Form 10-K
period 2018-03-31
Senmiao Technology Ltd
filed 2018-06-29
CIK 1711012

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38426

SENMIAO TECHNOLOGY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16F, Shihao Square, Middle Jiannan Blvd. High-Tech Zone, Chengdu Sichuan, People's Republic of China	610000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: +86 28 61554399

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of September 29, 2017, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates as of such date. The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of June 28, 2018, was approximately $78,424,525. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 28, 2018, there were 25,879,400 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980): None

SENMIAO TECHNOLOGY LIMITED

Unless otherwise stated in this Annual Report on Form 10-K ("Report"), references to:

•	"APR" or "annual percentage rate" refers to the annual interest rate that is charged to borrowers, expressed as a single percentage number that represents the actual yearly cost of funds over the term of a loan.
•	"China" or the "PRC" refers to the People's Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;
•	"Restructuring" refers to the establishment of a WFOE and the execution of a series of agreements among the Company, WFOE, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which the we have gained control of and become the primary beneficiary to Sichuan Senmiao;
•	"RMB" and "Renminbi" refer to the legal currency of China;
•	"Sichuan Senmiao" refers to Sichuan Senmiao Ronglian Technology Co., Ltd., our variable interest entity;
•	"Senmiao," "we," "us," "our company" and "our" refer to Senmiao Technology Limited., its subsidiary and its consolidated variable interest entity;
•	"Senmiao Consulting" and "WFOE" refer to Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly owned subsidiary in China;
•	"US$," "U.S. dollars," "$," and "dollars" refer to the legal currency of the United States.

We use U.S. dollars as reporting currency in our financial statements and in this Report. Monetary assets and liabilities denominated in Renminbi are translated into U.S. dollars at the rates of exchange as of the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. In other parts of this Report, any Renminbi denominated amounts are accompanied by translations. With respect to amounts not recorded in our consolidated financial statements included elsewhere in this Report, all translations from Renminbi to U.S. dollars were made at RMB 6.5027 to US$1.00, the noon buying rate set forth in the H.10 statistical release of the Federal Reserve Board on June 22, 2018. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. The PRC government restricts or prohibits the conversion of Renminbi into foreign currency and foreign currency into Renminbi for certain types of transactions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This Report, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continues," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies;
•	our future business development, financial condition and results of operations;
•	the expected growth of the credit industry, and marketplace lending in particular, in China;
•	our expectations regarding demand for and market acceptance of our platform's products and services;
•	our expectations regarding our platform's user base;
•	our plans to invest in our platform;
•	our relationships with our partners;
•	competition in our industry; and
•	relevant government policies and regulations relating to our industry.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.	Business

Overview

We are an online lending platform in China connecting Chinese investors with individual and small-to-medium-sized enterprise ("SME") borrowers. Through our platform, we offer quick and easy access to credit to borrowers and attractive investment returns for investors. Since the acquisition of our platform in September 2016, which is more fully described below, through March 31, 2018, we have facilitated loans (including assigned loans) with an aggregate of principal of over RMB 579 million (approximately US$89 million). As of March 31, 2018, we had a total of 3,372 investors, 2,558 borrowers and two creditor partners had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

Our online platform enables us to efficiently match borrowers with investors and execute loan transactions. We seek to address an unmet investor and borrower demand in China. While presently our borrowers mainly come from referrals from financial institutions and business partners, our investors come from a variety of channels, including internet and our mobile applications, promotion through our own business development department as well as referrals from our business partners.

As of March 31, 2018, we had an aggregate of 40,044 registered users. We interact with registered users of our platform on a regular basis. We post articles of third parties related to investment and wealth management on our platform for our registered users. Information in these materials may potentially be used by registered users on our platform for their investment decisions, including investment in loans posted on our platform. All registered users of our platform have access to loans posted on our platform and can forward the loan posting to individuals in their network. Any of these users and their connections can invest in loans posted on our website if they are willing to.

Historically, we offered two types of products: standard loans and assignment of loans, providing qualified borrowers with convenient access to affordable credit at competitive prices and creditors with a fast and cost-efficient way to assign their existing loans for more liquidity. Our investors have the option to individually select specific loans to invest in or to use our automated investing tool that identifies and selects loans on the basis of an investor targeted return and risk tolerance.

All our loans currently facilitated on our platform are unsecured, feature fixed interest rate and have terms ranging from one to 36 months. We generate revenues primarily from fees charged for facilitating loan transactions on our platform. We charge borrowers transaction fees based on the loan amounts for services provided through our platform. Our current transaction fees range from 4.14% to 6.14% of the loan amount for borrowers. The transaction fees are paid (i) upon disbursement of the proceeds for loans accruing interest on a monthly basis and (ii) upon full payment of principal and interest of loans accruing interest on a daily basis. We also charge our investors a service fee of 8.00% of their actual investment return and the service fee is paid when the investors receive their interest payment.

Our Corporate History and Structure

We were incorporated in the State of Nevada on June 8, 2017. We have established a wholly owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. ("WFOE," or "Senmiao Consulting") in China. Substantially all of our business activities are undertaken by WFOE and a variable interest entity ("VIE"), Sichuan Senmiao Ronglian Technology Co., Ltd. ("Sichuan Senmiao") in China. As of the date of this Report, the WFOE only provides services to Sichuan Senmiao, our VIE entity, pursuant to our VIE agreements. We anticipate that the WFOE will conduct a major portion of our research, development and marketing activities.

Sichuan Senmiao was established in China in June 2014. The equity interest of Sichuan Senmiao is owned by 9 individuals in the PRC (see the corporate structure diagram below for details). As of February 26, 2018, purchase price for all equity transfers has been fully paid and the transfers have been completed. We have entered into a series of contractual arrangements with Sichuan Senmiao and each of its equity holders through WFOE to obtain control and become the primary beneficiary of Sichuan Senmiao. The contractual arrangements have been in place since the establishment of WFOE (the "Restructuring").

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer platform (including website, internet content provider ("ICP") registration, operating systems, servers, management system, employees and users) (the “Aihongsen platform”) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. ("Chenghexin"), who had established and operated the platform for two years prior to our acquisition (the "Acquisition"), for an initial payment of RMB 60 million (approximately US$8.9 million) with the remaining payment to be confirmed upon completion of an appraisal of the platform. On March 26, 2017, the parties signed a supplement agreement to the purchase agreement whereby they confirmed the remaining payment based on the appraisal report. We paid a total cash consideration of RMB 69,690,000 (approximately US$10.1 million) for the platform.

Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB 60 million (approximately US$8.9 million) immediately following the Acquisition, in order to focus on the online marketplace lending business.

The following diagram illustrates our corporate structure, including our subsidiary and consolidated variable interest entity as of the date of this Report:

Contractual Arrangements with Sichuan Senmiao

Due to PRC legal restrictions on foreign ownership and investment in value-added telecommunications services, and internet content provision services in particular, we currently conduct these activities through Sichuan Senmiao, which we effectively control through a series of contractual arrangements as follows:

•	Equity Interest Pledge Agreement. The WFOE, Sichuan Senmiao and all of the Sichuan Senmiao equity holders ("Sichuan Senmiao Shareholders") entered into an Equity Interest Pledge Agreement, pursuant to which Sichuan Senmiao Shareholders pledged all of their equity interest in Sichuan Senmiao to WFOE in order to guarantee the performance of Sichuan Senmiao's obligations under the Exclusive Business Cooperation Agreement as described below. During the term of the pledge, WFOE is entitled to receiving any dividends declared on the pledged equity interest of Sichuan Senmiao. The Equity Interest Pledge Agreement ends when all contractual obligations under the Exclusive Business Cooperation Agreement have been fully performed.

•	Exclusive Business Cooperation Agreement. Pursuant to an Exclusive Business Cooperation Agreement by and among the Company, WFOE, Sichuan Senmiao and each of the Sichuan Senmiao Shareholders, WFOE will provide Sichuan Senmiao with complete technical support, business support and related consulting services during the term of the agreement. The Sichuan Senmiao Shareholders and Sichuan Senmiao have agreed not to engage any other party for the same or similar consultation services without WFOE's prior consent. Further, Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. The term of the Exclusive Business Cooperation Agreement is ten years from September 18, 2017. The WFOE may terminate the Exclusive Business Operation Agreement at any time upon prior written notice to Sichuan Senmiao and the Sichuan Senmiao Shareholders.

•	Exclusive Option Agreement. Pursuant to an Exclusive Option Agreement by and among the WFOE, Sichuan Senmiao and each of the Sichuan Senmiao Shareholders, the Sichuan Senmiao Shareholders have granted WFOE an exclusive option to purchase at any time in part or in whole their equity interests in Sichuan Senmiao for a purchase price equal to the capital paid by the Senmiao Shareholders, pro-rated for purchase of less than all the equity interest. The Exclusive Option Agreement terminates in ten years from September 18, 2017 but can be renewed by WOFE at its discretion.

•	Powers of Attorney. Each of the Sichuan Senmiao Shareholders has entered into a power of attorney (the "Power of Attorney") pursuant to which each of the Sichuan Senmiao Shareholders has authorized the WFOE to act on his or her behalf as the exclusive agent and attorney with respect to all rights of such individual as a shareholder, including but not limited to: (a) attending shareholders' meetings; (b) exercising all the shareholder's rights, including voting, that shareholders are entitled to under PRC law and the Articles of Association of Sichuan Senmiao, including but not limited to the sale or transfer or pledge or disposition of the equity interests of Sichuan Senmiao owned by such shareholder; and (c) designating and appointing on behalf of the shareholders the legal representative, chairperson, director, supervisor, chief executive officer and other senior management members of Sichuan Senmiao. The Power of Attorney has the same term of the Exclusive Option Agreement.

•	Timely Report Agreement. The Company and Sichuan Senmiao entered into a timely report agreement pursuant to which Sichuan Senmiao agrees to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can make necessary SEC and other regulatory reports in a timely fashion.

Our Industry

Consumption in China is growing rapidly but remains underfinanced, suggesting significant growth potential for China's consumer finance market.

Consumption in China has experienced rapid growth as a result of China's economic development and rising consumption power among Chinese consumers. According to the World Bank, China's GDP increased from US$7.6 trillion in 2011 to US$10.1 trillion in 2015, while annual per capita disposable income increased from US$5,634 in 2011 to US$8,069 in 2015. Consumption has increasingly become an important driver of China's GDP growth, with the ratio of final consumption to GDP reaching 51.1% in 2015, according to the National Bureau of Statistics of China. "Final consumption" is the total expenditure of residents on the consumption of goods and services in a certain period, namely the expenditure of residents for purchases of goods and services from the domestic economic territory and abroad to meet the requirements of their daily life, and excludes the expenditure of non-residents on consumption in the economic territory of the country. While China's ratio of final consumption to GDP in 2015 was 51.1%, it was still relatively low compared to the corresponding figure for the U.S. in the same period, which was 82.5% according to the World Bank, suggesting tremendous future potential. We believe the United States, which is characterized by high levels of consumption and high consumption loan balance to GDP ratios, provides a good proxy for the way China may develop given the growth of China's economy, China's large and expanding consumer base and the Chinese government's policies to encourage consumption. As consumption in China continues to rise, we believe China's consumer finance market will develop to address unmet consumer demand.

China's Consumer Finance Market

Despite growing consumption levels, consumption in China is underfinanced primarily because loans from traditional financial institutions are not easily accessible. For example, to obtain a bank loan, a potential borrower needs to physically go to a bank branch. However, most bank branches offering consumption loans are located only in tier 1 and tier 2 cities such as Beijing, Shanghai and Guangzhou. In addition, the application process for a bank loan is complex and time-consuming. The perceived ineffectiveness of traditional financial institutions at serving the consumer finance market potentially suggests business opportunities for alternative credit providers. According to iResearch Consulting Group, a market research and marking company in China ("iResearch"), China's consumption loan exceeded RMB 22 trillion (approximately US$3.4 trillion) in 2016 and is expected to further grow to RMB 40.1 trillion (approximately US$6.2 trillion) by 2020. The development of new financial services and products will be one of the key growth drivers.

The consumer finance market consists of secured consumption loans such as car loans and home mortgages, and unsecured consumption loans such as credit cards and other unsecured loans from banks and consumer financing companies. China's credit balance in 2015 was RMB 93.6 trillion (approximately US$14.4 trillion), representing an increase of 14.9% from the prior year. Unsecured consumption loans are expected to exhibit relatively stronger growth. According to a report issued by iResearch, China's consumption loan balance had reached RMB 19 trillion (approximately US$2.9 trillion) by the end of 2015, and is expected to reach RMB 41.1 trillion (approximately US$6.3 trillion) by the end of 2019. Key drivers behind the expected growth in China's unsecured consumer finance market include the penetration of consumer finance into more consumption categories, the continued development of a nationwide personal credit information database, which improves the ability of lenders to evaluate potential borrower risk, and credit providers' increasing awareness of the business opportunity in the sector.

Opportunities for Marketplaces Connecting Borrowers and Investors

We believe China's rapidly growing consumption levels and relatively limited consumer finance options have created opportunities for marketplaces that connect borrowers and investors. According to iResearch, transaction values for marketplaces that focus on consumption loans, or consumer finance marketplaces, are expected to grow from RMB 436.7 billion (approximately US$522.9 billion) in 2016 to RMB 3.4 trillion (approximately US$67.2 billion) in 2019, representing a compound annual growth rate of 98.2%. The primary drivers for the growth of consumer finance marketplaces include the growing consumption market and increasing demand for consumer finance. In addition, it is also driven by consumers' need for higher borrowing limits and convenient transaction processing, and improved credit assessment capabilities made possible through the application of big data analytics.

Additional drivers for the growth of online consumer finance marketplaces include increased internet and mobile penetration among consumers, the emergence of online marketplaces and ecommerce platforms that drive consumer behavior from offline to online, as well as the ability to realize comparatively lower user acquisition costs and higher operating efficiencies.

Recent Developments in the Peer-to-Peer Lending Industry

The online lending marketplace industry in China is intensely competitive and we compete with many other peer-to-peer marketplaces. According to the China Peer-to-Peer Industry Report for 2016 (the "P2P Report") issued by Lingyi Research Center, an independent research institution, there were approximately 4,856 peer-to-peer lending marketplaces in China as of December 2016. The number of platforms increased to 5,229 as of July 2017. In light of the low barriers to entry in the peer-to-peer lending industry in China, we expect more players to enter this market and increase the level of competition.

Despite the continuous increase of the number of lending platforms, the peer-to-peer lending market in China has been subject to risky lending practices (such as over-leveraging) and platform failures. According to the P2P Report, as of December 2016, 3,201 platforms (or 65.9%) had the above referenced issues, 21 of which were located in Sichuan. Among these problematic platforms, 433 platforms (or 39.2%) closed and 395 platform (or 35.7%) suspended their operations.

In response to the ongoing platform failures and continuous risky lending practices, the PRC government has increased its regulation of peer-to-peer lending since 2015. The most significant regulation is the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries (the "Interim Measures"). The Interim Measures set forth the upper limit for borrowing amounts of individuals and entities from one platform and the upper limit for aggregate borrowing amounts of each type of these borrowers from all peer-to-peer lending platforms within one year. Recent regulatory developments have facilitated operational adjustments that we expect will improve lending practices on peer-to-peer platforms in China. In order to comply with the Interim Measures, peer-to-peer lending companies are adjusting various aspects of their operations, including loans offered on their platforms and risk management programs. One of the significant trends since the Interim Measures became effective is the transition to smaller loans. The Interim Measures also require lending platforms to use banks as custodian. As a result, lending platforms are switching to bank custodians. According to Lingyi Research Center, as of December 2016, 227 platforms signed depository agreements with custodian banks.

In light of the increased regulations, the number of peer-to-peer lending platforms entering the market has been decreasing since mid-2016. According to Lingyi Research Center, approximately 38 lending platforms entered into the market in July 2016 and the number decreased to 8 in December 2016. For more information on regulations on marketplace lending, see "Business – Regulations" and "Risk Factors."

Our Platform

Our platform capitalizes on opportunities presented by a financial system that leaves many creditworthy individuals and businesses underserved or even unserved. Our online business platform allows us to efficiently match borrowers with investors. We provide borrowers with convenient access to financing at competitive rates, while we offer investors attractive returns. Our platform provides the following benefits to borrowers, creditors and investors:

Benefits to Borrowers

We believe our platform provides the following benefits to our borrowers:

•	Easy access to credit or more liquidity. We believe borrowers are significantly underserved by the current consumer finance system in China, which provides insufficient or, in some cases, no access to funds at all. We provide borrowers with access to loans based on borrower's risk profile and credit history. The principal amount of loans facilitated on our platform generally range from RMB 10,000 (approximately US$1,538) to RMB 1,000,000 (approximately US$153,782).

•	Quick and convenient access. We provide borrowers with an online loan application and management platform that can be accessed anytime and anywhere through our website and mobile applications. We also provide borrowers with access to live support and easy-to-use online tools throughout the application process and for the lifetime of the loan including a 24/7 customer service hotline and web chat.

•	Fast credit approval. We provide borrowers with faster decisioning compared to traditional sources of consumer financing in China, which may take weeks to provide a decision on a loan application. We generally notify qualified borrowers with completed documentation of our decision within a day.

•	Competitive rates and payments. We offer borrowers competitive interest rates as compared with the rates charged by our competitors. During the year ended March 31, 2018, qualified borrowers paid an average interest rate of approximately 7.57% on an APR basis.

•	Transparent marketplace. We offer borrowers a transparent application process with foreseeable turnaround times and clear documentation requirements. All of the loans facilitated through our platform feature fixed interest rates, which together with service fees and late payment penalties, are clearly disclosed to borrowers during the application process.

Benefits to Investors

We believe our platform provides the following benefits to our investors:

•	Access to a new asset class. We provide investors seeking funding opportunities with access to an investment opportunity that is outside the traditional and limited investment channels available to investors in China. We offer investors the ability to invest as little as RMB 100 (approximately US$15.4), allowing the investors to invest in diversified portfolio of loans.

•	Attractive returns. We offer investors attractive potential returns, which currently range from 7.07% to 9.94% on an annualized basis after fees, which is higher than traditional investment products such as bonds, treasurer bills, and certificates of deposit. Our risk management and credit screening capabilities help to improve the reliability of returns obtained through our platform.

•	Easy and quick access. We offer investors 24/7 access to all available services through our website and mobile applications. We provide investors with an online tool that automatically invests a specified amount of funds committed by the investor according to investor-specified criteria, including: investment amount, method of repayment, desired rate of return and tenure. We also provide a 24/7 customer service hotline and web chat to answer any additional questions that investors may have.

•	Investor protection. We focus on investor protection through all stages of a transaction including but not limited to implementing strict risk management measures to assess and verify borrowers' creditworthiness and monitoring payment status. With all these efforts, we have not had any defaulted loan or delinquencies since our inception. We also strive to follow good industry practices to protect our investors. For example, we have engaged Sichuan XW Bank Co., Ltd. ("XW Bank") for fund depository functions including settlement, accounting and safeguarding online lending capital and obtained the Level III Certification of Information System Security issued by the Ministry of Public Security (the "MPS").

Our Strengths

We believe the following competitive strengths contribute to our success and differentiate us from our competitors:

Fast growing online lending platform in Sichuan servicing direct selling industry

Our platform was one of the early online lending platforms in Sichuan province. From the Acquisition of our platform through March 31, 2018, our platform successfully facilitated loans (including loan assignments) between 2,089 investors, 2,406 borrowers and two creditors, representing an aggregate value of approximately RMB 579 million (approximately US$89 million). We are also leveraging our relationship with Resgreen Group, a direct selling company based in Changsha, China, with over a million members, to jointly promote our products and services to their business partners and members. We are aiming to position ourselves as a leading online consumer finance platform for the direct selling industry in the PRC. We believe our scale, brand, risk management capabilities and technology platform allow us to effectively attract new participants, lower costs for our users, provide high-quality loan investment opportunities, create higher liquidity and thus reinforce our market position. As of the date of this Report, there are approximately 35 lending platforms in Sichuan province. The Company's primary competitors in Sichuan include Sichuan Jinding Wealth Information Technology Co., Ltd. ("Jinding Wealth"), Koudai Network Services Co., Ltd., Chengdu Hongxue Jinxin Business Consulting Co., Ltd. and Chengdu Zhongke E-Commerce Co., Ltd. Although some of these companies, such as Jinding Wealth, are established lending platforms with large and existing borrower and investor bases as well as substantial financial resources, compared to these lending platforms, we believe that our sophisticated custodian system and compatibility with current PRC regulations will make us more attractive to both borrowers and investors. Based on information available on the websites of our competitors as well as www.wdzj.com, an independent third party website that focuses on the P2P lending industry in China, we believe we are the first non-state owned lending platform in Sichuan that has established a custodian system with a depository bank pursuant to the requirements of applicable PRC regulations. We set up our custodian system in February of 2017 while most of our competitors were either negotiating their agreements with custodian banks or were (or remain) in the process of transitioning to the custodian system operated by their depository banks. In addition, loan transactions on our platform comply with restrictions on aggregate loan amounts for individual borrowers and entities set forth in PRC regulations while our competitors are in the process of restructuring loans on their platforms to comply with such requirement.

Low investment thresholds

We attract investors with a minimum investment amount of RMB 100 (approximately US$15.4), which is lower than most of the traditional investment products, thereby providing investors with the flexibility to invest as much and as frequently through our platform as desired. A low minimum investment amount also enables investors to diversify their loan portfolio.

From the Acquisition to March 31, 2018, the average investment was approximately RMB 40,612 (approximately US$6,245) and the average number of loans in an investor's loan portfolio was 7.07.

Attractive user experience

We offer a superior user experience to our platform participants. We provide borrowers and creditors with quick and convenient access to credit at affordable and competitive rates through our online platform that is accessible anytime and anywhere online and through our mobile application. For the year ended March 31, 2018, we facilitated loans to 2,369 borrowers and loan assignments to two creditors through our platform.

We offer investors easy and quick access to an alternative asset class with attractive potential returns, as well as an attractive user experience. For the year ended March 31, 2018, 1,839 investors made investments through our platform with an average investment amount of approximately RMB 45,526 (approximately US$7,001) per investor. Of these investors, 73.01% were repeat users of our platform, defined as those investors who made two or more investments through our platform during the period.

Cost efficient user acquisition

We invest in developing relationships with direct selling companies because we believe that they are well positioned to introduce our platform to a very broad potential user base due to the nature of their business. We have partnered with Resgreen Group. Since March 2017 through March 31, 2018, we acquired approximately 22,654 new users through referrals from Resgreen Group, of which approximately 471 had invested through our platform while none of them had borrowed. With the increase in the number of new users from our partnership with Resgreen Group, we are able to effectively lower our user acquisition costs as compared to traditional user acquisition channels because we have been able to precisely market our platform to a large number of potential users with relevant low marketing expenses. Pursuant to our strategic cooperation agreement with Resgreen Group, we have the right to participate in all meetings Resgreen Group organizes for its members, at which we can promote our brand and services and attract Resgreen members. Once these Resgreen members become registered users of our platform, they can potentially become borrowers and investors on our platform. We have agreed to provide Resgreen members access to our platform where they can view investment opportunities and information related to wealth management posted on our platform. Resgreen has also agreed to provide to us information regarding their members, including members' basic information as well as sales and financial data of each member within the Resgreen direct sale network. We plan to develop targeted marketing strategies towards Resgreen members by analyzing such data. We have agreed to provide Resgreen Group our analysis of their members' information. Our business relationship with Resgreen Group is strategic rather than economic by its nature. Resgreen Group is not entitled to any fees when any of its members becomes a borrower or investor on our platform.

Comprehensive risk management system

Our risk management system enables us to evaluate potential borrowers in a market where reliable credit scores and borrower databases are still at early stage of development. Our system is built upon data accumulated through our operations, publicly available governmental data, and third-party credit sources. We supplement these data with manual verification and fraud prevention processes. We consistently upgrade our risk management model with new credit data and technologies. We believe our risk management is prudent, as evidenced by the performance of various loan vintages facilitated through our platform.

Experienced management team

We have a strong management team with many years of experience in consumer finance in China. Our chief executive officer, Ms. Xin Chen, played a key role in the establishment and operation of another peer-to-peer lending platform prior to joining Sichuan Senmiao. She also has over 20 years' of accounting and finance experience based on her managerial and executive positions at various investment and real estate companies. Our management members also have significant experience in the consumer lending industry spanning multiple areas of expertise, including loan origination, risk management, product development, third party payment and collection in China.

Our Users

Our Borrowers

We service both individuals and SME borrowers. We acquire our borrowers mostly through referrals from financial institutions such as banks, micro-lending companies and guarantee companies due to the differences between these institutions' operation model, product offering and targeted customer and our own. These institutions refer borrowers to us if they believe that our platform and loans offered on our platform better serve the borrowers' needs for financing. For example, guaranty companies are not allowed to extend loans, so they refer borrowers to us and they may serve as guarantors in such transactions for services fees, while banks in China focus on traditional large scale standardized loan products and they do not typically serve our targeted market. The borrowers they refer to us are generally looking for short-term financings below RMB 1,000,000 (approximately US$153,782) to fund their cash flow requirement. We are not obligated to pay any fees to any of these institutions and have not paid any referral fees as of the date of this Report. We also acquire borrowers through our own marketing efforts such as event promotions, online marketing, user meetings and sales support. For the year ended March 31, 2018, we have facilitated loans to over 2,369 borrowers with an aggregate principal amount of approximately RMB 529 million (approximately US$81.4 million).

Our Creditor Partners

Prior to 2018, our platform was also accessible to creditors ("Creditor Partners") who had extended loans to borrowers outside our platform ("Outside Loans"). We provided our Creditor Partners the ability to assign their creditor's rights under the Outside Loans to obtain interim financing before loan maturities.

We would review and evaluate a Creditor Partner's financial conditions and credit profiles and make a determination if they would meet our minimum requirements for listing the Outside Loans on our platform. We would re-evaluate these partners' credit status from time to time, usually on a monthly basis. Once the Creditor Partner was approved, we would categorize the partner's credit facility into one or more of the loan products and post their loans on our platform. Investors would then have access to information regarding the original borrower, the loans being assigned, the collateral or guaranty securing the loans and other details related to the assigned loans. Our Creditor Partners were required to repurchase the Outside Loans at the end of the assignment term.

The Creditor Partners had conducted their own due diligence on the original borrower's creditworthiness for the Outside Loans when they originally made these loans. Our risk control department also would conduct its own due diligence on the creditor's rights sought to be assigned and the original borrower's credit-worthiness, applying the same standards we use to review borrowers for direct loans. As part of this process, our risk control department would review the loan contract between the Creditor Partner and the original borrower to determine whether the original borrower had agreed to the proposed assignment of creditor's rights. We would then directly contact the original borrower to ensure that they had received notice of proposed assignment from the Creditor Partner.

When our Creditor Partners assigned Outside Loans to investors on our platform, all rights of the Creditor Partners were assigned to the investors. Borrowers under the Outside Loans would remain legally obligated to pay off the assigned Outside Loans. Existing guarantors of the Outside Loan would remain legally obligated to perform their obligations under the assigned loans. Neither we nor the Creditor Partner would have any obligation to repay the assigned loan or provide a payment guarantee.

For this service, we charged our Creditor Partners service fees ranging from 0.32%-0.94% of the assigned loan principal. For the year ended March 31, 2018, the term of assignment of the loans averaged 28 days and the size of the loans assigned on our platform during this period was $36,281 on average.

Each Creditor Partner had a maximum amount of outstanding loan assignments permitted on our platform ("Total Assignment Cap") that was approved by our loan assessment committee when we approved the Creditor Partner. The Total Assignment Cap was RMB 50 million (approximately US$7.7 million) for each of our Creditor Partners prior to our discontinuation of the assigned loan products.

We had two Creditor Partners prior to discontinuation of our loan assignment services — one is an automobile dealer that offers short-term financing to car purchasers and the other is engaged in providing loan services.

Starting in January 2018, we no longer offer the loan assignment services to our Creditor Partners in preparation for our record-filing under the newly promulgated regulations of the marketplace lending industry. For more information on these regulations, see " Regulations — Regulations Related to the Marketplace Lending Industry." All the balance of the assigned loans was paid in full during the year ended March 31, 2018 before the date we applied for our record-filing.

Our Investors

We accept investments from individual investors of all income levels. This large and rapidly growing sector of the Chinese investors is currently underserved by traditional investment products in China. We seek to attract individual investors because members of this demographic group are a significant untapped source of capital.

For the year ended March 31, 2018, 1,839 investors made investments totaling approximately RMB 529 million (approximately US$81.4 million) through our platform. During this period, average annual investment return for investors on our platform was 7.57%. As of March 31, 2018, we had over 3,372 investors on our platform.

Cooperation with Business Partners

With an aim to facilitate our record-filing with relevant authorities under Circular 57 (defined below) and the Interim Measures, we discontinued our loan assignment services for our Creditor Partners in January 2018.

However, in order to continue to utilize our relationships with prior creditors, whom we referred to as business partners due to change of business model, we signed cooperation agreements with them pursuant to which they would refer their customers with financing needs to our platform. Pursuant to the cooperation agreements, we sent our employees to the office of our business partners and such employees would collect and review loan application materials from our business partners' customers who would like to seek financing through out platform and verify their identity, credit and financial conditions based on our standards. Our business partners would also collect, review and assess loan application materials from their customers as part of their risk management process because they will provide guaranty for the loans their customers take through our platform.

Our business partners would pay for the transaction fees on behalf of their customers when the loans transactions of their customers are concluded. Specifically, the transaction fees for loans accruing interest on a monthly basis are paid upon disbursement of loan proceeds and the transaction fees for loans accruing interest on a daily basis are paid upon full payment of principal and interest. The transaction fees charged to the borrowers referred by business partners varied based on the amount of business our business partners refer to us and the default risk of borrowers referred, ranging from 0.30% to 2.98% of the loan amounts.

Our business partners as well as their affiliates would guarantee the payment of the loans. They are parties to the loan transaction documents and would be jointly and severally liable for the payment of the loans, including principal, interest, penalties, and other fees associated with collection of the loans. In addition, to further secure the loan transaction, we sometimes would require a business partner to provide a security deposit for each referred loan transaction. The security deposit would be used to pay back the investors when the referred borrower failed to pay principal and interest in time and the business partner would need to deposit additional funds to ensure sufficient funds at required level.

Each business partner had a maximum amount of loans referred permitted on our platform ("Total Referral Credit") that was approved by our loan assessment committee when we approved the business partner. The Total Referral Credit ranged from RMB 50 million (approximately US$7.7 million) to RMB 200 million (approximately US$30.8 million).

In February 2018, Sichuan province issued local guidelines on the rectification and acceptance of internet lending information intermediaries which require the guarantors for the loans facilitated by lending platforms to be guaranty institutions or insurance companies that hold professional guaranty qualifications. Our business partners who guaranteed the loans do not hold the guarantor qualifications. To comply with the local guidelines and also as part of our preparation for our record –filing under the new marketplace lending regulations and as requested by the local finance bureau in connection with their inspection of our operations, we ceased our cooperation with business partners in March 2018 and began to focus on facilitating loan transactions solely between borrowers and investors on our platform.

User Acquisition

We have adopted a sales and marketing strategy aimed at enhancing our profile in the marketplace lending industry and the credit industry as a whole. Our sales and marketing efforts have included event promotions, online marketing, user meetings and sales support. In addition, in order to increase our brand recognition among potential borrowers and investors, we have participated in industry or government organized forums and summits. Our recent borrower acquisition activities have primarily comprised of developing user base through our strategic alliance with Resgreen Group as well as identifying potential borrowers through online advertisement. In connection with our online marketing efforts, we have taken search engine optimization measures to increase our search index results on third-party search engines.

Our Products and Services

Products Offered to Borrowers

We facilitate fixed-rate loans to individual and SME borrowers who are in need of capital for business operations. Currently, the loans offered on our platform have a term ranging from 1 month to 36 months and are unsecured. Historically, the loans facilitated on our platform were secured either by real property, large tangible assets such as automobiles, or guaranteed by unaffiliated third parties. As described above, we ceased to offer loans secured by guarantors who do not hold guarantor qualifications in February 2018 following the issuance of local guidelines on the rectification and acceptance of online lending information intermediaries.

Pursuant to the requirement of the Interim Measures, we do not permit individual borrowers to hold loans with aggregated outstanding principal of more than RMB 200,000 (approximately US$30,756) or SME borrowers to hold loans with aggregated outstanding principal of more than RMB 1,000,000 (approximately US$153,782). Within the maximum loan amount permitted by applicable PRC regulations and the scope of our risk management policy, we allow borrowers to hold multiple loans that are facilitated through our platform at one time.

Direct loans facilitated on our platform range in the amount of RMB 10,000 (approximately US$1,538) to RMB 200,000 (US$30,756) for individual borrowers and RMB 23,900 (approximately US$3,675) to RMB 1,000,000 (approximately US$153,782) for SMEs. Our direct loans currently outstanding include loans of three months, six months and 36 months. The annual interest rate for direct loans averaged 7.57% for the year ended March 31, 2018.

For the year ended March 31, 2018, we facilitated loans to 2,369 borrowers through our platform and the total amount of funds loaned to borrowers through our platform was approximately RMB 529 million (approximately US$81.4 million).

The APRs for the term loans on our platform currently range from 7.68% to 10.8%. We also charge borrowers transaction fees for our services ranging from 4.14% to 6.14%. The transaction fee is charged as a percentage of the loan amount and is typically paid up-front at the time of the disbursement of loan proceeds for loans accruing interest on a monthly basis and upon full payment of principal and interest of loans accruing interest on a daily basis. We recognize revenues generated from transaction fees when the loan transactions are closed and invoices for such fees are issued. The interest rate and transaction fee represent the total cost of borrowing for borrowers. A penalty fee for late payment is imposed as a percentage of the amount past due and will be paid to the investors should a default occur. All fees are clearly disclosed to the borrowers. As of the date of this Report, we have not collected any penalty for late payment because there has not been any default or delinquencies since we acquired the Aihongsen platform.

We do not allow loan rollovers, i.e., the repayment of a loan using proceeds from a new loan. If an applicant has outstanding loans below the statutory limit, (i.e. RMB 200,000 for individuals and RMB 1,000,000 for enterprises), we would allow such applicant to borrow additional amounts provided that additional guaranty/collateral is provided and such application meets all the criteria for a new loan. The proceeds of a new loan cannot be used to pay off the prior loans of the same borrower.

Services Offered to Creditor Partners

We used to provide our Creditor Partners with a platform to assign their existing loans to meet their cash flow requirements. Starting January 2018, we discontinued the offering of assigned loan products on our platform to facilitate a smooth record-filing under Circular 57 (defined below) and the Interim Measures.

By the time we suspended our loan assignment services, an aggregate of 1,295 loans totaling approximately RMB 230 million (approximately US$35.4 million) were assigned to investors through our platform. We also charged fixed interest rate based on the term of the assignment of the loans. The APRs for the assigned loans on our platform ranged from 6.78% to 8.64%. Including interest, our total charge for Creditor Partners generally ranged from 12% to 18% of the loan amount. The interest and transaction fee were typically paid when assignment proceeds were disbursed but we sometimes allowed payment at the time the Creditor Partner repurchased the Outside Loans. We generally recognized revenues from Creditor Partners when the assignments were consummated.

Services Offered to Investors

Through our platform, investors have the opportunity to invest in a range of loan products with attractive returns. We provide our investors with an automated investing tool with which an investor can invest a specified amount of money to borrowers or previously our Creditor Partners through our platform for a specified period of time. Once an investor commits funds to invest, the funds are automatically allocated among approved borrowers. Our automated investing tool automatically reinvests investors' funds as long as there are sufficient funds in the investor's account, enabling investors to automatically reinvest without having to continually revisit our website or mobile application. Investors using our automated investing tool are allowed to withdraw their funds before a loan is fully subscribed. During the fiscal year ended March 31, 2018, over 70% of the funds invested by investors through our platform were invested utilizing this automated investing tool.

The minimum threshold for a lending commitment made through our automated investing tool is RMB 100 (approximately US$15.4). For the year ended March 31, 2018, the average amount invested through our automated investing tool by each investor was approximately RMB 24,404 (approximately US$3,753). The rate of return offered to an investor after deducting the management fee varies with the duration of the investment term. Currently, the rate ranges from 7.23% to 9.94% for loans with a term from 90 days to 36 months.

We charge investors a service fee for using our investing platform. The service fee is equal to 8.00% of the interest that investors receive, and is paid at the time of each interest payment. There is no service fee if there's no investment made from investors. We recognize revenues for services provided to investors when such fees are paid by and invoices are issued to the investors.

Our Platform and the Transaction Process

Our platform provides a streamlined application process for borrowers and investors alike. The entire process from initial application to disbursement of funds on average takes approximately 20 days for direct loans and approximately one day for loan assignments. With respect to loan assignments, the initial review and approval of our Creditor Partners would generally take one to three months but the approval of subsequent loan assignments would generally take a day as the Creditor Partners had been pre-approved and our review would involve less documents and procedures. Our initial review and approval of our business partners would generally take a month but the approval of loans to borrowers referred by our business partners would take one to five days.

The following illustrates the entire application and funding process through our platform:

Stage 1: Application

Our borrower application process begins with the submission of a loan application by a prospective borrower. Borrowers can apply through our website or mobile applications. As part of the application process, the prospective borrower is asked to provide various personal and business details. The specific personal and business details required will depend upon the borrower's desired loan product, but typically include PRC identity card information, employer information, bank account information, credit card information and a credit Report from the PBOC. For business, they will need business registration certificate, tax certificate, financial report, bank statements and credit report from the People's Bank of China (the "PBOC"). Our borrowers are also required to designate the use of loan proceeds in their loan applications. After loan proceeds are disbursed, we will follow up with telephone calls to confirm such designated use of proceeds. However, due to the lack of detailed regulations, implementation measures and guidance on regulations concerning our industry, it is unclear what measures are required to verify the use of proceeds. We believe our current practice is sufficient in light of the type of loans facilitated and our transaction volume.

Our Creditor Partners were also required to open an account with us and send us the application materials before they could list their loans on our platform. However, once we had approved the Creditor Partners, we would not conduct additional verification on the Creditor Partners for subsequent loan assignment requests. We would only review the documents and conduct procedures in relation to each loan assignment. Nonetheless, we would re-evaluate these partners' creditability from time to time, usually on a monthly basis.

We sent our employees to the office of our business partners to prepare the applications of borrowers referred to us by our business partners. Our employees would review and verify the accuracy of such information and documents. In certain cases, our employees stationed at the offices of our business partners would also assist our business partners with their review and evaluation of customers for purposes of their risk management.

New investors sign up to our platform using a simple online portal in which they input their PRC identity card information and bank account information. Prior to March 2017, the funds they invested over our platform were deposited into a custody account run by established third-party online payment platforms. In March 2017, we fully migrated to a new payment system with Guangdong Huaxing Bank, which took over the investor custody accounts previously managed by the third-party payment platform. On April 8, 2018, we changed our custodian bank to XW Bank because peer-to-peer lending platforms in Sichuan province are required to have local commercial banks within the same province serve as custodians according to certain local regulations.

Stage 2: Verification and Credit Assessment

We also supplement our review of borrower's and Creditor Partner's application with data from a number of internal and external sources, including the following:

• historical credit data accumulated through our online platform;

• personal identity information maintained by an organization operated under the MPS;

• personal credit information maintained by an organization operated under the PBOC;

• online data from internet or wireless service providers, including social network information;

• third-party credit check services; and

• fraud "blacklists" and databases.

This data is then aggregated and used to verify an applicant's identity, for possible fraud detection and for assessment and determination of creditworthiness.

Stage 3: Anti-Fraud and Decisioning

In order to efficiently screen borrower applicants, we have designed an initial qualification phase to review the basic information regarding a prospective borrower that has been submitted with his application and gathered by us from available sources. After an initial check is performed, the prospective borrower's loan application either proceeds to the next phase of the application process or the prospective borrower is notified of the decision to decline the application.

As part of the initial qualification process, we also send our on-the-ground team to visit the applicant at their residence or office to verify borrower identity, credit data as well as collateral properties. If needed, we also engage appraisal firms to determine the value of collaterals. Based on initial due diligence, our business development department prepares requisite reports as well as loan requests for submission to our risk management department for further review and verification.

If a member of the credit assessment team suspects there may be fraud involved with a particular loan application or determines that additional verification is needed to complete the credit decisioning process, that team member will conduct further due diligence and verification, such as additional phone calls or onsite visits to the applicant and the applicant's employer that is identified in the application.

Following our multi-level review, the credit assessment team will either approve the loan as is, approve the loan with one or more modified sets of loan characteristics, or decline the loan application. Unqualified borrowers are notified of the decision to decline their applications for failing to meet minimum requirements. Qualified borrowers proceed directly to the approval, listing and funding stage.

Our Creditor Partners conducted their own due diligence investigation in the original borrower's credit-worthiness when they extended the Outside Loans. In addition, our risk management department would conduct its own due diligence on the creditor's rights sought to be assigned and the original borrower's credit-worthiness, using the same standards discussed above. As part of this process, our risk management department would review the loan agreement between the Creditor Partner and the original borrower to determine whether the original borrower had agreed to the proposed assignment of a Creditor Partner's rights. We would then directly contact the original borrower to ensure that they have received notice of proposed assignment from the Creditor Partner.

As part of their agreement with us, our business partners were required to conduct face-to-face interview and/or site visits of the applicants to verify the identity, credit data and collaterals of the borrowers they refer to us. Apart from this, our risk management department would also conduct our own review, evaluation and verification of the applicants.

Stage 4: Approval, Listing and Funding

Once a loan application is approved, we enter into a loan agreement with respect to borrowers or a loan assignment and repurchase agreement in the case of a loan assignment by a Creditor Partner. The loan agreements are between a borrower, investor(s) who fund the borrower's loan and our platform, or in the case of a loan assignment and repurchase agreement, among the Creditor Partner, the investor(s), guarantors and our platform, or in the case of a loan transaction through referral by our business partner, among the investor, borrower, the business partner and its affiliates and our platform. Upon a borrower's or Creditor Partner's acceptance of the loan documents, the loan or the Outside Loan is then listed on our platform for investors to view. Once a loan or an Outside Loan assignment is listed on our platform, investors may then subscribe to the loan or the Outside Loan using our automated or self-directed investing tools. We also make available a security agreement that enables our investors to take a security interest in the borrower's collateral or a guaranty whereby the guarantor will be jointly and severally liable for the payment of loans. Except in the case of referral through our business partners where we enter into a Finance Intermediary Service Contract with our business partners with respect to each borrower referred, we enter into such contract directly with each borrower prior to the disbursement of the loan proceeds. The contract provides for the services fees we will charge the borrower to facilitate the loan transaction on our platform as well as the rights and obligations of each party in the transaction.

Once a loan or an Outside Loan is fully subscribed, funds are then drawn from a custody account and disbursed to the borrower or the Creditor Partner.

Real estate and automobiles used to be the two types of collateral for loans facilitated and assigned through our platform. As part of our risk management program, we would first examine the value of the real estate to be used as collateral and then record the collateralization with local real estate bureau if such registration was allowed by PRC real estate laws and regulations. If such registration was not feasible under applicable PRC laws and regulations, we would require the property owner reflected in the real estate registry to guarantee the loan. Automobiles used to be collateral for loans assigned from one of our Creditor Partners and the loans with borrowers referred by our business partners. The Creditor Partner had completed the collateralization process prior to the loan assignment. When such loans were assigned to investors on our platform, these investors would have the right of the Creditor Partner with regard to the collateral.

Stage 5: Servicing and Collections

We provide payment reminder services through text messages or phone calls one week before payment dates. For loans with a term of 30 days or shorter, borrowers repay interest and principle upon maturity. For loans with a term of longer than 30 days, borrowers pay interest on a monthly basis.

We are generally not involved in the collection process after a loan is delinquent or a Creditor Partner fails to repurchase its Outside Loan. Upon any of these events, the investors may sell defaulted loans to third party asset companies. They may also initiate legal action against the borrowers in default. We only become involved in the legal action when a lender engages us to assist the lender in a legal action initiated upon a default. Since there have not been any defaulted loans on our platform as of the date of this Report, our collection process has not been tested in practice.

Risk Management

Traditional risk management tools and the types of consumer finance data available in developed economies, such as widely available consumer credit reporting services, are currently at an early stage of development in China. We believe our strong risk management capabilities provide us with a competitive advantage in attracting capital to our platform by providing investors with comfort that they are investing in high quality loans through a sustainable platform.

Our Loan Assessment Committee and Risk Management Division

We have a loan assessment committee, comprised of five individuals: director of operation, director of risk management, chief compliance officer, chief executive officer and independent review officer. Based on the recommendation of our operation and risk management teams, each application received through our platform is submitted to our loan assessment committee for final review and decision.

We did not submit each loan assignment to our loan assessment committee. Instead, they would assess the qualifications of our Creditor Partners and approve them along with a Total Assignment Cap and specific guidelines on the review and approval of subsequent loan assignments. Our risk management team followed these guidelines when they reviewed and approved the loan assignments. Our loan assessment committee reevaluated our Creditor Partners and adjusted the assignment cap periodically based on the performance of the Creditor Partner on existing assignments and their current and future financial conditions.

To approve a loan or a Creditor Partner or business partner, our loan assessment committee must reach a consensus and the independent review officer has the authority to veto the decision of other committee members. In the year ended March 31, 2018, approximately 99.26% of the loan applications submitted to our loan assessment committee were approved, 100% of Creditor Partners and 75% of business partners were approved.

We also have an independent risk management division, responsible for establishment and maintenance of risk management systems, evaluation and assessment of risks in operation, documentation, and completion of risk analysis reports etc.

Fraud Detection

Our fraud detection system is part of our larger risk management system. The system identifies and rejects potential borrower applications. Our system combines offline verification and the use of third-party credit services. Our offline verification activities involve members of our credit assessment team speaking with potential borrowers and their third-party references to inquire after any inconsistencies in a loan application. We also utilize government agency's open database to check their identity card numbers against known criminals and third party companies' credit information on potential borrowers. We maintain a blacklist of applicants after detecting any fraudulent borrowers.

Investor Protection

We emphasize investor protection through all stages of a transaction including but not limited to implementing strict risk management measures to assess and verify borrowers' or Creditor Partners' creditworthiness, requiring collateral or guaranties for our loans, monitoring borrowers' or Creditor Partners' payment status, and employing professional collection team to collect late payments or defaulted loans. With all these efforts, we have not had any defaulted loan since the launch of our platform.

We also strike to follow the best industry practice to protect our investors. For example, we have engaged XW Bank to provide fund depository services for our platform and assume fund depository functions including settlement, accounting and safeguarding online lending capital. In addition, we have obtained the Level III Certification of Information System Security issued by the MPS.

Depository Banks and Third-Party Payment Agents

Through March 2017, we used third-party online payment platforms to administer payments between borrowers, investors and ourselves and perform the related clearing and fund settlement actions associated with these payments. Our third-party payment agents transferred funds to and from borrowers' and investors' payment accounts as payment channels. We established checks and balances to ensure that all payments, transfers and made by the third-party payment agents were checked multiple times prior to the transmission of any funds to avoid errors.

In the spring of 2017, as required by law and with an aim to implement better risk management for our users, we engaged Guangdong Huaxing Bank to provide fund depository services for our platform in March 2017, pursuant to which Guangdong Huaxing Bank sets up separate accounts for borrowers and investors, and assumes fund depository functions including settlement, accounting and safeguarding online lending capital. We changed our custodian bank to XW Bank on April 8, 2018 because peer-to-peer lending platforms in Sichuan Province are required to have local commercial banks within the same province serve as custodians according to certain local regulations. We are one of the first few online lending platforms in Sichuan Province that have been accepted into the bank payment system.

Third-party payment agent operates as the payment channels and only transfer funds to and from fund depository accounts. Applicable Chinese regulations require us to centralize our depository business to one commercial bank, and sign or amend implementation agreements to the extent necessary. As a result, we ceased our business relationships with third party payment agents and engaged Guangdong Huaxing Bank, which was replaced by XW Bank as our sole custodian service provider. Other than XW Bank, none of our current service providers is critical to our business operations. If we discontinue our business relationship with XW Bank, we do not anticipate any material challenges finding another bank as our alternative custodian service provider.

Our Technology

We believe our technology platform is a competitive advantage and an important reason that borrowers and investors utilize our platform. Key features of our technology platform include:

•	Mobile applications. We have developed different user-friendly mobile applications for borrowers and investors, which enable borrowers, Creditor Partners and investors to access our platform at any time or location. We launched our first mobile application in February 2017, and approximately 94.26% of investments were facilitated through our mobile application during the year ended March 31, 2018.

•	Fraud detection. We use a combination of current and historical data obtained during the application process, third-party data and sophisticated analytical tools to help determine an application's fraud risk. High risk applications are subject to further investigation. In case where fraud is confirmed, the application is cancelled, and we identify and flag characteristics of the loan to help refine our fraud detection efforts.

•	Scalable platform. Our platform is built on a distributed, load-balanced computing infrastructure, which is both highly scalable and reliable. The infrastructure can be expanded easily as data storage requirements and user visits increase. We utilize a unified platform, which administrates all systems and servers and can reconfigure or redeploy systems or servers automatically whenever needed.

•	Data security. Our network is configured with multiple layers of security to isolate our databases from unauthorized access and we use sophisticated security protocols for communication among applications. To prevent unauthorized access to our system we utilize a system of firewalls and also maintain a perimeter network, or a demilitarized zone, to separate our external-facing services from our internal systems. Our entire website and public and private application programming interfaces use the Secure Sockets Layer networking protocol.

•	Stability. Our systems infrastructure is hosted in cloud based data centers in Hangzhou and Shenzhen. We have multiple layers of redundancy to ensure the reliability of our network. We also have a working data redundancy model with comprehensive backups of our databases and our development environment conducted every day.

Product Development

We had a dedicated product development team. This team is responsible for developing and implementing new consumer finance products to introduce on to our platform.

We constantly evaluate the popularity of our existing product offerings and develop new products and services that can cater to the ever-evolving needs of our borrowers and investors. From the borrower perspective, we will continue to develop tailored credit products to meet the specific needs of our target prime borrowers. We will leverage the success of our existing vertical loan products, such as the supply chain loans for automobile distributors, to expand our customized loan products to new industry verticals.

From the investor perspective, we continue to develop new investment products, such as diversified term investment products and products with lower investment thresholds that appeal to different investor appetites and demands. In the future, we plan to segment our loan products into more precise and specific return categories, and seek to offer investors a more diverse array of investment products that better meet their risk-adjusted return targets. We also intend to provide investors with enhanced tools and offer more valued-added services, such as investment portfolio services, enabling them to better monitor and manage their investments on our online platform.

Our Strategy

Our mission is to provide individuals and small-to-middle size businesses in China with easy access to affordable credit and investors with attractive investment opportunities through our online platform. We intend to achieve this goal by pursing the following strategies:

Follow good industry practices in China

By focusing on the long-term sustainable growth of our platform, we seek to mitigate the risks inherent in expanding credit markets. To this end, we strive to follow industry best practices for all aspects of our business, including credit risk management and analysis, operational transparency, and data security. In March 2017, we partnered with Guangdong Huaxing Bank to provide fund depository services for our platform, pursuant to which Guangdong Huaxing Bank set up separate accounts for our borrowers and investors, and assumed fund depository functions including settlement, accounting and safeguard of online lending capital. Through this arrangement, Guangdong Huaxing Bank acted as a third-party custody and settlement arrangement to better protect our users. The custodian bank was changed from Guangdong Huaxing Bank to XW Bank on April 8, 2018. In addition, we have been issued the Level III Certification of Information System Security issued by MPS in March 2017.

Expand cooperation with direct selling companies

Direct selling companies typically have a large number of loyal members. Our partnership with direct selling companies enable us to conduct accurate direct marketing and effectively reduce our user acquisition costs. We have partnered with Resgreen Group, which has over a million members, to jointly promote our products and services to their business partners and members. As of the date of this Report, Resgreen Group is the only direct selling company we have an agreement with although we plan to develop partnerships with other direct selling companies in the future. For the year ended March 31, 2018, we acquired approximately 22,654 new users through our partnership with Resgreen Group, of which users approximately 471 had invested through our platform. For year ended March 31, 2018, 56.57% of our new users are members of Resgreen Group. We anticipate that our reliance on Resgreen Group will decrease as we continue to expand our borrower and investor base.

We will continue to explore our partnership with Resgreen Group and duplicate the same business model with other direct selling companies. To this end, we will develop products and services to the specific needs of borrowers and investors in the direct selling industry as well as participate in direct selling industry conferences and forums to further increase the industry's awareness of our platform.

Broaden our user base

We seek to grow the number of borrowers on our online platform through the introduction of new credit products and services. By tailoring products to specific borrower needs, we continually seek to attract new and repeat borrowers to our platform. We plan to leverage our relationship with prior creditors such as automobile distributors, to expand our cooperation with more similar businesses or in new industries. By targeting specific borrower segments with specialized loan products, we intend to increase the conversion rate of interested individuals into successfully qualified borrowers. In the future, we expect repeat borrowers to become an increasingly important source of our borrower base and we will design specific products and services to cater to this group. In addition, we will continue to leverage new technologies, such as mobile applications, to make the borrower loan application and investor matching process more efficient and transparent, attracting more borrowers to our platform. As consumers in China become increasingly receptive to utilizing online consumer financial services in general, we believe the improvements to our platform will enable us to increase our user base.

As our platform continues to grow, we plan to expand our ability to offer risk-based loan pricing. For example, we may adopt risk-based pricing for borrowers based on individual credit criteria so that borrowers will be able to receive customized loans tailored to their own credit profile. In addition, we intend to introduce market-based pricing of loans based on macroeconomic factors and we believe such ability to continually adjust the pricing of the loans on our platform will allow us to better meet the needs of our borrowers.

We strive to increase the overall number of investors and the amounts they invest through our platform by facilitating investments in a diversified portfolio of high-quality loan products. We will continue to develop new loan products and services, such as diversified term loans to satisfy different investor requirements. For our existing investors, we will seek to implement strategies to increase the share of their assets invested through our platform over time. To this end, we intend to provide investors with enhanced tools to better monitor and manage their investments on our online platform.

Further enhance our risk management capabilities

As loan volumes on our platform grow, we will seek to use the data generated from these transactions to further enhance our risk management systems. We are in the process of developing our online risk management systems that will integrate our own transaction data as well as data from government and third-party credit sources to allow us to evaluate and facilitate lending to more borrowers and increase the automation and predictive capabilities of our credit and risk management systems. We expect the online system to be implemented by the third quarter of 2018. In addition, we will continue to strengthen our off-line risk management team which verify borrowers' risk profile on the ground. We believe these offline operations combined with the new online risk management system will enable us to further increase the efficiency of our platform while maintaining sophisticated risk management capabilities.

Continue to execute our mobile strategy

We have made and will continue to make significant investments in pursuing our mobile strategy. As we expect customers will increasingly submit loan applications or make investments from their mobile devices, we plan to further strengthen our mobile internet presence to seize promising market opportunities by improving mobile user experience and developing targeted marketing programs directed at mobile users. From the launch of our mobile application in February 2017 to March 31, 2018, approximately 94.26 of investment made through our platform were facilitated through our mobile applications. We will continue to improve the functionality of our mobile applications in order to improve mobile user experience, make our more convenient and accessible to users in China and enhance user royalty of our platform. We also plan to develop and introduce more mobile related products that serve the borrowers' financing needs in their daily life. As we continue to execute our mobile strategy, we will utilize the additional information available from mobile users, such as location data, to further enhance our risk management capabilities.

Continue to invest in our technology platform

We will continue to make significant investments in our technologies in the areas of data collection and processing algorithms to increase the precision, speed and scale at which we match the demand and supply of loans. Enhanced data analytics will also improve our conversion of online leads into successful borrowers and investors. With the further application of big data, we will seek to acquire members of our target borrower and investor groups in a more focused and cost efficient way. Furthermore, we will continue to leverage technology to further automate our processes and improve efficiency. At the same time, we will also benefit from our scalable platform as our scale grows. We believe these investments will facilitate the long-term growth of our platform.

Competition

The online finance marketplace industry in China is intensely competitive and we compete with other finance marketplaces. While there are over 1,700 other operating marketplace lending platforms and peer-to-peer lenders in China, we believe we do not directly compete with most of these marketplaces and peer-to-peer lenders because, unlike these other marketplaces and peer-to-peer lenders, our market segment is different as we target the direct selling industry and we believe we are currently the only peer-to-peer lending platform servicing direct selling companies.  Additionally, we anticipate that more established internet, technology and financial services companies that possess large, existing user bases, substantial financial resources and established distribution channels may enter the market in the future. We believe that our unique industry focus, diversified loan product offerings, lower investment thresholds and marketplace dynamics make us more attractive and efficient to both borrowers and investors, providing us with a competitive advantage. In light of the low barriers to entry in the online finance industry, more players may enter this market and increase the level of competition.

We also compete with other financial products and companies that attract borrowers, investors or both. With respect to borrowers, we compete with other finance marketplaces and traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other finance companies. We believe our innovative marketplace model and online platform enable us to operate more efficiently and with higher levels of borrower satisfaction than these competitors. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate. We believe that we are able to offer attractive returns with low investment thresholds that are uncorrelated with other asset classes.

We also face competition within Sichuan Province, which is where we conduct the bulk of our operations. As of the date of this Report, there are approximately 35 lending platforms in Sichuan province. The Company's primary competitors in Sichuan include Jinding Wealth, Koudai Network Services Co., Ltd., Chengdu Hongxue Jinxin Business Consulting Co., Ltd. and Chengdu Zhongke E-Commerce Co., Ltd. Although some of these companies, such as Jinding Wealth, are established lending platforms with large and existing borrower and investor bases as well as substantial financial resources.

Compared to these lending platforms, we believe that our sophisticated custodian system and compatibility with current PRC regulations will make us more attractive to both borrowers and investors. Based on information available on our competitors' websites as well as third party sources, we believe we were the first non-state owned lending platform in Sichuan that has established a custodian system with a depository bank pursuant to the requirements of applicable PRC regulations. We set up our custodian system in February of 2017 while most of our competitors were either negotiating their agreements with custodian banks or are in the process of transitioning to the custodian system operated by their depository banks. In addition, loan transactions on our platform comply with restrictions on aggregate loan amounts for individual borrowers and businesses set forth in PRC regulations while our competitors are in the process of restructuring loans on their platforms to comply with such requirement.

Regulations

Our business in China is subject to laws, regulations and judicial interpretations concerning online lending intermediary, illegal fundraising and Internet content providers, as well as those concerning doing business in China generally.

Regulations Related to the Marketplace Lending Industry

In July 2015, ten PRC central government ministries and regulators, including the PBOC, China Banking Regulatory Commission (the "CBRC"), the Ministry of Finance, the MPS and the Cyberspace Administration of China, together released the Guidelines on Promoting Healthy Growth of Internet Finance (the "Guidelines"), which identified the CBRC as the supervisory regulator for the online lending industry. According to the Guidelines, online marketplace lending platforms shall only serve as intermediaries to provide information services to borrowers and investors, and shall not provide credit enhancement services or illegally conduct fundraising. The Guidelines also outlined certain regulatory propositions, which would require Internet finance companies, including marketplace lending platforms, to (i) complete website registration procedures with the administrative departments overseeing telecommunications; (ii) use banking financial institutions' depository accounts to hold lending capital, and engage an independent auditor to audit such accounts and publish audit results to customers; (iii) improve the disclosure of operational and financial information, provide sufficient risk disclosure, and set up thresholds for qualified investors to provide better protections to investors; (iv) enhance online security management to protect customers' personal and transactional information; and (v) take measures against anti-money laundering and other financial crimes.

Effective as of September 1, 2015, the Provisions of the Supreme People's Court on Application of Laws to the Hearing of Private Lending Cases (the "Provisions on Private Lending Cases") define private lending as financings between natural persons, legal persons or other organizations. The Provisions set forth that private lending contracts will be upheld as invalid under the circumstance that (i) relending of funds to a borrower that knew or should have known that the funds were fraudulently obtained from a financial institution; (ii) relending of funds to a borrower that knew or should have known that the funds were borrowed from other enterprises or raised by the company's employees; (iii) lending of funds to a borrower wherein the investor knew or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (iv) violations of public orders or good morals; or (v) violations of mandatory provisions of laws or administrative regulations.

 According to the Provisions on Private Lending Cases (i) when the interest rate agreed between the borrower and investor does not exceed an annual interest rate of 24%, the People's Court will uphold the interest rate charged by the investor, and (ii) when the interest rate agreed between the borrower and investor exceeds an annual interest rate of 36%, the portion in excess of 36% is void and the People's Court will uphold the borrower's claim for return of the excess portion to the borrower. For loans with interest rates per annum between 24% and 36%, if the interest on the loans has already been paid to the investor, and so long as such payment has not damaged the interest of the state, the community or any third parties, the courts will likely not enforce the borrower's demand for the return of such interest payment. If an interest rate for overdue payments is not agreed to before lending, the interest rate on overdue payments is permitted up to the interest rate for the loan. If neither the interest rate for the loan nor the interest rate for overdue payments have been agreed to, overdue payments are permitted to have an interest rate of 6%.

In August 2016, the CBRC, the Ministry of Industry and Information Technology (the "MIIT"), the MPS and the State Internet Information Office jointly promulgated the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries. Apart from what had already been emphasized in the Guidelines and other previously released guidance, the Interim Measures include (i) general principles; (ii) filing administration; (iii) business rules and risk management guidelines; (iv) protection measures for investors and borrowers; (v) rules on information disclosure; (vi) supervision and administrative mechanisms; and (vii) legal liabilities.

Under the general principles and filing administration sections, the Interim Measures provide that online lending intermediaries shall not engage in credit enhancement services, direct or indirect cash concentration or illegal fundraising. The sections also stipulate a supervisory system and list the administrative responsibilities of different supervisory authorities, including the CBRC and its local counterpart and local financial regulators. Furthermore, these sections require online lending intermediaries to file with the local financial regulators, to apply for relevant telecommunications business licenses thereafter in accordance with the provisions of the relevant telecommunications authorities and to include serving as an Internet lending information intermediary in its business scope.

Under the business rules and risk management guidelines section, the Interim Measures stipulate that online lending intermediaries shall not engage in or be commissioned to engage in thirteen prohibited activities, including: (i) directly or indirectly financing its own projects; (ii) directly or indirectly receiving or collecting lenders' funds; (iii) directly or indirectly offering guarantees to lenders or guaranteeing principal and interest payments; (iv) commissioning or authorizing a third party to advertise or promote financing projects at any physical locations other than through electronic channels such as the Internet and mobile phones; (v) providing loans (unless otherwise permitted by laws and regulations); (vi) dividing the term of financing projects; (vii) offering its own wealth management products or other financial products to raise funds or act as a proxy in the selling of banks' wealth management products, brokers' asset management products, funds, insurance or trust products; (viii) providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares; (ix) mixing with, bundling with or acting as a proxy in relation to investment, sales agent and brokerage services of other businesses (unless permitted by laws and regulations); (x) fabricating or exaggerating the authenticity or earnings outlook of a financing project, concealing its flaws and risks, falsely advertising or promoting a project with intentional ambiguity or other deceptive means, or spreading false or incomplete information to damage the commercial reputation of others, or to mislead lenders or borrowers; (xi) providing intermediary services for loans used to invest in high-risk financing projects such as stocks, over-the-counter margin financing, futures contracts, structured products and other derivatives; (xii) operating equity-based crowd-funding; and (xiii) other activities prohibited by laws and regulations. The Interim Measures, under the business rules and risk management section, also stipulate specific obligations or business principles of online lending intermediaries, including but not limited to online dispute resolution services, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures and loan management. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. Furthermore, the Interim Measures provide that online lending intermediaries shall, based on their risk management capabilities, set upper limits on the loan balance of a single borrower borrowing both from one online lending intermediary and from all online lending intermediaries. In the case of natural persons, this limit shall not be more than RMB 200,000 (US$30,756) for one online lending intermediary and not more than RMB 1 million (US$153,782) in total from all platforms, while the limit for a legal person or organization shall not be more than RMB 1 million for one online lending intermediary and not more than RMB 5 million (US$768,911) in total from all platforms.

In the protection for investors and borrowers section, the Interim Measures require that online lending intermediaries (i) separate their own capital from funds received from lenders and borrowers and (ii) select a qualified banking financial institution as their funding depository institution, which shall perform depository and administration responsibilities as required. In the remaining sections, the Interim Measures provide for other miscellaneous requirements for online lending intermediaries, including but not limited to, risk assessment and disclosure, auditing and authentication, industry association, reporting obligations, information security and disclosure and legal liabilities. Online lending intermediaries established prior to the effectiveness of the Interim Measures have a transition period of twelve months to rectify any activities that are non-compliant with the Interim Measures, except with respect to criminal activity, which must be terminated immediately.

In October 2016, several regulations on Internet finance were publicly announced, including but not limited to, the Notice of the General Office of the State Council on the Issuance of Special Rectification Implementation Plan regarding Internet Finance , Special Rectification Implementation Plan regarding Online Lending Risks, Special Rectification Implementation Plan for Risks of Asset Management Business through the Internet and Trans-subject Business, Special Rectification Implementation Plan for Risks regarding Non-Bank Payment Institutions, Special Rectification Implementation Plan for Risks of Internet Financing Advertising and Financial Activities in the form of financial investment (together the "Special Rectification Implementation Plans"). The Special Rectification Implementation Plans emphasize principles and rules in related to Internet financial regulations, and stipulate that (i) "look-through" supervision method shall be adopted, and (ii) companies in the same group that hold a number of financial business qualifications shall not violate rules of related party transactions and other related business regulations.

In November 2016, the CBRC, the MIIT and the Industry and Commerce Administration Department, jointly issued the Guidance to the Administration of Filling and Registration of Online Lending Information Intermediaries (the "Guidance of Administration"), which provides the general filing rules for online lending intermediaries, and delegates the filing authority to local financial authorities. The Guidance of Administration sets forth that online lending intermediaries are filed locally. Under the general filing procedures for online lending intermediaries which had already been established and operated prior to the promulgation of the Guidance of Administration, before an filing application is submitted to local financial regulators, the online lending intermediaries may be required to: (i) rectify any breach of applicable regulations as required by local financial regulators; and (ii) apply to the Industry and Commerce Administration Department to amend or register such entity's the business scope.

The CBRC also authorizes local financial regulators to make detailed implementation rules regarding filing procedures. However, relevant local financial regulators are also in the process of making such implementation rules, which may require us to complete filing records under such future requirements within a grace period.

In February 2017, the CBRC released the Guidance to Regulate Funds Depositories for Online Lending Intermediaries (the "Depository Guidance"). The Depository Guidance defines depositories as commercial banks that provide online lending fund depository services, and stipulates that the depositories shall not be engaged in offering any guarantee, including: (i) offering guarantees for lending transaction activities conducted by online lending intermediaries, or undertaking any liability for breach of contract related to such activities; (ii) offering guarantees to lenders, guarantying principal and earnings or bearing the risks associated with fund lending operations for lenders.

Apart from the requirements set forth in the Interim Measures and the Guidance of Administration, the Depository Guidance imposes certain responsibilities on online lending intermediaries, including requiring them to enter into fund depository agreements with only one commercial bank to provide fund depository services, organize independent auditing on funds depository accounts of borrowers and investors and various other services. The Depository Guidance also provides that online lending intermediaries permitted to develop an online lending fund depository business shall satisfy certain conditions, including: (i) completing registration, filing records and obtaining a business license from the Industry and Commerce Administration Department; (ii) filing records with the local financial regulator; and (iii) applying for a corresponding value-added telecommunications business license pursuant to the relevant telecommunication authorities. The Depository Guidance also requires online lending intermediaries to perform various obligations, and prohibits them advertising their services with the information of their depository except for in accordance with necessary exposure requirements, the interpretation and applicability of which is unclear, as well as oversight requirements. The Depository Guidance also raises other business standards and miscellaneous requirements for depositories and online lending intermediaries as well. Online lending intermediaries and commercial banks conducting the online depository services prior to the effectiveness of the Depository Guidance have a six-month grace period to rectify any activities not in compliance with the Depository Guidance.

Some elements of our platform may not currently be operating in full compliance with the Depository Guidelines, the rules proposed by the Interim Measures and other principles that have been announced in recent years. Moreover, the Interim Measures also stipulated a 12-month transition period from the time of its effectiveness for online lending intermediaries to adjust their business models. See "Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China."

In addition, on April 7, 2017, the CBRC issued the Guideline of Risk Prevention and Control of Banking Industry, which prohibits online lending intermediaries from (i) approaching potential borrowers that are incapable of repaying or (ii) offering online lending services to college students under the age of 18.

In December 2017, the National Online Lending Rectification Office issued the Notice on the Rectification and Inspection Acceptance of Risk of Online Lending Intermediaries ("Circular 57"), providing further clarification on several matters in connection with the rectification and record-filing of online lending information intermediaries, including, among other things:

•	Requirements relating to risk reserve funds. The online lending information intermediaries shall discontinue setting aside additional funds as risk reserve funds or originating new risk reserve funds. In addition, the existing balance of risk reserve funds shall be gradually reduced. Moreover, online lending information intermediaries are prohibited from promoting their services by publicizing the risk reserve funds, and authorities shall actively encourage the online lending information intermediaries to seek third parties to provide lenders with alternate means of investors' protection, including third-party guarantee arrangements.

•	Requirements relating to assignment of debt. Low frequency assignment of debts between lenders shall be deemed as compliance. However, providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares shall be deemed as incompliance; "super lender" mode, which the senior manager or affiliated person of online lending information intermediaries, under the authorization of the platform, concluding loan agreements with the borrower and extending loans directly to the borrower and then release a product equaling to the amount of the loan on the platform, transferring the creditor's right to the actual lender, will be deemed as incompliance.

•	Requirements to qualify for record-filing. Circular 57 sets forth certain requirements which an online lending intermediary shall not be in breach before it can qualify for the record-filing, including: (i) an online lending intermediary may not conduct the "thirteen prohibited actions" or exceed the individual lending amount limit after August 24, 2016, and shall gradually reduce the balance; (ii) an online lending intermediary which has participated in businesses of the real estate mortgage, campus loan or "cash loan," is required to suspend the new loan origination and the outstanding balance of the abovementioned loans shall be gradually reduced within a certain timetable as required under the CBRC Circular 26 and Circular 141 (as defined below); and (iii) the online lending intermediaries are required to set up custody accounts with qualified banks that have passed certain testing and evaluation procedures run by the National Online Lending Rectification Office to hold customer funds. For the online lending intermediaries that are unable to accomplish the rectification and record-filing but are continuing to participate in the online lending business, the relevant authorities shall subject online lending intermediaries to administrative sanctions, including but not limited to revoking their telecommunicating business operation license, shutting down their business websites and requesting financial institutions not to provide any financial services to such online lending intermediaries.

•	Requirements relating to the timing of record-filing. The local governmental authorities shall conduct and complete acceptance inspection of the rectification with the following timetable: (i) completion of record-filing for major online lending information intermediaries by the end of April 2018; (ii) with respect to online lending information intermediaries with substantial outstanding balance of those loans prohibited under the relevant laws and regulations and timely reduction of those balance is difficult, the relevant business and outstanding balance shall be disposed and/or carved out, and record-filing shall be completed by the end of May 2018; (iii) with respect to those online lending information intermediaries with complex and extraordinary circumstances and substantial difficulties exist to complete rectification, the "relevant work" shall be completed by the end of June 2018.

In December 2017, the Internet Finance Rectification Office and the Online Lending Rectification Office jointly issued the Notice on Regulating and Rectifying "Cash Loan" Business (the "Circular 141"), outlining general requirements on the "cash loan" business conducted by network microcredit companies, banking financial institutions and online lending information intermediaries. Circular 141 specifies the features of "cash loans" as not relying on consumption scenarios, with no specified use of loan proceeds, no qualification requirement on customers and unsecured etc. Circular 141 sets forth several general requirements with respect to "cash loan" business, including, without limitation: (i) no organizations or individuals may conduct the lending business without obtaining approvals for the lending business; (ii) the aggregated borrowing costs of borrowers charged by institutions in the forms of interest and various fees should be annualized and subject to the limit on interest rate of private lending set forth in the Private Lending Judicial Interpretations issued by the Supreme People's Court; (iii) all relevant institutions shall follow the "know-your-customer" principle and prudentially assess and determine the borrower's eligibility, credit limit and cooling-off period, etc. Loans to any borrower without income sources are prohibited; and (iv) all relevant institutions shall enhance the internal risk control and prudentially use the "data-driven" risk management model.

In additions, Circular 141 emphasizes several requirements on the online lending information intermediaries. For instance, such intermediaries are prohibited from facilitating any loans to students or other persons without repayment source or repayment capacity, or loans with no designated use of proceeds. Also, such intermediaries are not permitted to deduct interest, handling fee, management fee or deposit from the principal of loans provided to the borrowers in advance.

Any violation of Circular 141 may result in penalties, including but not limited to suspension of operation, orders to make rectification, condemnation, revocation of license, order to cease business operation, and criminal liabilities.

Regulations Related to Illegal Fundraising

PRC laws and regulations prohibit persons and companies from raising funds through advertising to the public a promise to repay premium or interest payments over time through payments in cash or in kind except with the prior approval of the applicable government authorities. Failure to comply with these laws and regulations may result in penalties imposed by the PBOC, the Administration for Industry and Commerce ("AIC") and other governmental authorities and can lead to civil or criminal lawsuits.

Our platform only acts as an information service provider in the facilitation of loans between borrowers and investors, our platform has not been subject to any fines or other penalties under any PRC laws and regulations that prohibit illegal fundraising. In this regard, as advised by our PRC counsel, the business operation of our platform does not violate the current existing PRC laws and regulations prohibiting illegal fundraising. Nevertheless, uncertainties exist with respect to the PBOC, AIC and other governmental authorities' interpretations of the fundraising-related laws and regulations. While our agreements with investors require investors to guarantee the legality of all funds investors put on our platform, we do not verify the source of investors' funds separately, and therefore, to the extent that investors' funds are obtained through illegal fundraising, we may be negligently liable as a facilitator of illegal fundraising. In addition, while our loan agreements contain provisions that require borrowers to use the proceeds for purposes listed in their loan applications, we do not monitor the borrowers' use of funds on an on-going basis, and therefore, to the extent that borrowers use proceeds from the loans for illegal activities, we may be negligently liable as a facilitator of an illegal use. Although we have designed and implemented procedures to identify and eliminate instances of fraudulent conduct on our platform, as the number of borrowers and investors on our platform increases, we may not be able to identify all fraudulent conduct that may violate illegal fundraising laws and regulations.

Regulations Related to Value-Added Telecommunication Business Certificates and Foreign Investment Restrictions

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an ICP certificate or engaging in the operation of online data processing and transaction processing without having obtained an ODPTP certificate. These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to close. Nevertheless, the PRC regulatory authorities' enforcement of such regulations in the context of online lending platforms remains unclear.

According to the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the ratio of investment by foreign investors in a foreign-invested telecommunication enterprise that engages in the operation of a value-added telecommunication business shall not exceed 50%. The Circular of Ministry of Industry and Information Technology Concerning Lifting Restrictions on the Proportion of Foreign Equity in Online Data Processing and Transaction Processing Business (E-commerce) (the "Circular 196"), which was promulgated on June 19, 2015, provides that foreign investors are permitted to invest up to 100% of the registered capital in a foreign-invested telecommunication enterprise engaging in the operation of online data processing and transaction processing (E-commerce). However, foreign investors are only permitted to invest up to 50% of the registered capital in a foreign-invested telecommunication enterprise that engages in the operation of Internet information services. Under either circumstance, the largest foreign investor will be required to have a satisfactory business track record and operational experience in the value-added telecommunications business.

While Circular 196 permits foreign ownership, in whole or in part, of online data and deal processing businesses (E-commerce), a sub-set of value-added telecommunications services, it is not clear whether our online lending platform will be deemed as online data and deal processing. See "Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — We may be required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions."

Regulations Related to Internet Advertising

The Interim Measures for Administration of Internet Advertising (the "Internet Advertising Measures"), were adopted by the State Administration for Industry and Commerce and became effective on September 1, 2016. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as "advertisements" in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. "Internet advertising" as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as "advertisements", a fine of not more than RMB 100,000 (US$15,378) may be imposed in accordance with Advertising Law. A fine ranging from RMB 5,000 (US$769) to RMB 30,000 (US$4,613) may be imposed for any failure to provide a prominently marked "CLOSE" button to ensure "one-click closure". Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB 10,000 (US$1,538) to RMB 30,000 (US$4,613). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

Regulations Related to Information Security and Confidentiality of User Information

Internet activities in China are regulated and restricted by the PRC government and are subject to criminal penalties under the Decision Regarding the Protection of Internet Security.

The MPS has promulgated measures that prohibit use of the Internet in ways that, among other things, result in leaks of government secrets or the spread of socially destabilizing content. The MPS and its local counterparts have authority to supervise and inspect domestic websites to carry out its measures. Internet information service providers that violate these measures may have their licenses revoked and their websites shut down.

On June 22, 2007, the MPS, the State Secrecy Administration and other relevant authorities jointly issued the Administrative Measures for the Hierarchical Protection of Information Security, which divides information systems into five categories and requires the operators of information systems ranking above Grade II to file an application with the local Bureau of Public Security within 30 days of the date of its security protection grade determination or since its operation. The Company completed its registration with the local Bureau of Public Security in April, 2017.

The PRC government regulates the security and confidentiality of Internet users' information. The Administrative Measures on Internet Information Service), the Regulations on Technical Measures of Internet Security Protection and the Provisions on Protecting Personal Information of Telecommunication and Internet Users, which were issued on July 16, 2013 by the MIIT, set forth strict requirements to protect personal information of Internet users and require Internet information service providers to maintain adequate systems to protect the security of such information. Personal information collected must be used only in connection with the services provided by the Internet information service provider. Moreover, the Rules for Regulating the Order in the Market for Internet Information Service also protect Internet users' personal information by (i) prohibiting Internet information service providers from unauthorized collection, disclosure or use of their users' personal information and (ii) requiring Internet information service providers to take measures to safeguard their users' personal information. In December 2012, the Standing Committee of the National People's Congress passed the Decision on Strengthening Internet Information Protection, which provides that all Internet service providers in China, including Internet information service providers, must require that their users provide identification information before entering into service agreements or providing services.

On November 7, 2016, the Standing Committee of the National People's Congress released the Cyber Security Law, which came into effect on June 1, 2017. The Cyber Security Law requires network operators to perform certain functions related to cyber security protection and the strengthening of network information management. For instance, under the Cyber Security Law, network operators of key information infrastructure generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of PRC.

On April 11, 2017, the Cyberspace Administration of China announced the Measures for the Security Assessment of Personal Information and Important Data to be Transmitted Abroad (consultation draft) (the "Consultation Draft of Security Assessment Measures") The Consultation Draft of Security Assessment Measures requires network operators to conduct security assessments and obtain consents from owners of personal information prior to transmitting personal information and other important data abroad. Moreover, under the Consultation Draft of Security Assessment Measures, the network operators are required to apply to the relevant regulatory authorities for security assessments under several circumstances, including but not limited to: (i) if data to be transmitted abroad contains personal information of more than 500,000 users in aggregate; (ii) if the quantity of the data to be transmitted abroad is more than 1,000 gigabytes; (iii) if data to be transmitted abroad contains information regarding nuclear facilities, chemical biology, national defense or military projects, population and health, or relates to large-scale engineering activities, marine environment issues or sensitive geographic information; (iv) if data to be transmitted abroad contains network security information regarding system vulnerabilities or security protection of critical information infrastructure; (v) if key information infrastructure network operators transmit personal information and important data abroad; or (vi) if any other data to be transmitted abroad contains information that might affect national security or public interest and are required to be assessed as determined by the relevant regulatory authorities.

Regulations Related to Company Establishment and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the "Company Law"). According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies. The Company Law applies to both PRC domestic companies and foreign-invested companies. The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Wholly Foreign-owned Enterprise Law of the PRC and the Implementation Regulation of the Wholly Foreign-owned Enterprise Law. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. In addition, PRC companies may allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves and employee welfare and bonus funds are not distributable as cash dividends. A PRC company may not distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In September 2016, the National People's Congress Standing Committee published its decision to revise the laws relating to wholly foreign-owned enterprises and other foreign-invested enterprises. Such decision, which became effective on October 1, 2016, changes the "filing or approval" procedure for foreign investments in China such that foreign investments in business sectors not subject to special administrative measures will only be required to complete a filing instead of the existing requirements to apply for approval. The special entry management measures shall be promulgated or approved to be promulgated by the State Council. Pursuant to a notice issued by the National Development and Reform Commission ("NDRC") and the Ministry of Commerce of the People's Republic of China ("MOFCOM") on October 8, 2016, the special entry management measures shall be implemented with reference to the relevant regulations as stipulated in the Catalogue of Industries for Guiding Foreign Investment in relation to the restricted foreign investment industries, prohibited foreign investment industries and encouraged foreign investment industries. Pursuant to the Provisional Administrative Measures on Establishment and Modifications Filing for Foreign Investment Enterprises promulgated by MOFCOM on October 8, 2016, establishment and changes of foreign investment enterprises not subject to the approval under the special entry management measures shall be filed with the relevant commerce authorities.

The Provisions on Guiding the Orientation of Foreign Investment and the 2015 revision of the Catalogue of Industries for Guiding Foreign Investment classify foreign investment projects into four categories: encouraged projects, permitted projects, restricted projects and prohibited projects. The purpose of these regulations is to direct foreign investment into certain priority industry sectors and restrict or prohibit investment in other sectors. If the industry sector in which the investment is to occur falls into the encouraged category, foreign investment can be conducted through the establishment of a wholly foreign-owned enterprise. If a restricted category, foreign investment may be conducted through the establishment of a wholly foreign-owned enterprise, provided certain requirements are met, and, in some cases, the establishment of a joint venture enterprise is required with varying minimum shareholdings for the Chinese party depending on the particular industry. If a prohibited category, foreign investment of any kind is not allowed. Any industry not falling into any of the encouraged, restricted or prohibited categories is classified as a permitted industry for foreign investment. Our online lending and risk management consulting businesses are classified as permitted foreign investment projects. However, if our online lending platform is required to obtain an ICP certificate (see "Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — We may be required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions."), our online lending business will be classified as a restricted foreign investment project, whereupon foreign investment will not be permitted to exceed 50% and the main foreign investor will be required to have a good track record and operational experience in value-added telecommunications businesses.

In January 2015, MOFCOM published the Draft Foreign Investment Law soliciting the public's comments. Among other things, the Draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a foreign-invested enterprise. "Control" is broadly defined in the Draft Foreign Investment Law to cover the following summarized categories: (i) holding 50% or more of the voting rights of the subject entity; (ii) holding less than 50% of the voting rights of the subject entity, but having the power to secure at least 50% of the seats on the board of directors or other equivalent decision-making bodies, or having the voting power to exert material influence over the board of directors, at the shareholders' meeting or over other equivalent decision-making bodies; or (iii) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity's operations, financial matters or other key aspects of business operations. The Draft Foreign Investment Law specifically provides that entities established in China, but ultimately "controlled" by foreign investors, will be treated as foreign-invested enterprises. If a foreign-invested enterprise proposes to conduct business in an industry subject to foreign investment restrictions, the foreign-invested enterprise must go through a market entry clearance by MOFCOM before being established. According to the Draft Foreign Investment Law, VIEs would also be deemed as foreign-invested enterprises if they are ultimately "controlled" by foreign investors, and accordingly would be subject to restrictions on foreign investments. However, the Draft Foreign Investment Law does not address what actions will be taken with respect to the existing companies with a VIE structure. As of the date hereof, it is uncertain when the Draft Foreign Investment Law will become a law, to what extent the final version will differ from the Draft Foreign Investment Law and the potential impact on companies employing a VIE structure in the PRC. When the Draft Foreign Investment Law becomes effective, the trio of existing laws regulating foreign investment in the PRC, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations, will be abolished.

Regulations Related to Labor and Social Security

Pursuant to the PRC Labor Law, the PRC Labor Contract Law and the Implementing Regulations of the Employment Contracts Law, labor relationships between employers and employees must be executed in written form. Wages may not be lower than the local minimum wage. Employers must establish a system for labor safety and sanitation, strictly abide by state standards and provide relevant education to its employees. Employees are also required to work in safe and sanitary conditions.

On December 28, 2012, the PRC Labor Contract Law was amended with effect on July 1, 2013 to impose more stringent requirements on labor dispatch. Under such law, dispatched workers are entitled to pay equal to that of full-time employees for equal work, but the number of dispatched workers that an employer hires may not exceed a certain percentage of its total number of employees as determined by the Ministry of Human Resources and Social Security. Additionally, dispatched workers are only permitted to engage in temporary, auxiliary or substitute work. According to the Interim Provisions on Labor Dispatch promulgated by the Ministry of Human Resources and Social Security on January 24, 2014, which became effective on March 1, 2014, the number of dispatched workers hired by an employer shall not exceed 10% of the total number of its employees (including both directly hired employees and dispatched workers). The Interim Provisions on Labor Dispatch require employers not in compliance with the PRC Labor Contract Law in this regard to reduce the number of its dispatched workers to below 10% of the total number of its employees prior to March 1, 2016. In addition, an employer is not permitted to hire any new dispatched worker until the number of its dispatched workers has been reduced to below 10% of the total number of its employees.

Under PRC laws, rules and regulations, including the Social Insurance Law , the Interim Regulations on the Collection and Payment of Social Security Funds and the Regulations on the Administration of Housing Accumulation Funds, employers are required to contribute, on behalf of their employees, to a number of social security funds, including funds for basic pension insurance, unemployment insurance, basic medical insurance, occupational injury insurance, maternity leave insurance and housing accumulation funds. These payments are made to local administrative authorities and any employer who fails to contribute may be fined and ordered to pay the deficit amount. See "Risk Factors — Risks Related to Doing Business in China — We may be subject to penalties under relevant PRC laws and regulations due to failure to make full social security and housing fund contributions for some of our employees."

Regulations on Intellectual Property

The PRC has adopted legislation governing intellectual property rights, including copyrights, trademarks and patents. The PRC is a signatory to major international conventions on intellectual property rights and is subject to the Agreement on Trade Related Aspects of Intellectual Property Rights as a result of its accession to the World Trade Organization in December 2001.

The National People's Congress amended the Copyright Law in 2001 and 2010 to widen the scope of works and rights that are eligible for copyright protection. The amended, the Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. To address copyright infringement related to content posted or transmitted over the Internet, the National Copyright Administration and former Ministry of Information Industry jointly promulgated the Administrative Measures for Copyright Protection Related to the Internet in April 2005. These measures became effective in May 2005.

On December 20, 2001, the State Council promulgated the new Regulations on Computer Software Protection, effective from January 1, 2002, and revised in 2013, which are intended to protect the rights and interests of the computer software copyright holders and encourage the development of software industry and information economy. In the PRC, software developed by PRC citizens, legal persons or other organizations is automatically protected immediately after its development, without an application or approval. Software copyrights may be registered with the designated agency and if registered, the certificate of registration issued by the software registration agency will be the primary evidence of the ownership of the copyright and other registered matters. On February 20, 2002, the National Copyright Administration of the PRC introduced the Measures on Computer Software Copyright Registration, which outline the operational procedures for registration of software copyright, as well as registration of software copyright license and transfer contracts. The Copyright Protection Center of China is mandated as the software registration agency.

The PRC Trademark Law, adopted in 1982 and revised in 1993, 2001 and 2013 respectively, protects the proprietary rights to registered trademarks. The Trademark Office under the State Administration for Industry and Commerce handles trademark registrations and may grant a term of ten years for registered trademarks, which may be extended for another ten years upon request. Trademark license agreements shall be filed with the Trademark Office for record. In addition, if a registered trademark is recognized as a well-known trademark, the protection of the proprietary right of the trademark holder may reach beyond the specific class of the relevant products or services.

The Patent Law of the PRC and its Implementation Rules provide for three types of patents: invention, utility model and design. The duration of a patent right is either 10 years or 20 years from the date of application, depending on the type of patent right.

Regulations Related to Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, which were most recently amended in August 2008. Payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can usually be made in foreign currencies without prior approval from the State Administration of Foreign Exchange ("SAFE") by complying with certain procedural requirements. By contrast, approval from or registration with appropriate PRC authorities or banks authorized by appropriate PRC authorities is required where RMB capital is to be converted into foreign currency and remitted out of China to pay capital expenses.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises ("Circular 19"), effective on June 1, 2015, in replacement of SAFE Circular 142 (the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans or the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account (the "Circular 16"), effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 or Circular 16 could result in administrative penalties.

From 2012, SAFE has promulgated several circulars to substantially amend and simplify the current foreign exchange procedure. Pursuant to these circulars, the opening of various special purpose foreign exchange accounts, the reinvestment of RMB proceeds by foreign investors in the PRC and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE. In addition, domestic companies are no longer limited to extend cross-border loans to their offshore subsidiaries but are also allowed to provide loans to their offshore parents and affiliates and multiple capital accounts for the same entity may be opened in different provinces. SAFE also promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches. In February 2015, SAFE promulgated SAFE Circular 13, which took effect on June 1, 2015. SAFE Circular 13 delegates the power to enforce the foreign exchange registration in connection with inbound and outbound direct investments under relevant SAFE rules from local branches of SAFE to banks, thereby further simplifying the foreign exchange registration procedures for inbound and outbound direct investments.

On January 26, 2017, SAFE issued the Notice of State Administration of Foreign Exchange on Improving the Check of Authenticity and Compliance to Further Promote Foreign Exchange Control (the "SAFE Circular 3"), which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years' losses before remitting the profits. Moreover, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Regulations Relating to Offshore Special Purpose Companies Held by PRC Residents

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident's Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (the "SAFE Circular 37") in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 was issued to replace SAFE Circular 75 (the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles. SAFE further enacted the Notice on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment (the "SAFE Circular 13") effective from June 1, 2015, , which allows PRC residents or entities to register with qualified banks in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 continue to fall under the jurisdiction of the relevant local branch of SAFE. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

See "Risk Factors — Risks Related to Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents and PRC entities may limit our PRC subsidiaries' ability to increase their registered capital or distribute profits to us or otherwise expose us to liability and penalties under PRC law."

SAFE Regulations Relating to Employee Stock Incentive Plans

On February 15, 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies (the "Stock Option Rules"), which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rules and other relevant rules and regulations, PRC residents who participate in a stock incentive plan in an overseas publicly listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding shares or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to our share incentive plans if there are any material changes to the share incentive plans, the PRC agent or the overseas entrusted institution or other material changes. In addition, SAFE Circular 37 provides that PRC residents who participate in a share incentive plan of an overseas unlisted special purpose company may register with SAFE or its local branches before exercising rights. See "Risk Factors — Risks Related to Doing Business in China — Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions."

Regulations Related to Tax

Under the PRC Enterprise Income Tax Law (the "EIT Law"), which became effective on January 1, 2008, an enterprise established outside the PRC with "de facto management bodies" within the PRC is considered a "resident enterprise" for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. In 2009, the SAT issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies (the "SAT Circular 82"), which provides certain specific criteria for determining whether the "de facto management body" of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, in 2011, the SAT issued the Administrative Measures for Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial) (the "SAT Bulletin 45") to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC resident enterprise by virtue of having its "de facto management body" in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board of directors and shareholders' meetings are located or kept in the PRC; and (d) more than half of the enterprise's directors or senior management with voting rights habitually reside in the PRC.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore-incorporated enterprises controlled by PRC enterprises or PRC enterprise groups and not those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect the SAT's general position on how the term "de facto management body" could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

The State Administration of Taxation has promulgated several rules and notices to tighten the scrutiny over acquisition transactions in recent years, including the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (the "SAT Circular 698"), the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises (the "SAT Circular 24") and the Notice on Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-PRC Resident Enterprises (the "SAT Circular 7"). Pursuant to these rules and notices, if a non-PRC resident enterprise transfers its equity interests in a PRC tax resident enterprise, such non-PRC resident transferor must report to the tax authorities at the place where the PRC tax resident enterprise is located and is subject to a PRC withholding tax of up to 10%. In addition, if a non-PRC resident enterprise indirectly transfers so-called PRC Taxable Properties, referring to properties of an establishment or a place of business in China, real estate properties in China and equity investments in a PRC tax resident enterprise, by disposition of the equity interests in an overseas non-public holding company without a reasonable commercial purpose and resulting in the avoidance of PRC enterprise income tax, the transfer will be re-characterized as a direct transfer of the PRC Taxable Properties and gains derived from the transfer may be subject to a PRC withholding tax of up to 10%. SAT Circular 7 has listed several factors to be taken into consideration by the tax authorities in determining if an indirect transfer has a reasonable commercial purpose. However, regardless of these factors, an indirect transfer satisfying all the following criteria will be deemed to lack a reasonable commercial purpose and be taxable in the PRC: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from PRC Taxable Properties; (ii) at any time during the one year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in the PRC, or 90% or more of its income is derived directly or indirectly from the PRC; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the PRC Taxable Properties are limited and are insufficient to prove their economic substance; and (iv) the foreign tax payable on the gain derived from the indirect transfer of the PRC Taxable Properties is lower than the potential PRC tax on the direct transfer of those assets. On the other hand, indirect transfers falling into the scope of the safe harbors under SAT Circular 7 may not be subject to PRC tax. The safe harbors include qualified group restructurings, public market trades and exemptions under tax treaties.

Under SAT Circular 7 and other PRC tax regulations, in the case of an indirect transfer, entities or individuals obligated to pay the transfer price to the transferor must act as withholding agents and are required to withhold the PRC tax from the transfer price. If they fail to do so, the seller is required to report and pay the PRC tax to the PRC tax authorities. If neither party complies with the tax payment or withholding obligations under SAT Circular 7, the tax authority may impose penalties such as late payment interest on the seller. In addition, the tax authority may also hold the withholding agents liable and impose a penalty of 50% to 300% of the unpaid tax on them. The penalty imposed on the purchasers may be reduced or waived if the withholding agents have submitted the relevant materials in connection with the indirect transfer to the PRC tax authorities in accordance with SAT Circular 7.

Regulations Related to Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (the "CSRC"), promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "M&A Rules"), which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules, among other things, require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC domestic enterprises or individuals to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The M&A Rules, and other recently adopted regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People's Congress on August 30, 2007 and effective as of August 1, 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by MOFCOM before they can be completed. In addition, on February 3, 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the "Circular 6"), which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Further, on August 25, 2011, MOFCOM promulgated the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors (the "MOFCOM Security Review Regulations"), which became effective on September 1, 2011, to implement Circular 6. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having "national defense and security" concerns and mergers and acquisitions by which foreign investors may acquire the "de facto control" of domestic enterprises with "national security" concerns. Under the MOFCOM Security Review Regulations, MOFCOM will focus on the substance and actual impact of the transaction when deciding whether a specific merger or acquisition is subject to security review. If MOFCOM decides that a specific merger or acquisition is subject to security review, it will submit it to the Inter-Ministerial Panel, an authority established under Circular 6 led by the NDRC and MOFCOM under the leadership of the State Council, to carry out the security review. The regulations prohibit foreign investors from bypassing the security review by structuring transactions through trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that the merger or acquisition of a company engaged in the marketplace lending business requires security review.

Employees

As of the date of this Report, we had a total of 51 full-time employees. The following table sets forth the breakdown of our employees by function:

Function	Number of Employees
Management	2
Technology	18
Risk Management	7
Operations	11
Human Resources	4
Business Development	4
Finance and Accounting	5
Total	51

All of our employees are based in Chengdu, where our principal executive offices are located.

We believe we offer our employees competitive compensation packages and a work environment that encourages initiative and is based on merit, and as a result, we have generally been able to attract and retain qualified personnel and maintain a stable core management team. We plan to hire additional employees as we expand our business.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines. See "Risk Factors — Risks Related to Doing Business in China — Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties."

We enter into standard labor and confidentiality agreements with each of our employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 12 trademarks and also acquired one trademark from a third party and are in the process of registering the transfer with the Trademark Office of PRC. We have also registered numerous domain names, including www.ihongsen.com.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

See "Risk Factors — Risks Related to Our Business — We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position." and "Risk Factors — We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations."

Data Policy

We have adopted a strict internal data policy relating to the confidential information of our borrowers, investors and partners, as well as our own confidential information. This policy establishes day-to-day data use requirements, data and information classifications, data encryption requirements, back-up requirements, approval procedures and user rights for confidential information and data. This policy also specifies the manner in which data must be stored. We require each of our employees to agree in writing to abide by the data policy and protect the confidentiality of our data.

Insurance

We provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. We do no maintain any property insurance policies, business interruption insurance or general third-party liability insurance, nor do we maintain product liability insurance or key-man insurance. We consider our insurance coverage to be sufficient for our business operations in China.

Recent Developments

On January 29, 2018, our board of directors and stockholders approved a one-for-two reverse stock split of our issued and outstanding shares of common stock (the "Reverse Stock Split"), which became effective on January 29, 2018. All share and per share value of the Company's common stock for all periods presented in this Report are retroactively restated for the effect of the Reverse Stock Split.

On April 8, 2018, we entered into a Fund Deposit Service Agreement ("Fund Deposit Service Agreement") with XW Bank. The Company entered into the Fund Deposit Service Agreement in connection with our decision to change our custodian bank from Guangdong Huaxing Bank to XW Bank because peer-to-peer lending platforms in Sichuan Province are required to have local commercial banks within the same province serve as custodians according to certain local regulations.

Pursuant to the terms of the Fund Deposit Service Agreement, XW Bank will serve as the sole custodian bank of the money from our clients to escrow the funds and facilitate our business. In consideration of its services to us, XW Bank will charge (a) a service fee of (i) 0.06% of the amount of money deposited into XW Bank, with a limit of RMB 1.2 million (approximately US$184,539) annually or (ii) RMB 300,000 (approximately US$46,135) annually, whichever is greater; (b) a transaction fee of RMB 1.50 (approximately US$0.23) for each withdrawal by a platform client; (c) a verification fee of RMB 0.50 (approximately US$0.08) for each verification for the platform client's bank account information and (d) a nonrecurring, one-time system access fee of RMB 200,000 (approximately US$30,756).

The Fund Deposit Service Agreement has a term of one year and will be automatically extended one more year if neither party terminates the Fund Deposit Service Agreement within the last 30 days of the one-year term. Either party may also terminate the Fund Deposit Service Agreement on 90 days' notice to the other party, but such termination requires the consent of the non-terminating party.

Item 1A.	Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Report. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

We have a limited operating history in a new and evolving market, which makes it difficult to evaluate our future prospects.

The market for China's online marketplace lending is new and may not develop as expected. The regulatory framework for this market is also evolving and may remain uncertain for the foreseeable future. Potential borrowers and investors may not be familiar with this market and may have difficulty distinguishing our services from those of our competitors. Convincing potential new users of the value of our services is critical to increasing the volume of loan transactions facilitated through our platform and to the success of our business.

Our online platform (or the Aihongsen platform) was launched in May 2014 by its former owner and acquired by us in September 2016. Our platform has a limited operating history. As our business develops or in response to competition, we may introduce new products or make adjustments to our existing products, or make adjustments to our business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

•	navigate an evolving regulatory environment;
•	expand the base of users served on our platform;
•	broaden our loan product offerings;
•	enhance our risk management capabilities;
•	improve our operational efficiency;
•	cultivate a vibrant marketplace lending ecosystem;
•	maintain the security of our platform and the confidentiality of the information provided and utilized across our platform;
•	attract, retain and motivate talented employees; and
•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential users about the value of our platform and services, if the market for our platform does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

If we are unable to maintain or increase the volume of loans through our platform or if we are unable to retain existing borrowers or investors or attract new borrowers or investors, our business and results of operations will be adversely affected.

The volume of loans facilitated and assigned through our platform has grown since our acquisition of the platform. The total amount of loans facilitated or assigned through our platform was approximately RMB 579 million (approximately US$89 million) from September 2016 to March 31, 2018. To achieve and maintain the growth of our platform, we must continuously increase the volume of loan transactions by retaining current participants and attracting more users. We intend to continue to dedicate significant resources to our user acquisition efforts, including establishing new acquisition channels, particularly as we continue to grow our platform and introduce new loan products. We utilize online channels, such as search engine marketing, search engine optimization and partnerships with internet companies, as well as our on-the-ground sales network for user acquisition. If there are insufficient qualified loan requests, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments, borrowers may be unable to obtain capital through our platform and may turn to other sources for their financing needs.

The overall transaction volume through our platform may be affected by several factors, including, without limitation, our brand recognition and reputation, the interest rates offered to users relative to market rates, the effectiveness of our risk control, the repayment rate on our platform, the efficiency of our platform, the PRC macroeconomic environment and other factors. In connection with the introduction of new products or in response to general economic conditions, we may also impose more stringent borrower qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of loan volume. In addition, although we have entered into a Cooperation Framework Agreement with Resgreen Group, pursuant to which Resgreen Group introduces our products and services to its members and business partners, we cannot assure you that we will receive sufficient referrals from Resgreen Group. If any of our current user acquisition channels become less effective, if we are unable to continue to use any of these channels or if we are not successful in using new channels, we may not be able to attract new investors in a cost-effective manner or convert potential borrowers and investors into active borrowers and users, and may even lose our existing users to our competitors. If we are unable to attract qualified borrowers and sufficient investor commitments or if our users do not continue to participate in our platform at the current rates, we might be unable to increase our loan transaction volume and revenues as we expect, and our business and results of operations may be adversely affected.

If we are unable to maintain low default rates for loans facilitated by our platform, our business and results of operations may be materially and adversely affected.

Investments in loans on our platform involve inherent risks as the return of the principal on a loan investment made through our platform is not guaranteed, although we aim to limit investor losses due to borrower defaults through various preventive measures we have taken or will take. Our ability to attract borrowers and investors to, and build trust in, our platform is significantly dependent on our ability to effectively evaluate a borrower's credit profile and maintain low default rates. If we are unable to effectively and accurately assess the credit profiles of borrowers, we may either be unable to offer attractive fee rates to borrowers and returns to investors, or unable to maintain low default rates of loans facilitated by our platform. In addition, once a loan application is approved, we do not further monitor certain aspects of the borrower's credit profile, such as changes in the borrower's credit report and the borrower's actual use of proceeds. If the borrower's financial condition deteriorates, we may not be able to take measures to prevent default on the part of the borrower and thereby maintain low default rates for loans facilitated by our platform. As of the date of this Report, there have not been any default or delinquencies. Since we started to offer unsecured loans, we may find it difficult or unable to maintain low default rates of loans facilitated through our platform. Although we implement various investor protection measures, if widespread defaults were to occur, investors may still incur losses and lose confidence in our platform and our business and results of operations may be materially and adversely affected.

If our loan products do not achieve sufficient market acceptance, our financial results and competitive position will be harmed.

We incur expenses and consume resources upfront to develop, acquire and market new loan products. New loan products must achieve high levels of market acceptance in order for us to recoup our investment in developing, acquiring and bringing them to market.

Our existing or new loan products and changes to our platform could fail to attain sufficient market acceptance for many reasons, including but not limited to:

•	our failure to predict market demand accurately and supply loan products that meet this demand in a timely fashion;

•	users of our platform may not like, find useful or agree with any changes;
•	our failure to properly price new loan products;
•	defects, errors or failures on our platform;
•	negative publicity about our loan products or our platform's performance or effectiveness;
•	views taken by regulatory authorities that the new products or platform changes do not comply with PRC laws, rules or regulations applicable to us; and
•	the introduction or anticipated introduction of competing products by our competitors.

If our new loan products do not achieve adequate acceptance in the market, our competitive position, results of operations and financial condition could be harmed.

Failure to maintain relationships with our partners or implement our strategy to develop new relationships with other potential partners could have a material adverse effect on our business and results of operations.

Our relationships with our partners are important to our future success. However, our partners could choose to terminate their relationships with us or propose terms that we cannot accept.

One of our strategies is to continue to enter into new relationships with business partners, direct selling companies or financial services companies. We intend to explore additional forms of relationships with our existing partners and pursue additional relationships with other potential strategic partners, such as consumer transaction companies, banks, asset managers and insurance companies. Identifying, negotiating and maintaining relationships with our partners requires significant time and resources as does integrating third-party data and services. Our current agreements with our partners also do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to our partners to favor their products or services over ours, which could have the effect of reducing the volume of loans facilitated through our platform if our partners were to direct potential borrowers to other platforms or otherwise endorse our competitors' products over ours. Also, our partners may choose to offer a competing lending platform and become a competitor themselves. In addition, these partners may not perform as expected under our agreements with them, the benefits to us may not be as favorable as we expect and we may have disagreements or disputes with such partners, any of which could adversely affect our brand and reputation as well as our business operations. If we cannot successfully enter into and maintain effective relationships with partners, our business and results of operations may be adversely affected.

We are dependent upon Resgreen Group to acquire new users and further expand our borrower and investor base. Any interruption in our partnership with Resgreen Group could materially and adversely affect our growth and financial condition.

We currently rely on our partnership with Resgreen Group to acquire a significant percentage of users for our platform. For the year ended March 31, 2018, 56.57% of new users of our platform are members of Resgreen Group. Through interaction with us via our platform, these users would likely become borrowers and investors in loan transactions facilitated through our platform. As of the date of this Report, Resgreen Group is the only direct selling company we have an agreement with. Although we plan to develop partnerships with other direct selling companies, we anticipate that our reliance on Resgreen Group for user acquisition and borrower base expansion will continue in the near future. An interruption in our business relationship or termination of our partnership with Resgreen Group could materially and adversely affect our growth and financial condition. We would also have to adjust our marketing and borrower acquisition strategies upon the occurrence of events that negatively affect Regreen Group's operations and financial condition.

If we are unable to maintain relationships with our third-party service providers, our business will suffer.

We rely on third-party service providers to operate various aspects of our business and platform. For instance, we rely on our depository bank to provide fund depository services and third-party payment companies to serve as payment channels to ensure compliance with various laws and regulations. Most of our agreements with third-party service providers are non-exclusive and do not prohibit the third-party service provider from working with our competitors or from offering competing services. Our third-party service providers could decide that working with us is not in their interests, could decide to enter into exclusive or more favorable relationships with our competitors or could themselves become our competitor. Although we have changed third-party service providers in the past without difficulty, switching to new third-party service providers could cause temporary disruptions to our business. In addition, our third-party service providers may not perform as expected under our agreements or we could in the future have disagreements or disputes with our third-party service providers, which could negatively impact our operations or threaten our relationships with our third-party service providers.

Third-party payment companies and depository banks in China, including a depository bank that takes deposits and transfers funds on our platform and the third-party payment company with which it works, are subject to oversight by the PBOC and must comply with complex rules and regulations, licensing and examination requirements, including, but not limited to, minimum registered capital, maintenance of payment business licenses, anti-money laundering regulations and management personnel requirements. Some third-party payment companies have been required by the PBOC to suspend their credit card pre-authorization and payment services in certain areas of China. If the third-party service providers that serve as payment channels for our platform were to suspend, limit or cease their operations, or if our relationships with our third-party service providers were to otherwise terminate, we would need to implement substantially similar arrangements with other third-party service providers. Negative publicity about our or other third-party service providers or the industry in general may also adversely affect our users' confidence and trust in the use of third-party payment companies and depository banks to carry out the payment and depository functions in connection with the origination of loans on our platform. If any of these were to happen, the operation of our platform could be materially impaired and our results of operations would suffer.

The recently published Guidelines on Promoting Healthy Growth of Internet Finance, or the Guidelines, which were released by ten PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the MPS and the Cyberspace Administration of China, require market lending platforms to use bank depository accounts to hold lending capital, which is further emphasized in the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries, or the Interim Measures. In addition, the Administrative Measures of Non-Bank Payments Institutions Network Payment Service, or the Administrative Measures, which became effective from July 1, 2016, prohibit payment institutions from opening payment accounts for institutions engaging in the lending business and also set ceilings for the maximum deposits permitted into an account opened with a third-party payment company. In February 2017, the CBRC released the Guidance to the Operation of Depositing Online Lending Funds, or the Guidance. The Guidance further specifies that qualified commercial banks may act as depositories to hold online lending funds, and that other banking financial institutions are not qualified to set up individual accounts or provide settlement and payment functions. The Guidance also sets forth basic requirements for commercial banks, including maintaining separate accounts to hold online lending funds and private funds owned by online lending platforms and prohibits outsourcing or assigning such entities' responsibilities for setting up capital accounts, dealing with transaction information, verifying trading passwords and various other services to third parties, provided, however, that certain cooperation regarding payment services with third-party payment companies is permitted in accordance with clarifications by the CBRC. However, CBRC's remarks regarding the Guidance are not entirely clear regarding the definition and scope of the term "certain cooperation regarding payment services." In addition, the Guidance imposes certain responsibilities on online lending intermediaries such as us, including requiring them to organize independent auditing on funds depository accounts of borrowers and investors. The Guidance stipulated a 6-month grace period from the time of its announcement for online lending intermediaries to adjust their business models. See "Business — Regulations—Regulations Related to the Marketplace Lending Industry."

If we do not compete effectively, our results of operations could be harmed.

The online marketplace lending industry in China is intensely competitive and evolving. We compete with a large number of online finance marketplaces. We also compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with other lending platforms and traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate.

Some of our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms. Our competitors may also have longer operating histories, more extensive user bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. Our competitors may be better at developing new products, offering more attractive investment returns or lower fees, responding faster to new technologies and undertaking more extensive and effective marketing campaigns. In response to competition and in order to grow or maintain the volume of loan transactions through our platform, we may have to offer higher investment return to investors or charge lower transaction fees, which could materially and adversely affect our business and results of operations.

We also face competition within Sichuan Province, which is where we conduct the bulk of our operations. As of the date of this Report, there are approximately 35 lending platforms in Sichuan province. The Company's primary competitors in Sichuan include Jinding Wealth, Koudai Network Services Co., Ltd., Chengdu Hongxue Jinxin Business Consulting Co., Ltd. and Chengdu Zhongke E-Commerce Co., Ltd. Although some of these companies, such as Jinding Wealth, are established lending platforms with large and existing borrower and investor bases as well as substantial financial resources.

Compared to these lending platforms, we believe that our sophisticated custodian system and compatibility with current PRC regulations will make us more attractive to both borrowers and investors. Based on information available on our competitors' websites as well as third party sources, we believe we were the first non-state owned lending platform in Sichuan that has established a custodian system with a depository bank pursuant to the requirements of applicable PRC regulations. We set up our custodian system with Guangdong Huaxing Bank in February of 2017 while most of our competitors were either negotiating their agreements with custodian banks or were (or currently remain) in the process of transitioning to the custodian system operated by their depository banks. In addition, loan transactions on our platform comply with restrictions on aggregate loan amounts for individual borrowers and businesses set forth in PRC regulations while our competitors are in the process of restructuring loans on their platforms to comply with such requirement.

If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our platform could stagnate or substantially decline, we could experience reduced revenues or our platform could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

We believe that developing and maintaining awareness of our brand effectively is critical to attracting new and retaining existing borrowers and investors to our platform. Successful promotion of our brand and our ability to attract users depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our platform. Our efforts to build our brand have caused us to incur expenses, and it is likely that our future marketing efforts will require us to incur additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Credit and other information that we receive from third parties about a borrower may be inaccurate or may not accurately reflect the borrower's creditworthiness, which may compromise the accuracy of our credit assessment.

For the purpose of credit assessment, we obtain borrower credit information from third parties, such as financial institutions and e-commerce providers, and assess applicants' credit and assign credit scores to borrowers based on such credit information. A credit score assigned to a borrower may not reflect that particular borrower's actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data. We currently do not have a comprehensive way to determine whether borrowers have obtained loans through other online finance marketplaces, creating the risk whereby a borrower may borrow money through our platform in order to pay off loans to investors on other platforms. Additionally, there is a risk that, following our obtaining a borrower's credit information, the borrower may have:

•	become delinquent in the payment of an outstanding obligation;
•	defaulted on a pre-existing debt obligation;
•	taken on additional debt; or

•	sustained other adverse financial events.

Such inaccurate or incomplete borrower credit information could compromise the accuracy of our credit assessment and adversely affect the effectiveness of our control over our default rates, which could in turn harm our reputation and materially and adversely affect our business, financial condition and results of operations.

In addition, our business of connecting investors and borrowers may constitute an intermediary service, and our contracts with these investors and borrowers may be deemed as intermediation contracts, under the PRC Contract Law. Under the PRC Contract Law, an intermediary may not claim for service fee and is liable for damages if it conceals any material fact intentionally or provides false information in connection with the conclusion of an intermediation contract, which results in harm to the client's interests. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry." Therefore, if we fail to provide material information to investors, or if we fail to identify false information received from borrowers or others and in turn provide such information to investors, and in either case if we are also found to be at fault, due to failure or deemed failure to exercise proper care, such as to conduct adequate information verification or employee supervision, we could be held liable for damages caused to investors as an intermediary pursuant to the PRC Contract Law. In addition, if we fail to complete our obligations under the agreements entered into with investors and borrowers, we could also be held liable for damages caused to borrowers or investors pursuant to the PRC Contract Law. On the other hand, we do not assume any liability solely on the basis of failure to correctly assess the creditworthiness of a particular borrower in the process of facilitating a loan transaction, as long as we do not conceal any material fact intentionally or provide false information, and are not found to be at fault otherwise. However, due to the lack of detailed regulations and guidance in the area of peer-to-peer lending services and the possibility that the PRC government authority may promulgate new laws and regulations regulating peer-to-peer lending services in the future, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations for the peer-to-peer lending service industry, and there can be no assurance that the PRC government authority will ultimately take a view that is consistent with us.

Any harm to our brand or reputation or any damage to the reputation of the online marketplace lending industry may materially and adversely affect our business and results of operations.

Maintaining and enhancing the recognition and reputation of our brand is critical to our business and competitiveness. Factors that are vital to this objective include but are not limited to our ability to:

•	maintain the quality and reliability of our platform;
•	provide users with a superior experience in our platform;
•	enhance and improve our credit assessment and decision-making models;
•	effectively manage and resolve user complaints; and
•	effectively protect personal information and privacy of users.

Any malicious or innocent negative allegation made by the media or other parties about the foregoing or other aspects of our company, including but not limited to our management, business, compliance with law, financial conditions or prospects, whether with merit or not, could severely hurt our reputation and harm our business and operating results. As the market for China's online marketplace lending is new and the regulatory framework for this market is also evolving, negative publicity about this industry may arise from time to time. Negative publicity about China's online finance marketplace industry in general may also have a negative impact on our reputation, regardless of whether we have engaged in any inappropriate activities.

In addition, certain factors that may adversely affect our reputation are beyond our control. Negative publicity about our partners, outsourced service providers or other counterparties, such as negative publicity about their debt collection practices and any failure by them to adequately protect the information of users, to comply with applicable laws and regulations or to otherwise meet required quality and service standards could harm our reputation. Furthermore, any negative development in the online marketplace lending industry, such as bankruptcies or failures of other finance marketplaces, and especially a large number of such bankruptcies or failures, or negative perception of the industry as a whole, such as that arises from any failure of other finance marketplaces to detect or prevent money laundering or other illegal activities, even if factually incorrect or based on isolated incidents, could compromise our image, undermine the trust and credibility we have established and impose a negative impact on our ability to attract new borrowers and investors. Negative developments in the online marketplace lending industry, such as widespread borrower defaults, fraudulent behavior and/or the closure of other online finance marketplaces, may also lead to tightened regulatory scrutiny of the sector and limit the scope of permissible business activities that may be conducted by online finance marketplaces like us. If any of the foregoing takes place, our business and results of operations could be materially and adversely affected.

We have incurred net losses and may continue to incur net losses in the future.

We had net losses of US$9,858,972 and US$596,645 in the years ended March 31, 2018 and 2017, respectively, and may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract borrowers, investors and partners and further enhance and develop our loan products and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. There are other factors that could negatively affect our financial conditions. For example, the default rates of the loans facilitated through our platform may be higher than expected, which may lead to lower than expected net revenues. As a result of the foregoing and other factors, our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

We will likely need additional capital, and financing may not be available on terms acceptable to us, or at all.

In the fiscal years ended March 31, 2017 and 2018, our principal sources of liquidity were capital contribution and advances from our stockholders representing operating costs and expenses paid or borne by the stockholders on our behalf. As of March 31, 2018, we had cash and cash equivalents of US$11,141,566, compared with cash and cash equivalents of approximately US$161,292 as of March 31, 2017. Although we anticipate that, with the proceeds from our initial public offering and anticipated cash flows from operating activities, we will be able to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months. If we fail to do so due to unexpected situations, we anticipate to receive loans from our stockholders to fund our operations. However, we cannot assure you this will be the case. We may need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including the levels of our net revenues, expenses, net (loss)/income and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new users and maintain relationships with existing users;
•	loan volumes and the channels through which users are sourced, including the relative mix of online and offline channels;
•	changes in our product mix and introduction of new loan products;
•	the amount and timing of operating expenses related to acquiring users and the maintenance and expansion of our business, operations and infrastructure;
•	our decision to manage loan volume growth during the period;
•	network outages or security breaches;
•	general economic, industry and market conditions;

•	our emphasis on user experience instead of near-term growth; and
•	the timing of expenses related to the development or acquisition of technologies or businesses.

In addition, we experience seasonality in our business, reflecting seasonal fluctuations in internet usage and traditional personal consumption patterns. For example, we generally experience lower transaction value on our online finance marketplace during national holidays in China, particularly during the Chinese New Year holiday season in the first quarter of each year. Our results of operations may continue to be affected by such seasonality in the future.

Our reputation may be harmed if information supplied by borrowers is inaccurate, misleading or incomplete, including if the borrowers use the loan proceeds for purposes other than as originally provided.

Borrowers supply a variety of information that is included in the loan listings on our platform. We do not verify all the information we receive from borrowers, and such information may be inaccurate or incomplete. For example, we often do not verify a borrower's intended use of loan proceeds after disbursement of loan proceeds, and the borrower may use loan proceeds for other purposes with increased risk than as originally provided. If investors invest in loans through our platform based on information supplied by borrowers that is inaccurate, misleading or incomplete, those investors may not receive their expected returns and our reputation may be harmed. Moreover, inaccurate, misleading or incomplete borrower information could also potentially subject us to liability as an intermediary under the PRC Contract Law. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry."

Fraudulent activity on our platform could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease.

We are subject to the risk of fraudulent activity both on our platform and associated with users and third parties handling user information. Our resources, technologies and fraud detection tools may be insufficient to accurately detect and prevent fraud. Significant increases in fraudulent activity could negatively impact our brand and reputation, reduce the volume of loan transactions facilitated through our platform and lead us to take additional steps to reduce fraud risk, which could increase our costs. High profile fraudulent activity could even lead to regulatory intervention, and may divert our management's attention and cause us to incur additional expenses and costs. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be materially and adversely affected.

Misconduct, errors and failure to function by our employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risks, including the risk of misconduct and errors by our employees and third-party service providers. Our business depends on our employees and third-party service providers to interact with potential users, process large numbers of transactions and support the loan collection process, all of which involve the use and disclosure of personal information. We could be materially adversely affected if transactions were redirected, misappropriated or otherwise improperly executed, if personal information was disclosed to unintended recipients or if an operational breakdown or failure in the processing of transactions occurred, whether as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with users through our platform is governed by various PRC laws. It is not always possible to identify and deter misconduct or errors by employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. If any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with users, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Aggressive practices or misconduct by any of our third-party service providers in the course of collecting loans could damage our reputation.

Furthermore, as we rely on certain third-party service providers, such as third-party payment platforms and custody and settlement service providers, to conduct our business, if these third-party service providers failed to function properly, we cannot assure you that we would be able to find an alternative in a timely and cost-efficient manner or at all. Any of these occurrences could result in our diminished ability to operate our business, potential liability to borrowers and investors, inability to attract borrowers and investors, reputational damage, regulatory intervention and financial harm, which could negatively impact our business, financial condition and results of operations.

Fluctuations in interest rates could negatively affect transaction volume.

All loans facilitated or previously assigned through our platform have fixed interest rates. If interest rates rise, investors who have already committed capital may lose the opportunity to take advantage of the higher rates. If interest rates decrease after a loan is made, borrowers through our platform may prepay their loans to take advantage of the lower rates. Investors through our platform would lose the opportunity to collect the above-market interest rates payable on the prepaid loans and might delay or reduce future loan investments. As a result, fluctuations in the interest rate environment may discourage users from participating in our platform, which may adversely affect our business.

A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and investor ability and desire to invest in loans. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges, including the escalation of the European sovereign debt crisis from 2011 and the slowdown of China's economic growth since 2012 which may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world's leading economies, including the United States and China. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and surrounding Asian countries. If present Chinese and global economic uncertainties persist, many of our investors may delay or reduce their investment in the loans facilitated through our platform. Adverse economic conditions could also reduce the number of qualified borrowers seeking loans on our platform, as well as their ability to make payments. Should any of these situations occur, the amount of loans facilitated through our platform and our net revenues will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Our ability to protect the confidential information of our users may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

Our platform collects, stores and processes certain personal and other sensitive data from our users, which makes it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our platform could cause confidential user information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with borrowers and investors could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Prior to the public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. We have identified "material weaknesses" and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States, or PCAOB, a "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

One material weakness that has been identified related to our lack of sufficient financial reporting and accounting personnel (including a qualified Chief Financial Officer) with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. generally accepted accounting principles ("U.S. GAAP") accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements. The other material weaknesses are lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP, failure to record impairments for intangible assets and goodwill and failure to have effective entity level controls. We plan to engage a qualified Chief Financial Officer with comprehensive knowledge of U.S. GAAP and SEC reporting requirements. We also plan to adopt accounting policies and procedures manual in accordance with U.S. GAAP. As our operations continue to expand, we plan to hire additional accounting and finance staff to increase segregation of duties and also invest in technology infrastructure to support our financial reporting function. Despite these remedial measures, we might not be able to adequately address the weaknesses we have identified.

Neither we nor our independent registered public accounting firm undertook a comprehensive assessment of our internal control for purposes of identifying and reporting material weaknesses and other control deficiencies in our internal control over financial reporting as we and they will be required to do after we become a public company. Had we performed a formal assessment of our internal control over financial reporting or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, additional deficiencies may have been identified.

We are subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires that we include a report from management on the effectiveness of our internal control over financial reporting in our annual report on Form 10-K beginning with our Annual Report for the fiscal year ending March 31, 2019. In addition, once we cease to be an "emerging growth company" as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our securities. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks in China.

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the MIIT. We primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China's internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the increasing traffic on our platform. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in internet usage.

In addition, we have no control over the costs of the services provided by telecommunication service providers. If the prices we pay for telecommunications and internet services rise significantly, our results of operations may be adversely affected. Furthermore, if internet access fees or other charges to internet users increase, our user traffic may decline and our business may be harmed.

High interest rates could negatively affect our ability to attract investors and borrowers to our platform.

A high interest rate environment may discourage investors and borrowers from participating in our platform and may reduce the number of loans facilitated on our platform, which may adversely affect our business. Therefore, our business could be adversely affected by potential interest rate increases in China.

Any significant disruption in service on our platform or in our computer systems, including events beyond our control, could prevent us from processing or posting loans on our platform, reduce the attractiveness of our platform and result in a loss of borrowers or investors.

In the event of a platform outage and physical data loss, our ability to perform our servicing obligations, process applications or make loans available on our platform would be materially and adversely affected. The satisfactory performance, reliability and availability of our platform and our underlying network infrastructure are critical to our operations, customer service, reputation and our ability to retain existing and attract new borrowers and investors. Much of our system hardware is hosted in cloud data center located in Hangzhou. We also maintain a real-time backup system at facilities located in Shenzhen. Our operations depend on our ability to protect our systems against damage or interruption from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm our systems, criminal acts and similar events. If there is a lapse in service or damage to our leased Beijing facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with our borrowers and investors and our reputation. Additionally, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing or posting payments on loans, damage our brand and reputation, divert our employees' attention, subject us to liability and cause borrowers and investors to abandon our platform, any of which could adversely affect our business, financial condition and results of operations.

Our platform and internal systems rely on software that is highly technical, and if it contains undetected errors, our business could be adversely affected.

Our platform and internal systems rely on software that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software to store, retrieve, process and manage immense amounts of data. The software on which we rely has contained, and may now or in the future contain, undetected errors or bugs. Some errors may only be discovered after the code has been released for external or internal use. Errors or other design defects within the software on which we rely may result in a negative experience for our users, delay introductions of new features or enhancements, result in errors or compromise our ability to protect user data or our intellectual property. Any errors, bugs or defects discovered in the software on which we rely could result in harm to our reputation, loss of user or liability for damages, any of which could adversely affect our business, results of operations and financial conditions.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have made twelve trade applications, both of which are pending with the Trademark Office under the State Administration for Industry and Commerce. See "Business — Intellectual Property" and "Business — Regulations — Regulations on Intellectual Property Rights." Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industry, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

It is often difficult to register, maintain and enforce intellectual property rights in China. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China. Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in China, the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management's time and other resources from our business and operations to defend against these claims, regardless of their merits.

Additionally, the application and interpretation of China's intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and results of operations may be materially and adversely affected.

Some aspects of our digital operations include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some aspects of our digital operations include software covered by open source licenses. The terms of various open source licenses have not been interpreted by PRC courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our online and mobile-based channels. If portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our technologies if required so by the license, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with use of open source software cannot be eliminated, and could adversely affect our business.

From time to time we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

Although we do not currently have any plans to consummate any acquisitions, we may in the future evaluate and consider strategic investments, combinations, acquisitions or alliances in connection with our business expansion to further increase the value of our platform and better serve borrowers and investors. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Strategic investments or acquisitions will involve risks commonly encountered in business relationships, including:

•	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;
•	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
•	difficulties in retaining, training, motivating and integrating key personnel;
•	diversion of management's time and resources from our normal daily operations;
•	difficulties in successfully incorporating licensed or acquired technology and rights into our platform and loan products;
•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;
•	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;
•	risks of entering markets in which we have limited or no prior experience;
•	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;
•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;
•	failure to successfully further develop the acquired technology;
•	liability for activities of the acquired business before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•	potential disruptions to our ongoing businesses; and
•	unexpected costs and unknown risks and liabilities associated with strategic investments or acquisitions.

We may not make any investments or acquisitions, or any future investments or acquisitions may not be successful, may not benefit our business strategy, may not generate sufficient revenues to offset the associated acquisition costs or may not otherwise result in the intended benefits. In addition, we cannot assure you that any future investment in or acquisition of new businesses or technology will lead to the successful development of new or enhanced loan products and services or that any new or enhanced loan products and services, if developed, will achieve market acceptance or prove to be profitable.

Because some users may come to our platform from referrals of third parties, it is possible that an unsatisfied user could make a claim against us based on the content of any information provided by these third parties that could result in claims that are costly to defend and distracting to management.

Some users may come to our platform after reviewing information provided by a third party. We do not review, approve or adopt any information provided by third parties website and, while we do not believe we would have liability for such information, it is possible that an unsatisfied user could bring claims against us based on such information. Such claims could be costly and time-consuming to defend and would distract management's attention from the operation of our business and create negative publicity, which could affect our reputation.

Our business depends on the continued efforts of our senior management. If one or more of our key executives were unable or unwilling to continue in their present positions, our business may be severely disrupted.

Our business operations depend on the continued services of our senior management, particularly the executive officers named in this Report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services. If one or more of our key executives were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, our future growth may be constrained, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected, and we may incur additional expenses to recruit, train and retain qualified personnel. In addition, although we have entered into confidentiality and non-competition agreements with our management, there is no assurance that any member of our management team will not join our competitors or form a competing business. If any dispute arises between our current or former officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees, including risk management, software engineering, financial and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and investors could diminish, resulting in a material adverse effect to our business.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

Certain data and information in this Report were obtained from third-party sources and were not independently verified by us.

This Report contains certain data and information that we obtained from various government and private entity publications. Statistical data in these publications also include projections based on a number of assumptions. The Chinese credit industry, and marketplace lending in particular, may not grow at the rate projected by market data, or at all. Failure of this industry to grow at the projected rate may have a material adverse effect on our business and the market price of our common stock. In addition, the new and rapidly changing nature of the credit and marketplace lending industry results in significant uncertainties for any projections or estimates relating to the growth prospects or future condition of our industry. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

We have not independently verified the data and information contained in such third-party publications and reports. Data and information contained in such third-party publications and reports may be collected using third-party methodologies, which may differ from the data collection methods used by us. In addition, these industry publications and reports generally indicate that the information contained therein was believed to be reliable, but do not guarantee the accuracy and completeness of such information.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork and cultivates creativity. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We do not have any business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. Currently, we do not have any business liability or disruption insurance to cover our operations. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services on our platform.

Our business could also be adversely affected by the effects of Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome, or SARS, or other epidemics. Our business operations could be disrupted if any of our employees is suspected of having Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Risks Related to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to our consolidated variable interest entity do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Guidance Catalog of Industries for Foreign Investment promulgated in 2007, as amended in 2011 and in 2015, respectively, and other applicable laws and regulations.

We are a Nevada corporation and our PRC subsidiary is considered a foreign invested enterprise. To comply with PRC laws and regulations, we conduct our operations in China through a series of contractual arrangements entered into among Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao. As a result of these contractual arrangements, we exert control over Sichuan Senmiao and consolidate its operating results in our financial statements under U.S. GAAP. For a detailed description of these contractual arrangements, see "Business — Our Corporate History and Structure."

In the opinion of our PRC counsel, Yuan Tai Law Offices, our current ownership structure, the ownership structure of our PRC subsidiary and our consolidated variable interest entity, and the contractual arrangements among Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao are not in violation of existing PRC laws, rules and regulations; and these contractual arrangements are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, Yuan Tai Law Offices has also advised us that there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there can be no assurance that the PRC government will ultimately take a view that is consistent with the opinion of our PRC counsel.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. In particular, in January 2015, the Ministry of Commerce ("MOC"), published a discussion draft of the proposed Foreign Investment Law for public review and comments. Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered a foreign-invested enterprise, or an FIE. Under the draft Foreign Investment Law, variable interest entities would also be deemed as FIEs, if they are ultimately "controlled" by foreign investors, and be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the "variable interest entity" structure, whether or not these companies are controlled by Chinese parties. It is uncertain when the draft would be signed into law and whether the final version would have any substantial changes from the draft. See "Business — Regulations — Regulations Related to Company Establishment and Foreign Investment" and "Risk Factors — Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations." If the ownership structure, contractual arrangements and business of our company, our PRC subsidiary or our consolidated variable interest entity are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of our PRC subsidiary or consolidated variable interest entity, revoking the business licenses or operating licenses of our PRC subsidiary or consolidated variable interest entity, shutting down our servers or blocking our online platform, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from our initial public offering to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of our consolidated variable interest entity, and/or our failure to receive economic benefits from our consolidated variable interest entity, we may not be able to consolidate its results into our consolidated financial statements in accordance with U.S. GAAP. Furthermore, since we conduct the bulk of our operations through our VIE entity, invalidity of the VIE arrangements could cause the market price of our common stock to substantially decline.

We rely on contractual arrangements with our consolidated variable interest entity and its equity holders for our business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Sichuan Senmiao and its equity holders to operate our www.ihongsen.com website. For a description of these contractual arrangements, see "Business — Our Corporate History and Structure." These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated variable interest entity. For example, our consolidated variable interest entity and its equity holders could breach their contractual arrangements with us by, among other things, failing to conduct its operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Sichuan Senmiao, we would be able to exercise our rights as an equity holder to effect changes in the board of directors of Sichuan Senmiao, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by our consolidated variable interest entity and its equity holders of their obligations under the contracts to exercise control over our consolidated variable interest entity. The equity holders of our consolidated variable interest entity may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with our consolidated variable interest entity. Although we have the right to replace any equity holder of our consolidated variable interest entity under the contractual arrangement, if any equity holder of our consolidated variable interest entity is uncooperative or any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC laws and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See "Risk Factors — Any failure by our consolidated variable interest entity or its equity holders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business." Therefore, our contractual arrangements with our consolidated variable interest entity may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

Any failure by our consolidated variable interest entity or its equity holders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If our consolidated variable interest entity or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the equity holders of Sichuan Senmiao were to refuse to transfer their equity interest in Sichuan Senmiao to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected. See "Risk Factors — Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us."

The equity holders of our consolidated variable interest entity may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Sichuan Senmiao are held by Xiang Hu, our director, and a few other Chinese nationals. Their interests in Sichuan Senmiao may differ from the interests of our company as a whole. These equity holders may breach, or cause our consolidated variable interest entity to breach, the existing contractual arrangements we have with them and our consolidated variable interest entity, which would have a material adverse effect on our ability to effectively control our consolidated variable interest entity and receive economic benefits from it. For example, the equity holders may be able to cause our agreements with Sichuan Senmiao to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these equity holders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these equity holders and our company, except that we could exercise our purchase option under the exclusive option agreement with these equity holders to request them to transfer all of their equity interests in Sichuan Senmiao to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and the equity holders of Sichuan Senmiao, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Contractual arrangements in relation to our consolidated variable interest entity may be subject to scrutiny by the PRC tax authorities and they may determine that we or our PRC consolidated variable interest entity owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The PRC enterprise income tax law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm's length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between Senmiao Consulting, our wholly-owned subsidiary in China, Sichuan Senmiao, our consolidated variable interest entity in China, and the equity holders of Sichuan Senmiao were not entered into on an arm's length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Sichuan Senmiao's income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Sichuan Senmiao for PRC tax purposes, which could in turn increase its tax liabilities without reducing Senmiao Consulting's tax expenses. In addition, if Senmiao Consulting requests the equity holders of Sichuan Senmiao to transfer their equity interests in Sichuan Senmiao at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject Senmiao Consulting to PRC income tax. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on Sichuan Senmiao for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our consolidated variable interest entity's tax liabilities increase or if it is required to pay late payment fees and other penalties.

We may lose the ability to use and enjoy assets held by our consolidated variable interest entity that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Our consolidated variable interest entity holds certain assets that are material to the operation of our business. Under the contractual arrangements, our consolidated variable interest entity may not and its equity holders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event our consolidated variable interest entity's equity holders breach the these contractual arrangements and voluntarily liquidate our consolidated variable interest entity, or our consolidated variable interest entity declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If our consolidated variable interest entity undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

If the chops of our PRC subsidiary and consolidated variable interest entity are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiary and consolidated variable interest entity are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

Risks Related to Doing Business in China

Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China.

In April 2014, the CBRC announced four principles regarding the marketplace lending industry in China: (i) marketplace lending platforms shall be treated as agencies, (ii) marketplace lending platforms shall not provide guarantee services, (iii) marketplace lending platforms shall not maintain a fund pool, and (iv) marketplace lending platforms shall not illegally conduct fundraising.

In July 2015, ten PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the MPS and the Cyberspace Administration of China, together released the Guidelines, which identified the CBRC as the supervisory regulator for the online lending industry. According to the Guidelines, online marketplace lending platforms may only serve as intermediaries to provide information services to borrowers and investors, and may not provide credit enhancement services or illegally conduct fundraising. The Guidelines also outlined certain regulatory propositions, which would require Internet finance companies, including online marketplace lending platforms, to (i) complete website filing procedures with the administrative departments overseeing telecommunications; (ii) use banking financial institutions' depository accounts to hold lending capital, and engage an independent auditor to audit such accounts and publish audit results to customers; (iii) improve the disclosure of operational and financial information, provide sufficient risk disclosure, and set up thresholds for qualified investors to provide better protections to investors; (iv) enhance online security management to protect customers' personal and transactional information; and (v) take measures against anti-money laundering and other financial crimes.

In August 2016, the CBRC and other regulators collectively announced the publication of the Interim Measures. The Interim Measures also stipulated a twelve-month transition period from the time of their effectiveness for online lending intermediaries to make necessary adjustments. Apart from what had already been emphasized in the Guidelines and other previously released principles, the Interim Measures also include: (i) general principles; (ii) filing administration; (iii) business rules and risk management guidelines; (iv) protection measures for investors and borrowers; (v) rules on information disclosure; (vi) supervision and administrative mechanisms; and (vii) legal liabilities. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry."

In November 2016, the CBRC, the MIIT and the Industry and Commerce Administration Department, jointly issued the Guidance of Administration, which provides the general filing rules for online lending intermediaries and delegates the filing authority to the local financial authorities. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry." Since 2017, local financial regulators have been conducting investigations on the online lending intermediaries, and if we failed to be in full compliance with any regulations, we may be required to rectify mistakes within a certain period as stipulated in the rectification order of local financial regulators. After local financing regulators have completed their investigation and examination, we may be permitted to submit a filing application.

In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries, which defines several obligations and responsibilities of online lending intermediaries and commercial banks involved in the online funds depository business. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry." To the extent our current arrangements with commercial banks are deemed to be not-compliant with any of the Guidance's requirements, we may need to adjust our operations within the six-month grace period, and as a result, our business may be materially and adversely impacted. See "Risk Factors — Risks Related to Our Business and Industry — If we are unable to maintain relationships with our third-party service providers, our business will suffer."

Some elements of our platform may not currently be operating in full compliance with the Guidelines, the Interim Measures, the Guidance and the other principles that have been announced in recent years. For example, the Guidelines, the Interim Measures, the Guidance and other regulations are not clear about the definition of  "credit enhancement service," nor do they address whether a marketplace lending platform's affiliated enterprises could provide a "credit enhancement service." Additionally, the Interim Measures provide upper limits on the loan balance of a single borrower. While our business mainly involves lending small amounts to a large number of borrowers, we still may not be in full compliance with the upper limits set forth in the Interim Measures. We have adjusted the upper limits of our loans as necessary. We may need to rely on the information provided by borrowers to determine whether their lending amounts from all intermediaries have reached the upper limits, and the information they provide us may contain misrepresentation or omission or otherwise be unreliable. Moreover, the Interim Measures require online lending intermediaries to file with the local financial regulators and to include serving as an Internet lending information intermediary in their business scope. We plan to make all requisite filings and changes to our business scope to the extent necessary when such filing procedures are clarified by the relevant authorities. Although we do not anticipate any material difficulties in making the requisite filings or changing our business scope, any failure to do so within the specified twelve-month transition period may result in the violation of the Interim Measures. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. However, the Interim Measures do not clearly set forth the types of business process that are not permitted to operate through offline physical locations.

Furthermore, the Interim Measures proposed requirements including with respect to certain prohibited activities, risk disclosure, borrower information disclosure and online dispute resolution, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures, loan management, risk assessment, auditing and authentication, reporting obligations and information security. To the extent that our business is deemed to be non-compliant with any of these requirements of the Interim Measures, we may need to make necessary adjustments to comply within the specified twelve-month transition period and, as a result, our business may be materially and adversely affected. If we fail to rectify the non-compliance within the specified twelve-month transition period or the period set forth by relevant regulatory authorities, the relevant governmental authorities would have broad authorities in dealing with our failure of compliance, the business license or operating licenses of our PRC subsidiary or affiliated entity may be revoked, our online platform may be ordered to close and if a crime constitutes, criminal responsibility will be investigated as well.

In May 2017, the CBRC, the Ministry of Education and Ministry of Human Resources and Social Security issued the Notice on Further Strengthening the Regulation and Management Work of Campus Online Lending Business, or the CBRC Circular 26. The CBRC Circular 26 provides that all campus online lending business conducted by the online lending information intermediaries shall be suspended and the outstanding balance of online campus lending loans shall be gradually reduced until reaching a zero balance.

On December 1, 2017, the Internet Finance Rectification Office and the Online Lending Rectification Office jointly issued Circular 141, which reiterates requirements of the Interim Measures and further imposes measures to strengthen the regulation of online lending information intermediary platform.

Circular 141 provides, with respect to online lending information intermediary platforms:

•	Loan business not in compliance with the provisions of the law on interest rates shall not be matched directly or in a disguised manner; and it is forbidden to deduct interests, commission fees, management fees, and deposit from the loan principal in advance, set high overdue interest, late fee and interest penalty and the like.

•	Comprehensive capital costs collected from borrowers in the form of interest rates and various fees shall be in compliance with the provisions on interests of private lending (i.e. the sum of interest rate and various fees cannot exceed the annual interest rate at 36%).
•	Various loan conditions, overdue information and other information shall be disclosed comprehensively and publicly, and risks shall be pointed out to borrowers.
•	Clients' information collection, selection, credit rating, account opening and other core work shall not be outsourced.
•	Participation in P2P online lending with the funds from banking financial institutions shall not be matched.
•	Loan matching services shall not be provided to any students at school or any borrower without source of repayment or repayment capacity. "Down payment loans", real estate off-floor financing and other house purchasing financing loans matching services shall not be provided.
•	Loan matching services without designated use shall not be provided.

We believe we are currently in compliance with the requirements Circular 141. However, there is a risk that relevant PRC authorities will take a view contrary to ours, which could create regulatory challenges for our business and impact our results of operations. Any violation of Circular 141 may result in penalties, including but not limited to, suspension of operation, orders to make rectification, condemnation, revocation of license, order to cease business operation and criminal liabilities.

Additionally, if the regulatory authorities in the PRC adopt new regulations and rules applicable to online lending platforms such as further requirements on disclosure of designated use of loan proceeds or other aspects of our business operations in future, or interpret or apply existing rules and regulations differently in the future, we may need to amend our business practices which could cause us to incur additional expenses or could impair our ability to operate. If we were unable to effectively implement or comply with new measures to comply with new regulations, our business, financial condition and results of operations would be materially and adversely affected.

Further, in December 2017, the National Online Lending Rectification Office issued Circular 57, providing further clarification on several matters in connection with the rectification and record-filing of online lending information intermediaries. The local governmental authorities shall conduct and complete acceptance inspection of the rectification with the following timetable: (i) completion of record-filing for major online lending information intermediaries by the end of April 2018; (ii) with respect to online lending information intermediaries with substantial outstanding balance of those loans prohibited under the relevant laws and regulations and timely reduction of those balance is difficult, the relevant business and outstanding balance shall be disposed and/or carved out, and record-filing shall be completed by the end of May 2018; (iii) with respect to those online lending information intermediaries with complex and extraordinary circumstances and substantial difficulties exist to complete rectification, the "relevant work" shall be completed by the end of June 2018. Online lending information intermediaries that fail to complete the record-filing within the prescribed time shall not carry out online lending information intermediary business.

Assignment of loan products on P2P platform is subject to regulation under Circular 57. As our cooperation with certain prior creditor partners involved high frequency assignment of loans, to fully comply with Circular 57, we have discontinued our cooperation with prior creditors, reduced the balance of relevant products and expect to all existing assigned loan products to mature within the required timetable.

Despite our efforts to comply with the newly promulgated regulations on peer-to-peer lending companies, there is a risk that we may be unable to complete the record-filing for our platform in time as prescribed under relevant regulations. If there is a delay in completing our record-filing or if we fail to complete the record- filing, our operations may be suspended or even ceased. Our business, financial condition and results of operations may be materially and adversely affected.

Moreover, to the extent that we are not able to fully comply with any existing or new regulations when they are promulgated, our business, financial condition and results of operations may be materially and adversely affected. We are unable to predict with certainty the impact, if any, that future legislation, judicial precedents or regulations relating to the online consumer finance industry will have on our business, financial condition and results of operations. Furthermore, the growth in the popularity of online consumer finance increases the likelihood that the PRC government will seek to further regulate our industry.

For a further description of the laws and regulations applicable to us, see "Business — Regulations."

As the regulatory framework for our business evolves, domestic and foreign governments may draft and propose new laws, regulations, notices or interpretive releases to regulate marketplace lending, including our online and mobile-based channels, which may negatively affect our business.

The marketplace lending industry in China has historically been largely unregulated. In July 2015, ten PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the MPS and the Cyberspace Administration of China, together released the Guidelines, which provide regulatory principles for Internet financing businesses, including those in the online marketplace lending industry. In August 2016, the CBRC and other regulators collectively announced the Interim Measures, which proposed the implementation of new requirements including, among others, filing, reporting, fund depository, risk and information disclosure, loan management and the permitted business scope for participants in the online marketplace lending industry. In November 2016, the CBRC, the MIIT and the Industry and Commerce Administration Department, jointly issued the Guidance to the Administration of Filling and Registration of Online Lending Information Intermediaries, or the Guidance of Administration, which provides general filing rules for online lending intermediaries, and authorizes local financial regulators to make detailed implementation rules regarding filing procedures according to their local practices. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry." Since 2017, local financial regulators have been conducting thorough investigations and inspections of online lending intermediaries and require a rectification if any illegality is discovered. After local financing regulators have completed their investigation and examination, we may be permitted to submit a filing application. In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries, which defines several obligations and responsibilities of online lending intermediaries and commercial banks involved in the online funds depository business. See "Business — Regulations — Regulations Related to the Marketplace Lending Industry." Nevertheless, it is uncertain as to how the Interim Measures will be further interpreted and implemented. The relevant local authorities are also in the process of making detailed implementation rules regarding filing procedures. However, the final content and timing of the final implementation rules and other related new rules are uncertain. To the extent that we are not able to fully comply with the new regulations in the grace period of twelve months or any new regulations differ from our expectations, we may be materially and adversely affected. The relevant governmental authorities would have broad authorities in dealing with our failure of compliance, including levying fines, confiscating our income or the income of our PRC subsidiary or affiliated entity, revoking the business license or operating licenses of our PRC subsidiary or affiliated entity, shutting down our servers or blocking our online platform, discontinuing or placing restrictions or onerous conditions on our operation, requiring us to undergo a costly and disruptive restructuring, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. We are unable to predict with certainty the impact, if any, that future legislation, judicial precedents, or regulations relating to the marketplace lending industry will have on our business, financial condition and results of operations. Furthermore, the increasing growth in popularity of marketplace lending and borrowing increases the likelihood that the PRC government will seek to further regulate the marketplace lending industry.

In addition, the regulatory framework for Internet commerce, including online marketplaces such as our platform, with respect to our platform's online and mobile-based channels, is evolving, and it is possible that new laws and regulations will be adopted domestically and internationally, or existing laws and regulations may be interpreted in new ways, which, along with possible changes needed to fully comply with any newly released regulation, could affect the operation of our platform and the way in which we interact with borrowers and investors. The cost to comply with such laws or regulations would increase our operating expenses, and we may be unable to pass those costs on to borrowers and investors in the form of increased fees. In addition, governmental or regulatory agencies may decide to impose taxes on services provided over the Internet or by online marketplaces. These taxes could discourage the use of our platform, which would adversely affect the viability of our business.

The facilitation of loans through our platform could give rise to liabilities under PRC laws and regulations that prohibit illegal fundraising.

PRC laws and regulations prohibit persons and companies from raising funds through advertising to the public a promise to repay premium or interest payments over time through payments in cash or in kind except with the prior approval of the applicable government authorities. Failure to comply with these laws and regulations may result in penalties imposed by the PBOC or AIC, and other governmental authorities, and can lead to civil or criminal lawsuits.

To date, our platform has not been subject to any fines or other penalties under any PRC laws and regulations that prohibit illegal fundraising. Our platform only acts as an information service provider in the facilitation of loans between borrowers and investors, our platform has not been subject to any fines or other penalties under any PRC laws and regulations that prohibit illegal fundraising. In this regard, as advised by our PRC counsel, the business operation of our platform does not violate the current existing PRC laws and regulations prohibiting illegal fundraising Nevertheless, considerable uncertainties exist with respect to the PBOC, AIC and other governmental authorities' interpretations of the fundraising-related laws and regulations. While our agreements with investors require investors to guarantee the legality of all funds investors put on our platform, we do not verify the source of investors' funds separately, and therefore, to the extent that investors' funds are obtained through illegal fundraising, we may be negligently liable as a facilitator of illegal fundraising. In addition, we do not monitor the borrowers' use of funds on an on-going basis, and therefore, to the extent that borrowers use proceeds from the loans for illegal activities, we may be negligently liable as a facilitator of an illegal use. Although we have designed and implemented procedures to identify and eliminate instances of fraudulent conduct on our platform, as the number of borrowers and investors on our platform increases, we may not be able to identify all fraudulent conduct that may violate illegal fundraising laws and regulations.

The facilitation of loans through our platform could give rise to liabilities under PRC laws and regulations that prohibit unauthorized public offerings.

The PRC Securities Law stipulates that no organization or individual is permitted to issue securities for public offering without obtaining prior approval in accordance with the provisions of the law. The following offerings are deemed the be public offerings under the PRC Securities Law: (i) offering of securities to non-specific targets; (ii) offering of securities to more than 200 specific targets; and (iii) other offerings provided by the laws and administrative regulations. Additionally, private offerings of securities shall not be carried out through advertising, open solicitation and disguised publicity campaigns. If any transaction between one borrower and multiple investors on our platform is identified as a public offering by PRC government authorities, we may be subject to sanctions under PRC laws and our business may be adversely affected.

We may be required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an Internet content provider, or ICP, certificate. PRC regulations also impose sanctions for engaging in the operation of online data processing and transaction processing without having obtained an online data processing and transaction processing, or ODPTP, certificate (ICP and ODPTP are both sub-sets of value-added telecommunication business certificates). These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to cease operation. Nevertheless, the PRC regulatory authorities' enforcement of such regulations in the context of marketplace lending platforms remains unclear. The Interim Measures provide that online lending information intermediaries must apply for value-added telecommunications business licenses in accordance with the relevant provisions of telecommunications authorities after filing with a local financial regulator. However, PRC regulatory authorities to date have not explicitly stipulated whether the operator of a marketplace lending platform (including in the form of a website or mobile Internet application) is engaging in Internet information services requiring an ICP certificate or an ODPTP certificate. If we could not obtain such value-added telecommunication certificates pursuant to the relevant regulations, we may not be able to conduct online lending intermediaries' services, but it is unclear whether online lending intermediaries would be deemed to be engaged in a commercial information provider business or online data processing and transaction processing business or whether an ICP certificate or an ODPTP certificate is required. To the extent that the PRC regulatory authorities require such value-added telecommunication certificate to be obtained or set forth rules that impose additional requirements, and we do not obtain such certificate, we may be subject to the sanctions described above. We plan to apply for filing immediately after the filing procedures are clarified by the relevant authorities, and apply for the corresponding value-added telecommunication business certificates after completing the filing, provided that the relevant telecommunication authority clarify which sub-set of telecommunication business certificates need to be obtained by market lending platforms and how to apply for such certificate.

According to the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the ratio of investment by foreign investors in a foreign-invested telecommunication enterprise that engages in the operation of a value-added telecommunication business shall not exceed 50%. Foreign investors are only permitted to invest up to 50% of the registered capital in a foreign-invested telecommunication enterprise that engages in the operation of commercial Internet information services or general online data processing and transaction processing services.

As an exception, Circular 196, which was promulgated on June 19, 2015, provides that foreign investors are permitted to invest up to 100% of the registered capital in a foreign-invested telecommunication enterprise engaging in the operation of online data processing and transaction processing (E-commerce). While Circular 196 permits foreign ownership, in whole or in part, of online data processing and transaction processing businesses (E-commerce), a sub-set of value-added telecommunications services, there is still uncertainty regarding whether foreign investment restrictions may be applied to our business and industry.

Further, under either circumstance, the largest foreign investor will be required to have a satisfactory business track record and operational experience in the value-added telecommunication business. If regulatory authorities were to treat marketplace lending businesses as Internet information services of a commercial nature, which is a form of a value-added telecommunication business, our platform may be subject to such foreign investment restrictions and we may be required to restructure our operations by establishing a joint venture with foreign capital equal to no more than 50% of its total capital or a domestic enterprise with no foreign capital through variable interest entities to obtain a telecommunication business certificate. Any such restructuring may be costly and may involve interruptions to our business. If we are unable to obtain the telecommunication business certificate in a timely fashion, our business may be materially and adversely affected.

Changes in China's economic, political or social conditions or government policies could have a material adverse effect on our business and results of operations.

Substantially all of our operations are located in China. Accordingly, our business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China's economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China's economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.

The PRC legal system is based on written statutes and prior court decisions have limited value as precedents. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties.

In particular, PRC laws and regulations concerning the peer-to-peer lending service industry are developing and evolving. Although we have taken measures to comply with the laws and regulations that are applicable to our business operations, including the regulatory principles raised by the CBRC, and avoid conducting any activities that may be deemed as illegal fund-raising, forming capital pool or providing guarantee to investors under the current applicable laws and regulations, the PRC government authority may promulgate new laws and regulations regulating the peer-to-peer lending service industry in the future. We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations relating to illegal fund-raising, forming capital pools or the provision of credit enhancement services. Moreover, developments in the peer-to-peer lending service industry may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies that may limit or restrict online finance marketplaces like us, which could materially and adversely affect our business and operations. Furthermore, we cannot rule out the possibility that the PRC government will institute a licensing regime covering our industry at some point in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules (some of which are not published in a timely manner or at all) that may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The MOC published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOC is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of "actual control" in determining whether a company is considered an FIE. The draft Foreign Investment Law specifically provides that entities established in China but "controlled" by foreign investors will be treated as FIEs. Once an entity is considered to be an FIE, it may be subject to the foreign investment restrictions or prohibitions set forth in a "negative list" to be separately issued by the State Council later. If an FIE proposes to conduct business in an industry subject to foreign investment "restrictions" in the "negative list," the FIE must go through a market entry clearance by the MOC before being established. If an FIE proposes to conduct business in an industry subject to foreign investment "prohibitions" in the "negative list," it must not engage in the business. However, an FIE that is subject to foreign investment "restrictions," upon market entry clearance, may apply in writing for being treated as a PRC domestic investment if it is ultimately "controlled" by PRC government authorities and its affiliates and/or PRC citizens. In this connection, "control" is broadly defined in the draft law to cover the following summarized categories: (i) holding 50% or more of the voting rights of the subject entity; (ii) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the equity holders' meeting or other equivalent decision making bodies; or (iii) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity's operations, financial matters or other key aspects of business operations. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in a "negative list," to be separately issued by the State Council at a later date, if the FIE is engaged in an industry listed in the negative list. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance by the MOC, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE.

The "variable interest entity" structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. See "Risk Factors— Risks Related to Our Corporate Structure" and "Business — Our Corporate History and Structure." Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately "controlled" by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the "negative list" as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the "negative list" without market entry clearance may be considered as illegal.

It is uncertain whether we would be considered as ultimately controlled by Chinese parties. Moreover, the draft Foreign Investment Law has not taken a position on what actions will be taken with respect to the companies currently employing a VIE structure, whether or not these companies are controlled by Chinese parties, while it is soliciting comments from the public on this point. In addition, it is uncertain whether the online consumer finance marketplace industry, in which our variable interest entity operates, will be subject to the foreign investment restrictions or prohibitions set forth in the "negative list" that is to be issued. If the enacted version of the Foreign Investment Law and the final "negative list" mandate further actions, such as MOC market entry clearance or certain restructuring of our corporate structure and operations, to be completed by companies with existing VIE structure like us, there may be substantial uncertainties as to whether we can complete these actions in a timely manner, or at all, and our business and financial condition may be materially and adversely affected.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from an investment implementation report and an investment amendment report that are required for each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The PRC government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

We only have contractual control over our website. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The evolving PRC regulatory system for the internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office (with the involvement of the State Council Information Office, the MIIT, and the MPS). The primary role of this new agency is to facilitate the policy-making and legislative development in this field, to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the internet industry.

Our online platform, operated by our consolidated variable interest entity, Sichuan Senmiao, may be deemed to be providing commercial internet information services, which would require Sichuan Senmiao to obtain an ICP License. An ICP License is a value-added telecommunications business operating license required for provision of commercial internet information services. See "Regulation — Regulations Related to Value-Added Telecommunication Business Certificates and Foreign Investment Restrictions." Sichuan Senmiao, our PRC consolidated variable interest entity has obtained an ICP license as an internet information provider. Furthermore, as we are providing mobile applications to mobile device users, it is uncertain if Sichuan Senmiao will be required to obtain a separate operating license in addition to the ICP License. Although we believe that not obtaining such separate license is in line with the current market practice, there can be no assurance that we will not be required to apply for an operating license for our mobile applications in the future.

The Circular on Strengthening the Administration of Foreign Investment in and Operation of Value-added Telecommunications Business, issued by the MIIT in July 2006, prohibits domestic telecommunication service providers from leasing, transferring or selling telecommunications business operating licenses to any foreign investor in any form, or providing any resources, sites or facilities to any foreign investor for their illegal operation of a telecommunications business in China. According to this circular, either the holder of a value-added telecommunication services operation permit or its shareholders must directly own the domain names and trademarks used by such license holders in their provision of value-added telecommunication services. The circular also requires each license holder to have the necessary facilities, including servers, for its approved business operations and to maintain such facilities in the regions covered by its license. Sichuan Senmiao owns the relevant domain names in connection with our value-added telecommunications business and has the necessary personnel to operate our website. However, if operating telecommunications business without operating licenses, the relevant governmental authority will order to rectify, confiscate illegal gains and impose a fine equal to three to five times of the illegal gains. If no illegal gains or the illegal gain is less than RMB 50,000, a fine amounting to RMB 100,000 to RMB 1,000,000 will be imposed. In case of gross violation, the business shall be suspended and rectification will be carried out.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

Any failure by us or our third-party service providers to comply with applicable anti-money laundering laws and regulations could damage our reputation.

In cooperation with our partnering custody banks and payment companies, we have adopted various policies and procedures, such as internal controls and "know-your-customer" procedures, for anti-money laundering purposes. In addition, we rely on our third-party service providers, in particular the custody banks and payment companies that handle the transfer of funds between borrowers and lenders, to have their own appropriate anti-money laundering policies and procedures. The custody banks and payment companies are subject to anti-money laundering obligations under applicable anti-money laundering laws and regulations and are regulated in that respect by the PBOC. If any of our third-party service provides fail to comply with applicable anti-money laundering laws and regulations, our reputation could suffer and we could become subject to regulatory intervention, which could have a material adverse effect on our business, financial condition and results of operations. Any negative perception of the industry, such as that arises from any failure of other finance marketplaces to detect or prevent money laundering activities, even if factually incorrect or based on isolated incidents, could compromise our image or undermine the trust and credibility we have established.

The Guidelines jointly released by ten PRC regulatory agencies in July 2015 purport, among other things, to require internet finance service providers, including online peer-to-peer lending platforms, to comply with certain anti-money laundering requirements, including the establishment of a customer identification program, the monitoring and reporting of suspicious transactions, the preservation of customer information and transaction records, and the provision of assistance to the public security department and judicial authority in investigations and proceedings in relation to anti-money laundering matters. The PBOC will formulate implementing rules to further specify the anti-money laundering obligations of internet finance service providers. We cannot assure you that the anti-money laundering policies and procedures we have adopted will be effective in protecting our platform from being exploited for money laundering purposes or will be deemed to be in compliance with applicable anti-money laundering implementing rules if and when adopted.

We rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely on dividends and other distributions on equity paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. If our PRC subsidiary incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require Senmiao Consulting to adjust its taxable income under the contractual arrangements it currently has in place with our consolidated variable interest entity in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us. See "Risk Factors — Risks Related to Our Corporate Structure — Contractual arrangements in relation to our consolidated variable interest entity may be subject to scrutiny by the PRC tax authorities and they may determine that we or our PRC consolidated variable interest entity owe additional taxes, which could negatively affect our financial condition and the value of your investment."

Under PRC laws and regulations, our PRC subsidiary, as a wholly foreign-owned enterprise in China, may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Our PRC subsidiary is currently unable to pay us any dividend given its financial condition. If our PRC subsidiary's financial condition improves, the above discussed PRC laws will likely limit its ability to pay dividends or make other distributions to us. Such limitations could materially and adversely impact our cash flows and limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. See also "Risk Factors — If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders."

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of our initial public offering to make loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, we are permitted to utilize the proceeds from our initial public offering to fund our PRC subsidiary by making loans to or additional capital contributions to our PRC subsidiary, subject to applicable government registration and approval requirements.

Any loans to our PRC subsidiary, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiary to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOC or its local counterpart and the amount of registered capital of such foreign-invested company.

We currently anticipate financing our PRC subsidiary by means of capital contributions. These capital contributions must be approved by the MOC or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. On July 4, 2014, the SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designate areas and such enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB fund converted from foreign exchange capital. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE's approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of our initial public offering to fund the establishment of new entities in China by our PRC subsidiary, to invest in or acquire any other PRC companies through our PRC subsidiary, or to establish new variable interest entities in the PRC.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future capital contributions or future loans by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds of our initial public offering and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power in RMB terms of our U.S. dollar assets and the proceeds from our initial public offering. Our reporting currency is the U.S. dollar while the functional currency for our PRC subsidiary and consolidated variable interest entity is RMB. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in RMB are included in our consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of RMB relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions and China's foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. However, the People's Bank of China, or the PBOC, regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. During the period between July 2008 and June 2010, the exchange rate between the RMB and the U.S. dollar had been stable and traded within a narrow range. However, the RMB fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. Since June 2010, the RMB has started to slowly appreciate against the U.S. dollar, though there have been periods when the U.S. dollar has appreciated against the RMB. On August 11, 2015, the PBOC allowed the RMB to depreciate by approximately 2% against the U.S. dollar. It is difficult to predict how long such depreciation of RMB against the U.S. dollar may last and when and how the relationship between the RMB and the U.S. dollar may change again.

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our securities in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive from our initial public offering into RMB to pay our operating expenses, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our securities.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our net revenues in RMB. Under our current corporate structure, we rely on dividend payments from our PRC subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiary is able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules discussed in the preceding risk factor and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise "national defense and security" concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise "national security" concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary' ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident's Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

If our stockholders who are PRC residents or entities do not complete their registration as required, our PRC subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

All of our stockholders who directly or indirectly hold shares in our Nevada holding company and who are known to us as being PRC residents have completed the foreign exchange registrations required in connection with our corporate restructuring.

In addition, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our stockholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such stockholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiary' ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. In the event we adopt an equity incentive plan, we and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under the equity incentive plan will be subject to these regulations when our company becomes an overseas listed company. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary' ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law. See "Regulations — SAFE Regulations Relating to Employee Stock Incentive Plans."

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside of the PRC with a "de facto management body" within the PRC is considered a resident enterprise and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term "de facto management body" as the body that exercises full and substantial control over and overall management of the business, productions, personnel, accounts and properties of an enterprise. In April 2009, the State Administration of Taxation issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the "de facto management body" of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners like us, the criteria set forth in the circular may reflect the State Administration of Taxation's general position on how the "de facto management body" test should be applied in determining the tax resident status of all offshore enterprises. According to Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its "de facto management body" in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise's financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise's primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. See "Regulations — Regulations Related to Tax." However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term "de facto management body." As substantially all of our management members are based in China, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that the Company or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then the Company or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our securities may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC stockholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our securities.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an "indirect transfer" by transferring the equity interests of a PRC "resident enterprise" indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an "indirect transfer" by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a "substance over form" principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Risks Related to Our Common Stock

The market price for our common stock may be volatile.

The trading prices of our common stock are likely volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, like the performance and fluctuation in the market prices or the underperformance or deteriorating financial results of internet or other companies based in China that have listed their securities in the United States in recent years. The securities of some of these companies have experienced significant volatility since their initial public offerings, including, in some cases, substantial decline in their trading prices. The trading performances of other Chinese companies' securities after their offerings may affect the attitudes of investors toward Chinese companies listed in the United States, which consequently may impact the trading performance of our common stock, regardless of our actual operating performance. In addition, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or other matters of other Chinese companies may also negatively affect the attitudes of investors towards Chinese companies in general, including us, regardless of whether we have conducted any inappropriate activities. In addition, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, which may have a material adverse effect on the market price of our common stock.

In addition to the above factors, the price and trading volume of our common stock may be highly volatile due to multiple factors, including the following:

•	regulatory developments affecting us, our users, or our industry;
•	regulatory uncertainties with regard to our variable interest entity arrangements;
•	announcements of studies and reports relating to our loan products and service offerings or those of our competitors;
•	changes in the economic performance or market valuations of other online finance marketplaces;
•	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;
•	changes in financial estimates by securities research analysts;
•	conditions in the internet and marketplace lending industries;
•	announcements by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	additions to or departures of our senior management;
•	detrimental negative publicity about us, our management or our industry;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock; and
•	sales or perceived potential sales of additional shares of common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 25, 2018, we had outstanding 25,879,400 shares of common stock, 3,379,400 of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144. However, the resale of an aggregate of 22,500,000 shares are restricted until March 20, 2019 as a result of lock-up agreements executed in conjunction with our initial public offering. We may register all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

We have broad discretion in the use of our cash, including the net proceeds from our IPO, and might not use them effectively.

Our management will have broad discretion in the application of our cash, including the net proceeds from our IPO, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, including the net proceeds from our IPO, in a manner that does not produce income or that loses value.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We may seek additional capital through a combination of public and private equity offerings, debt financings, collaborations and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or grant licenses on terms unfavorable to us.

Certain judgments obtained against us by our stockholders may not be enforceable.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our directors and executive officers reside within China, and most of the assets of these persons are located within China. As a result, it may be difficult or impossible for you to effect service of process within the United States upon these individuals, or to bring an action against us or against these individuals in the United States in the event that you believe your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Our articles of incorporation and by-laws could deter a change of our management, which could discourage or delay offers to acquire us.

Certain provisions of our articles of incorporation (the "Articles of Incorporation") and by-laws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

•	requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;
•	requiring that stockholders who wish to act by written consent request a record date from us for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;
•	establishing the board as the sole entity to fill vacancies of the board, which lengthens the time needed to elect a new majority of the board;
•	establishing a two-thirds majority vote of the stockholders to remove a director from the board, as opposed to a simple majority, which lengthens the time needed to elect a new majority of the board; and
•	establishing that any person who acquires equity in us shall be deemed to have notice and consented to the forum selection provision of our Bylaws requiring actions to be brought only in Nevada, which may inhibit or deter stockholders actions (i) on behalf of us; (ii) asserting claims of breach of fiduciary duty by officers or directors of us; or (iii) arising out of the Nevada Revised Statutes, and establishing more detailed disclosure in any stockholder's advance notice to nominate a new member of the board, including specified information regarding such nominee, which may inhibit or deter such nomination and lengthen the time needed to elect a new majority of the board.

We are an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company. As a result, if we elect not to comply with such auditor attestation requirements, our investors may not have access to certain information they may deem important.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. However, we have elected not to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted for private companies. This decision to take advantage of the extended transition period under the JOBS Act is irrevocable.

We will incur increased costs as a result of operating as a smaller reporting public company, and our management will be required to devote substantial time to new compliance initiatives.

As a smaller reporting public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described in the preceding risk factor. We might remain an emerging growth company until March 31, 2023, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of  $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of nonconvertible debt over a three-year period.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our common stock and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our common stock to decline.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has discretion as to whether to distribute dividends, subject to certain restrictions under Nevada law. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other things, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiary, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased our common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our principal executive offices at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People's Republic of China 610000, comprising an aggregate of 964 square meters in Chengdu, China under lease agreements that expire in 2019 and 2020. The cost for these offices is approximately RMB63,600 (approximately $9,781) per-month in aggregate.  We consider our current office spaces, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

We are currently not a party to any material legal or administrative proceedings. We may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management's time and attention.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” From our initial public offering on March 16, 2018 through March 30, 2018 the high and low sales prices for our common stock as reported by Nasdaq were $6.25 and $5.00, respectively.

On June 28, 2018, our common stock had a closing price of $5.53.

Holders

Based upon information furnished by our transfer agent, as of June 25, 2018, the Company had approximately 12 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders.

Dividend

We have never declared or paid cash dividends on our shares. We do not have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Equity Compensation Plan Information

We have not adopted any equity compensation plan.

Purchases of Our Equity Securities

None.

Recent Sales of Unregistered Securities

On June 19, 2017, we sold 50,000 shares of its common stock to an individual for a purchase price of $10.00. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On July 11, 2017, we issued an aggregate of 2,200,000 shares of common stock to three consultants of the Company for a total purchase price of $440.00. These shares were also issued as part of consideration for services provided by such consultants to the Company. Such issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In September 2017, we issued an aggregate of 20,250,000 shares of common stock to the equity holders of Sichuan Senmiao, our variable interest entity, as contemplated by the Exclusive Business Cooperation Agreement. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 15, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-221225), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of up to 3,000,000 shares of our common stock. On March 21, 2018, we issued and sold 3,000,000 shares of our common stock at a price to the public of $4.00 per share for gross proceeds of $12,000,000. On March 28, 2018, the underwriter exercised their over-allotment option and purchased 379,400 shares of common stock at a price of $4.00 per share, generating gross proceeds of $1,517,600.

As a result of the offering, we received net proceeds of approximately $11,052,972 in the aggregate, which consists of gross proceeds of $13,517,600 offset by underwriting discounts and commissions of approximately $946,232 and other offering expenses of approximately $1,158,396.

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering has terminated.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated March 15, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our consolidated financial statements and the notes thereto and other financial information, which are included elsewhere in this Report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition, our financial statements and the financial information included in this Report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in the section entitled “Business,” “Risk Factors” and elsewhere in this Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this Report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We operate an online lending platform in China connecting Chinese investors with individual and SME borrowers. Through our platform, we offer quick and easy access to credit to borrowers and attractive investment returns for investors. As more fully described in the Business section, we acquired the Aihongsen platform from Chenghexin in September 2016. Since the Acquisition through March 31, 2018, we have facilitated direct loans and assignment of loans with an aggregate of principal of over RMB579 million (approximately US$89 million). As of March 31, 2018, we had an aggregate of 40,044 registered users and a total of 3,372 investors, 2,558 borrowers and two creditor partners had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

Our online platform enables us to efficiently match borrowers with investors and execute loan transactions. We seek to address an unmet investor and borrower demand in China. While presently our borrowers mainly come from referrals from financial institutions and business partners, our investors come from a variety of channels, including internet and our mobile applications, promotion through our own business development department as well as referrals from our business partners.

Historically, we offered two types of products: standard loans and assignment of loans, providing qualified borrowers with convenient access to affordable credit at competitive prices and creditors with a fast and cost-efficient way to assign their existing loans for more liquidity. Our investors have the option to individually select specific loans to invest in or to use our automated investing tool that identifies and selects loans on the basis of an investor targeted return and risk tolerance.

Starting in January 2018, we no longer offer the loan assignment services to creditors in preparation for our record-filing under the newly promulgated regulations of the marketplace lending industry. For more information on these regulations, see “Business – Regulations — Regulations Related to the Marketplace Lending Industry.” To continue to utilize our relationship with existing creditors, whom we now refer to as our business partners, we signed cooperation agreements with them pursuant to which these business partners introduced their customers with financing needs to us in connection with their transactions with such customers.

In February 2018, Sichuan province issued local guidelines on the rectification and acceptance of internet lending information intermediaries which require the guarantors for the loans facilitated by lending platforms to be guaranty institutions or insurance companies that hold professional guaranty qualifications. Our business partners who guaranteed the loans do not hold the guarantor qualifications. To comply with the local guidelines and also as part of our preparation for our record –filing under the new marketplace lending regulations and as requested by the local finance bureau in connection with their inspection of our operations, we ceased our cooperation with business partners in March 2018 and began to focus on facilitating loan transactions solely between borrowers and investors on our platform.

All of the loans facilitated or previously assigned through our platform feature fixed interest rates. The interest rates, transaction fees and other charges are all clearly disclosed to the users of our platform.

We generate revenues primarily from fees charged for our services in matching investors with borrowers. We charge borrowers transaction fees for the work we perform through our platform and charge our investors a service fee on their actual investment return. Previously we also generated revenue from transaction fees from Creditor Partners in connection with the assignment of their loans on our platform.

Our management regularly reviews a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The main metrics we consider, and results for each quarter since our acquisition of the Aihongsen platform are set forth in the table below.

	For the Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Loan Amount (Standard Loan)	$19,943,097	$10,776,692	$12,142,615	$5,834,087	$2,493,794	$4,005,092
Loan Amount (Assignment of Loan)	$-	$4,840,155	$13,025,964	$3,100,300	$-	$-
Number of Investors	245	271	329	381	329	359
Number of Borrowers	364	2,043	289	160	26	140
Average Investment Amount	$81,400	$57,627	$76,500	$23,450	$7,580	$11,156
Average Borrowing Amount	$54,789	$12,539	$87,088	$55,841	$95,915	$28,608
Transaction Fees from borrowers	$14,118	$72,420	$56,246	$42,889	$35,745	$20,828
Transaction Fees from Creditor Partners	$1,793	$68,594	$50,330	$16,663	-	-
Service Fees from Investors	$143,487	$11,524	$10,592	$6,240	$7,945	$8,719

The volume of standard loans for the three months ended March 31, 2018 was the highest among the presented quarters, mainly attributable to the Company’s efforts in increasing the number of borrowers. In the contrast, the volume of standard loans for the three months ended March 31, 2017 was the lowest, primarily due to the development, testing and integration of our platform with the system of Huaxing Bank as well as adjustment of loan product offerings from December 2016 to February 2017.

We started to facilitate assignment of loans from Creditor Partners in the quarter ended June 30, 2017. However, we discontinued the offering of assigned loan products on our platform to facilitate our record-filing under Circular 57 and the Interim Measures from January 2018. As a result, we did not have any assigned loans for the three months ended March 31, 2018.

The number of borrowers for the three months ended December 31, 2017 was significantly higher than other quarters, mainly due to a trial launch of small consumer loans to individual borrowers in October 2017, which attracted large volume of individual borrowers. However, we suspended offering these loans after the trial due to the issues connecting to the systems of our partners who referred these borrowers. Regardless of the three months ended December 31, 2017, the Company had a continuous increase in the number of borrowers from quarter to quarter.

We experienced a significant and continuing increase in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our custody arrangement with Huaxing Bank and adjustment of loan product offerings in the prior quarter. The average investment amount for the three months ended March 31, 2018 deceased as compared with the three months December 31, 2017, primarily caused by a decrease in the number of investors and investment amount during February 2018 when the investors needed funds for Chinese New Year.

Caused by increasing number of individual borrowers in the mix of borrowers and the suspension of assigned loans whose average loan amount was higher than individual loans since January 2018, the average borrowing amount for the three months ended March 31, 2018 decreased as compared with the three months ended September 30, 2017. The average borrowing amount for the three months ended March 31, 2018 increased as compared with the three months ended December 31, 2017, primarily due to a trial launch of small consumer loans to individual borrowers in October 2017 which attracted individual borrowers who borrowed lower principals from the platform than SMEs did.

In terms of loan amount and the number of loans facilitated on our platform, there has not been any significant concentration on any borrower, investor, Creditor Partner or any group of borrowers, investors or Creditor Partners. Therefore, we do not believe that our business operation or financial position is heavily reliant upon any borrower, investor or Creditor Partner.

Key Factors Affecting Our Results of Operations

Our online platform was launched by Chenghexin in May 2014 and acquired by us in September 2016 and has a limited operating history. As our business develops or in response to competition, we may introduce new products or make adjustments to our existing products, or make adjustments to our business model. In connection with the introduction of new products or in response to general economic conditions, we may impose more stringent borrower or creditor qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of our business. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations.

To achieve and maintain the growth of our platform, we must continuously increase the volume of loan transactions by retaining current participants and attracting more users. We intend to continue to dedicate resources to our user acquisition efforts, including establishing new acquisition channels, particularly as we continue to grow our platform and introduce new products and services. We utilize online channels, such as search engine marketing, search engine optimization and partnerships with internet companies, as well as our on-the-ground sales network for user acquisition. If there are insufficient qualified requests for direct loans or loan assignments, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments, borrowers may be unable to obtain capital through our platform and may turn to other sources for their borrowing needs. Below are key metrics for each quarter reflecting our efforts in retaining current participants and attracting more users:

	For the Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Reinvestment of existing investors	233	225	252	73	235	353
Reinvestment rate of existing investors	95.10%	87.51%	63.83%	57.21%	45.25%	49.58%
Number of new investors	12	17	77	308	94	46
Total number of investors	245	271	329	381	329	359
Average loan amount of each investor	$81,400	$57,627	$76,500	$23,450	$7,580	$11,156
Average number of total loans held by each investor	10	17.24	8.31	6.00	6.95	6.37

The table below shows key metrics pertaining to each type of participants on our platform.

		For the Three Months Ended
		March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Re-Borrowing rate of existing borrowers	Individuals	45%	5%	-	25%	29%	5%
	SMEs	43%	28%	50%	19%	0%	21%
	Assigned loans	7%	30%	52%	0%	0%	0%
Number of new borrowers	Individuals	209	1,669	1	3	2	120
	SMEs	72	2	10	34	10	11
	Assigned loans	-	196	218	114	0	0
Total number of borrowers	Individuals	256	1,775	1	4	10	126
	SMEs	108	66	41	42	16	14
	Assigned loans	-	202	247	114	0	0
Average loan amount of each borrower	Individuals	$25,254	$534	$1,417	$19,311	$17,129	$17,129
	SMEs	$124,156	$148,930	$296,127	$137,068	$145,157	$146,321
	Assigned loans	$-	$73,466	$52,737	$27,196	$-	$-
Total amount of loans	Individuals	$6,534,271	$947,315	$1,417	$77,244	$171,285	$1,956,601
	SMEs	$13,408,826	$9,829,377	$12,141,198	$5,756,843	$2,322,509	$2,048,491
	Assigned loans	$-	$14,840,155	$13,025,964	$3,100,300	$-	$-

Based on our management’s review of the above metrics, we believe that we do not overly rely on one type of borrowers/products for generating revenue. Assigned loans used to account for a large portion of our revenue and revenue from individual borrowers has increased in the quarter ended March 31, 2018 due to our arrangement with our business partners. As a result of the cessation of our relationship with our Creditor Partners and business partners, we expect the revenue from individual borrowers to decrease and fees from SME loans to constitute a larger percentage of our revenue mix in 2018 before we effectively increase the number of individual borrowers on our own.

From time to time, our management and stockholders have invested in loans through our platform using their personal funds and may continue to do so in the future. The table below summarizes key metrics pertaining to loans invested in by our management and stockholders.

Quarter ended	Number of Investment	Total Amount of Investment	Average Amount of Investment
December 31, 2016	66	$745,907	$11,302
March 31, 2017	15	$61,484	$4,099
June 30, 2017	34	$263,482	$7,749
September 30, 2017	140	$1,045,949	$7,471
December 31, 2017	226	$804,986	$3,562
March 31, 2018	130	$966,718	$7,436

Prior to February 2018, each loan facilitated or assigned on our platform was guaranteed by unaffiliated third parties who were jointly and severally liable for the loan and/or secured by collateral provided by borrowers. None of the loans facilitated through our platform is guaranteed by any affiliate of the Company. To our knowledge, the unaffiliated third-party guarantors were not compensated for providing the guaranty to our borrowers. In the case of borrowers referred by our business partners, our business partners would provide the guaranty so that the borrowers could complete the transactions with them. In the case of direct borrowers, the guarantors were affiliates of the borrowers and had the incentive to facilitate the transactions for the benefits of the borrowers without being paid.

The table below summarizes loan amounts guaranteed by unaffiliated third parties for each quarter since we acquired the Aihongsen platform.

Quarter ended	Guarantee	Loan Amount
December 31, 2016	Unaffiliated Third Party Guarantee	$4,004,799
March 31, 2017	Unaffiliated Third Party Guarantee	$152,415
June 30, 2017	Unaffiliated Third Party Guarantee	$5,762,961
September 30, 2017	Unaffiliated Third Party Guarantee	$12,141,198
December 31, 2017	Unaffiliated Third Party Guarantee	$15,616,847
March 31, 2018	Unaffiliated Third Party Guarantee	$13,341,921

We have adopted a sales and marketing strategy aimed at enhancing our profile in the marketplace lending industry and the credit industry as a whole. Our sales and marketing efforts have included event promotions, online marketing, user meetings and sales support. In addition, in order to increase our brand recognition among potential borrowers and investors, we have participated in industry or government organized forums and summits. Our recent borrower acquisition activities have primarily comprised of developing user base through our strategic alliance with Resgreen Group, a direct selling company based in Hunan, China, as well as identifying potential borrowers through online advertisement.

Our management reviews key metrics relating to acquisitions of investors and borrowers and adjust our investor and borrower acquisition strategies accordingly. The average acquisition costs for each quarter since our acquisition of the Aihongsen platform are set forth in the table below.

Quarter ended	Average Customer Acquisition Cost Per Person
December 31, 2016	$13.90
March 31, 2017	$7.98
June 30, 2017	$3.79
September 30, 2017	$23.17
December 31, 2017	$17.76
March 31, 2018	$37.12

As compared with the quarter ended March 31, 2017, the average customer acquisition cost continuously decreased for the period through June 30, 2017, which was primarily due to (i) the temporary suspension of marketing activities from December 2016 to February 2017 when we updated and integrated our system with Huaxing Bank; (ii) the implementation of our cost efficient user acquisition strategy through cooperation with Resgreen and (iii) a decrease in offline marketing expenses as a result of the Interim Measures. The average customer acquisition cost for the three months ended December 31, 2017 and September 30, 2017 was higher than prior quarters, as we increased our marketing efforts to further expand our borrower and investor base. Because our marketing efforts were primarily targeted on maintenance of existing customers during Chinese New Year, we did not attract as many new customers as the prior quarters, thus the average customer acquisition cost for the three months ended March 31, 2018 was the highest among all the quarters.

We believe that our current acquisition cost is below the average cost per person of the peer-to-peer lending industry in China. As we continue to grow our borrower and investor base, we anticipate such costs will increase, which may go above industry level if our customer acquisition strategy turns out to be inefficient under future market conditions.

The regulatory environment for the marketplace lending industry in China is evolving and creating opportunities that could affect our results of operations.  Most recently, multiple PRC governmental authorities have published and promulgated various new laws and rules to further regulate the marketplace lending industry in China.  See “Business—Regulations.”  We have closely tracked the development and implementation of new rules and regulations likely to affect us.  These requirements have created entry barriers for many marketplace lending companies in China and further differentiated us from our competitors.  We will continue to ensure timely compliance with new rules, and believe that such timely compliance with these newly promulgated rules will provide us with a competitive advantage in the marketplace lending industry in China.  Our operations may need to be further modified to comply with relevant PRC laws and regulations on marketplace lending as the regulatory regime for this sector continues to evolve.  See "Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China."

For other factors affecting our results of operations, please refer to “Risk Factors.”

Results of Operations for the Year Ended March 31, 2018 Compared to the Year Ended March 31, 2017

	For the Years Ended March 31,
	2018	2017	Change

Revenues	$494,897	$73,237	$421,660
Gross revenues	494,897	73,237	421,660

Operating expenses
Selling, general and administrative expenses	(1,517,804)	(258,772)	(1,259,032)
Amortization of intangible assets	(659,558)	(324,710)	(334,848)
Impairments of intangible assets and goodwill	(8,179,381)	-	(8,179,381)
Total operating expenses	(10,356,743)	(583,482)	(9,773,261)
Loss from operations	(9,861,846)	(510,245)	(9,351,601)
Other income, net	2,874	476	2,398
Loss before income taxes	(9,858,972)	(509,769)	(9,349,203)
Income tax expense	-	—	-
Net loss from continuing operations	(9,858,972)	(509,769)	(9,349,203)
Net loss income from discontinued operations	-	(86,876)	(86,876)
Net Loss	$(9,858,972)	$(596,645)	$(9,262,327)

Revenues

We generated revenues primarily from transaction fees from borrowers and service fees from investors by providing services in matching investors with borrowers on our platform. For the year ended March 31, 2018, we charged borrowers transaction fees ranging from 0.30% to 2.98% of the loan amount for standard loans and from 0.32% to 0.94% for assigned loans, which fees were paid (i) upon disbursement of the proceeds for loans accruing interest on a monthly basis and (ii) upon full payment of principal and interest of loans accruing interest on a daily basis. The transaction fee rate charged to borrowers varied based on the amount and term of loan facilitated.

We also charge our investors a service fee of 8.00% of their actual investment return and the service fee is paid when the investors receive their interest payment.

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2018 and 2017:

	For the Years Ended March 31,
	2018	2017
Revenue	$494,896	$73,237
- Transaction fees from borrowers	185,673	56,573
- Transaction fees from Creditor Partners	137,380	-
- Service fees from investors	171,843	16,664

Since the Company started its operations in October 2016 and started facilitating loan assignments on its platform since April 2017, the Company witnessed a dramatic increase in revenues during the year ended March 31, 2018 as compared with the same period ended March 31, 2017.

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the years ended March 31, 2018 and 2017, the transactions fees from borrowers averaged 0.41% and 0.89% of the total loan amounts, respectively. The decrease in the average transaction fee percentage was primarily a result of increase in number of borrowers with short term loans and low transaction fees due to the Company’s trial launch of small consumer loans to individual borrowers in October 2017 and the suspension of assigned loan service since January 2018, which services involved longer term of loans and higher transaction fee rates.

Transaction fees from borrowers accounted for 37.5% and 72.2% of our total revenue for the years ended March 31, 2018 and 2017, respectively. The decreased percentage was due to the additional revenue the Company generated through loan assignments since the April 2017. Due to the discontinuation of cooperation with our business partners, we expect our transaction fees earned from borrowers to decrease before we can effectively increase the number of borrowers on our own. However, as a result of the cessation of our loan assignment services, we expect transaction fees earned from borrowers as a percentage of total revenue to increase in the next 12 months, in particular when we further grow the number of borrowers and introduce new loan products and services on our platform.

Transaction Fees from Creditor Partners

The Company started transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018.

The transaction fees earned from Creditor Partners are charged on the total assigned loan amounts, ranging from 0.32% to 0.94%. The amount of transaction fees earned is determined by the term and total amount of loans assigned. We generally charge Creditor Partners higher transaction fees for loans with longer terms and higher principals. During the year ended March 31, 2018, the transaction fees from Creditor Partners averaged 0.57% of the total assigned loan amounts. Transaction fees from Creditor Partners accounted for 27.8% of our total revenue for the year ended March 31, 2018. Due to the discontinuation of loan assignment service, we expect that both our transaction fees earned from Creditor Partners and transaction fees earned from Creditor Partners as a percentage of total revenue will decrease to zero in the next 12 months

Service Fees from Investors

Service fee charged to investors is equal to 8.00% of the interest that investors receive, and is paid at the time of each interest payment. Service fees from investors accounted for 34.7% and 22.8% of our total revenue for the years ended March 31, 2018 and 2017, respectively. The increase in percentage was due to the increase in both investment amount per investor and the number of investors resulting from the Company’s marketing activities and increased market awareness of the Company. We may adjust the interest rates on the loan products based on market rates from time to time, which will likely affect the service fee we receive from investors. However, in light of our business expansion, we generally expect service fees from investors to increase in the next 12 months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses increased from $258,772 for the year ended March 31, 2017 to $1,517,804 for the year ended March 31, 2018, representing an increase of $1,259,032. The increase mainly consisted of an increase of salary and employee benefit of $524,576 attributable to increase in headcount and bonuses, an increase of rent expenses of $94,382, an increase of promotional conference expense of $44,457, and an increase of expenses of $151,926 in connection with the Company’s initial public offering and as the Company became a public listed company on NASDAQ.

Amortization of Intangible Assets

Intangible amortization for the year ended March 31, 2018 was $659,558 as compared to $324,710 for the year ended March 31, 2017, representing an increase of $334,848. The increase was attributable to the amortization of intangible assets from the acquisition of our platform in October 2016, resulting in a six-month period of amortization for the year ended March 31, 2017 as compared to a twelve-month period of amortization for the year ended March 31, 2018.

Impairments of Intangible Assets and Goodwill

For the year ended March 31, 2018, the Company performed impairment test on separately identifiable intangible assets and goodwill and recorded impairment charges of $2,000,175 and $6,179,206 against platform and goodwill, respectively. The Company recognized the impairment loss because, due to regulatory changes in the marketplace lending industry, the Company did not generate sufficient revenue and net earnings for the fiscal year ended March 31, 2018 to support the valuation of its intangible assets and goodwill. For the year ended March 31, 2017, the Company did not incur any impairment losses on intangible assets or goodwill.

Net Loss from Continuing Operations

As a result of the foregoing, net loss from continuing operations for the year ended March 31, 2018 was $9,858,972, representing an increase of $9,349,203 from net loss of $509,769 for the year ended March 31, 2017.

Liquidity and Capital Resources

To date, we have financed our operations primarily through stockholder capital contributions, stockholder loans, cash flow from operations and our initial public offering.

On March 16, 2018, we closed our initial public offering of 3,000,000 shares of common stock. On March 28, 2018, the Company sold additional 379,400 shares of common stock upon exercise of the underwriter’s over-allotment option. The offering price of the shares sold in the initial public offering was $4.00 per share. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $12.2 million.

We had cash and cash equivalents of $11,141,566 as of March 31, 2018 as compared to $161,292 as of March 31, 2017. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions. In December 2017, the Company entered into loan agreements with Xiang Hu and Jun Wang, who agreed to grant a line of credit of approximating $955,300 and $159,200, respectively, to the Company for five years. The line of credit was not interest-bearing, effective from January 2017. With the proceeds from our initial public offering and anticipated cash flows from operating activities, we believe that our cash position is sufficient to meet our liquidity needs for at least the next 12 months.

	For the Years Ended March 31,
	2018	2017
Net Cash (Used in) Provided by Operating Activities	$(813,780)	$1,324,449
Net Cash Used in Investing Activities	(2,990)	(1,246,018)
Net Cash Provided by Financing Activities	11,778,199	341,736
Effect of Exchange Rate Changes on Cash	18,845	(259,040)
Cash and cash equivalents at Beginning of Year	161,292	165
Cash and cash equivalents at End of Year	$11,141,566	$161,292

Cash Flow in Operating Activities

For the year ended March 31, 2018, net cash used in operating activities was $813,780 as compared to net cash provided by operating activities of $1,324,449 for the year ended March 31, 2017, representing a change of $2,138,229. For the year ended March 31, 2018, netting off against the increase in net loss of $9,858,972, the change in net cash used operating activities primarily resulted from impairments of intangible assets and goodwill totaling $8,179,381, and a change of $1,518,609 in the balance of prepayments, receivables and other assets, netting off against the increase in amortization expenses of $658,597 arising from intangible assets acquired in our acquisition of the platform.

For the year ended March 31, 2017, net cash provided by operating activities was $1,324,449, as compared to net cash used in operating activities of $241 for the year ended March 31, 2016, representing a change of $1,324,690. Netting off against the increase in net loss of $582,371, the change in net cash provided by operating activities primarily resulted from collection of receivables from a third party of $1,485,806 and the increase in amortization expenses of $324,710 arising from intangible assets acquired in our acquisition of the platform.

Cash Flow in Investing Activities

We had net cash used in investing activities of $2,990 for the year ended March 31, 2018, which primarily consisted of the payment for the purchase of office equipment.

We had net cash used in investing activities of $1,246,018 for the year ended March 31, 2017, which primarily consisted of the payment of $10,099,444 for the acquisition of our platform, partially offset by the proceeds from disposal of a subsidiary of $8,914,833.

Cash Flow in Financing Activities

For the year ended March 31, 2018, the net cash provided by financing activities was mainly the net proceeds of $11,052,972 from our initial public offering, and net proceeds of $725,227 borrowed from stockholders.

For the year ended March 31, 2017, the net cash provided by financing activities was mainly the proceeds borrowed from stockholders.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

(a)	Intangible assets

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer platform(including website, ICP license, operating systems, servers, and management system, collectively “Platform”) and relevant employees and users of the Platform from Chenghexin, who had established and operated the platform for two years prior to the Acquisition. Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB 60,000,000 (US$8,914,833) immediately following the Acquisition, in order to focus on the online marketplace lending business.

The acquisition was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired. Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their estimated fair values as of the acquisition date.

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2018 and 2017, the Company recorded an impairment charge against platform in the amount of $2,000,175 and nil, respectively.

(b)	Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity or business as a result of the Company’s acquisitions of interests in its subsidiaries and VIE and business. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

In performing the two-step quantitative impairment test, the first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for the purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of each reporting unit.

For the years ended March 31, 2018 and 2017, the Company recorded an impairment charge against goodwill in the amount of $6,179,206 and nil, respectively.

(c)	Revenue recognition

The Company recognizes revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

During the years ended March 31, 2018 and 2017, the Company generates revenues primarily from service fees in matching investors with borrowers and for other services provided over the life of a loan.

Borrowers and Creditor Partners — Transaction fees are paid by borrowers and credit partners to the Company for the work the Company performs through its platform at the time of loan issuance. The amount of these fees is based upon the loan amount and other terms of the loan, including credit grade, maturity and other factors. The fees charged to borrowers and creditor partners are paid (i) upon disbursement of the proceeds for loans accruing interest on a monthly basis and (ii) upon full payment of principal and interest of loans accruing interest on a daily basis. These fees are non-refundable upon the issuance of loan.

Investors — The Company charges investors a service fee on their actual investment return. As a general practice, the Company generally received the service fees upon the investors receiving their investment return. The Company recognizes the revenue when loan was repaid and investor received their investment income.

(d)	Income taxes

The Company accounts for income taxes in accordance with the U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income to be utilized with prior net operating loss carried forward. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2018 and 2017. As of March 31, 2018, the tax years ended December 31, 2013 through 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Senmiao Technology Limited

We have audited the accompanying consolidated balance sheet of Senmiao Technology Limited (the “Company”) as of March 31, 2018 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended March 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senmiao Technology Limited as of March 31, 2018, and the results of their operations and their cash flow for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

June 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

SENMIAO TECHNOLOGY LIMITED

We have audited the accompanying consolidated balance sheets of SENMIAO TECHNOLOGY LIMITED (the “Company”) as of March 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended March 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017, and the results of its operations and its cash flows for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements for the year ended March 31, 2017 have been restated to correct misstatements.

/s/ ZH CPA LLP

Vancouver, Canada

September 28, 2017, except for the effects of the reverse stock split in Note 1 and Note 11 and inclusion of Parent- Only Financials in Note 15 as to which the date is January 29, 2018.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and 2017

(Expressed in U.S. dollar, except for the number of shares)

	March 31, 2018	March 31, 2017
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$11,141,566	$161,292
Prepayments, receivables and other assets	70,421	19,476
Total Current Assets	11,211,987	180,768

Property and equipment, net	8,872	4,648

Other Assets
Intangible assets, net	1,953,223	4,237,451
Goodwill	-	5,631,819
Escrow receivable	1,200,000	-
Total Assets	$14,374,082	$10,054,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	$404,604	$90,256
Due to stockholders	1,090,808	333,761
Total Liabilities	1,495,412	424,017

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 and 20,250,000 shares issued and outstanding at March 31, 2018 and 2017, respectively)*	2,588	2,025
Additional Paid-in capital	23,611,512	11,359,103
Accumulated deficit	(10,481,669)	(622,697)
Accumulated other comprehensive loss	(253,761)	(1,107,762)
Total Equity	12,878,670	9,630,669
Total Liabilities and Stockholders’ Equity	$14,374,082	$10,054,686

* Giving retroactive effect for 1 for 2 reverse stock split effected on January 29, 2018.

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended March 31, 2018 and 2017

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2018	2017
		(Restated)
Revenues	$494,897	$73,237
Gross revenues	494,897	73,237

Operating expenses
Selling, general and administrative expenses	(1,517,804)	(258,772)
Amortization of intangible assets	(659,558)	(324,710)
Impairments of intangible assets and goodwill	(8,179,381)	-
Total operating expenses	(10,356,743)	(583,482)

Loss from operations	(9,861,846)	(510,245)

Other income, net	2,874	476

Loss before income taxes	(9,858,972)	(509,769)
Income tax expense	-	-
Net loss from continuing operations	(9,858,972)	(509,769)
Net loss from discontinued operations, net of tax	-	(86,876)
Net Loss	(9,858,972)	(596,645)
Net loss attributable to non-controlling interest	-	(8,763)
Net loss attributable to Senmiao Technology Limited	$(9,858,972)	$(587,882)
Net loss attributable to Senmiao Technology Limited from continuing operations	$(9,858,972)	$(509,769)
Net loss attributable to Senmiao Technology Limited from discontinued operations	-	(78,113)
Net loss attributable to non-controlling interest	-	(8,763)

Other comprehensive income (loss)
Foreign currency translation adjustment	854,001	(807,024)
Comprehensive Loss	(9,004,971)	(1,403,669)
Less: comprehensive loss attributable to non-controlling interest	-	(214,165)
Comprehensive loss attributable to Senmiao Technology Limited	(9,004,971)	(1,189,504)
Comprehensive income attributable to Senmiao Technology Limited from discontinued operations	-	2,214
Comprehensive loss attributable to Senmiao Technology Limited from continuing operations	$(9,004,971)	$(1,191,718)

Weighted average number of common stock
Basic*	21,967,776	20,250,000
Diluted*	21,967,776	20,250,000

Loss per share
Basic and diluted loss for the period attributable to the stockholders of the Company*	$(0.45)	$(0.03)
Loss per share from continuing operations
Basic and diluted loss from continuing operations attributable to the stockholders of the Company*	$(0.45)	$(0.03)
Loss per share from discontinued operations
Basic and diluted loss from discontinued operations attributable to the stockholder of the Company*	$-	$(0.00)

* Giving retroactive effect for 1 for 2 reverse stock split effected on January 29, 2018.

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended March 31, 2018 and 2017

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other
			Paid-in	Accumulated	comprehensive	Non-controlling
	Common stock		capital	deficit	loss	interest	Total equity
	Shares*	Par value
Balance as of March 31, 2016	20,250,000	$2,025	$11,359,103	$(34,815)	$(506,140)	$6,200,699	$17,020,872

Net loss	-	-	-	(587,882)	-	(8,763)	(596,645)
Foreign currency translation loss	-	-	-	-	(601,622)	(205,402)	(807,024)
Disposal of a subsidiary	-	-	-	-	-	(5,986,534)	(5,986,534)

Balance as of March 31, 2017	20,250,000	2,025	11,359,103	(622,697)	(1,107,762)	-	9,630,669

Capital restructuring	2,250,000	225	(225)	-	-	-	-
Issuance of common stock pursuant to initial public offering, net of issuance costs	3,000,000	300	10,735,072	-	-	-	10,735,372
Issuance of common stock pursuant to exercise of underwriter’s over-allotment option	379,400	38	1,517,562	-	-	-	1,517,600
Net loss	-	-	-	(9,858,972)	-	-	(9,858,972)
Foreign currency translation gain	-	-	-	-	854,001	-	854,001
Balance as of March 31, 2018	25,879,400	$2,588	$23,611,512	$(10,481,669)	$(253,761)	$-	$12,878,670

* Giving retroactive effect for 1 for 2 reverse stock split effected on January 29, 2018.

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2018	2017
		(Restated)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(9,858,972)	$(509,769)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,580	961
Amortization of intangible assets	659,558	324,710
Impairments of intangible assets and goodwill	8,179,381	-
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	(52,744)	1,465,865
Accrued expenses and other liabilities	293,892	43,475
Due to stockholders	(38,475)	-

Net Cash Used in Operating Activities from Discontinued Operations	-	(793)
Net Cash (Used in)/Provided by Operating Activities	(813,780)	1,324,449

Cash Flows from Investing Activities:
Disposal of a subsidiary	-	8,914,833
Purchases of property and equipment	(2,990)	(1,975)
Purchases of intangible assets	-	(59,432)
Consideration paid in a business acquisition	-	(10,099,444)
Net Cash Used in Investing Activities	(2,990)	(1,246,018)

Cash Flows From Financing Activities:
Net Proceeds from issuance of common stock from initial public offering (“IPO”)	9,641,604	-
Proceeds from exercise of underwriter’s over-allotment option	1,411,368	-
Proceeds received from stockholders	830,857	341,736
Repayments to stockholders	(105,630)	-
Net Cash Provided by Financing Activities	11,778,199	341,736

Effect of Exchange Rate Changes on Cash and cash equivalents	18,845	(259,040)

Net Increase in cash and cash equivalents	10,980,274	161,127
Cash and cash equivalents at Beginning of Year	161,292	165
Cash and cash equivalents at End of Year	$11,141,566	$161,292

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-
Non-cash transaction in investing and financing activities
Unpaid property and equipment purchases	$4,166	$-
IPO issuance costs net against additional paid-in capital	$1,264,628	$-
Escrow receivable in connection with IPO	$1,200,000	$-
IPO expenses paid by the Company’s stockholders	$67,277	$-

The accompanying notes are an integral part of the financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Senmiao Technology Limited (“Senmiao” or the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates an online lending platform through its variable interest entity (“VIE”), Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”) in China connecting Chinese investors with individual and small- to-medium-sized enterprise (“SME”) borrowers. Through its platform, the Company offers quick and easy access to credit to borrowers and creditors and attractive investment returns for investors. The Company’s executive offices are located in Chengdu, Sichuan province, China.

On July 28, 2017, the Company established a wholly owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“WFOE,” or “Senmiao Consulting”) in China. The Company undertakes substantially all of its business activities in China through WFOE and VIE, Sichuan Senmiao.

Sichuan Senmiao was established in China in June 2014. On September 18, 2017, the Company entered into a series of contractual arrangements with Sichuan Senmiao and its equity holders (“Sichuan Senmiao Shareholders”)through WFOE to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for Sichuan Senmiao Shareholders’commitment to perform their obligations under a series of contractual arrangements, the Company issued an aggregate of 45,000,000 shares of its common stock to Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017.

On January 29, 2018, the Company’s board of directors and stockholders approved a one-for-two reverse stock split of all issued and outstanding shares of common stock (the “Reverse Stock Split”). As a result, the number of the Company’s issued and outstanding shares of common stock was reduced to 22,500,000 shares. The discussion and presentation of financial statements herein accounted for the Restructuring retroactively as if it occurred on April 1, 2015.

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer platform (including website, ICP license, operating systems, servers, and management system) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. (“Chenghexin”), who had established and operated the platform for two years prior to the acquisition by Sichuan Senmiao (the “Acquisition”). Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB 60,000,000 (US$8,914,833) immediately following the Acquisition, in order to focus on the online marketplace lending business.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following diagram illustrates the Company’s corporate structure, including its subsidiary and consolidated variable interest entity as of the date of this financial statements:

VIE Agreements with Sichuan Senmiao

According to a series of contractual arrangements (collectively “VIE Agreements”), Sichuan Senmiao is obligated to pay service fees to WFOE equal to the net income of Sichuan Senmiao. Sichuan Senmiao’s operations are, in fact, directly controlled by the Company entirely. There are no unrecognized revenue-producing assets that are held by Sichuan Senmiao.

Each of the VIE Agreements is described in detail below:

Equity Interest Pledge Agreement

WFOE, Sichuan Senmiao and Sichuan Senmiao Shareholders entered into an Equity Interest Pledge Agreement, pursuant to which Sichuan Senmiao Shareholders pledged all of their equity interest in Sichuan Senmiao to WFOE in order to guarantee the performance of Sichuan Senmiao’s obligations under the Exclusive Business Cooperation Agreement as described below. During the term of the pledge, WFOE is entitled to receiving any dividends declared on the pledged equity interest of Senmiao. The Equity Interest Pledge Agreement ends when all contractual obligations under the Exclusive Business Cooperation Agreement have been fully performed.

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement by and among the Company, WFOE, Sichuan Senmiao and each of the Sichuan Senmiao Shareholders, WFOE will provide Sichuan Senmiao with complete technical support, business support and related consulting services during the term of the agreement. The Sichuan Senmiao Shareholders and Sichuan Senmiao have agreed not to engage any other party for the same or similar consultation services without WFOE’s prior consent. Further, Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. The term of the Exclusive Business Cooperation Agreement is 10 years. WFOE may terminate the Exclusive Business Operation Agreement at any time upon prior written notice to Sichuan Senmiao and the Sichuan Senmiao Shareholders.

Exclusive Option Agreement

Pursuant to an Exclusive Option Agreement by and among WFOE, Sichuan Senmiao and each of the Sichuan Senmiao Shareholders, the Sichuan Senmiao Shareholders have granted WFOE an exclusive option to purchase at any time in part or in whole their equity interests in Sichuan Senmiao for a purchase price equal to the capital paid by the Senmiao Shareholders, pro-rated for purchase of less than all the equity interest. The Exclusive Option Agreement terminates in ten years but can be renewed by WOFE at its discretion.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Powers of Attorney

Each of the Sichuan Senmiao Shareholders has entered into a power of attorney (the “Power of Attorney”) pursuant to which each of the Sichuan Senmiao Shareholders has authorized WFOE to act on his or her behalf as the exclusive agent and attorney with respect to all rights of such individual as a shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under PRC law and the Articles of Association of Sichuan Senmiao, including but not limited to the sale or transfer or pledge or disposition of the equity interests of Sichuan Senmiao owned by such shareholder; and (c) designating and appointing on behalf of the shareholders the legal representative, chairperson, director, supervisor, chief executive officer and other senior management members of Sichuan Senmiao. The Power of Attorney has the same term as the Exclusive Option Agreement.

Timely Report Agreement

The Company and Sichuan Senmiao entered into a timely report agreement pursuant to which Sichuan Senmiao agrees to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can make necessary SEC and other regulatory reports in a timely fashion.

The Company has concluded that it is the primary beneficiary of Sichuan Senmiao and should consolidate its financial statements. The Company is the primary beneficiary based on the Power of Attorneys entered into as part of the VIE arrangements that each equity holder of Sichuan Senmiao assigned their rights as a shareholder of Sichuan Senmiao to the WFOE, the Company’s wholly owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, executive directors, supervisors and other senior management members. As such, the Company, through its WFOE, is deemed to hold all of the voting equity interest in Sichuan Senmiao. For the periods presented, the Company has not yet provided any financial or other support to Sichuan Senmiao. However, pursuant to Exclusive Business Cooperation Agreement, the Company may provide complete technical support, business support and related consulting services during the term of the VIE Agreements. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company's plan to provide financial support to the VIE were considered in determining that the Company is the primary beneficiary of the VIE. Accordingly, the financial statements of the VIE are consolidated in the Company's consolidated financial statements.

Total assets and total liabilities of the VIE that were included in the Company’s consolidated financial statements as of March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017

Total assets	$10,425,056	$10,054,686
Total liabilities	$1,413,485	$424,017

As of March 31, 2018 and 2017, the VIE did not hold unrecognized revenue producing assets.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue, net income, operating, investing and financing cash flows of the VIE that were included in the Company's consolidated financial statements for the years ended March 31, 2018 and 2017 are as follows:

	For the Years Ended March 31,
	2018	2017

Net revenue	$494,897	$73,237
Net loss	$(1,473,911)	$(596,645)
Net Cash (Used in) Provided by Operating Activities	$(718,896)	$1,324,449
Net Cash Used in Investing Activities	$(2,990)	$(1,246,018)
Net Cash Provided by Financing Activities	$725,227	$341,736

The Restructuring constituted a reorganization. As all of the above mentioned companies are under common control, this series of transactions account for as a reorganization of entities under common control at carrying value and the consolidated financial statements have been prepared as if the reorganization had occurred retroactively. The consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the reorganization had occurred as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)	Basis of consolidation

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries and VIE over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation. The Company records income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of consolidated subsidiaries.

(c)	Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the U.S. dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries maintain their books and records in their respective local currency, Renminbi (“RMB”), which is also the respective functional currency for each subsidiary as they are the primary currency of the economic environment in which each subsidiary operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of a foreign entity are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2018	March 31, 2017
Balance sheet items, except for equity accounts	6.2807	6.8912

	For the Years ended March 31,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6269	6.7304

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of estimates

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of long-lived assets, estimates of allowances for doubtful accounts and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill, and determination of fair value of net identifiable assets in a business acquisition.

(e)	Fair values of financial instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2018 and 2017, financial instruments of the Company primarily comprised of cash and cash equivalents, receivables and other assets, escrow receivables, other liabilities and due to stockholders. The financial instruments were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities and non-interest bearing.

(f)	Cash and cash equivalents

Cash and cash equivalents primarily consists of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment are summarized as follows:

Computer equipment	2 - 3 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2018 and 2017, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated income statements.

(h)	Intangible assets

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer platform(including website, ICP license, operating systems, servers, and management system, collectively “Platform”) and relevant employees and users of the Platform from Chenghexin, who had established and operated the Platform for two years prior to the Acquisition. Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB 60,000,000 (US$8,914,833) immediately following the Acquisition, in order to focus on the online marketplace lending business.

The Acquisition was accounted for under the acquisition method of accounting which required the Company to perform an allocation of the purchase price to the assets acquired. Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their estimated fair values as of the acquisition date.

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2018 and 2017, the Company recorded an impairment charge against the Platform in the amount of $2,000,175 and nil, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Business combination

The Company accounted for its business combination using the acquisition method of accounting in accordance with ASC 805 “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair values of the assets transferred and liabilities incurred by the Company to the sellers and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill.

(j)	Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity or business as a result of the Company’s acquisitions of interests in its subsidiary, VIE and business. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In the qualitative assessment, the Company considers primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. Based on the qualitative assessment, if it is more likely than not that the fair value of each reporting unit is less than the carrying amount, the quantitative impairment test is performed.

In performing the two-step quantitative impairment test, the first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for the purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. Application of a goodwill impairment test requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of each reporting unit.

For the years ended March 31, 2018 and 2017, the Company recorded an impairment charge against goodwill in the amount of $6,179,206 and nil, respectively.

(k)	Loss per share

Basic loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted loss per share, net loss attributable to ordinary stockholders for basic loss per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Revenue recognition

The Company recognizes revenue when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

During the years ended March 31, 2018 and 2017, the Company generates revenues primarily from service fees in matching investors with borrowers and for the other services provided over the life of a loan.

Borrowers and Creditor Partners — Transaction fees are paid by borrowers and credit partners to the Company for the work the Company performs through its platform. The amount of these fees is based upon the loan amount and other terms of the loan, including credit grade, maturity and other factors. The fees charged to borrowers and creditor partners are paid (i) upon disbursement of the proceeds for loans accruing interest on a monthly basis and (ii) upon full payment of principal and interest of loans accruing interest on a daily basis. These fees are non-refundable upon the issuance of loan.

Investors — The Company charges investors a service fee on their actual investment return. The Company generally receives the service fees upon the investors receiving their investment return. The Company recognizes the revenue when loan was repaid and investor received their investment income.

(m)	Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of employee salaries and benefit, office rental expense, travel expenses, customer verification and credit assessment costs and platform maintenance cost.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Income taxes

The Company accounts for income taxes in accordance with the U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income to be utilized with prior net operating loss carried forward. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2018 and 2017. As of March 31, 2018, the tax years ended December 31, 2013 through 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(o)	Comprehensive income (loss)

Comprehensive income (loss) includes net loss and foreign currency adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments. As of March 31, 2018 and 2017, the balance of accumulated other comprehensive loss amounted to $253,761 and $1,107,762, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Leases

Leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are recognized in the consolidated statements of operations on a straight-line basis over the lease terms. The Company had no capital leases for the years ended March 31, 2018 and 2017.

(q)	Significant risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As March 31, 2018, approximately $11,000,000 was deposited with a bank in the United States which was insured by the government up to $250,000. At March 31, 2018 and 2017, approximately $180,000 and $161,00, respectively, were primarily deposited in financial institutions located in Mainland China,  which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out in Mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other factors.

2)	Liquidity risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the stockholders to obtain short-term funding to meet the liquidity requirements.

3)	Foreign currency risk

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $11,000,000 which was in U.S. dollars at March 31, 2018, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

4)	VIE risk

It is possible that the VIE Agreements among Sichuan Senmiao, WFOE, and the Sichuan Senmiao Shareholders would not be enforceable in China if PRC government authorities or courts were to find that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company's consolidated financial statements. If such were the case, the Company's cash flows, financial position, and operating performance would be materially adversely affected. The Company's contractual arrangements with Sichuan Senmiao, WFOE, and the Sichuan Senmiao Shareholders are approved and in place. Management believes that such contracts are enforceable, and considers the possibility remote that PRC regulatory authorities with jurisdiction over the Company's operations and contractual relationships would find the contracts to be unenforceable.

The Company's operations and businesses rely on the operations and businesses of its VIE, which holds certain recognized revenue-producing assets including the Platform, user relationship and goodwill. The VIE also has an assembled workforce, focused primarily on customer verification and credit assessment, whose costs are expensed as incurred. The Company's operations and businesses may be adversely impacted if the Company loses the ability to use and enjoy assets held by its VIE.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance in ASU 2014-09 was effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it became effective for the Company’s fiscal year beginning April 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue versus Net)” (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), which makes minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. The Company planned to adopt Topic 606 in the first quarter of its fiscal year beginning April 1, 2018 using the retrospective transition method. The Company’s current revenue recognition policies are generally consistent with the new revenue recognition standards set forth in ASU 2014-09. Potential adjustments to input measures are not expected to be pervasive to the majority of the Company’s contracts. The adoption of this new guidance is not expected to have a material effect on the Company’s consolidated financial statements. The Company will make further assessment at adoption based upon outstanding contracts at that time. In September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09. The Company will adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 for reporting periods beginning after December 15, 2017.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires the lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is evaluating the effect, if any, on the Company’s consolidated financial statements. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect would have a material effect on the consolidated financial position, statements of operations and cash flows.

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has noted the following errors in relation to its consolidated financial statements for the year ended March 31, 2017 that were included in the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on October 20, 2017, as amended. The errors related to the correction of adjustment of disposal loss arising from discontinued operations and accrual of unpaid employee benefit contributions.

1)	Adjustment of disposal loss arising from discontinued operations

Pursuant to ASC 205-20-45-3A, the disposal loss arising from discontinued operations shall be accounted for the results of the discontinued operations. As a result, the Company made an accounting adjustment reflected in the restated consolidated financial statements contained in this Form S-1. As a result, net loss from continuing operations decreased by $64,968, while net loss from discontinued operations increased by $64,986. The accounting adjustment had no impact on the consolidated balance sheet.

2)	Accrual of employee benefit contributions

As of March 31, 2017, the Company did not make adequate employee benefit contributions in the amount of $34,437. The Company accrued the amount in accrued payroll and welfare.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the adjustment to the Company’s results of operations compared to the previously reported consolidated financial statements.

The effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2017 are as follows:

	As at March 31, 2017
	As Previously Reported	Adjustments	As Restated
Accrued expenses and other liabilities	$55,819	$34,437	$90,256
Total Current Liabilities	$389,580	$34,437	$424,017
Accumulated deficit	$(587,437)	$(35,260)	$(622,697)
Accumulated other comprehensive loss	$(1,108,585)	$823	$(1,107,762)
Total Stockholders’ Equity	$9,665,106	$(34,437)	$9,630,669

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the restatement on the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended March 31, 2017 are as follows:

	For The Year Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Selling, general and administrative expenses	$(223,512)	$(35,260)	$(258,772)
Total operating expenses	$(548,222)	$(35,260)	$(583,482)
Loss from operations	$(474,985)	$(35,260)	$(510,245)
Loss on disposal of a subsidiary	$(64,968)	$64,968	$—
Total other income	$(64,492)	$64,968	$476
Loss before income taxes	$(539,477)	$29,708	$(509,769)
Net loss from continuing operations	$(539,477)	$29,708	$(509,769)
Net (loss)/income from discontinued operations, net of tax	$(21,908)	$(64,968)	$(86,876)
Net Loss	$(561,385)	$(35,260)	$(596,645)
Net loss attributable to Senmiao Technology Limited	$(552,622)	$(35,260)	$(587,882)
Net loss attributable to Senmiao Technology Limited from continuing operation	$(539,477)	$29,708	$(509,769)
Net (loss)/income attributable to Senmiao Technology Limited from discontinued operation	$(13,145)	$(64,968)	$(78,113)
Foreign currency translation adjustment	$(807,847)	$823	$(807,024)
Comprehensive Loss	$(1,369,232)	$(34,437)	$(1,403,669)
Comprehensive loss attributable to Senmiao Technology Limited	$(1,155,067)	$(34,437)	$(1,189,504)
Comprehensive loss attributable to Senmiao Technology Limited from continuing operation	$(1,142,014)	$(49,704)	$(1,191,718)
Comprehensive (loss)/income attributable to Senmiao Technology Limited from discontinued operation	$(13,053)	$15,267	$2,214
Earnings per share
Basic and diluted loss for the year attributable to the stockholders of the Company	$(0.03)	$(0.00)	$(0.03)
Earnings per share from continuing operations
Basic and diluted loss from continuing operations attributable to the stockholders of the Company	$(0.03)	$0.00	$(0.03)
Earnings per share from discontinued operations
Basic and diluted (loss)/profit from discontinued operations attributable to the stockholder of the Company	$(0.00)	$(0.00)	$(0.00)

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of the restatement on the Company’s consolidated statements of changes in stockholders’ equity for the year ended March 31, 2017 are as follows:

	Accumulated Deficit as Previously Reported	Accumulated Deficit as Restated	Accumulated other comprehensive Loss as Previously Reported	Accumulated other comprehensive Loss as Restated	Total Equity as Previously Reported	Total Equity as Restated
Net loss	$(552,622)	$(587,882)	$—	$—	$(561,385)	$(596,645)
Foreign currency translation loss	—	—	(602,445)	(601,622)	(807,847)	(807,024)
Disposal of a subsidiary	—	—	—	—	(5,986,534)	(5,986,534)
Balance as of March 31, 2017	$(587,437)	$(622,697)	$(1,108,585)	$(1,107,762)	$9,665,106	$9,630,669

The effects of the restatement on the Company’s consolidated statements of cash flows for the year ended March 31, 2017 are as follows:

	For The Year Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Net loss from continuing operations	$(539,477)	29,708	(509,769)
Loss on disposal of a subsidiary	64,968	(64,968)	—
Accrued expenses and other liabilities	7,422	35,260	43,475

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITION OF LENDING PLATFORM

On September 25, 2016, Sichuan Senmiao completed the acquisition of a peer-to-peer lending business in Chengdu, Sichuan Province. The Company acquired all of the right, title and interest in and to substantially all of the assets associates with the lending business, including the lending platform (consisting of website, ICP license, operating systems, servers, and management system), all its employees, users and computer equipment. Under the terms of the purchase agreement, the seller received an aggregate consideration of RMB 69,690,000 in cash (approximately $10.1 million). The cash consideration was fully funded by the paid-in capital of Sichuan Senmiao and was fully paid in March 2017.

The acquisition cost amounting to $6,163 was recorded in general and administrative expenses when it was incurred.

The acquisition had been accounted for as a business combination and the results of operations of the Platform have been included in the Company’s consolidated financial statements from the acquisition date. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on an independent preliminary valuation report and management’s experiences with similar assets and liabilities. The following table summarizes the estimated fair values for major classes of assets acquired and liabilities assumed at the date of acquisition, using the exchange rate of 6.6714 on that day.

Fair value
Net tangible assets	$3,735
Platform	4,230,000
User relationships	395,000
Goodwill	5,817,308
Total purchase consideration	$10,446,043

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ACQUISITION OF LENDING PLATFORM (CONTINUED)

The accounting literature establishes guidelines regarding the presentation of this unaudited pro forma information. Therefore, this unaudited pro forma information is not intended to represent, nor does the Company believe it is indicative of, the consolidated results of operations of Senmiao that would have been reported had the acquisition been completed as of April 1, 2016. Furthermore, this unaudited pro forma information does not give effect to the anticipated business and tax synergies of the acquisition and is not representative or indicative of the anticipated future consolidated results of operations of Senmiao.

The unaudited pro forma consolidated financial information reflects the historical results of the peer-to-peer lending business, adjusted to reflect the acquisition had it been completed as of April 1, 2016. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting for the acquisition. The unaudited pro forma financial information includes various assumptions, including those related to the finalization of the purchase price allocation.

UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2017

	For the Year Ended March 31, 2017
	Senmiao	Acquisition(1)	Acquisition adjustments		Pro Forma Financial Data
	Restated				Restated
Revenues	$73,237	$118,534	$—		$191,771
Gross revenues	73,237	118,534	—		191,771
Operating expenses
Selling, general and administrative expenses	(258,772)	(69,806)	—		(328,578)
Amortization of intangible assets	(324,710)	—	(319,074	)(2)	(643,784)
Total operating expenses	(583,482)	(69,806)	(319,074)		(972,362)
(Loss)/Income from operations	(510,245)	48,728	(319,074)		(780,591)
Other income
Interest income	30	—	—		30
Other income, net	446	—	—		446
Total other income	476	—	—		476
(Loss)/Income Before Income Taxes	(509,769)	48,728	(319,074)		(780,115)
Income tax recovery/(expense)	—	(12,290)	12,290	(3)	—
Net (Loss)/Income from continuing operations	(509,769)	36,438	(306,784)		(780,115)
Net loss from discontinued operations	(86,876)	—	—		(86,876)
Net (Loss)/Income	$(596,645)	$36,438	$(306,784)		$(866,991)

(1)	The income statement of the Acquisition is for the period from April 1, 2016 to September 25, 2016.
(2)	Represents the amortization of the Platform and user relationships which were acquired through the Acquisition. Their estimated useful life is 10 years for user relationship and 7 years for the Platform.
(3)	The tax effects of pro forma adjustments have been applied using the statutory rates in effect for the relevant jurisdictions during the period presented.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DISCONTINUED OPERATIONS

During the year ended March 31, 2017, the Company sold its 60% equity interest in Zhongyi Yinfeng Investment Management Co., Ltd. (Zhongyi Yinfeng), to an unrelated third party, for a cash consideration of RMB 60,000,000 (equivalent of   $8.9 million). For disposal transactions that occur on or after April 1, 2015, a component of the Company is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the disposal of equity interest in Zhongyi Yinfeng and determined the criteria for held-for-sale classification have been met, and the transaction represents a strategic shift where the Company is exiting the private equity investment, which will have a major effect on the Company’s operations and financial results going forward. As such, the financial results of Zhongyi Yinfeng are reported as discontinued operations in the consolidated financial statements. The consolidated financial statements and amounts previously reported have been reclassified, as necessary, to allow for meaningful comparison of continuing operations.

As of September 30, 2016, the date of completion of the disposal, the net asset of Zhongyi Yinfeng amounted to approximately $15.0 million and the non-controlling interest amounted to approximately $6.0 million. As a result, the Company recorded a loss of $64,968 on the sale of Zhongyi Yinfeng, in which the Company held a 60% equity interest.

The transaction qualified to be presented as discontinued operations as it met the criterion of 1) the disposed subsidiary is a component of an entity; 2) the subsidiary was disposed of by sale, and 3) the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results.

Results of the discontinued operations are summarized as follows:

	For the six months ended September 30, 2016	For the year ended March 31, 2016
	(Restated)
Sales	$12,936	$88,992
General and administrative expenses	(35,088)	(92,760)
Other income	244	8,970
Income tax expense	—	(753)
Loss on disposal of a subsidiary	(64,968)	—
Net (loss)/income from discontinued operations	$(86,876)	$4,449

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale in the consolidated balance sheets as of September 30, 2016 and March 31, 2016, respectively:

	September 30, 2016	March 31, 2016
Cash and cash equivalents	$1,084	$1,948
Due from related parties	9,270,711	9,864,099
Other current assets	7,511,162	7,768,428
Long-term investment	2,248,801	2,325,816
Assets of disposal group classified as held for sale	$19,031,758	$19,960,291
Due to related parties	$3,930,649	$4,415,346
Other current liabilities	134,774	43,197

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DISCONTINUED OPERATIONS (CONTINUED)

	September 30, 2016	March 31, 2016
Liabilities directly associated with the assets classified as held for sale	$4,065,423	$4,458,543
Non-controlling interest in net assets of discontinued operation	$5,986,534
Company’s interest in net assets of discontinued operation	8,979,801
Less: Cash consideration received from disposal of the subsidiary	8,914,833
Loss on disposal of a subsidiary	$64,968

During the year ended March 31, 2016, the Company did not incur significant divestures.

6.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS

As of March 31, 2018 and 2017, prepayments, receivables and other assets consisted of the following:

	March 31, 2018	March 31, 2017

Loans to employees	$2,718	$8,654
Prepaid expenses	44,861	6,961
Advance to a supplier	-	3,309
Others	22,842	552
	$70,421	$19,476

7.	PROPERTY AND EQUIPEMENT, NET

The Company’s property and equipment are recorded at cost less accumulated depreciation. Depreciation expenses are calculated using straight-line method over the estimated useful life with no salvage value.

Property and equipment consist of the following:

	March 31, 2018	March 31, 2017

Computer equipment	$13,680	$5,587
Less: accumulated depreciation	(4,808)	(939)
	$8,872	$4,648

Depreciation expense totaled $3,580 and $961 for the years ended March 31, 2018 and 2017, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTANGIBLE ASSETS, NET AND GOODWILL

As of March 31, 2018 and 2017, the intangible assets consisted of user relationship, platform and software.

	Useful life	March 31, 2018	March 31, 2017

User relationship	10	$419,573	$382,405
Platform	7	4,493,151	4,095,124
Software	7	84,545	77,055
		4,997,269	4,559,584
Less: accumulated amortization		(1,043,871)	(317,133)
impairment		(2,000,175)	-
		$1,953,223	$4,237,451

Amortization expense totaled $659,558 and $324,710 for the years ended March 31, 2018 and 2017, respectively.

The following table sets forth the Company’s amortization expenses for the five years since March 31, 2018:

Amortization expenses

Year ending March 31, 2019	$320,149
Year ending March 31, 2020	320,149
Year ending March 31, 2021	320,149
Year ending March 31, 2022	320,149
Year ending March 31, 2023 and thereafter	672,627
$1,953,223

As of March 31, 2018 and 2017, the goodwill is as follows:

	March 31, 2018	March 31, 2017

Goodwill	$6,179,206	$5,631,819
Less: impairment	(6,179,206)	-
	$-	$5,631,819

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2018	March 31, 2017

Other payable	$194,943	$19,010
Accrued payroll and welfare	195,695	68,976
Other tax payable	5,471	2,270
Customer deposit	8,495	-
	$404,604	$90,256

The balance of other payable represented amount due to suppliers and vendors.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $37,136 and $6,706 for the years ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and 2017, the Company did not make adequate employee benefit contributions in the amount of $150,205 and $34,437. The Company accrued the amount in accrued payroll and welfare.

11.	stockholders’ equity

Common Stock

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. On September 18, 2017, the Company issued 45,000,000 shares of common stock to Sichuan Senmiao Shareholders.

On January 29, 2018, the Company’s board of directors and stockholders approved a one-for-two reverse stock split of its issued and outstanding shares of common stock. As such, the Company’s total issued and outstanding shares became 22,500,000 share immediately following the reverse stock split. In connection with reverse stock split, all shares and per share amounts have been retroactively restated as if it occurred on April 1, 2015.

On March 16, 2018, the Company closed its initial public offering of 3,000,000 shares of common stock. On March 28, 2018, the Company sold additional 379,400 shares of common stock from the exercise of the underwriter’s over-allotment option. The public offering price of the shares sold in the initial public offering was $4.00 per share. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $12.2 million.

Warrants

The registration statement relating to the Company’s initial public offering also covered the underwriter’s common stock purchase warrants to purchase 337,940 shares of common stock. Each five-year warrant entitles warrant holder to purchase the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018.

12.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for its fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. Accordingly, the Company has to remeasure it deferred tax assets on net operating loss carryforward in the U.S and concluded no effect on the Company’s income tax expenses as the Company has no deferred tax assets generated since inception.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to March 31, 2018, as the Company has cumulative foreign losses as of March 31, 2018.

The Company's net operating loss for the year ended March 31, 2018 amounted to approximately $0.2 million. As of March 31, 2018, the Company’s net operating loss carry forward for United States income taxes was approximately $0.2 million. The net operating loss carry forwards are available to reduce future years' taxable income through year 2037. Management believes that the realization of the benefit from this loss appears uncertain due to the Company's operating history. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero. As of March 31, 2018 and 2017, valuation allowance for deferred tax assets was approximately $0.04 million and nil, respectively. Management reviews this valuation allowance periodically and makes changes accordingly

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (CONTINUED)

PRC

The WFOE and Sichuan Senmiao are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes that are attributed to the continuing operations in the PRC are consist of:

For the Years Ended March 31
	2018	2017

Current income tax expense	$-	$-
Deferred income tax benefit	-	-
Deferred income tax benefit
	$-	$-

As of March 31, 2018 and 2017, the Company had net operating loss carryforwards of $1,512,341 and $527,498, which will expire in 2023 and 2022, respectively. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At March 31, 2018 and 2017, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	March 31,	March 31,
	2018	2017

Net operating loss carryforwards in the PRC	$378,085	$131,874
Net operating loss carryforwards in the U.S.	43,021	-
Less: valuation allowance	(421,117)	(131,874)
	$-	$-

The Company evaluates its valuation allowance requirements at end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (CONTINUED)

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended March 31,
	2018	2017

PRC statutory tax rate	$25.0%	$25.0%
Effect of income tax rate difference in other jurisdiction	(0.1)%	-
Effect of non-deductible impairments for intangibles and goodwill	(22.5)%	-
Effects of valuation allowance on deferred income tax asset	(2.4)%	(25.0)%
PRC statutory tax rate	$0%	$0%

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Due to stockholders

As of March 31, 2018 and 2017, the balance of due to stockholders was as follows:

	March 31, 2018	March 31, 2017

Jun Wang	$114,595	$43,534
Xiang Hu	945,824	290,227
Hong Li	30,389	-
	$1.090,808	$333,761

The balances due to Jun Wang and Xiang Hu are unsecured borrowings.

The balance due to Hong Li is payable on demand.

2)	Related party transactions

In December 2017, the Company entered into loan agreements with Xiang Hu and Jun Wang, who agreed to grant a line of credit of approximating $955,308 and $159,218, respectively, for five years to the Company. The line of credit was non-interest bearing, effective from January 2017. During the year ended March 31, 2018, the Company borrowed from Hu Xiang and Jun Wang, the stockholders of the Company and Sichuan Senmiao, in the amount of $690,370 and $74,832, respectively. These borrowings were non-interest bearing and without specific terms of repayment.

During the year ended March 31, 2018, the Company paid listing expenses on behalf of Xiang Hu and Jun Wang who agreed to pay part of the Company’s expenses in connection with its initial public offering, in the amount of $59,692 and $7,585, respectively. The Company accounted for the expenses as a deduction against the amount due from the stockholders.

During the year ended March 31, 2017, the Company entered into two office lease agreements with Hong Li, both with a term from January 1, 2017 to January 1, 2020. For the year ended March 31, 2018, the Company paid $86,405 of rental expenses to Hong Li.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended March 31, 2018, the Company leased its offices and three apartments under five lease agreements expiring through January 2020. Rental expenses for the years ended March 31, 2018 and 2017 were $122,741 and $28,359, respectively. The following table sets forth the Company’s contractual obligations as of March 31, 2018 in future periods:

Rental payments

Year ending March 31, 2019	$137,304
Year ending March 31, 2020	97,855
Year ending March 31, 2021 and thereafter	-
$235,159

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$10,961,071	$-
Prepayments, receivables and other assets	39,964	-

Total Current Assets	11,001,035	-

Other Assets
Escrow receivable	1,200,000	-
Investment in subsidiary	830,562	-
Total Assets	$13,031,597	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$152,927	$-

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 and 20,250,000 shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively)	2,588	2,025
Additional paid-in capital	23,611,512	(2,025)
Accumulated deficit	(10,481,669)	-
Accumulated other comprehensive loss	(253,761)	-
Total Stockholders’ Equity	12,878,670	-
Total Liabilities and Stockholders’ Equity	$13,031,597	$-

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2018	2017

General and administrative expenses	$(204,864)	$(99,550)
Equity of loss in subsidiary	(9,654,108)	-
Net loss	(9,858,972)	-
Foreign currency translation adjustments	854,001	-
Comprehensive loss	$(9,004,971)	$(99,550)

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years ended March 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(9,858,972)		$-
Adjustments to reconcile net loss to net cash used in operating activities:			-
Equity of loss of subsidiaries	9,654,108		-
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	(39,964)		-
Accrued expenses and other liabilities	81,927		-
Due to stockholders	71,000		-

Cash Flows used in Operating Activities	(91,901)		-

Cash Flows From Financing Activities:
Net Proceeds from issuance of common stock in initial public offering	9,641,604		-
Proceeds from exercise of the underwriter’s overallotment option	1,411,368		-
Cash Flows provided by Financing Activities	11,052,972		-

Net increase in cash and cash equivalents	10,961,071		-
Cash and cash equivalents, beginning of year	-		-

Cash and cash equivalents, end of year	$10,961,071		$-

Supplemental Cash Flows Information:
Income tax paid	$-		$-
Interest paid	$-		$-

Non-cash investing and financing activities:
IPO issuance costs net against additional paid-in capital	$1,264,628		$-
Escrow receivable in connection with IPO	$1,200,000		$-
IPO expenses paid by the Company’s stockholders	$67,277	$

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Basis of presentation

The condensed financial information of Senmiao Technology Limited, has been prepared using the same accounting policies as set out in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted by reference to the consolidated financial statements.

(b)	Investment in subsidiary and equity of loss in subsidiaries

The investment in subsidiary consists of investments in WFOE and VIE. The equity of loss in subsidiary consists of equity of loss in WFOE and VIE.

(c)	Stockholders’ equity

On September 18, 2017, the Company issued an aggregate of 45,000,000 shares of common stock to Sichuan Senmiao Shareholders. The Company recorded $4,500 for the issuance of the shares.

On January 29, 2018, the Company’s board of directors and stockholders approved a one-for-two reverse stock split of its issued and outstanding shares of common stock.

On March 16, 2018, the Company closed its initial public offering of 3,000,000 shares of common stock. On March 28, the Company sold additional 379,400 shares of common stock upon exercise of the underwriter’s over-allotment option. The public offering price of the shares sold in the initial public offering was $4.00 per share. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $12.2 million.

Warrants

The registration statement relating to the Company’s initial public offering also covered the underwriter’s common stock purchase warrants to purchase 337,940 shares of common stock. Each five-year warrant entitles the warrant holder to purchase the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 On August 26, 2017, we dismissed Anton & Chia, LLP (''A&C'') as our independent registered public accounting firm. The reports of A&C, on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not modified. The decision to change independent accountants was approved by our board of directors on September 27, 2017.

During our two most recent fiscal years and through the date of the dismissal of A&C, we had no disagreements with A&C, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of A&C, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of the dismissal of A&C, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We provided A&C, with a copy of this disclosure before the filing was made with the SEC. We requested that A&C, provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements, and we received a letter from A&C, stating that it agrees with the above statements.

We then engaged ZH CPA LLP on August 26, 2017 and the auditors' actual work started right thereafter. Our board of directors approved and ratified the appointment of ZH CPA LLP ("ZH CPA") as our new independent registered public accounting firm, effective September 27, 2017. During the two most recent fiscal years and through the date of the engagement of ZH CPA, we did not consult with ZH CPA regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). In approving the selection of ZH CPA as our new independent registered public accounting firm, the board of directors considered all relevant factors.

On April 4, 2018, ZH CPA resigned as our independent registered public accounting firm.

The reports of ZH CPA on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through April 4, 2018, there were (i) no disagreements between the Company and ZH CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of ZH CPA, would have caused ZH CPA to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We provided ZH CPA with a copy of the disclosure above and requested that ZH furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not ZH agrees with the above disclosure. We received a letter from ZH CPA stating that it agrees with the above statements.

On April 4, 2018, our audit committee appointed Friedman LLP ("Friedman") as our new independent registered public accounting firm, subject to the ratification of our stockholders at the Company's 2018 annual general meeting.

Except as disclosed herein, during the Company's two most recent fiscal years and in the subsequent interim period through April 4, 2018, the Company has not consulted with Friedman regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Friedman concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting as of March 31, 2018 or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. However, the following material weaknesses in our internal control over financial reporting were identified in the normal course:

•	We had insufficient financial reporting and accounting personnel (including a qualified Chief Financial Officer) with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements;

•	We did not have comprehensive accounting policies and procedures manual in accordance with U.S. GAAP;

•	We did not have effective entity level control; and

•	We have failed to record impairments of intangible assets and goodwill.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We intend to address the weaknesses identified above by (a) engaging a qualified Chief Financial Officer with comprehensive knowledge of U.S. GAAP and SEC reporting requirements and (b) hiring additional accounting and finance staff to increase segregation of duties and (c) investing in technology infrastructure to support our financial reporting function.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting did not change during the fourth quarter covered by this Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Xin Chen	48	Chief Executive Officer
Rong Zhu	40	Chief Financial Officer and Treasurer
Chunhai Li	33	Chief Technology Officer
Xiaojuan Lin	52	Director
Xiang Hu	35	Director
Xi Wen	34	Chairman of the Board, President and Secretary
Yulei Rao	53	Director
Trent D. Davis	50	Director

Xin Chen has been serving as Chief Executive Officer of the Company since July 20, 2017. She joined Sichuan Senmiao in September 2016 and has served as Deputy General Manager and General Manager of Sichuan Senmiao since then. From September 2014 to August 2016, Ms. Chen acted as Deputy General Manager of Beijing Zhongdingjiaye Investment Management Co. where she was response for setting up the Company's internet finance platform, developing new business, establishing risk management system, and coordinating with corporate financing and accounting management. From November 2007 to August 2014, Ms. Chen was with Shengxin International Group where she held various managerial positions and was responsible for the group's accounting, tax and finance management and also in charge of overall project management and financing program management. Ms. Chen holds a Bachelor's degree in Accounting from Tianjin Finance University in Tianjin, China.

Rong Zhu has been serving as Chief Financial Officer of the Company and Treasurer since July 20, 2017. She has over 20 years of experience in finance and accounting. Ms. Zhu has been Finance Manager of Sichuan Senmiao since February 2017, where she manages various aspects of Sichuan Senmiao's accounting and finance, including budgeting, planning and risk management. From September 2014 to January 2017, Ms. Zhu served as Finance Manager of Jincai Technology Group, where she was in charge of financial statements preparation, budget analysis and risk management. From October 2010 to August 2014, she served as the Finance Manager of Hunan Jinfengxing Communication Equipment Co. Ltd., where she managed the company's finance department and made decisions in relation to accounting procedures, financial statements preparation, financing strategies implementation and budgeting. Prior to joining Hunan Jinfengxing, Ms. Zhu served as Finance Manager of Hunan Senhuo Yijia Trading Co. Ltd. and also held various accounting positions at Changsha Jinling Machine Equipment Co. Ltd. Ms. Zhu holds a Bachelor's degree in accounting from Wuhan University in Wuhan, China. She is an International Certified Management Accountant.

Chunhai Li has been serving as the Chief Technology Officer of the Company since July 20, 2017 and Chief Technology Officer of Sichuan Senmiao since September 2016. Before joining Sichuan Senmiao, he was the Director of Research and Development of Beijing Huashengtiancheng Technology Co., Ltd. from October 2014 to August 2016, where he was charge of the development of bank data platform and team management. Prior to that, he was the Director of Research and Development at Zhongkesanyang (Beijing) Technology Co., Ltd from February 2013 to September 2014, primarily responsible for the organization of the Company and technology team as well as management of technology and operations. From October 2007 to February 2013, he was the project manager for online banking at Beijing Yuxinyicheng Technology Co., Ltd, where he participated in and managed the online banking projects for many banks. Mr. Li received his bachelor's degree in computer science from University of Electronic Science and Technology of China.

Xi Wen has been serving as President, Secretary and Director of the Company since June 2017 and was appointed chairman of the board on July 20, 2017. Mr. Wen has over 10 years of experience in finance and investment management. He has been serving as Executive Director of Sichuan Senmiao since February 2017, in charge of all aspects of Senmiao's online lending platform operations. Immediately prior to joining Senmiao, Mr. Wen served as a director of Chenghexin, where he was responsible for overseeing the operations of the Aihongsen lending platform from May 2015 to February 2017. He also founded Chengdu Fubang Zhuoyue Investment Co. in September 2013 and served as General Manager until May 2015. From January 2009 to August 2013, Mr. Wen was the General Manager of Chengdu Haiyuan Trading Co., Ltd.., in charge of the company's daily operations. Mr. Wen holds a Bachelor's degree in Business and Economics from Manchester Metropolitan University in Manchester, United Kingdom.

Xiang Hu has been a director of the Company since July 20, 2017. Mr. Hu previously served as General Manager of Hong Kong Boen Investment Management Co. Ltd. from May 2013 to December 2016. For the period from December 2010 to April 2013, Mr. Hu served as Business Department Manager of Changsha Junlong Light Industrial Products Co., Ltd. He also acted as Deputy General Manager of Changzhou Jintan Apollo Biological Products Co. Ltd. from August 2004 and December 2010. Mr. Hu also served as Senior Manager of Shenzhen Shidian Technology Development Co. Ltd. from September 2000 to July 2003. He holds an Associate degree from Anhua Vocational Technical School in Anhui, China.

Xiaojuan Lin has been a director of the Company since July 20, 2017. Since March 2011, Ms. Lin has been the legal representative and Executive General Manager of Hunan Dinchengtai Investment Co. Ltd. She previously served as Deputy General Manager and Finance Manager of Hunan Xinhongxin Group from April 2004 to February 2010 where she was in charge of the group's finance, tax and accounting matters. From August 2000 to March 2004, Ms. Lin served as Finance Manager for Northwest Region at Tianjin Jiashijian Commercial Group, where she managed the group's finance, tax and accounting matters. She also acted as Budgeting and Accounting Manager of Cygent Hotel from 1986 to 2000. Ms. Hu holds a Bachelor's degree in Statistics from Hunan Finance University in Hunan, China. She is a certified public accountant in China.

Yulei Rao has been a director of the Company since July 20, 2017. Dr. Yao is a professor at the Business School of Central South University ("CSU") and focuses her researches on capital market, corporate finance and corporate governance. She has been serving as the director of CSU Financial Innovation Research Center since June 2007 and Doctor Tutor of CSU Business School since December 12, 2002. Dr. Yao is currently serving as independent directors at various public companies in China, including Lens Technology Co., Ltd. since January 2015, Hunan Gold Co., Ltd since May 2015 and Guoke Microelectronics Co., Ltd. since December 2016. In addition, she served as independent directors of Staidson (Beijing) Biopharmaceutical Co., Ltd. from September 2009 to September 2015, Kingray New Materials Science & Technology Co., Ltd. from January 2011 to 2015, and Xinzhi Motor Co., Ltd. from October 2011 to October 2014. Dr. Yao holds a bachelor's degree in mining engineering from Chongqing University, a master's degree in mining economy and a doctor's degree in management science and engineering from CSU.

Trent D. Davis, has been a director of the Company since March 21, 2018. Mr. Davis has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. Since December 2014, he has been serving as President and Chief Operating Officer of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small to midsized companies. From November 2013 until July 2014, Mr. Davis served as the President and a director of Paulson Capital Corp. (Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines (Nasdaq: VBIV). Mr. Davis was also the Chief Executive Officer of Paulson Investment Company, a subsidiary of Paulson Capital Corp, from July 2005 until October 2014, where he supervised all operations and over 200 investment representatives overseeing $1.5 billion in client assets. Prior to that, commencing in 1996, Mr. Davis served as Senior Vice President of Syndicate and National Sales of Paulson Investment Company, Inc.

Mr. Davis has also served as a director at other public companies. Currently, Mr. Davis is Lead Director, chairman of the compensation committee and member of the audit and nominating and governance committees for Eastside Distilling Inc. (OTCQB: ESDI), a manufacturer of high-quality, master-crafted spirits. From July 2014 to May 2017, Mr. Davis was Lead Director, chairman of the nominating and governance and special investments committees and member of the audit and compensation committees of Dataram Corporation (Nasdaq: DRAM), a company that develops, manufactures, and markets memory products primarily used in enterprise servers and workstations worldwide. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (Nasdaq: COOL), an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world. In 2003, Mr. Davis served as a Chairman and board member of the National Investment Banking Association.

Mr. Davis was previously subject to a FINRA investigation in connection with two private placements involving Paulson Investment Company, Inc., where he was a registered representative. Paulson and Mr. Davis entered into an Acceptance, Waiver and Consent in which they consented, without admitting, to FINRA's finding that the accounts set up to hold investment funds in those placements at issue did not comply with the requirements of Rule 15c2-4 under the Exchange Act. Paulson and Mr. Davis agreed to a censure against them and a $10,000 fine for which they were jointly and severally liable.

Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland and held the following FINRA Licenses: Series 7, 24, 63, 66, and 79.

Family Relationship

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Board Committees

Our board of directors currently have an Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee. Each committee's members and functions are described below.

Audit Committee.   Our audit committee consists of Ms. Lin and Dr. Rao, and is chaired by Ms. Lin. We expect Mr. Davis will also serve on this committee. Each of our audit committee members satisfies the "independence" requirements of the Nasdaq listing rules of and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Lin qualifies as an "audit committee financial expert." The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

•	selecting the independent registered public accounting firm and pre-screening all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;
•	reviewing with the independent registered public accounting firm any audit problems or difficulties and management's response;

•	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;
•	discussing the annual audited financial statements with management and the independent registered public accounting firm;
•	reviewing the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;
•	annually reviewing and reassessing the adequacy of our audit committee charter;
•	meeting separately and periodically with management and the independent registered public accounting firm; and
•	reporting to the board of directors.

Compensation Committee.   Our compensation committee consists of Ms. Lin and Dr. Rao and is chaired by Dr. Rao. We expect Mr. Davis will also serve on this committee. Each of the compensation committee members satisfies the "independence" requirements of the listing rules of Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

•	reviewing the total compensation package for our executive officers and making recommendations to the board of directors with respect to it;
•	approving and overseeing the total compensation package for our executives other than the three most senior executives;
•	reviewing the compensation of our directors and making recommendations to the board of directors with respect to it; and
•	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nominating and Corporate Governance Committee.   Our nominating and corporate governance committee consists of Ms. Lin and Dr. Rao, and is chaired by Ms. Lin. We expect Mr. Davis will also serve on this committee. Each member of our nominating and corporate governance commit satisfies the "independence" requirements of the Nasdaq listing rules. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

•	recommending nominees to the board of directors for election or re-election to the board of directors, or for appointment to fill any vacancy on the board of directors;
•	reviewing annually with the board of directors the current composition of the board of directors with regards to characteristics such as independence, age, skills, experience and availability of service to us;
•	selecting and recommending to the board of directors the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself; and
•	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our Company. None of our officers and directors currently serves, or in the past year has served, as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2018 there were no delinquent filers.

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Stock Market and the SEC. We have filed copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Involvement in Certain Legal Proceedings

Other than proceedings disclosed herein, none of our directors and executive officers have been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the years ended March 31, 2018 and 2017. For purposes of this document, these individuals are collectively referred to as the "named executive officers" of the Company.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xin Chen, Chief	2017	15,601	—	—	—	—	—	—	15,601	(1)
Executive Officer	2018	64,589	—	—	—	—	—	—	64,589

Rong Zhu, Chief Financial	2017	4,457	—	—	—	—	—	—	4,457	(2)
Officer and Treasurer	2018	18,454	—	—	—	—	—	—	18,454

Chunhai Li, Chief Technology	2017	5,977	—	—	—	—	—	—	5,977	(3)
Officer	2018	18,762	—	—	—	—	—	—	18,762

(1)	The amount represents the salaries Ms. Chen received from Sichuan Senmiao for her services as chief executive officer during the year ended March 31, 2017.

(2)	The amount represents the salaries Ms. Zhu received from Sichuan Senmiao for her services as chief financial officer during the year ended March 31, 2017.

(3)	The amounts represent the salaries Mr. Li received from Sichuan Senmiao for his services as chief technology officer during the year ended March 31, 2017.

Employment Agreements and Potential Payments Upon Termination

Xin Chen, Chief Executive Officer

Ms. Chen serves as Chief Executive Officer of the Company pursuant to an employment agreement dated July 20, 2017. Under her employment agreement, Ms. Chen is entitled to an annual salary of $1.00 for her services Chief Executive Officer of the Company. Her employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

We may terminate Ms. Chen's employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, Ms. Chen will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and her right to all other benefits will terminate, except as required by any applicable law. We may also terminate Ms. Chen's employment without cause upon 30 days' advance written notice. In such case of termination by us, we are required to provide the following severance payments and benefits to her: (1) a lump sum cash payment equal to 3 months of her base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company's health plans for 3 months following the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by her.

Ms. Chen may terminate her employment at any time with 30 days' advance written notice if there is any significant change in her duties and responsibilities or a material reduction in her annual salary. In such case, Ms. Chen will be entitled to receive compensation equivalent to 3 months of her base salary.

Ms. Chen has agreed to hold, both during and after the termination of her employment agreement, in strict confidence and not to use, except as required in the performance of her duties in connection with the employment, any of our confidential information or proprietary information of any third party received by us and for which we have confidential obligations. In addition, she has agreed to be bound by non-competition and non-solicitation restrictions during the term of her employment and for one year following termination of her employment.

Ms. Chen also serves as chief executive officer of Sichuan Senmiao pursuant to an employment agreement with Sichuan Senmiao for a term of three years ending September 12, 2019. Ms. Chen receives an annual salary of RMB 420,000 (approximately US$64,589) for her services and is entitled to benefits under PRC government statutory employee benefit plans.

Rong Zhu, Chief Financial Officer

Ms. Zhu serves as Chief Financial Officer of the Company pursuant to an employment agreement dated July 20, 2017. Under her employment agreement, Ms. Zhu is entitled to an annual salary of $1.00 for her services Chief Financial Officer of the Company. Her employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

We may terminate Ms. Zhu's employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, Ms. Zhu will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and her right to all other benefits will terminate, except as required by any applicable law. We may also terminate Ms. Zhu's employment without cause upon 30 days' advance written notice. In such case of termination by us, we are required to provide the following severance payments and benefits to her: (1) a lump sum cash payment equal to 3 months of her base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company's health plans for 3 months following the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by her.

Ms. Zhu may terminate her employment at any time with 30 days' advance written notice if there is any significant change in her duties and responsibilities or a material reduction in her annual salary. In such case, Ms. Zhu will be entitled to receive compensation equivalent to 3 months of her base salary.

Ms. Zhu has agreed to hold, both during and after the termination of her employment agreement, in strict confidence and not to use, except as required in the performance of her duties in connection with the employment, any of our confidential information or proprietary information of any third party received by us and for which we have confidential obligations. In addition, she has agreed to be bound by non-competition and non-solicitation restrictions during the term of her employment and for one year following termination of her employment.

Ms. Zhu also serves as Finance Manager of Sichuan Senmiao pursuant to an employment agreement with Sichuan Senmiao for a term of three years ending February 3, 2020. Ms. Zhu receives an annual salary of RMB 120,000 (approximately US$18,454) for her services and is entitled to benefits under PRC government statutory employee benefit plans.

Chunhai Li, Chief Technology Officer

Mr. Li serves as Chief Technology Officer of the Company pursuant to an employment agreement dated July 20, 2017. Under his employment agreement, Mr. Li is entitled to an annual salary of $1.00 for his services Chief Technology Officer of the Company. His employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

We may terminate Mr. Li's employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, Mr. Li will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and his right to all other benefits will terminate, except as required by any applicable law. We may also terminate Mr. Li's employment without cause upon 30 days' advance written notice. In such case of termination by us, we are required to provide the following severance payments and benefits to him: (1) a lump sum cash payment equal to 3 months of his base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company's health plans for 3 months following the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by him.

Mr. Li may terminate his employment at any time with 30 days' advance written notice if there is any significant change in his duties and responsibilities or a material reduction in his annual salary. In such case, Mr. Li will be entitled to receive compensation equivalent to 3 months of his base salary.

Mr. Li has agreed to hold, both during and after the termination of his employment agreement, in strict confidence and not to use, except as required in the performance of his duties in connection with the employment, any of our confidential information or proprietary information of any third party received by us and for which we have confidential obligations. In addition, he has agreed to be bound by non-competition and non-solicitation restrictions during the term of his employment and for one year following termination of his employment.

Mr. Li also serves as chief technology officer of Sichuan Senmiao pursuant to an employment agreement with Sichuan Senmiao for a term of three years ending September 12, 2019. Mr. Li receives an annual salary of RMB 122,004 (approximately US$18,762) for his services and is entitled to benefits under PRC government statutory employee benefit plans.

Equity Compensation Plan Information

We have not adopted any equity compensation plan.

Outstanding Equity Awards at Fiscal Year-End

As of March 31, 2018, we had no outstanding equity awards.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving non-executive directors for the fiscal year ended March 31, 2018:

	Fees earned or paid in cash $	Stock awards $	Option awards $(1)	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $
Trent Davis	$1,205	—	—	—	—	—	$1,205
Xiaojuan Li	$13,918	—	—	—	—	—	$13,918
Yulei Rao	$13,918	—	—	—	—	—	$13,918
Xiang Hu	$13,918	—	—	—	—	—	$13,918

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this Report, there were 25,879,400 shares of common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors and director nominee, (ii) each of our executive officers, (iii) all of our directors, director nominee and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	10,575,000	40.9%
THS Investment Group Limited (3)	1,687,500	6.5%
HSM Investment Group Limited (4)	1,912,500	7.4%
HSA Investment Group Limited (5)	2,475,000	9.6%
Officers and Directors
Xin Chen	—	—
Rong Zhu	—	—
Chunhai Li	—	—
Xi Wen (6)	1,122,750	4.3%
Xiang Hu (2)	10,575,000	40.9%
Xiaojuan Lin	—	—
Yulei Rao	—	—
Trent D. Davis	—	—
All directors and executive officers as a group (eight individuals)	11,697,750	45.2%

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.
(2)	Mr. Xiang Hu does not hold any shares of common stock in our company directly. Mr. Hu, through Senmiao International Investment Group Limited a British Virgin Islands company wholly owned by him, owns 10,575,000 shares of common stock of the Company.
(3)	The natural person who exercises voting and dispositive power over the shares held by THS Investment Group Limited is Aiming Hu, who is the parent of Mr. Xiang Hu.
(4)	The natural person who exercises voting and dispositive power over the shares held by HSM Investment Group Limited is Chan Wang.
(5)	The natural person who exercises voting and dispositive power over the shares held by HSA Investment Group Limited is Wuyong Luo.
(6)	Includes 1,122,750 shares of common stock of the Company held beneficially by Mr. Wen’s spouse.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In December 2017, we entered into loan agreements with Xiang Hu and Jun Wang, the stockholders of the Company and Sichuan Senmiao, who agreed to grant us a line of credit of approximating $955,308 and $159,218, respectively, for five years. The line of credit was non-interest bearing, effective from January 2017. During the year ended March 31, 2018, we borrowed from Hu Xiang and Jun Wang in the amount of $690,370 and $74,832, respectively. These borrowings were non-interest bearing and without specific terms of repayment.

During the year ended March 31, 2018, we paid listing expenses on behalf of Xiang Hu and Jun Wang who agreed to pay part of our expenses in connection with our initial public offering, in the amount of $59,692 and $7,585, respectively. We accounted for the expenses as a deduction against the amount due from the stockholders.

During the year ended March 31, 2017, we entered into two office lease agreements with Hong Li, the company’s stockholder, both with a term from January 1, 2017 to January 1, 2020. For the year ended March 31, 2018, we paid $86,405 of rental expenses to Hong Li.

Our audit committee must review and approve any related person transaction we propose to enter into.

Director Independence

Our Board of Directors has determined that each of Mr. Davis, Ms. Lin and Dr. Rao qualifies as an "independent director" under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2018 and 2017.

Fee Category	Fiscal Year Ended March 31, 2018	Fiscal Year Ended March 31, 2017
Audit Fees (1)	$115,000	$160,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1) This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3) This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4) This category consists of fees for services provided by our independent registered public accountants other than the services described above.

Policy on Pre-Approval of Audit Services

Our audit committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	(1)	Financial Statements

	(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

 We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.3 to Registration Statement on Form S-1 filed with the SEC on January 30, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.1	Exclusive Business Cooperation Agreement, dated September 18, 2017, by and between Sichuan Senmiao Zecheng Business Consulting Co., Ltd. and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.2	Form of Equity Interest Pledge Agreement by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.3	Exclusive Option Agreement, dated September 18, 2017, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.4	Form of Power of Attorney, incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.5	Timely Reporting Agreement, dated September 18, 2017, by and between Sichuan Senmiao Ronglian Technology Co., Ltd. and the Company, incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.6	Form of Financial Intermediary Service Contract, incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.7	System Integrating Agreement, dated December 7, 2016, by and between the Company and Guangdong Huaxing Bank Co., Ltd., incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.8	Individual Network Lending Institution Clients Fund Depository Business Cooperation Agreement, dated February 23, 2017, by and between the Company and Guangdong Huaxing Bank Co., Ltd., incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.9	Internet Financial Platform Transfer Agreement, dated September 23, 2016, by and between the Company and Sichuan Cheng He Xin Investment Financing Information Consultation Co., Ltd., incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.10	Supplementary to Internet Financial Platform Transfer Agreement, dated March 26, 2017, by and between the Company and Sichuan Cheng He Xin Investment Financing Information Consultation Co., Ltd., incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.11	Lease Agreement, dated December 29, 2016, by and among the Company, Xiaodong Yang and Hong Li, incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.12	Supplemental Lease Agreement, dated January 1, 2017, by and among the Company, Xiaodong Yang and Hong Li, incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.13	Form of Loan Assignment and Repurchase Agreement, incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.14	Form of Loan and Security Agreement, incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.15	Strategic Cooperation Framework Agreement, dated March 18, 2017, by and between the Company and Resgreen Health Science & Technology Group Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.16	Employment Agreement between the Company and Xin Chen, incorporated herein by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.17	Employment Agreement between the Company and Rong Zhu, incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.18	Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.19	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

10.22	Loan Agreement, effective January 1, 2017, by and between Xiang Hu and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.22 to the Amendment No.4 to Registration Statement on Form S-1 filed with the SEC on February 13, 2018

10.23	Loan Agreement, effective January 1, 2017, by and between Jun Wang and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.23 to the Amendment No.4 to Registration Statement on Form S-1 filed with the SEC on February 13, 2018

10.24	Fund Deposit Service Agreement dated April 8, 2018, by and between Senmiao Technology Limited and Sichuan XW Bank Co., Ltd., incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 12, 2018

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No.2 to Registration Statement on Form S-1 filed with the SEC on December 29, 2017

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2018	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xin Chen
Xin Chen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rong Zhu
Rong Zhu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xin Chen	Chief Executive Officer and	June 29, 2018
Xin Chen	(Principal Executive Officer)

/s/ Rong Zhu	Chief Financial Officer and Director	June 29, 2018
Rong Zhu	(Principal Financial and Accounting Officer)

/s/ Xi Wen	President and Chairman of the Board	June 29, 2018
Xi Wen

/s/ Trent Davis	Director	June 29, 2018
Trent Davis

/s/ Xiaojuan Lin	Director	June 29, 2018
Xiaojuan Lin

/s/ Yulei Rao	Director	June 29, 2018
Yulei Rao

/s/ Xiang Hu	Director	June 29, 2018
Xiang Hu

