Form 10-Q
period 2018-06-30
Senmiao Technology Ltd
filed 2018-08-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to ________.

Commission file number: 001-38426

SENMIAO TECHNOLOGY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

16F, Shihao Square, Middle Jiannan Blvd. High-Tech Zone, Chengdu Sichuan, People’s Republic of China	610000
(Address of principal executive offices)	(Zip Code)

+86 28 61554399

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 13, 2018, there were 25,879,400 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PART I

Item 1.	Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June, 30, 2018 and March 31, 2018

(Expressed in U.S. dollar, except for the number of shares)

	June 30, 2018	March 31, 2018

ASSETS
Current Assets
Cash and cash equivalents	$10,251,687	$11,141,566
Accounts receivable	43,324	-
Prepayments, receivables and other assets	38,577	70,421
Total Current Assets	10,333,588	11,211,987

Property and equipment, net	24,374	8,872

Other Assets
Intangible assets, net	1,771,598	1,953,223
Escrow receivable	1,200,000	1,200,000
Other non-current assets	21,149	-
Total Assets	$13,350,709	$14,374,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	$334,015	$404,604
Due to stockholders	1,117,123	1,090,808
Total Liabilities	1,451,138	1,495,412

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 shares issued and outstanding at June 30, 2018 and March 31, 2018)	2,588	2,588
Additional Paid-in capital	23,611,512	23,611,512
Accumulated deficit	(11,412,033)	(10,481,669)
Accumulated other comprehensive loss	(302,496)	(253,761)
Total Equity	11,899,571	12,878,670
Total Liabilities and Stockholders’ Equity	$13,350,709	$14,374,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended June 30, 2018 and 2017

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2018	2017

Revenues	$125,026	$65,792
Gross revenues	125,026	65,792

Operating expenses
Selling, general and administrative expenses	(972,269)	(292,319)
Amortization of intangible assets	(86,297)	(159,255)
Total operating expenses	(1,058,566)	(451,574)

Loss from operations	(933,540)	(385,782)

Other income, net	3,176	1,072
Loss before income taxes	(930,364)	(384,710)
Income tax expense	-	-
Net Loss	$(930,364)	$(384,710)

Other comprehensive (loss) income
Foreign currency translation adjustment	(48,735)	156,845
Comprehensive Loss	$(979,099)	$(227,865)

Weighted average number of common stock
Basic and diluted	25,879,400	20,250,000

Loss per share
Basic and diluted loss for the period attributable to the stockholders of the Company	$(0.04)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(930,364)	$(384,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,882	689
Amortization of intangible assets	86,297	159,255
Changes in operating assets and liabilities:
Accounts receivable	(44,967)	-
Prepayments, receivables and other assets	24,241	(1,471)
Accrued expenses and other liabilities	(54,959)	17,851
Due to stockholders	(784)	17,231
Net Cash Used in Operating Activities	(918,654)	(191,155)

Cash Flows from Investing Activities:
Purchases of property and equipment	(11,918)	(412)
Purchases of intangible assets	(21,951)	-
Net Cash Used in Investing Activities	(33,869)	(412)

Cash Flows From Financing Activities:
Proceeds borrowed from stockholders	605,056	102,021
Repayments to stockholders	(500,000)	-
Net Cash Provided by Financing Activities	105,056	102,021

Effect of Exchange Rate Changes on Cash and cash equivalents	(42,412)	1,597

Net Decrease in cash and cash equivalents	(889,879)	(87,949)
Cash and cash equivalents at beginning of period	11,141,566	161,292
Cash and cash equivalents at end of period	$10,251,687	$73,343

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-
Non-cash transaction in investing and financing activities
Unpaid property and equipment purchases	$6,526	$-
IPO expenses paid by the Company’s stockholders	$70,687	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

Sichuan Senmiao was established in China in June 2014. On September 18, 2017, the Company entered into a series of contractual arrangements with Sichuan Senmiao and its equity holders (“Sichuan Senmiao Shareholders”) through WFOE to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for Sichuan Senmiao Shareholders’ commitment to perform their obligations under a series of contractual arrangements, the Company issued an aggregate of 45,000,000 shares of its common stock to Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017.

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

The following diagram illustrates the Company’s corporate structure, including its subsidiary and consolidated variable interest entity as of the date of this financial statements:

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

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

Total assets and total liabilities of the VIE that were included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2018 and March 31, 2018 are as follows:

	June 30, 2018	March 31, 2018
	(unaudited)
Total assets	$10,032,629	$10,425,056
Total liabilities	$1,866,822	$1,413,485

As of June 30, 2018 and March 31, 2018, the VIE did not hold unrecognized revenue producing assets.

Net revenue, net income, operating, investing and financing cash flows of the VIE that were included in the Company's consolidated financial statements for the three months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net revenue	$125,026	$65,792
Net loss	$(398,714)	$(384,710)
Net Cash Used in Operating Activities	$(571,255)	$(191,155)
Net Cash Used in Investing Activities	$-	$(412)
Net Cash Provided by Financing Activities	$863,294	$102,021

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim financial information as of June 30, 2018 and for the three months ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on June 29, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2018, its unaudited results of operations for the three months ended June 30, 2018 and 2017, and its unaudited cash flows for the three months ended June 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Basis of consolidation

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of its wholly owned subsidiary and any related VIE over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2018	March 31, 2018
Balance sheet items, except for equity accounts	6.6198	6.2807

	For the Three Months Ended June 30,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.3779	6.8614

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of estimates

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives of long-lived assets, estimates of allowances for doubtful accounts and valuation assumptions in performing asset impairment tests of long-lived assets as of June 30, 2018 and March 31, 2018.

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

As of June 30, 2018 and March 31, 2018, financial instruments of the Company primarily comprised of cash and cash equivalents, accounts receivable, receivables and other assets, escrow receivables, other liabilities and due to stockholders. The financial instruments were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their generally short maturities and non-interest bearing.

(f)	Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

(g)	Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018, the Company determined no allowance for doubtful accounts was necessary for accounts receivable.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment are summarized as follows:

Computer equipment	2 - 3 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2018 and 2017, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated income statements.

(i)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2018 and 2017, there was no impairment charge against intangible assets.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Business combination

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Revenue recognition

The Company adopted Accounting Standards Codification ("ASC") 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company's unaudited condensed consolidated financial statements upon adoption of ASC 606.

The Company does not expect significant outstanding contracts to be completed within 12 months ended March 31, 2018.

During the three months ended June 30, 2018 and 2017, the Company generates revenues primarily from service fees in matching investors with borrowers and for the other services provided over the life of a loan.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2018 and March 31, 2018. As of June 30, 2018, the tax years ended December 31, 2013 through 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(o)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments. As of June 30, 2018 and March 31, 2018, the balance of accumulated other comprehensive loss amounted to $302,496 and $253,761, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Leases

Leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are recognized in the consolidated statements of operations on a straight-line basis over the lease terms. The Company had no capital leases for the three months ended June 30, 2018 and 2017.

(q)	Significant risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As June 30, 2018, approximately $9,520,000 was deposited with a bank in the United States which was insured by the government up to $250,000. At June 30, 2018 and March 31, 2018, approximately $732,000 and $180,000, respectively, were primarily deposited in financial institutions located in Mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Substantially all of the Company’s operating activities and the Company’s major assets and liabilities are denominated in RMB, except for the cash deposit of approximately $9,520,000 which was in U.S. dollars at June 30, 2018, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. Where there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Significant risks and uncertainties (continued)

4)	VIE risk

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Recently issued accounting standards

The Company adopted Accounting Standards Codification ("ASC") 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to the Company's unaudited condensed consolidated financial statements upon adoption of ASC 606.

In February 2016, the FASB issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires the lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect would have a material effect on the consolidated financial position, statements of operations and cash flows.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	INTANGIBLE ASSETS, NET AND GOODWILL

As of June 30, 2018 and March 31, 2018, the intangible assets consisted of user relationship, platform and software.

	Useful life	June 30, 2018	March 31, 2018
		(unaudited)
User relationship	10	$398,080	$419,573
Platform	7	4,262,988	4,493,151
Software	7	80,214	84,545
		4,741,282	4,997,269
Less: accumulated amortization		(1,073,541)	(1,043,871)
Impairment		(1,896,143)	(2,000,175)
		$1,771,598	$1,953,223

Amortization expense totaled $86,297 and $159,255 for the three months ended June 30, 2018 and 2017, respectively.

The following table sets forth the Company’s amortization expenses for the twelve months ending June 30 of the following years:

Amortization expenses

Twelve months ending June 30, 2019	$345,188
Twelve months ending June 30, 2020	345,188
Twelve months ending June 30, 2021	345,188
Twelve months ending June 30, 2022	345,188
Twelve months ending June 30, 2023 and thereafter	390,846
$1,771,598

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2018	March 31, 2018
	(unaudited)
Other payable	$90,941	$194,943
Accrued payroll and welfare	239,027	195,695
Other tax payable	4,047	5,471
Customer deposit	-	8,495
	$334,015	$404,604

The balance of other payable represented amount due to suppliers and vendors.

5.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contribution in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $48,818 and $5,569 for the three months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and March 31, 2018, the Company did not make adequate employee benefit contributions in the amount of $175,189 and $150,205. The Company accrued the amount in accrued payroll and welfare.

6.	EQUITY

Warrants

The registration statement relating to the Company’s initial public offering also covered the underwriter’s common stock purchase warrants to purchase 337,940 shares of common stock. Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018.

7.	INCOME TAXES

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to remeasure all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to June 30, 2018, as the Company has cumulative foreign losses as of June 30, 2018.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's net operating loss for the three months ended June 30, 2018 amounted to approximately $0.3 million. As of June 30, 2018, the Company’s net operating loss carry forward for United States income taxes was approximately $0.5 million. The net operating loss carry forwards are available to reduce future years' taxable income through year 2037. Management believes that the realization of the benefit from this loss appears uncertain due to the Company's operating history. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero. As of June 30 and March 31, 2018, valuation allowance for deferred tax assets was approximately $0.10 million and $0.04 million, respectively. Management reviews this valuation allowance periodically and makes changes accordingly.

PRC

The WFOE and Sichuan Senmiao are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

During the three months ended June 30, 2018 and 2017, there are no income taxes attributable to the operations in the PRC. As of June 30, 2018 and March 31, 2018, the Company had net operating loss carryforwards of $2,316,440 and $1,512,341, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At June 30, 2018 and March 31, 2018, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	June 30,	March 31,
	2018	2018
	(unaudited)
Net operating loss carryforwards in the PRC	$579,110	$378,085
Net operating loss carryforwards in the U.S.	101,573	43,021
Less: valuation allowance	(680,683)	(421,106)
	$-	$-

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Due to stockholders

As of June 30, 2018 and March 31, 2018, the balance of due to stockholders was as follows:

	June 30, 2018	March 31, 2018
	(unaudited)
Jun Wang	$108,725	$114,595
Xiang Hu	979,566	945,824
Hong Li	28,832	30,389
	$1,117,123	$1,090,808

The balances due to Jun Wang and Xiang Hu are unsecured borrowings and interest free.

The balance due to Hong Li is payable on demand and interest-free.

2)	Related party transactions

In December 2017, the Company entered into loan agreements with Xiang Hu and Jun Wang, who agreed to grant a line of credit of approximating $955,308 and $159,218, respectively, for five years to the Company. The line of credit was non-interest bearing, effective from January 2017. During the three months ended June 30, 2018, the Company repaid $500,000 to Xiang Hu, the stockholder of the Company and Sichuan Senmiao.

During the three months ended June 30, 2018, the Company paid listing expenses and stamp taxes on behalf of Xiang Hu and Jun Wang who agreed to pay part of the Company’s expenses in connection with its initial public offering, in the amount of $70,687 and $7,881, respectively. The Company accounted for the expenses as a deduction against the amount due to the stockholders.

During the years ended March 31, 2017, the Company entered into two office lease agreements with Hong Li, both with a term from January 1, 2017 to January 1, 2020. For the three months ended June 30, 2018 and 2017, the Company paid $29,926 and $nil to Hong Li in rental expense.

9.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the three months ended June 30, 2018, the Company terminated five lease agreements for its offices and three apartments expiring through January 20, 2020, and entered into new lease agreements to lease its offices under two lease agreements expiring through March 2021 and leased two apartments for management members expiring in April 2019. The following table sets forth the Company’s contractual obligations as of June 30, 2018 in future periods:

Rental payments

Year ending June 30, 2019	$117,704
Year ending June 30, 2020	115,330
Year ending June 30, 2021	86,498
$319,532

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$9,519,523	$10,961,071
Prepayments, receivables and other assets	22,437	39,964
Due from stockholders	500,000	-
Total Current Assets	10,041,960	11,001,035

Other Assets
Escrow receivable	1,200,000	1,200,000
Investment in subsidiary	780,280	830,562
Total Assets	$12,022,240	$13,031,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$122,669	$152,927

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 shares issued and outstanding at June 30, 2018 and March 31, 2018)	2,588	2,588
Additional paid-in capital	23,611,512	23,611,512
Accumulated deficit	(11,412,033)	(10,481,669)
Accumulated other comprehensive loss	(302,496)	(253,761)
Total Stockholders’ Equity	11,899,571	12,878,670
Total Liabilities and Stockholders’ Equity	$12,022,240	$13,031,597

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,
	2018	2017

General and administrative expenses	$(280,979)	$-
Other income, net	2,161
Equity of loss in subsidiary	(651,546)	-
Net loss	(930,364)	-
Foreign currency translation adjustments	(48,735)	-
Comprehensive loss	$(979,099)	$-

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(930,364)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiary	651,546	-
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	17,527	-
Accrued expenses and other liabilities	(30,412)	-
Due to stockholders	155	-
Cash Flows used in Operating Activities	(291,548)	-

Cash Flows From Investing Activities:
Investment in subsidiary	(650,000)
Cash Flows used in Investing Activities	(650,000)	-

Cash Flows From Financing Activities:
Repayment of borrowing to stockholders	(500,000)	-
Cash Flows used in Financing Activities	(500,000)	-

Net decrease in cash and cash equivalents	(1,441,548)	-
Cash and cash equivalents, beginning of the period	10,961,071	-

Cash and cash equivalents, end of the period	$9,519,523	$-

Supplemental Cash Flows Information:
Income tax paid	$-	$-
Interest paid	$-	$-

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities:

IPO issuance costs net against additional paid-in capital	$6,526	$-
IPO expenses paid by the Company’s stockholders	$70,687	$-

(a)	Basis of presentation

The unaudited condensed financial information of Senmiao Technology Limited, has been prepared using the same accounting policies as set out in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted by reference to the consolidated financial statements.

(b)	Investment in subsidiary and equity of loss in subsidiaries

The investment in subsidiary consists of investments in a WFOE and its VIE. The equity of loss in subsidiary consists of equity of loss in WFOE and its VIE.

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

11.	SUBSEQUENT EVENTS

On July 31, 2018, Ms. Xin Chen tendered her resignation as Chief Executive Officer of the Company and General Manager of the Company’s VIE, Sichuan Senmiao, to the Board of Directors (the “Board”) of the Company, effective immediately. Ms. Chen’s resignation was for personal reasons and was not due to any disagreement with the Company.

To fill the vacancies created by Ms. Chen’s resignation, the Board appointed Mr. Xi Wen to serve as the Company’s Chief Executive Officer in addition to his current roles as the President, Secretary and Chairman of the Board, and also appointed Mr. Haitao Liu to serve as the Chief Executive Officer of Sichuan Senmiao, in each case, effective August 1, 2018.

Pursuant to his employment agreement with Sichuan Senmiao, dated August 1, 2018, Mr. Liu will serve as the Chief Executive Officer of Sichuan Senmiao for one year and is subject to a one-month probation period. He is entitled to a monthly salary of RMB 45,000 (approximately US$6,586) except that he will receive RMB 36,000 (approximately US$5,269) for his probation period. The employment may be terminated (i) by mutual consent, (ii) immediately for cause by Sichuan Senmiao, (iii) for incapacity after non-work related illness or injury by Sichuan Senmiao with a 30-day prior written notice or a one-month salary as severance payment, (iii) by a 30-day prior written notice from Mr. Liu and a three day prior notice during the probation period; or (iv) immediately for cause by Mr. Liu. In connection with the employment agreement, Mr. Liu and Sichuan Senmiao entered into a confidentiality agreement, pursuant to which Mr. Liu agreed not to release or disclose Sichuan Senmiao’s confidential information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and the our Annual Report on Form 10-K for the year ended March 31, 2018 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors” in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate an online lending platform in China connecting Chinese investors with individual and small-to-medium-sized enterprise (“SME”) borrowers. Through our platform, we offer quick and easy access to credit to borrowers and attractive investment returns for investors. In September 2016, we acquired the our online lending platform (the “Aihongsen Platform”) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. ("Chenghexin"), who had established and operated the platform for two years prior to our acquisition (the "Acquisition"). Since the Acquisition through June 30, 2018, we have facilitated loan transactions in an aggregate of principal of over RMB620 million (approximately US$97 million). As of June 30, 2018, we had an aggregate of 40,457 registered users and a total of 2,100 investors and 2,415 borrowers had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

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

We generate revenues primarily from fees charged for our services in matching investors with borrowers. We charge borrowers transaction fees for the work we perform through our platform and charge our investors a service fee on their actual investment return. All of the loans facilitated through our platform feature fixed interest rates. The interest rates, transaction fees and other charges are all clearly disclosed to the users of our platform.

Prior Business Model

Historically, our platform was also accessible to creditors ("Creditor Partners") who had extended loans to borrowers outside our platform and assigned these loans on our platform to obtain interim financing before loan maturities. We generated revenue from transaction fees from Creditor Partners in connection with the assignment of their loans on our platform.

Starting in January 2018, we no longer offer the loan assignment services to Creditor Partners in preparation for our record-filing under the newly promulgated regulations of the marketplace lending industry in China. To continue to utilize our relationship with existing Creditor Partners, we signed cooperation agreements with them pursuant to which they would introduce their customers with financing needs to us in connection with their transactions with such customers and provide guaranty for these borrowers.

In February 2018, Sichuan province (where we conduct a significant portion of our operations) issued local guidelines on the rectification and acceptance of internet lending information intermediaries, which guidelines require the guarantors for the loans facilitated by lending platforms to be guaranty institutions or insurance companies that hold professional guaranty qualifications. Our Creditor Partners do not hold the guarantor qualifications. To comply with the local guidelines and also as part of our preparation for our record filing under the new marketplace lending regulations and as requested by the local Sichuan finance bureau in connection with their inspection of our operations, we ceased our cooperation with our Creditor Partners in March 2018 and began to focus on facilitating loan transactions solely between borrowers and investors on our platform.

As described further below under “Key Factors Affecting Our Results of Operation”, the recent increase in Chinese national, provincial and local regulations related to peer-to-peer lending platforms may require us to modify our business plan as we seek to both find alternative sources of revenue and comply with such regulations.

Key Operating and Financial Metrics

Our management regularly reviews a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The main metrics we consider, and results for each quarter since our acquisition of the Aihongsen Platform are set forth in the table below. For purposes of the below discussion, “standard loans” refer to the loans facilitated through our platform between the borrowers and investors and “assigned loans” refer to the loans assigned by our Creditor Partners.

	For the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017

Loan Amount (Standard Loan)	$6,489,923	$19,943,097	$10,776,692	$12,142,615	$5,834,087
Loan Amount (Assigned Loan)	$-	$-	$4,840,155	$13,025,964	$3,100,300
Number of Investors	180	245	271	329	381
Number of Borrowers	65	364	2,043	289	160
Average Investment Amount	$36,055	$81,400	$94,527	$76,500	$23,450
Average Borrowing Amount	$99,845	$54,789	$12,539	$87,088	$55,841
Transaction Fees from borrowers	$115,864	$14,118	$72,420	$56,246	$42,889
Transaction Fees from Creditor Partners	-	$1,793	$68,594	$50,330	$16,663
Service Fees from Investors	$9,162	$143,487	$11,524	$10,592	$6,240

The volume of standard loans for the three months ended March 31, 2018 was the highest among the presented quarters, mainly attributable to our efforts in cooperation with Creditor Partners to attract more borrowers. In the contrast, the volume of standard loans for the three months ended March 31, 2017 was the lowest, primarily due to the development, testing and integration of our platform with the system of our custodian bank as well as adjustment of loan product offerings from December 2016 to February 2017. The volume of standard loans for the three months ended June 30, 2018 decreased significantly from the three months ended March 31, 2018, primarily due to the decrease in the number of borrowers as we ceased our cooperation with Creditor Partners in March 2018 who previously provided guarantee the loans

We started to facilitate assignment of loans from Creditor Partners in the quarter ended June 30, 2017. However, we discontinued the offering of assigned loan products on our platform to facilitate our record-filing under Circular 57 and the Interim Measures from January 2018. As a result, we did not have any assigned loans for the three months ended June 30, 2018 and March 31, 2018.

The number of borrowers for the three months ended December 31, 2017 was significantly higher than other quarters, mainly due to a trial launch of small consumer loans to individual borrowers in October 2017, which attracted large volume of individual borrowers. However, we suspended offering these loans after the trial due to the issues connecting to the systems of our partners who referred these borrowers. We continued to witness the decrease in number of borrowers during the three months ended June 30, 2018 as compared with the previous quarters as a result of the discontinuation of our cooperation with Creditor Partners.

We experienced a significant increase in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our system integration with the custodian bank and the adjustment of loan product offerings in the prior quarter. The average investment amount for the three months ended March 31, 2018 decreased as compared with the three months December 31, 2017, primarily caused by a decrease in the number of investors and investment amount during February 2018 when the investors needed funds for Chinese New Year. The average investment amount decreased for the three months ended June 30, 2018, primarily caused by the decrease in financing needs from borrowers, primarily resulting from our discontinuation of cooperation with Creditor Partners.

Caused by the increase in percentage of SMEs in the mix of borrowers, whose average loan amount was higher than individual loans, the average borrowing amount for the three months ended June 30, 2018 increased as compared with the previous quarters.

Since we ceased cooperation with Creditor Partners in March 2018, we have been charging higher transaction fees from borrowers due to the lack of security on the loans and generated higher transaction fees during the three months ended June 30, 2018 though we facilitated lower loan amount during this period.

In terms of loan amount and the number of loans facilitated on our platform, there has not been any significant concentration on any borrower, investor or any group of borrowers or investors. Therefore, we do not believe that our business operation or financial position is heavily reliant upon any borrower or investor.

Key Factors Affecting Our Results of Operations

To achieve and maintain the growth of our platform, we must continuously increase the volume of loan transactions by retaining current participants and attracting more users. We intend to continue to dedicate resources to our user acquisition efforts, including establishing new acquisition channels, particularly as we continue to grow our platform and introduce new products and services. We utilize online channels, such as search engine marketing, search engine optimization and partnerships with internet companies, as well as our on-the-ground sales network for user acquisition. If there are insufficient qualified requests for loans, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments, borrowers may be unable to obtain capital through our platform and may turn to other sources for their borrowing needs. Below are key metrics for each quarter reflecting our efforts in retaining current participants and attracting more users:

	For the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Reinvestment of existing investors	85	233	225	252	73
Reinvestment rate of existing investors	47.22%	95.10%	87.51%	63.83%	57.21%
Number of new investors	95	12	17	77	308
Total number of investors	180	245	271	329	381
Average loan amount of each investor	$36,055	$81,400	$94,527	$76,500	$23,450
Average number of total loans held by each investor	4.94	10.00	17.24	8.31	6.00

The table below shows key metrics pertaining to each type of participants on our platform.

		For the Three Months Ended
		June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Re-Borrowing rate of existing borrowers	Individuals	15%	45%	5%	-	25%
	SMEs	10%	43%	28%	50%	19%
	Assigned loans	-	7%	30%	52%	0%
Number of new borrowers	Individuals	25	209	1,775	1	3
	SMEs	9	72	2	10	34
	Assigned loans	-	-	196	218	114
Total number of borrowers	Individuals	26	256	1,775	1	4
	SMEs	39	108	66	41	42
	Assigned loans	-	-	202	247	114
Average loan amount of each borrower	Individuals	$15,294	$25,254	$534	$1,417	$19,311
	SMEs	$156,212	$124,156	$148,930	$296,127	$137,068
	Assigned loans	$-	$-	$73,466	$52,737	$27,196
Total amount of loans	Individuals	$397,635	$6,534,271	$947,315	$1,417	$77,244
	SMEs	$6,092,288	$13,408,826	$9,829,377	$12,141,198	$5,756,843
	Assigned loans	-	$-	$14,840,155	$13,025,964	$3,100,300

Based on our management’s review of the above metrics, we believe that we do not overly rely on one type of borrowers/products for generating revenue. As a result of the cessation of our relationship with our Credit Partners in March 2018, there was a significant decrease for the revenue from individual borrowers for the three months ended June 30, 2018. Accordingly, fees from SME loans will continue to constitute a larger percentage of our revenue mix in 2018 before we effectively increase the number of individual borrowers on our own.

From time to time, our management and stockholders have invested in loans through our platform using their personal funds and may continue to do so in the future. The table below summarizes key metrics pertaining to loans invested in by our management and stockholders.

Quarter ended	Number of Investment	Total Amount of Investment	Average Amount of Investment
June 30, 2017	34	$263,482	$7,749
September 30, 2017	140	$1,045,949	$7,471
December 31, 2017	226	$804,986	$3,562
March 31, 2018	130	$966,718	$7,436
June 30, 2018	27	$105,970	$3,925

Prior to February 2018, each loan facilitated or assigned on our platform was guaranteed by unaffiliated third parties who were jointly and severally liable for the loan and/or secured by collateral provided by borrowers. None of the loans facilitated through our platform is guaranteed by any affiliate of our company. To our knowledge, the unaffiliated third-party guarantors are not compensated for providing the guaranty to our borrowers. In the case of borrowers referred by our Creditor Partners, they will provide the guaranty so that the borrowers can complete the transactions with them. In the case of direct borrowers, the guarantors are affiliates of the borrowers and have the incentive to facilitate the transactions for the benefits of the borrowers without being paid. Due to the local guidelines on the rectification and acceptance of internet lending information intermediaries by Sichuan province, we ceased cooperation with our Creditor Partners and began to focus on loan transactions solely between borrowers and investors. Currently, all the loans facilitated on our platform are unsecured.

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

Our management reviews key metrics relating to acquisitions of investors and borrowers and adjusts our investor and borrower acquisition strategies accordingly. The average acquisition costs for each quarter since the Acquisition are set forth in the table below.

Quarter ended	Average Customer Acquisition Cost Per Person
June 30, 2017	$3.79
September 30, 2017	$23.17
December 31, 2017	$17.76
March 31, 2018	$37.12
June 30, 2018	$12.88

We had the lowest average customer acquisition cost for the three months ended June 30, 2017, which was primarily due to (i) the temporary suspension of marketing activities from December 2016 to February 2017 when we updated and integrated our system with our custodian bank; (ii) the implementation of our cost efficient user acquisition strategy through cooperation with Resgreen and (iii) a decrease in offline marketing expenses as a result of the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries.

The average customer acquisition cost increased during the three months ended December 31, 2017 and September 30, 2017, due to our increased marketing efforts in connection with further expansion of our borrower and investor base.

Because our marketing efforts were primarily targeted on maintenance of existing customers during Chinese New Year, we did not attract as many new customers as the prior quarters, thus the average customer acquisition cost for the three months ended March 31, 2018 was the highest among all the quarters. In light of the local rules relating to the peer to peer lending platforms, in particular the requirement not to increase the transaction volume of our platform, we reduced our spending on marketing and thereby caused the decrease in the average user acquisition cost for the three months ended June 30, 2018.

We believe that our current acquisition cost is below the average cost per person of the peer-to-peer lending industry in China. As we continue to grow our borrower and investor base, we anticipate such costs will increase, which may go above industry level if our customer acquisition strategy turns out to be inefficient under future market conditions.

The regulatory environment for the marketplace lending industry in China is evolving and creating both challenges and opportunities that could affect our results of operations. Most recently, multiple PRC governmental authorities have published and promulgated various new laws and rules to further regulate the marketplace lending industry in China. See “Business—Regulations” in the Annual Report. We have closely tracked the development and implementation of new rules and regulations likely to affect us. These requirements have created entry barriers for many marketplace lending companies in China and further differentiated us from our competitors. We will continue to ensure timely compliance with new rules, and believe that such timely compliance with these newly promulgated rules will provide us with a competitive advantage in the marketplace lending industry in China. Our operations may need to be further modified to comply with relevant PRC laws and regulations on marketplace lending as the regulatory regime for this sector continues to evolve. See "Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China" in the Annual Report

For other factors affecting our results of operations, please refer to “Risk Factors” in the Annual Report.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,
	2018	2017	Change
	(unaudited)	(unaudited)
Revenues	$125,026	$65,792	$59,234
Gross revenues	125,026	65,792	59,234

Operating expenses
Selling, general and administrative expenses	(928,486)	(292,319)	(636,167)
Amortization of intangible assets	(86,297)	(159,255)	72,958
Total operating expenses	(1,014,783)	(451,574)	(563,209)
Loss from operations	(889,757)	(385,782)	(503,975)
Other income, net	3,176	1,072	2,104
Loss before income taxes	(886,581)	(384,710)	(501,871)
Income tax expense	-	-	-
Net Loss	$(886,581)	$(384,710)	$(501,871)

Revenues

We generated revenues primarily from transaction fees from borrowers and service fees from investors by matching investors with borrowers on our platform. For the three months ended June 30, 2018, we charged borrowers transaction fees ranging from 0.30% to 2.98% of the loan amount, which fees are paid (i) upon disbursement of the proceeds for loans accruing interest on a monthly basis and (ii) upon full payment of principal and interest of loans accruing interest on a daily basis. The transaction fee rates charged to borrowers vary based on the amount and term of loan facilitated.

We also charge our investors a service fee of 8.00% of their actual investment return and the service fee is paid when the investors receive their interest payment.

As a result of the local guidelines on the rectification and acceptance of internet lending information intermediaries issued by Sichuan province including the requirement not to increase the existing transaction volume of our platform, we do not expect a significant increase in our revenue before the regulators lift the limitation on the transaction volume.

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$125,026	$65,792
- Transaction fees from borrowers	115,864	42,889
- Transaction fees from Creditor Partners	-	16,663
- Service fees from investors	9,162	6,240

We witnessed a significant increase in revenue during the three months ended June 30, 2018 as compared with the three months ended June 30, 2017.

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the three months ended June 30, 2018 and 2017, the transactions fees from borrowers averaged 1.79% and 0.74% of the total loan amounts, respectively. The increase in the average transaction fee rate was primarily a result of higher transaction fee rates charged on loans that were no longer secured by guaranty due to cessation of our cooperation with Creditor Partners..

Transaction fees from borrowers accounted for 92.7% and 65.2% of our total revenue for the three months ended June 30, 2018 and 2017, respectively. Due to the cessation of our loan assignment services, transaction fees earned from borrowers as a percentage of total revenue increased during the three months ended June 30, 2018 as compared with the same period in 2017.

Transaction Fees from Creditor Partners

We started transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018. As a result, the transactions fees from Creditor Partners was nil and $16,663 for the three months ended June 30, 2018 and 2017, respectively.

Service Fees from Investors

Service fee charged to investors is equal to 8.00% of the interest that investors receive, and is paid at the time of each interest payment. Service fees from investors increased as a result of the amount of loan facilitated in the three months ended June 30, 2018 as compared to the same period in 2017 but accounted for 7.3% of our total revenue for the three months ended June 30, 2018, a decrease of 2.2% as compared to the same period in 2017, attributable to the significant increase in transaction fees earned from borrowers. We may adjust the interest rates on the loan products based on market rates from time to time, which will likely affect the service fee we receive from investors. However, as a result of the local guidelines on the rectification and acceptance of internet lending information intermediaries by Sichuan Province, we do not expect a significant increase in our operation performance in the matching services before we effectively increase the number of individual borrowers on our own.  As a result, the service fee from investors will not witness a significant increase as the service fee is directly related to the transaction volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses increased from $292,319 for the three months ended June 30, 2017 to $928,486 for the three months ended June 30, 2018, representing an increase of $636,167. The increase mainly consisted of an increase of salary and employee benefit of $84,147 caused by increased headcount, an increase of rent expenses of $10,123, an increase of audit and legal expenses of $129,663 in connection with our initial public offering (which closed in March 2018, as described below), and an increase in advertising and marketing expenses of $257,709.

Amortization of Intangible Assets

Intangible amortization for three months ended June 30, 2018 was $86,297 as compared to $159,255 for the three months ended June 30, 2017, representing a decrease of $72,958. The decrease was attributable to the decrease in net book value of our platform as a result of impairment charges of $2,000,175 for the year ended March 31, 2018.

Net Loss

Net loss for the three months ended June 30, 2018 was $886,581, representing an increase of $501,871 from net loss of $384,710 for the three months ended June 30, 2017.

Liquidity and Capital Resources

To date, we have financed our operations primarily through stockholder capital contributions, stockholder loans, and cash flow from operations and our initial public offering.

On March 16, 2018, we closed our initial public offering of 3,000,000 shares of common stock. On March 28, 2018, we sold additional 379,400 shares of common stock upon exercise of the underwriter’s over-allotment option. The offering price of the shares sold in the initial public offering was $4.00 per share. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds totaled approximately $12.2 million.

We had cash and cash equivalents of $10,251,687 as of June 30, 2018 as compared to $11,141,566 as of March 31, 2018. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions. In December 2017, we entered into loan agreements with Xiang Hu and Jun Wang, our stockholders, who agreed to grant a line of credit of approximating $955,300 and $159,200, respectively, to us for five years. The line of credit was not interest-bearing, effective from January 2017. With the proceeds from our initial public offering and anticipated cash flows from operating activities, we believe that our cash position is sufficient to meet our liquidity needs for at least the next 12 months.

	For the Three Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(918,654)	$(191,155)
Net Cash Used in Investing Activities	(33,869)	(412)
Net Cash Provided by Financing Activities	105,056	102,021
Effect of Exchange Rate Changes on Cash	(42,412)	1,597
Cash and cash equivalents at Beginning of Period	11,141,566	161,292
Cash and cash equivalents at End of Period	$10,251,687	$73,343

Cash Flow in Operating Activities

For the three months ended June 30, 2018, net cash used in operating activities was $918,654 as compared to net cash used in operating activities of $191,155 for the three months ended June 30, 2017, representing an increase of $727,499. For the three months ended June 30, 2018, the increase in net cash used in operating activities primarily resulted from the increase in net loss of $501,871, and the decrease of $109,126 in the balance of accrued expenses and other liabilities.

Cash Flow in Investing Activities

We had net cash used in investing activities of $33,869 for the three months ended June 30, 2018, which primarily consisted of the payment of $11,918 for the purchase of office equipment and the payment of $21,951 for as deposit for purchase of software.

We had net cash used in investing activities of $412 for the three months ended June 30, 2017, which primarily consisted of the payment for the purchase of office equipment.

Cash Flow in Financing Activities

For the three months ended June 30, 2018, net cash provided by financing activities was mainly the net proceeds of $605,056 from stockholder loans, partially offset by the repayment of $500,000 to one stockholder.

For the three months ended June 30, 2017, net cash provided by financing activities was mainly the proceeds from stockholder loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

(a)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2018 and 2017, there was no impairment charge against intangible assets.

(b)	Revenue recognition

We adopted Accounting Standards Codification ("ASC") 606 in the first quarter of 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

We have assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, our management concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606 and therefore there was no material changes to our unaudited condensed consolidated financial statements upon adoption of ASC 606.

We do not expect significant outstanding contracts to be completed within 12 months ended March 31, 2018.

During the three months ended June 30, 2018 and 2017, we generated revenues primarily from service fees in matching investors with borrowers provided over the life of a loan.

Borrowers and Creditor Partners — Transaction fees are paid by borrowers and Credit Partners to us for the work we perform through our platform. The amount of these fees is based upon the loan amount and other terms of the loan, including credit grade, maturity and other factors. The fees charged to borrowers and Creditor Partners are paid (i) upon disbursement of the proceeds for loans accruing interest on a monthly basis and (ii) upon full payment of principal and interest of loans accruing interest on a daily basis. These fees are non-refundable upon the issuance of loan.

Investors — We charge investors a service fee on their actual investment return. As a general practice, we receive the service fees upon the investors receiving their investment return. We recognize the revenue when loan is repaid and the investor receive their investment income.

(c)	Income taxes

We account for income taxes in accordance with the U.S. GAAP for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. We did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2018 and March 31, 2018. As of June 30, 2018, the tax years ended December 31, 2013 through 2017 for our PRC subsidiaries remain open for statutory examination by PRC tax authorities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•	We had insufficient financial reporting and accounting personnel (including a qualified Chief Financial Officer) with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements;

•	We did not have comprehensive accounting policies and procedures manual in accordance with U.S. GAAP; and

•	We did not have effective entity level control.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On March 31, 2018, Senmiao Consulting, our wholly owned subsidiary in China, terminated its lease agreement dated as of July 10, 2017 due to change of office planning. On April 1, 2018, Senmiao Consulting entered into a three-year lease agreement for an office space of approximately 505 square meters (approximately 5,434 square feet) in Chengdu, Sichuan, China with a monthly rent of RMB 33,321 (approximately US$4,887). The lease agreement may be terminated with a two-month advance written notice by either party. Copies of the lease termination agreement and the new lease agreement are attached hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and are incorporated herein by reference.

On March 31, 2018, Sichuan Senmiao, our operating entity, terminated its lease, dated as of December 29, 2016 and amended on January 1, 2017, due to change of office planning. On April 1, 2018, Sichuan Senmiao entered into a three-year lease agreement for office space of approximately 459.10 square meters (approximately 4941.71 square feet) in Chengdu, Sichuan, China, with a monthly rent of RMB 30,301 (approximately US$4,444). The lease agreement may be terminated with a two-month advance written notice by either party. Copies of the lease termination agreement and the new lease agreement are attached hereto as Exhibit 10.3 and Exhibit 10.4, respectively, and are incorporated herein by reference.

Item 6.	Exhibits.

Number	Description

10.1*	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Senmiao Consulting, as tenant

10.2*	Contract Termination Agreement, dated March 31, 2018, by and among Xiaodong Yang, Pin Li, and Senmiao Consulting

10.3*	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Sichuan Senmiao, as tenant

10.4*	Contract Termination Agreement, dated March 31, 2018, by and among Xiaodong Yang, Pin Li, Hong Li and Sichuan Senmiao

10.5*	Employment Agreement, dated August 1, 2018, by and between Sichuan Senmiao and Haitao Liu

10.6*	Non-Disclosure Agreement, dated August 1, 2018, by and between Sichuan Senmiao and Haitao Liu

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senmiao Technology Limited

Dated: August 14, 2018	By:	/s/ Xi Wen
Name: Xi Wen
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Rong Zhu
Name: Rong Zhu
Title: Chief Financial Officer (Principal Financial and Accounting Officer)