Form 10-Q
period 2018-09-30
Senmiao Technology Ltd
filed 2018-11-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 13, 2018, there were 25,879,400 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" in our periodic reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30, 2018	March 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,066,074	$11,141,566
Accounts receivable	38,614	-
Prepayments, receivables and other assets	37,181	70,421
Total Current Assets	10,141,869	11,211,987

Property and Equipment, Net	29,588	8,872

Other Assets
Intangible assets, net	1,668,129	1,953,223
Escrow receivable	600,000	1,200,000
Total Assets	$12,439,586	$14,374,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other liabilities	$344,409	$404,604
Due to stockholders	1,043,576	1,090,808
Total Liabilities	1,387,985	1,495,412

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively)	2,588	2,588
Additional paid-in capital	23,611,512	23,611,512
Accumulated deficit	(12,202,038)	(10,481,669)
Accumulated other comprehensive loss	(360,461)	(253,761)
Total Equity	11,051,601	12,878,670
Total Liabilities and Stockholders’ Equity	$12,439,586	$14,374,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$71,508	$117,168	$196,534	$182,960

Gross revenues	71,508	117,168	196,534	182,960

Operating expenses
Selling, general and administrative expenses	(782,451)	(379,410)	(1,754,720)	(671,729)
Amortization of intangible assets	(86,791)	(163,749)	(173,088)	(323,004)
Total operating expenses	(869,242)	(543,159)	(1,927,808)	(994,733)

Loss from operations	(797,734)	(425,991)	(1,731,274)	(811,773)

Other income, net	7,729	778	10,905	1,850

Net Loss	(790,005)	(425,213)	(1,720,369)	(809,923)

Other comprehensive (loss) income
Foreign currency translation adjustment	(57,965)	173,203	(106,700)	330,048
Comprehensive loss	$(847,970)	$(252,010)	$(1,827,069)	$(479,875)

Weighted average number of common stock
Basic and diluted	25,879,400	22,236,957	25,879,400	21,251,913

Loss per share
Basic and diluted loss for the period	$(0.03)	$(0.02)	$(0.07)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net Loss	$(1,720,369)	$(809,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,897	1,625
Amortization of intangible assets	173,088	323,004
Shares issued for consulting services	-	99,550
Changes in operating assets and liabilities:
Accounts receivable	(40,229)	-
Prepayments, receivables and other assets	31,418	5,186
Accrued expenses and other liabilities	(30,524)	60,516
Net Cash Used in Operating Activities	(1,581,719)	(320,042)

Cash Flows From Investing Activities:
Purchases of property and equipment	(27,271)	(412)
Purchases of intangible assets	(42,472)	-
Net Cash Used in Investing Activities	(69,743)	(412)

Cash Flows From Financing Activities:
Proceeds borrowed from stockholders	1,574,617	231,784
Repayments to stockholders	(1,500,000)	-
Release of escrow receivable	600,000	-
Net Cash Provided by Financing Activities	674,617	231,784

Effect of exchange rate changes on cash and cash equivalents	(98,647)	4,241

Net decrease in cash and cash equivalents	(1,075,492)	(84,429)
Cash and cash equivalents at Beginning of Period	11,141,566	161,292
Cash and cash equivalents at End of Period	$10,066,074	$76,863

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Non-Cash Transaction in Investing and Financing Activities
Initial public offering (“IPO”) expenses paid by the Company’s stockholders	$70,687	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Senmiao Technology Limited (“Senmiao” or the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates an online lending platform through its variable interest entity (“VIE”), Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in the People’s Republic of China (“PRC” or “China”) and connects Chinese investors with individual and small-to-medium-sized enterprise (“SME”) borrowers. Through its platform, the Company offers quick and easy access to credit to borrowers and attractive investment returns for investors. The Company’s executive offices are located in Chengdu, Sichuan province, China.

On July 28, 2017, the Company established a wholly-owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“WFOE”) in China. The Company undertakes substantially all of its business activities in China through WFOE and Sichuan Senmiao.

Sichuan Senmiao was established in China in June 2014. On September 18, 2017, the Company entered into a series of agreements (“VIE Agreements”) with Sichuan Senmiao and its equity holders (“Sichuan Senmiao Shareholders”) through WFOE to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for Sichuan Senmiao Shareholders’ commitment to perform their obligations under the VIE Agreements, the Company issued an aggregate of 45,000,000 shares of its common stock to Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017.

On January 29, 2018, the Company’s board of directors and stockholders approved a one-for-two reverse stock split of all issued and outstanding shares of common stock. As a result, the number of the Company’s issued and outstanding shares of common stock was reduced to 22,500,000. The discussion and presentation of financial statements herein accounted for the Restructuring retroactively as if it occurred on April 1, 2015.

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer (“P2P”) platform (including website, ICP license, operating systems, servers, and management system) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. (“Chenghexin”), which had established and operated the platform for two years prior to the acquisition by Sichuan Senmiao (the “Acquisition”). Prior to the Acquisition, Sichuan Senmiao was a holding company that owned 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold this 60% equity interest for a cash consideration of RMB 60,000,000 (US$8,914,833) immediately following the Acquisition, in order to focus on the online marketplace lending business.

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

The following diagram illustrates the Company’s corporate structure, including its subsidiary and VIE, as of the date of these financial statements:

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay WFOE service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. There are no unrecognized revenue-producing assets that are held by Sichuan Senmiao.

Each of the VIE Agreements is described in details below:

Equity Interest Pledge Agreement

WFOE, Sichuan Senmiao and Sichuan Senmiao Shareholders entered into an Equity Interest Pledge Agreement, pursuant to which Sichuan Senmiao Shareholders pledged all of their equity interest in Sichuan Senmiao to WFOE in order to guarantee the performance of Sichuan Senmiao’s obligations under the Exclusive Business Cooperation Agreement as described below. During the term of the pledge, WFOE is entitled to receive any dividends declared on the pledged equity interest of Sichuan Senmiao. The Equity Interest Pledge Agreement terminates when all contractual obligations under the Exclusive Business Cooperation Agreement have been fully performed.

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered by and among the Company, WFOE, Sichuan Senmiao and each of Sichuan Senmiao Shareholders, WFOE will provide Sichuan Senmiao with complete technical support, business support and related consulting services for 10 years ended September 18, 2027. Sichuan Senmiao Shareholders and Sichuan Senmiao will not engage any third party for the same or similar consultation services without WFOE’s prior consent. Further, Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. WFOE may terminate the Exclusive Business Cooperation Agreement at any time upon prior written notice to Sichuan Senmiao and Sichuan Senmiao Shareholders.

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

VIE Agreements with Sichuan Senmiao (continued)

Exclusive Option Agreement

Pursuant to an Exclusive Option Agreement entered by and among WFOE, Sichuan Senmiao and Sichuan Senmiao Shareholders, Sichuan Senmiao Shareholders have granted WFOE an exclusive option to purchase at any time their equity interests in Sichuan Senmiao at a purchase price equal to the capital paid by the Sichuan Senmiao Shareholders in whole or at a pro-rated price for any partial purchase. The Exclusive Option Agreement terminates after 10 years ended September 18, 2027 but can be renewed by WFOE at its discretion.

Powers of Attorney

Each of Sichuan Senmiao Shareholders has signed a power of attorney (the “Power of Attorney”), pursuant to which, each of the Sichuan Senmiao Shareholders has authorized WFOE to act as his or her exclusive agent and attorney with respect to all rights of such individual as a shareholder of Sichuan Senmiao, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights that shareholders are entitled to under PRC laws and the Articles of Association of Sichuan Senmiao, including but not limited to voting, sale, transfer, pledge and disposition of the equity interests of Sichuan Senmiao,; and (c) designating and appointing the legal representative, chairperson, director, supervisor, chief executive officer and other senior management members of Sichuan Senmiao. The Power of Attorney has the same term as the Exclusive Option Agreement.

Timely Report Agreement

The Company and Sichuan Senmiao entered into a Timely Report Agreement, pursuant to which, Sichuan Senmiao agrees to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can make necessary filings to the U.S. Securities and Exchange Commission (“SEC”) and other regulatory reports in a timely fashion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has concluded that it should consolidate the financial statements with Sichuan Senmiao because it is Sichuan Senmiao’s primary beneficiary based on the Power of Attorney from Sichuan Senmiao Shareholders, who assigned their rights as shareholders of Sichuan Senmiao to WFOE, the Company’s wholly-owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, directors, supervisors and senior management of Sichuan Senmiao. As a result, the Company, through its WFOE, is deemed to hold all of the voting equity interests in Sichuan Senmiao. Pursuant to Exclusive Business Cooperation Agreement, WFOE shall provide complete technical support, business support and related consulting services for 10 years. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan to provide financial support to Sichuan Senmiao were considered in determining that the Company is the primary beneficiary of Sichuan Senmiao. Accordingly, the financial statements of Sichuan Senmiao are consolidated in the Company’s consolidated financial statements.

Total assets and total liabilities of the Company’s VIE that were included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2018 and March 31, 2018 are as follows:

	September 30, 2018	March 31, 2018
	(unaudited)
Total assets	$10,242,760	$10,425,056
Total liabilities	$2,819,234	$1,413,485

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2018 and March 31, 2018, Sichuan Senmiao did not have any unrecognized revenue-producing assets.

Revenue, net loss, operating, investing and financing cash flows of Sichuan Senmiao that were included in the Company’s unaudited condensed consolidated financial statements for the six months ended September 30, 2018 and 2017 are as follows:

	For the Six Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$196,534	$182,960
Net loss	$(851,239)	$(809,923)
Net Cash Used in Operating Activities	$(502,772)	$(320,042)
Net Cash Used in Investing Activities	$(6,314)	$(412)
Net Cash Provided by Financing Activities	$1,574,617	$231,784

The Restructuring constituted a reorganization. As all of the above mentioned companies are under common control, this series of transactions are considered as a reorganization of the entities under common control at carrying value and the consolidated financial statements have been prepared as if the reorganization had occurred retroactively. The consolidated financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the reorganization had occurred as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

(a)	Basis of presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim financial information as of September 30, 2018 and for the three and six months ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on June 29, 2018.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2018, its unaudited results of operations for the three and six months ended September 30, 2018 and 2017, and its unaudited cash flows for the six months ended September 30, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of WFOE and Sichuan Senmiao. All inter-company accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Foreign currency translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates on the date of the balance sheet. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is U.S. dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, WFOE and Sichuan Senmiao maintain their books and records in their respective local currency, Renminbi (“RMB”), because that is the primary and functional currency for WFOE and Sichuan Senmiao in China, where both entities operate.

In general, for consolidation purposes, assets and liabilities of WFOE and Sichuan Senmiao, whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of WFOE and Sichuan Senmiao are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2018	March 31, 2018
Balance sheet items, except for equity accounts	6.8683	6.2807

	For the Six Months Ended September 30,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.5925	6.7659

(d)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and valuation of deferred tax assets.

(e)	Fair values of financial instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Fair values of financial instruments (continued)

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

As of September 30, 2018 and March 31, 2018, financial instruments of the Company comprised primarily cash and cash equivalents, accounts receivable, receivables and other assets, escrow receivables, other liabilities and due to stockholders. The financial instruments were carried at cost on the balance sheets, and carrying amounts approximated their fair values because of their short maturities and non-interest bearing.

(f)	Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

(g)	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018, the Company determined no allowance for doubtful accounts was necessary for accounts receivable.

(h)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Computer equipment	2 - 3 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2018 and 2017, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated income statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2018 and 2017, there was no impairment charge against intangible assets.

(j)	Loss per share

Basic loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted loss per share, net loss attributable to stockholders for basic loss per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive.

(k)	Revenue recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), in the first quarter of 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company's unaudited condensed consolidated financial statements upon adoption of ASC 606.

The Company does not expect significant outstanding contracts to be completed within 12 months after March 31, 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Revenue recognition (continued)

During the three and six months ended September 30, 2018 and 2017, the Company generated revenues primarily from service fees in matching investors with borrowers and for the other services provided over the life of loans. The following table sets forth the disaggregation of revenues for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Six Months Ended September 30
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$71,508	$117,168	196,534	182,960
- Transaction fees from borrowers	65,021	56,246	180,885	99,135
- Transaction fees from Creditor Partners	-	50,330	-	66,993
- Service fees from investors	6,487	10,592	15,649	16,832

Borrowers and Creditor Partners — Transaction fees are paid by borrowers and credit partners to the Company for the work the Company performs through its platform. The amount of these fees is based upon the loan amount and other terms of the loan, including credit grade, maturity and other factors. The fees charged to borrowers and creditor partners are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan.

Investors — The Company charges investors service fees on their actual investment payments. The Company generally receives the service fees upon the investors’ receipt of their investment returns. The Company recognizes the revenue when loans have been repaid and investor have received their investment income.

(l)	Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of employee salaries and benefits, office rental expenses, travel expenses, customer verification and credit assessment costs and platform maintenance costs.

(m)	Income taxes

The Company accounts for income taxes in accordance with the U.S. GAAP for income taxes. Under the asset and liability method as required by U.S. GAAP, the deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision or benefits for income taxes consists of tax estimated from taxable income plus deferred tax expense (benefits) if applicable.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forward. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Income taxes (continued)

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2018 and March 31, 2018. As of September 30, 2018, the tax years ended December 31, 2013 through 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(n)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments. As of September 30, 2018 and March 31, 2018, the balance of accumulated other comprehensive loss were $360,461 and $253,761, respectively.

(o)	Leases

Leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are recognized in the consolidated statements of operations on a straight-line basis over the term of the leases. The Company had no capital leases for the three and six months ended September 30, 2018 and 2017.

(p)	Significant risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On September 30, 2018, approximately $8,500,000 was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On September 30, 2018 and March 31, 2018, approximately $1,560,000 and $180,000, respectively, were deposited in financial institutions located in mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out in mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation and other factors.

2)	Liquidity risk

The Company is also exposed to liquidity risk, which may limit the Company’s ability to access capital resources and have liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the stockholders to obtain short-term funds to meet the liquidity requirements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Significant risks and uncertainties (continued)

3)	Foreign currency risk

As of September 30, 2018, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $8,500,000 in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

4)	VIE risk

It is possible that the VIE Agreements among Sichuan Senmiao, WFOE, and the Sichuan Senmiao Shareholders would not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. As a result, the Company’s cash flows, financial position, and operating performance would be materially and adversely affected. The Company’s contractual arrangements with Sichuan Senmiao, WFOE, and Sichuan Senmiao Shareholders are approved and in place. Management believes that such contracts are enforceable, and considers it is less likely that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts unenforceable.

The Company's operations and businesses rely on the operations and businesses of its VIE, which holds certain recognized revenue-producing assets including the platform, user relationship and goodwill. The VIE also has an assembled workforce, focused on customer verification and credit assessment, the costs of which are expensed as incurred. The Company’s operations and businesses may be adversely impacted if the Company loses the ability to use assets held by its VIE.

(q)	Stock-based Compensation

The fair value of restricted stock units is determined based on the number of shares granted and either the quoted market price of the Company’s common stock on the date of grant for time-based and performance-based awards, or the fair value on the date of grant using the Monte Carlo Simulation model for market-based awards.

(r)	Recently issued accounting standards

The Company adopted ASC 606 in three and six months ended September 30, 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Recently issued accounting standards (continued)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires the lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years and any interim periods within those fiscal years beginning after December 15, 2018. Management is evaluating the effect, if any, on the Company’s unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows of the Company.

3.	INTANGIBLE ASSETS, NET AND GOODWILL

As of September 30, 2018 and March 31, 2018, the intangible assets consisted of user relationship, platform and software.

	Useful life	September 30, 2018	March 31, 2018
		(unaudited)
User relationship	10	$383,677	$419,573
Platform	7	4,108,741	4,493,151
Software	7	118,079	84,545
Intangible assets		4,610,497	4,997,269
Less: Accumulated amortization		(1,114,833)	(1,043,871)
Impairment		(1,827,535)	(2,000,175)
Intangible assets, net		$1,668,129	$1,953,223

Amortization expense totaled $86,791 and $163,749 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense totaled $173,088 and $323,044 for the six months ended September 30, 2018 and 2017, respectively.

3.	INTANGIBLE ASSETS, NET AND GOODWILL (CONTINUED)

The following table sets forth the Company’s amortization expenses for the twelve months ending September 30 of the following years:

Amortization expenses

Twelve months ending September 30, 2019	$320,540
Twelve months ending September 30, 2020	320,540
Twelve months ending September 30, 2021	320,540
Twelve months ending September 30, 2022	320,540
Twelve months ending September 30, 2023 and thereafter	385,969
$1,668,129

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2018	March 31, 2018
	(unaudited)
Other payable	$38,182	$194,943
Accrued payroll and welfare	303,713	195,695
Other tax payable	2,514	5,471
Customer deposit	-	8,495
	$344,409	$404,604

The balance of other payable represents amount due to suppliers and vendors.

5.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company has recorded the contribution in the salary and employee charges when incurred. The contributions made by the Company were $80,228 and $9,371 for the three months ended September 30, 2018 and 2017, respectively. The contributions made by the Company were $129,046 and $10,940 for the six months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and March 31, 2018, the Company did not make adequate employee benefit contributions in the amount of $228,166 and $150,205. The Company accrued the amount in accrued payroll and welfare.

6.	EQUITY

Warrants

The registration statement relating to the Company’s IPO also include the underwriter’s common stock purchase warrants to purchase 337,940 shares of common stock. Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of September 30, 2018, the underwriter has not exercised the warrants.

7.	INCOME TAXES

United States

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, which has made significant changes to the Internal Revenue Code. Those changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the deemed repatriation of cumulative foreign earnings as of December 31, 2017. As the Company has a March 31 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 31.5% for its fiscal year ended March 31, 2018, and 21% for subsequent fiscal years. Accordingly, the Company reevaluated its deferred tax assets on net operating loss carryforward in the U.S and concluded there was no effect on the Company’s income tax expenses as the Company has no deferred tax assets generated since inception.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to reevaluate all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has not undistributed foreign earnings prior to September 30, 2018, because the Company has cumulative foreign losses as of September 30, 2018.

The Company’s net operating loss for the six months ended September 30, 2018 amounted to approximately $0.5 million. As of September 30, 2018, the Company’s net operating loss carryforward for U.S. income taxes was approximately $0.7 million. The net operating loss carryforward is available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero. As of September 30 and March 31, 2018, valuation allowances for deferred tax assets were approximately $0.11 million and $0.04 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

WFOE and Sichuan Senmiao are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

During the six months ended September 30, 2018 and 2017, there were no income taxes attributable to the operations in PRC. As of September 30, 2018 and March 31, 2018, the Company had net operating loss carryforwards of $2,507,717 and $1,512,341, respectively, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At September 30, 2018 and March 31, 2018, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2018	March 31, 2018
	(unaudited)
Net operating loss carryforwards in the PRC	$626,929	$378,085
Net operating loss carryforwards in the U.S.	155,939	43,021
Less: valuation allowance	(782,868)	(421,106)
	$-	$-

7.	INCOME TAXES (CONTINUED)

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in income from operations. The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law.

8.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Due to stockholders

As of September 30, 2018 and March 31, 2018, the balance due to certain stockholders is unsecured, interest-free and due on demand.

2)	Related party transactions

Management and stockholders of the Company have invested in loans through the platform using their personal funds. The following table sets forth the revenue of service fees from management and stockholders of the Company for the three and six months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Six Months Ended September 30
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Service fees from related parties	83	208	398	225

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,308 and $159,218, respectively, for five years. The lines of credit were non-interest bearing, effective from January 2017. During the three and six months ended September 30, 2018, the Company repaid $nil and $500,000 to a stockholder of the Company and Sichuan Senmiao.

During the six months ended September 30, 2018, the Company paid listing expenses and stamp taxes on behalf of two stockholders who agreed to pay part of the Company’s expenses in connection with its IPO, in the amount of $70,687 and $7,881, respectively. During the three months ended September 30, 2018, the Company has not paid any listing expenses and stamp taxes on behalf of the stockholders. The Company accounted for those expenses as a deduction against the amount due to the stockholders.

In the year end March 31, 2017, the Company entered into two office lease agreements with one stockholder, both with the same term from January 1, 2017 to January 1, 2020. For the three months ended September 30, 2018 and 2017, the Company paid $28,952 and $28,210, respectively, to the stockholder in rental expenses. For the six months ended September 30, 2018 and 2017, the Company paid $57,904 and $56,420, respectively, to the stockholder in rental expenses.

9.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the six months ended September 30, 2018, the Company terminated five lease agreements for its offices and three apartments expiring through January 20, 2020. No penalties were levied on the termination of the lease agreements. In addition, the Company entered into new lease agreements to lease its offices under two lease agreements expiring through March 2021 and leased two apartments for management members expiring in April 2019. The following table sets forth the Company’s lease obligations as of September 30, 2018 in future periods:

Rental payments
Twelve months ending September 30, 2019	$116,521
Twelve months ending September 30, 2020	111,158
Twelve months ending September 30, 2021 and thereafter	55,579
$283,258

Rental expenses totaled $26,280 and $30,131 for the three months ended September 30, 2018 and 2017, respectively. Rental expenses totaled $66,369 and $59,435 for the six months ended September 30, 2018 and 2017, respectively.

10.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,503,513	$10,961,071
Prepayments, receivables and other assets	1,528,044	39,964
Due from subsidiary	1,500,000	-
Total Current Assets	10,031,557	11,001,035

Other Assets
Escrow receivable	600,000	1,200,000
Investment in subsidiary	491,198	830,562
Total Assets	$11,122,755	$13,031,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$71,154	$152,927

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively)	2,588	2,588
Additional paid-in capital	23,611,512	23,611,512
Accumulated deficit	(12,202,038)	(10,481,669)
Accumulated other comprehensive loss	(360,461)	(253,761)
Total Stockholders’ Equity	11,051,601	12,878,670
Total Liabilities and Stockholders’ Equity	$11,122,755	$13,031,597

10.	PARENT-ONLY FINANCIALS (CONTINUED)

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Six Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)

General and administrative expenses	$(541,814)	$-
Other income, net	4,109
Equity loss in subsidiariy	(1,182,664)	-
Net loss	(1,720,369)	-
Foreign currency translation adjustments	(106,700)	-
Comprehensive loss	$(1,827,069)	$-

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months ended September 30,
	2018	2017
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net Loss	$(1,720,369)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss in subsidiary	1,182,664	-
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	11,920	-
Accrued expenses and other liabilities	(81,927)	-

Cash Flows Used in Operating Activities	(607,712)	-

Cash Flows From Investing Activities:
Investment in a subsidiary	(950,000)
Cash Flows Used in Investing Activities	(950,000)	-

Cash Flows From Financing Activities:
Repayment of borrowing to stockholders	(1,499,846)	-
Release of escrow receivable	600,000	-
Cash Flows Used in Financing Activities	(899,846)	-

Net Decrease in Cash and Cash Equivalents	(2,457,558)	-
Cash and Cash Equivalents, Beginning of the Period	10,961,071	-

Cash and Cash Equivalents, End of the Period	$8,503,513	$-

Supplemental Cash Flows Information:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-Cash Investing and Financing Activities:
IPO issuance costs net against additional paid-in capital	$6,526	$-
IPO expenses paid by the Company’s stockholders	$70,687	$-

10.	PARENT-ONLY FINANCIALS (CONTINUED)

(a)	Basis of presentation

The unaudited condensed financial information of the Company has been prepared using the same accounting policies as set out in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted by reference to the consolidated financial statements.

(b)	Investment in subsidiary and equity of loss in subsidiaries

The investment in subsidiary consists of investments in WFOE and its VIE. The equity losses in subsidiaries consist of equity loss in WFOE and its VIE.

(c)	Stockholders’ equity

On September 18, 2017, the Company issued an aggregate of 45,000,000 shares of common stock to Sichuan Senmiao Shareholders. The Company recorded $4,500 for the issuance of the shares.

On January 29, 2018, the Company’s board of directors and stockholders approved a one-for-two reverse stock split of its issued and outstanding shares of common stock.

On March 16, 2018, the Company closed its IPO of 3,000,000 shares of common stock. On March 28, 2018, the Company sold additional 379,400 shares of common stock upon exercise of the underwriter’s over-allotment option. The public offering price of the shares sold in the IPO was $4.00 per share. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $12.2 million.

On July 31, 2018, the board of directors of the Company approved the issuance of 5,000 restricted stock units (“RSUs”) to each of the five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2019. Total RSUs granted to the five directors were 25,000 for an aggregate fair value of $117,750. Pursuant to the Restricted Stock Unit Award Agreement (“Award Agreement”) signed by the Company and each director on August 3, 2018, the RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the Award Agreement, provided that the director remains in service as a director through the applicable vesting date. Total compensation expense for the three and six months ended September 30, 2018 was approximately $29,000. The Company did not record this amount in its financial statements. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) a change in control and (ii) the director’s cessation as a director of the Company due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the director’s death or disability.

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the Board, will to be responsible for the general administration of the Equity Incentive Plan. All awards granted under the 2018 Equity Incentive Plan will be governed by separate award agreements between the Company and the participants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended March 31, 2018 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

This section contains forward-looking statements. These forward-looking statements are subject to various factors, risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Further, as a result of these factors, risks and uncertainties, the forward-looking events may not occur. Relevant factors, risks and uncertainties include, but are not limited to, those discussed in the sections entitled “Business,” and “Risk Factors” in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s beliefs and opinions as of the date of this report. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Overview

We operate an online lending platform in China connecting Chinese investors with individual and SME borrowers. Through our platform, we offer quick and easy access to credit to borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform from Chenghexin, who had established and operated the platform for two years prior to the Acquisition. Since the Acquisition through September 30, 2018, we have facilitated loan transactions in an aggregate of principal of over RMB646 million (approximately US$101 million). As of September 30, 2018, we had an aggregate of 40,053 registered users and a total of 3,232 investors, and 2,658 borrowers had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

Our online platform enables us to efficiently match borrowers with investors and execute loan transactions. We seek to address an unmet investor and borrower demand in China. While presently our borrowers are mainly from referrals from financial institutions and business partners, our investors come from a variety of channels, including internet and our mobile applications, promotion and marketing events, as well as referrals from our business partners.

Our revenues are primarily generated from fees charged for our services in matching investors with borrowers. We charge borrowers transaction fees for the work we perform through our platform and charge our investors service fees on their actual investment returns. All of the loans facilitated through our platform have fixed interest rates. The interest rates, transaction fees and other charges are all disclosed to the users of our platform.

Prior Business Model

Historically, our platform was also accessible to creditors (“Creditor Partners”) who had extended loans to borrowers outside our platform and assigned these loans on our platform to obtain interim financing before loan maturities. We generated revenue from transaction fees from Creditor Partners in connection with the assignment of their loans on our platform.

Since January 2018, we have discontinued the loan assignment services to Creditor Partners in preparation for our record-filing under the newly promulgated regulations of the marketplace lending industry in China. To continue our relationship with these Creditor Partners, we signed cooperation agreements with them pursuant to which they would introduce their customers with financing needs to us and provide guaranty for them.

In February 2018, Sichuan province (where we conduct a significant portion of our operations) issued local guidelines on the rectification and acceptance of internet lending information intermediaries, which require guarantors for the loans facilitated by lending platforms to be guaranty institutions or insurance companies that hold professional guaranty qualifications. Our Creditor Partners do not hold the guarantor qualifications. To comply with the local guidelines and also as part of our preparation for our record filing under the new marketplace lending regulations and as requested by the local Sichuan finance bureau in connection with their inspection of our operations, we ceased our cooperation with our Creditor Partners in March 2018 and began to focus on facilitating loan transactions solely between borrowers and investors on our platform.

As described further below under section “Key Factors Affecting Our Results of Operation,” the recent increase in Chinese national, provincial and local regulations related to peer-to-peer lending platforms may require us to change our business model as we seek to find alternative sources of revenue and comply with these regulations.

Recent Regulatory Developments

In August 2018, the Leading Group for the Rectification and Inspection Acceptance of Risk of Peer-to-Peer Online Lending Intermediaries issued the Notice on Launching Compliance Inspection on Peer-to-Peer Online Lending Information Intermediaries, or the Inspection Notice, and the Compliance Checklist for Online Lending Information Intermediaries as specified in the Inspection Notice, or the Checklist. The Inspection Notice requires each online lending information intermediary to complete the following compliance inspections by the end of December 2018: self-inspection, inspection conducted by local and national internet finance association and verification conducted by the rectification office in charge of online lending. The compliance inspections will mainly focus on whether online lending information intermediaries (1) conduct any business other than as an information intermediary, such as a credit intermediary; (2) form any capital pool or make any payment on behalf of users; (3) conduct any self-financing directly or indirectly; (4) provide any guarantee to lenders; (5) provide any “rigid payment” to lenders; (6) conduct risk evaluation of lenders and make hierarchy management of such lenders; (7) fully disclose borrowers’ credit risk related information to lenders; (8) strictly follow the small-amount and scattered manner when participating in network-based lending; (9) raise funds by issuing financial products as wealth management products on their own or through their affiliates; and (10) attract borrowers or lenders by means of high profits or other methods.

Based on the results of the compliance inspections and Guidelines on Management of Online Lending Information Intermediaries’ Record Registration issued by China Banking Supervision Council Office in November 2016, upon completion of such inspections, the online lending information intermediaries will be able to submit filing applications pursuant to detailed standards and procedures for record-filings. However, it remains unclear when the detailed standards and procedures for the filing applications will be issued.

We submitted our self-inspection report pursuant to the Inspection Notice and the Self-Discipline and Inspection Circular on October 15, 2018 and are in the process of completing subsequent inspections. Recently we were notified by the competent authority that administrative inspections of online lending information intermediaries in Sichuan have commenced. To assist with the inspection process, the competent authority has set forth certain requirements for all online lending information intermediaries that are subject to such inspections, including providing complete, detailed and accurate information as to the contents of the self-inspection report, reporting realistic near-term plans and operational objectives, retaining documents and records, refraining from shutting down websites or mobile apps without prior authorization, refraining from making any changes to the company’s business address or major shareholders, and requiring the company’s legal representative and controlling persons, as well as the company’s directors, executive officers and members of senior management in supervisory roles, to devote their full support to and cooperate with the inspections, and that the company’s chairman and legal representative must participate in person and onsite throughout the inspection process. We do not know, and there can be no assurance, as to how long the foregoing requirements will be imposed. We may also become subject to additional requirements throughout the inspection process. Furthermore, there can be no assurance that our company ultimately will be successful in passing the inspections by the competent authority.

Key Operating and Financial Metrics

Our management regularly reviews a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The main metrics we consider and results for each quarter since the Acquisition are set forth in the table below. For purposes of the below discussion, “standard loans” refer to the loans facilitated through our platform between the borrowers and investors and “assigned loans” refer to the loans assigned by our Creditor Partners.

	For the Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31,2017	December 31, 2016

Loan Amount (Standard Loan)	$3,914,800	$6,489,923	$19,943,097	$10,776,692	$12,142,615	$5,834,087	$2,493,794	$4,005,092
Loan Amount (Assignment of Loan)	$-	$-	$-	$14,840,155	$13,025,964	$3,100,300	$-	$-
Number of Investors	156	180	245	271	329	381	329	359
Number of Borrowers	36	65	364	2,043	289	160	26	140
Average Investment Amount	$25,095	$36,055	$81,400	$94,527	$76,500	$23,450	$7,580	$11,156
Average Borrowing Amount	$108,744	$99,845	$54,789	$12,539	$87,088	$55,841	$95,915	$28,608
Transaction Fees from borrowers	$65,021	$115,864	$14,118	$72,420	$56,246	$42,889	$35,745	$20,828
Transaction Fees from Creditor Partners	$-	$-	$1,793	$68,594	$50,330	$16,663	$-	$-
Service Fees from Investors	$6,487	$9,162	$143,487	$11,524	$10,592	$6,240	$7,945	$8,719

Loan amount

The volume of standard loans for the three months ended March 31, 2018 was the highest among the presented quarters, mainly attributable to our efforts in cooperation with Creditor Partners to attract more borrowers. The loans amount for assigned loans increased in the three months ended September 30, 2017 as we started to facilitate assignment of loans from Creditor Partners in the quarter ended June 30, 2017. However, we discontinued the offering of assigned loan products on our platform since January 2018 to facilitate our record-filing in accordance with the Notice on the Rectification and Inspection Acceptance of Risk of Online Lending Intermediaries by the PRC National Online Lending Rectification Office and the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries.

The standard loans for the three months ended June 30, 2018 decreased significantly from the three months ended March 31, 2018, primarily due to the decrease in the number of borrowers as we ceased our cooperation with Creditor Partners in March 2018 who previously provided guarantee the loans. Decrease in the volume of standard loans continued during the three months ended September 30, 2018, primarily due to the decrease of number of borrowers as we focused more on the compliance with new marketplace lending rules. The discontinuation of our cooperation with Creditor Partners in March 2018 also contributed to the decrease in the scale of our business.

Number of investors and borrowers

The number of borrowers for the three months ended December 31, 2017 was significantly higher than other quarters, mainly due to a trial launch of small consumer loans to individual borrowers in October 2017, which attracted large volume of individual borrowers. However, we suspended offering these loans after the trial due to the issues connecting to the systems of our partners who referred these borrowers to us.

Moreover, we discontinued the offering of assigned loan products on our platform in January 2018. We also continued to witness a decrease in number of borrowers as a result of the discontinuation of our cooperation with Creditor Partners during the three months ended June 30, 2018 and September 30, 2018 and the shift of our focus from business expansion to compliance with new marketplace lending rules.

Average amounts

We have experienced significant and continuing increases in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our custody arrangement with Huaxing Bank and adjustment of loan product offerings in the three months ended September 30, 2017. However, the average investment amounts decreased for the three months ended June 30, 2018 and September 30, 2018, primarily caused by decreases in the investment amount and the risk diversification strategy adopted by the investors as the industry of online marketplace lending witnessed some serious default during these periods.

The decrease in average borrowing amount for the three months ended December 31, 2017 was primarily due to increase in the percentage of individual borrowers who borrowed lower principals from the platform than SMEs did. Caused by increased proportion of SMEs borrowers, whose average loan amount was higher than individual loans, the average borrowing amount for the three months ended June 30, 2018 and September 30, 2018 increased as compared with the previous quarters.

In terms of loan amount and the number of loans facilitated on our platform, there has not been any significant concentration on any borrower, investor or any group of borrowers or investors. Therefore, we do not believe that our business operation or financial position is heavily reliant upon any borrower or investor.

Key Factors Affecting Our Results of Operations

In order to ensure the steady development of internet finance, especially to control the risk of online marketplace lending and in response to ongoing platform failures since the second quarter of 2018, the Checklist also requires the loan volume of each online lending information intermediary during the inspection period shall not have significant increase compared to its transaction volume in June 2017.

As a result of the recent regulatory development, in the three months ended September 30, 2018, we have focused on business compliance review and rectification in order to complete our inspection and record-filing as a P2P lending information intermediary. As such, we slowed down our business expansion and decreased the total loan amounts in accordance with the requirements of the P2P lending rules and regulations.

Once we complete our record-filing, we intend to continue to dedicate efforts and resources to user acquisition, including establishing new acquisition channels, particularly as we continue to upgrade our platform and introduce new products and services in accordance with the regulations and rules. We utilize online channels, such as search engine marketing, search engine optimization and partnerships with internet companies, as well as our on-the-ground sales network for user acquisition. If there are insufficient qualified requests for loans, investors may be unable to deploy their capital in a timely or efficient manner and may seek other investment opportunities. If there are insufficient investor commitments, borrowers may be unable to obtain capital through our platform and may turn to other sources for their borrowing needs. Below are key metrics for each quarter since the Acquisition reflecting our efforts in retaining current users and attracting new users:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Reinvestment of existing investors	106	85	233	225	252	73	235	353
Reinvestment rate of existing investors	67.95%	47.22%	95.10%	87.51%	63.83%	57.21%	45.25%	49.58%
Number of new investors	23	95	12	17	77	308	94	46
Total number of investors	156	180	245	271	329	381	329	359
Average loan amount of each investor	$25,095	$36,055	$81,400	$94,527	$76,500	$23,450	$7,580	$11,156
Average number of total loans held by each investor	3.68	4.94	10.00	17.24	8.31	6.00	6.95	6.37

The table below shows key metrics pertaining to each type of participants on our platform.

		For the Three Months Ended
		September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31,2017	December 31, 2016
Re-Borrowing rate of existing borrowers	Individuals	-	15%	45%	5%	-	25%	29%	5%
	SMEs	7%	10%	43%	28%	50%	19%	0%	21%
	Assigned loans	-	-	7%	30%	52%	0%	0%	0%
Number of new borrowers	Individuals	6	25	209	1,775	1	3	2	120
	SMEs	6	9	72	2	10	34	10	11
	Assigned loans	-	-	-	196	218	114	0	0
Total number of borrowers	Individuals	6	26	256	1,775	1	4	10	126
	SMEs	30	39	108	66	41	42	16	14
	Assigned loans	-	-	-	202	247	114	0	0
Average loan amount of each borrower	Individuals	$11,862	$15,294	$25,254	$534	$1,417	$19,311	$17,129	$15,529
	SMEs	$128,121	$156,212	$124,156	$148,930	$296,127	$137,068	$145,157	$146,321
	Assigned loans	$-	$-	$-	$73,466	$52,737	$27,196	$-	$-
Total amount of loans	Individuals	$71,169	$397,635	$6,534,271	$947,315	$1,417	$77,244	$171,285	$1,956,601
	SMEs	$3,843,631	$6,092,288	$13,408,826	$9,829,377	$12,141,198	$5,756,843	$2,322,509	$2,048,491
	Assigned loans	$-	$-	$-	$14,840,155	$13,025,964	$3,100,300	$-	$-

As a result of the cessation of our relationship with our Credit Partners in March 2018, there was a significant decline in revenue from individual borrowers for the three months ended September 30, 2018 and June 30, 2018. Accordingly, fees from SME loans will continue to constitute the major source of our revenue in 2018 before we effectively increase the number of individual borrowers.

From time to time, our management and stockholders have invested in loans through our platform using their personal funds and may continue to do so in the future. The table below summarizes key metrics pertaining to loans invested in by our management and stockholders.

Quarter ended	Number of Investments	Total Amount of Investments	Average Amount of Investment
December 31, 2016	66	$745,907	$11,302
March 31, 2017	15	$61,484	$4,099
June 30, 2017	34	$263,482	$7,749
September 30, 2017	140	$1,045,949	$7,471
December 31, 2017	226	$804,986	$3,562
March 31, 2018	130	$966,718	$7,436
June 30, 2018	27	$105,970	$3,925
September 30, 2018	38	$10,050	$265

Prior to February 2018, each loan facilitated or assigned on our platform was guaranteed by unaffiliated third parties who were jointly and severally liable for the loan and/or secured by collateral provided by borrowers. None of the loans facilitated through our platform is guaranteed by any affiliate of our Company. To our knowledge, the unaffiliated third-party guarantors have not been compensated for providing the guaranty to our borrowers. In the case of borrowers referred by our Creditor Partners, they would provide the guaranty so that the borrowers could complete the transactions with them. In the case of direct borrowers, the guarantors were affiliates of the borrowers and had the incentive to facilitate the transactions for the benefits of the borrowers without being paid. Due to the local guidelines on the rectification and acceptance of internet lending information intermediaries by Sichuan province, we ceased cooperation with our Creditor Partners and began to focus on loan transactions solely between borrowers and investors. Currently, all the loans facilitated on our platform are unsecured.

We have adopted sales and marketing strategies aiming to enhancing our brand image in the online marketplace lending industry and the financing industry as a whole. Our sales and marketing efforts include event promotions, online marketing, user meetings and sales support. In addition, in order to increase our brand recognition among potential borrowers and investors, we have participated in industry or government organized forums and summits. Our recent borrower acquisition activities are primarily comprised of developing user base through our strategic alliance with Resgreen Group, a direct selling company based in Hunan, China, as well as identifying potential borrowers through online advertisement.

Our management reviews key metrics relating to acquisitions of investors and borrowers and adjust our investor and borrower acquisition strategies accordingly. The average acquisition costs for each quarter since the Acquisition are set forth in the table below.

Quarter ended	Average Customer Acquisition Cost Per Person
December 31, 2016	$13.90
March 31, 2017	$7.98
June 30, 2017	$3.79
September 30, 2017	$23.17
December 31, 2017	$17.76
March 31, 2018	$37.12
June 30, 2018	$12.88
September 30, 2018	$19.12

As compared with the quarter ended March 31, 2017, the average customer acquisition cost continuously decreased for the period through June 30, 2017, which was primarily due to (i) the temporary suspension of marketing activities from December 2016 to February 2017 when we updated and integrated our system with our custodian bank; (ii) the implementation of our cost efficient user acquisition strategy through cooperation with Resgreen and (iii) a decrease in offline marketing expenses as a result of the Interim Measures. The average customer acquisition cost for the three months ended December 31, 2017 and September 30, 2017 was higher than prior quarters, as we increased our marketing efforts to further expand our borrower and investor base. Because our marketing efforts primarily targeted on maintenance of existing customers during Chinese New Year, we did not attract as many new customers as the prior quarters, thus the average customer acquisition cost for the three months ended March 31, 2018 was the highest among all the quarters.

In light of various laws, regulations and rules to regulate the marketplace lending industry in China promulgated by multiple PRC governmental authorities, in particular the requirement not to increase the transaction volume of our platform, we reduced our spending on marketing and thereby caused the decrease in the average user acquisition cost for the three months ended June 30, 2018. However, the average cost has slightly increased in the three months ended September 30, 2018 because we focused on compliance rather than launching new loan products to attract new customers, which brought less new investors to our platform compared with the prior period.

We believe that our current acquisition cost is below the average cost per person of the P2P lending industry in China. As we continue to grow our borrower and investor base in the future, these costs may go above industry level if our customer acquisition strategy turns out to be inefficient under future market conditions.

The regulatory environment for the marketplace lending industry in China is evolving and creates both challenges and opportunities that could affect our results of operations. Most recently, multiple PRC government authorities have published and promulgated various regulations and rules to further regulate the marketplace lending industry in China. See “Recent Regulatory Development” above and “Business—Regulations” in the Annual Report.

We have been closely tracking the development and implementation of new regulations and rules likely to affect us. These requirements have created entry barriers for many marketplace lending companies in China and further differentiated us from our competitors. We will continue to ensure timely compliance with new regulations and rules, and we believe that such timely compliance with these newly promulgated regulations and rules will provide us with a competitive advantage in the marketplace lending industry in China. Our operations may need to be further modified to comply with relevant PRC laws and regulations on marketplace lending as the regulatory regime for this sector continues to evolve. See “Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China” in the Annual Report.

For other factors affecting our results of operations, please refer to “Risk Factors” in the Annual Report.

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	For the Three Months Ended September 30,
	2018	2017	Change
	(unaudited)	(unaudited)
Revenues	$71,508	$117,168	$(45,660)
Gross revenues	71,508	117,168	(45,660)

Operating expenses
Selling, general and administrative expenses	(782,451)	(379,410)	(403,041)
Amortization of intangible assets	(86,791)	(163,749)	76,958
Total operating expenses	(869,242)	(543,159)	(326,083)
Loss from operations	(797,734)	(425,991)	(371,743)
Other income, net	7,729	778	6,951
Net Loss	$(790,005)	$(425,213)	$(364,792)

Revenues

We generate revenues primarily from transaction fees from borrowers and service fees from investors by matching investors with borrowers on our platform. For the three months ended September 30, 2018, we charged borrowers transaction fees ranging from 0.38% to 3.00% of the loan amount, which fees are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. The transaction fee rate charged to borrowers vary based on the amount and term of loan facilitated.

We also charge our investors a service fee from 8.00% of the interest that investors receive and the service fees are paid when the investors receive interest payments.

As a result of Sichuan local guidelines and the Checklist on the rectification and acceptance of internet lending information, including the requirement not to increase the existing transaction volume of our platform, we do not expect a significant increase in our revenue before the regulators lift the limitation on the transaction volume.

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$71,508	$117,168
- Transaction fees from borrowers	65,021	56,246
- Transaction fees from Creditor Partners	-	50,330
- Service fees from investors	6,487	10,592

We witnessed a decrease in revenue during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, which was mainly due to the decrease of transaction volume. The analysis of such decrease is as follows:

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the three months ended September 30, 2018 and 2017, the transactions fees from borrowers averaged 1.66% and 0.46% of the total loan amounts, respectively. The increase in the average transaction fee percentage was primarily a result of higher transaction fee rate charged on loans that were no longer secured by guaranty due to cessation of our cooperation with Creditor Partners in March 2018.

Transaction fees from borrowers accounted for 90.9% and 47.7% of our total revenue for the three months ended September 30, 2018 and 2017, respectively. Due to the cessation of our loan assignment services, transaction fees earned from borrowers as a percentage of total revenue increased during the three months ended September 30, 2018 as compared with that for the same period ended September 30, 2017.

Transaction Fees from Creditor Partners

We started loan transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018. As a result, we did not earn any transaction fees from Creditor Partners for the three months ended September 30, 2018.

Service Fees from Investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors decreased as a result of the decrease in the amount of loans in the three months ended September 30, 2018 as compared to the same period in 2017. Service fees from investors accounted for 9.1% of our total revenue for the three months ended September 30, 2018, a decrease of 0.1% as compared to the same period in 2017, attributable to the increase in transaction fees earned from borrowers.

We may adjust the interest rates on the loan products based on market rates from time to time, which will likely affect the service fees we receive from investors. Due to the promulgation of new regulations and rules, we do not expect a significant increase in revenue from matching services before we effectively increase the number of individual borrowers. As a result, the service fee from investors will not witness a significant increase as the service fee is directly related to the transaction volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee surcharge, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses increased from $379,410 for the three months ended September 30, 2017 to $782,451 for the three months ended September 30, 2018, representing an increase of $403,041. The increase mainly consisted of an increase of salary and employee benefits of $173,248 caused by the increase of employees for the three months ended September 30, 2018 and an increase of audit, legal and other expenses of $241,487 incurred by the Company as a public company.

Amortization of Intangible Assets

Intangible amortization for three months ended September 30, 2018 was $86,791 as compared to $163,749 for the three months ended September 30, 2017, representing a decrease of $76,958. The decrease was attributable to the decreased net book value of platform as a result of the impairment charges of $2,000,175 recorded against platform for the year ended March 31, 2018.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2018 was $790,005, representing an increase of $364,792 from net loss of $425,213 for the three months ended September 30, 2017.

Results of Operations for the Six Months Ended September 30, 2018 Compared to the Six Months Ended September 30, 2017

	For the Six Months Ended September 30,
	2018	2017	Change
	(unaudited)	(unaudited)
Revenues	$196,534	$182,960	$13,574
Gross revenues	196,534	182,960	13,574

Operating expenses
Selling, general and administrative expenses	(1,754,720)	(671,729)	(1,082,991)
Amortization of intangible assets	(173,088)	(323,004)	149,916
Total operating expenses	(1,927,808)	(994,733)	(933,075)
Loss from operations	(1,731,274)	(811,773)	(919,501)
Other income, net	10,905	1,850	9,055
Net Loss	$(1,720,369)	$(809,923)	$(910,446)

Revenues

We generate revenues primarily from transaction fees from borrowers and service fees from investors by matching investors with borrowers on our platform. For the six months ended September 30, 2018, we charged borrowers transaction fees ranging from 0.38% to 3.00% of the loan amount, which fees are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. The transaction fee rate charged to borrowers vary based on the amount and term of loan facilitated.

We also charge our investors a service fee from 8.00% of the interest that investors receive and the service fee is paid when the investors receive interest payments.

As a result of the local guidelines and the Checklist on the rectification and acceptance of internet lending information issued by multi-governmental authorities including the requirement not to increase the existing transaction volume of our platform, we do not expect a significant increase in our revenue before the regulators lift the limitation on the transaction volume.

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2018 and 2017:

	For the Six Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Revenue	$196,534	$182,960
- Transaction fees from borrowers	180,885	99,135
- Transaction fees from Creditor Partners	-	66,993
- Service fees from investors	15,649	16,832

We witnessed a slight increase in revenue during the six months ended September 30, 2018 as compared with the six months ended September 30, 2017 as more fully discussed below:

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the six months ended September 30, 2018 and 2017, the transactions fees from borrowers averaged 1.74% and 0.55% of the total loan amounts, respectively. The increase in the average transaction fee percentage was primarily a result of higher transaction fee rate charged on loans that were no longer secured by guaranty due to cessation of our cooperation with Creditor Partners in March 2018.

Transaction fees from borrowers accounted for 92.0% and 54.2% of our total revenue for the six months ended September 30, 2018 and 2017, respectively. Due to the cessation of our loan assignment services since January 2018, transaction fees earned from borrowers as a percentage of total revenue increased during the six months ended September 30, 2018 as compared with that for the same period ended September 30, 2017.

Transaction Fees from Creditor Partners

We started loan transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018. As a result, we did not earn any transaction fees from Creditor Partners during the quarter ended September 30, 2018 while we earned transaction fees from Creditor Partners of $66,993 for the six months ended September 30, 2017.

Service Fees from Investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors decreased as a result of the decrease in the amount of loans in the six months ended September 30, 2018 as compared to the same period in 2017. Service fees from investors accounted for 8.0% of our total revenue for the six months ended September 30, 2018, a decrease of 1.2% in as compared to the same period in 2017, attributable to the continuous increasing in transaction fees earned from borrowers.

We may adjust the interest rates on the loan products based on market rates from time to time, which will likely affect the service fee we receive from investors. Due to the promulgation of new regulations and rules, we do not expect a significant increase in our operation performance in the matching services before we effectively increase the number of individual borrowers on our own. As a result, the service fee from investors will not witness a significant increase as the service fee is directly related to the transaction volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses increased from $671,729 for the six months ended September 30, 2017 to $1,754,720 for the six months ended September 30, 2018, representing an increase of $1,082,991. The increase mainly consisted of an increase of salaries and employee benefits of $280,109 and an increase of audit, legal and other expenses of $790,624 in connection with our IPO (which closed in March 2018, as described below) and other services for a public company.

Amortization of Intangible Assets

Intangible amortization for six months ended September 30, 2018 was $173,088 as compared to $323,004 for the six months ended September 30, 2017, representing a decrease of $149,916. The decrease was attributable to the decreased net book value of our platform as a result of the impairment charges of $2,000,175 recorded against our platform for the year ended March 31, 2018.

Net Loss

As a result of the foregoing, net loss for the six months ended September 30, 2018 was $1,720,369, representing an increase of $910,446 from net loss of $809,923 for the six months ended September 30, 2017.

Liquidity and Capital Resources

To date, we have financed our operations primarily through proceeds from IPO, stockholder loans, and cash flow from operations.

On March 16, 2018, we closed our IPO of 3,000,000 shares of common stock. On March 28, 2018, we sold additional 379,400 shares of common stock upon exercise of the underwriter’s over-allotment option. The offering price of the shares sold in the IPO was $4.00 per share. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds totaled approximately $12.2 million.

We had cash and cash equivalents of $10,066,074 as of September 30, 2018 as compared to $11,141,566 as of March 31, 2018. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions. In December 2017, we entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,308 and $159,218, respectively, to us for five years. The lines of credit are not interest-bearing, effective from January 2017. With the proceeds from our IPO and anticipated cash flows from operating activities, we believe that our cash position is sufficient to meet our liquidity needs for the next 12 months from the filing of this report.

	For the Six Months ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(1,581,719)	$(320,042)
Net Cash Used in Investing Activities	(69,743)	(412))
Net Cash Provided by Financing Activities	674,617	231,784
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(98,647)	4,241
Cash and Cash Equivalents at Beginning of Period	11,141,566	161,292
Cash and Cash Equivalents at End of Period	$10,066,074	$76,863

Cash Flow in Operating Activities

For the six months ended September 30, 2018, net cash used in operating activities was $1,581,719, which primarily comprised operating costs of $1,739,639 partially offset by revenue received of $157,920. The increase in net cash used in operating activities of $1,261,677 as compared to net cash used in operating activities of $320,042 for the six months ended September 30, 2017, primarily resulted from the increase in net loss of $910,446, netting off against a decrease of amortization of intangible assets of $149,916 and a decrease of shares issued from consulting services of $99,550.

Cash Flow in Investing Activities

We had net cash used in investing activities of $69,743 for the six months ended September 30, 2018, which primarily consisted of the payment of $27,271 for the purchase of office equipment and the payment of $42,472 for the software.

We had net cash used in investing activities of $412 for the six months ended September 30, 2017, which primarily consisted of the payment for the purchase of office equipment.

Cash Flow in Financing Activities

For the six months ended September 30, 2018, the net cash provided by financing activities was mainly the release of the deposit of $600,000 from the indemnification escrow account and proceeds from stockholders loans of $1,574,617, partially offset by repayments to stockholders of $1,500,000.

For the six months ended September 30, 2017, net cash provided by financing activities was mainly the proceeds from stockholder loans of $231,784.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

We prepare our unaudited consolidated financial statements in accordance with U.S GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our past experience, knowledge and assessments of current business and other conditions, our expectations regarding the future based on available information and assumptions.

There have been no material changes during the six months ended September 30, 2018 in our accounting policies from those previously disclosed in the Company’s Annual Report for the fiscal year ended March 31, 2018.

The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant assumptions and estimates used in the preparation of our unaudited condensed consolidated financial statements.

(a)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2018 and 2017, there has been no impairment charge against intangible assets.

(b)	Revenue recognition

We have adopted ASC 606 since the first quarter of 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

We have assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, our management concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to our unaudited condensed consolidated financial statements upon adoption of ASC 606.

We do not expect significant outstanding contracts to be completed within 12 months after March 31, 2018.

During the three and six months ended September 30, 2018 and 2017, we generated revenues primarily from service fees in matching investors with borrowers and for other services provided over the life of loans.

Borrowers and Creditor Partners — Transaction fees are paid by borrowers and Credit Partners to us for the work we perform through our platform. The amount of these fees is based upon the loan amount and other terms of the loan, including credit grade, maturity and other factors. The fees charged to borrowers and Creditor Partners are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) upon full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan.

Investors — We charge investors service fees on their actual investment returns. As a general practice, we receive the service fees upon the investors’ receipt of the interest payments. We recognize the revenue when loans have been repaid and investors have received their investment income.

(c)	Income taxes

We account for income taxes in accordance with the U.S. GAAP for income taxes. Under the asset and liability method as required by U.S. GAAP, the deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision or benefits for income taxes consists of tax estimated from taxable income plus deferred tax expense (benefits) if applicable.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forward. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. We did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2018 and March 31, 2018. As of September 30, 2018, the tax years ended December 31, 2013 through 2017 for our PRC subsidiaries remain open for statutory examination by PRC tax authorities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•	We had insufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements;

•	We did not have comprehensive accounting policies and procedures manual in accordance with U.S. GAAP; and

•	We did not have effective entity level control.

We intend to address the weaknesses identified above by (a) hiring additional accounting and finance staff to increase segregation of duties and (b) investing in technology infrastructure to support our financial reporting function.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senmiao Technology Limited

Dated: November 14, 2018	By:	/s/ Xi Wen
Name: Xi Wen
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Xiaoyuan Zhang
Name: Xiaoyuan Zhang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

