Form 10-Q
period 2018-12-31
Senmiao Technology Ltd
filed 2019-02-19
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

As of February 15, 2019, there were 25,879,400 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;

•	the growth of disposable household income and the availability and cost of credit available to finance car purchases;

•	the growth of China's automobile and automobile financing and leasing industries;

•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

•	our expectations regarding demand for and market acceptance of our products and services;

•	our expectations regarding our customer base;

•	our plans to invest in our automobile transaction and financing services business;

•	our relationships with our business partners;

•	competition in our industries; and

•	relevant government policies and regulations relating to our industries.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this report and our other periodic reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31, 2018	March 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,291,719	$11,141,566
Accounts receivable	88,555	-
Prepayments, receivables and other assets	2,118,542	70,421
Escrow receivable due within one year	600,000	-
Due from a related party	66,453	-
Total Current Assets	12,165,269	11,211,987

Property and equipment, net	63,930	8,872

Other Assets
Intangible assets, net	1,556,920	1,953,223
Escrow receivable	-	1,200,000
Deposits for intangible assets	416,112	-
Total Assets	$14,202,231	$14,374,082

LIABILITIES AND EQUITY
Current Liabilities
Borrowings from financial institutions	$213,877	$-
Advances from customers	44,901	-
Accrued expenses and other liabilities	1,071,516	404,604
Due to stockholders	1,054,025	1,090,808
Due to related parties and affiliates	1,286,786	-
Total Current Liabilities	3,671,105	1,495,412

Borrowings from financial institutions, noncurrent	227,985	-

Total Liabilities	3,899,090	1,495,412

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 shares issued and outstanding at December 31, 2018 and March 31, 2018)	2,588	2,588
Additional Paid-in capital	23,657,407	23,611,512
Accumulated deficit	(12,973,371)	(10,481,669)
Accumulated other comprehensive loss	(386,524)	(253,761)
Total Stockholders’ Equity	10,300,100	12,878,670

Noncontrolling interests	3,041	-

Total Equity	10,303,141	12,878,670
Total Liabilities and Equity	$14,202,231	$14,374,082

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$209,857	$152,538	$406,391	$335,498
Gross revenues	209,857	152,538	406,391	335,498

Operating expenses
Selling, general and administrative expenses	(926,358)	(288,620)	(2,681,078)	(960,349)
Amortization of intangible assets	(60,488)	(165,206)	(233,576)	(488,210)
Total operating expenses	(986,846)	(453,826)	(2,914,654)	(1,448,559)

Loss from operations	(776,989)	(301,288)	(2,508,263)	(1,113,061)

Other income, net	14,936	71	25,841	1,921
Interest expense	(6,239)	-	(6,239)	-

Net Loss	(768,292)	(301,217)	(2,488,661)	(1,111,140)
Net income attributable to noncontrolling interests	(3,041)	-	(3,041)	-

Net loss attributable to stockholders	(771,333)	(301,217)	(2,491,702)	(1,111,140)

Other comprehensive (loss) income
Foreign currency translation adjustment	(26,063)	207,125	(132,763)	537,173
Comprehensive Loss	(797,396)	(94,092)	(2,624,465)	(573,967)

Less: total comprehensive income attributable to noncontrolling interests	(3,041)	-	(3,041)	-
Total comprehensive loss attributable to stockholders	$(794,355)	$(94,092)	$(2,621,424)	$(573,967)

Weighted average number of common stock
Basic and diluted	25,879,400	22,500,000	25,879,400	21,669,455

Loss per share
Basic and diluted loss for the period	$(0.03)	$(0.01)	$(0.10)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,488,661)	$(1,111,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	8,667	2,615
Amortization of intangible assets	233,576	488,210
Shares issued to three individuals for consulting services	-	99,550
Changes in operating assets and liabilities:
Accounts receivable	(65,861)	-
Prepayments, receivables and other assets	(256,244)	6,797
Due from a related party	(1,441)	107,141
Accrued expenses and other liabilities	107,872	(10,818)
Net Cash Used in Operating Activities	(2,462,092)	(417,645)

Cash Flows from Investing Activities:
Purchases of property and equipment	(28,241)	(412)
Purchases of intangible assets	(421,022)	-
Net Cash Used in Investing Activities	(449,263)	(412)

Cash Flows From Financing Activities:
Proceeds borrowed from stockholders	1,974,617	335,092
Repayments to stockholders	(1,900,000)	-
Release of escrow receivable	600,000	-
Proceeds borrowed from related parties and affiliates	290,183	-
Repayments of noncurrent borrowings from financial institutions	(16,929)	-
Cash acquired from acquisition	213,644	-
Net Cash Provided by Financing Activities	1,161,515	335,092

Effect of exchange rate changes on cash and cash equivalents	(100,007)	6,875

Net decrease in cash and cash equivalents	(1,849,847)	(76,090)
Cash and cash equivalents at beginning of period	11,141,566	161,292
Cash and cash equivalents at end of period	$9,291,719	$85,202

Supplemental Cash Flow Information
Cash paid for interest expense	$6,239	$-
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
Unpaid property and equipment purchases	$-	$-
IPO expenses paid by the Company’s stockholders	$70,687	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operate its businesses in two segments: (i) online lending services through its variable interest entity (“VIE”), Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in the People’s Republic of China (“PRC” or “China”) which facilitates loan transactions between Chinese investors and individual and small-to-medium-sized enterprise (“SME”) borrowers; and (ii) automobile transaction and financing services focusing on the ride-hailing industry in China through its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company and its VIE, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). The Company’s executive offices are located in Chengdu, Sichuan province, China. The Company undertakes substantially all of its business activities in China through WFOE (as defined below), Hunan Ruixi. Jinkailong and Sichuan Senmiao.

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer (“P2P”) platform (including website, internet content provider license, operating systems, servers, and management system) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. On July 28, 2017, the Company established a wholly-owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“WFOE”) in China. Sichuan Senmiao was established in China in June 2014.

On September 18, 2017, the Company entered into a series of agreements (“VIE Agreements”) with Sichuan Senmiao and its equity holders (the “Sichuan Senmiao Shareholders”) through WFOE to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for the Sichuan Senmiao Shareholders’ commitment to perform their obligations under the VIE Agreements, the Company issued an aggregate of 45,000,000 shares of its common stock to the Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017.

On November 21, 2018, the Company entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi (“Hunan Ruixi Shareholders”), pursuant to which the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the equity interest of Hunan Ruixi for no consideration. The Company closed the acquisition on November 22, 2018 and made a working capital contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement.

Hunan Ruixi holds a financial leasing license and anticipates to  engage in automobile financial leasing services and automobile sales in the first half of 2019. Hunan Ruixi also controls Jinkailong through its 35% equity interest and a voting agreement with Jinkailong’s other shareholders. Jinkailong is an automobile transaction and financing services company in China, which primarily targets the drivers in the ride-hailing service sector and facilitates automobile sales and financing transactions for its clients and provides relevant after- transaction services to them.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the date of these financial statements:

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay WFOE service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. There are no unrecognized revenue-producing assets that are held by Sichuan Senmiao.

Each of the VIE Agreements is described in details below:

Equity Interest Pledge Agreement

WFOE, Sichuan Senmiao and the Sichuan Senmiao Shareholders entered into an Equity Interest Pledge Agreement, pursuant to which the Sichuan Senmiao Shareholders pledged all of their equity interest in Sichuan Senmiao to WFOE in order to guarantee the performance of Sichuan Senmiao’s obligations under the Exclusive Business Cooperation Agreement as described below. During the term of the pledge, WFOE is entitled to receive any dividends declared on the pledged equity interest of Sichuan Senmiao. The Equity Interest Pledge Agreement terminates when all contractual obligations under the Exclusive Business Cooperation Agreement have been fully performed.

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered by and among the Company, WFOE, Sichuan Senmiao and each of Sichuan Senmiao Shareholders, WFOE will provide Sichuan Senmiao with complete technical support, business support and related consulting services for 10 years ended September 18, 2027. The Sichuan Senmiao Shareholders and Sichuan Senmiao will not engage any third party for the same or similar consultation services without WFOE’s prior consent. Further, the Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. WFOE may terminate the Exclusive Business Cooperation Agreement at any time upon prior written notice to Sichuan Senmiao and the Sichuan Senmiao Shareholders.

Exclusive Option Agreement

Pursuant to an Exclusive Option Agreement entered by and among WFOE, Sichuan Senmiao and the Sichuan Senmiao Shareholders, the Sichuan Senmiao Shareholders have granted WFOE an exclusive option to purchase at any time their equity interests in Sichuan Senmiao at a purchase price equal to the capital paid by the Sichuan Senmiao Shareholders in whole or at a pro-rated price for any partial purchase. The Exclusive Option Agreement terminates after 10 years ending September 18, 2027 but can be renewed by WFOE at its discretion.

Powers of Attorney

Each of the Sichuan Senmiao Shareholders has signed a power of attorney (the “Power of Attorney”), pursuant to which, each of the Sichuan Senmiao Shareholders has authorized WFOE to act as his or her exclusive agent and attorney with respect to all rights of such individual as a shareholder of Sichuan Senmiao, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights that shareholders are entitled to under PRC laws and the Articles of Association of Sichuan Senmiao, including but not limited to voting, sale, transfer, pledge and disposition of the equity interests of Sichuan Senmiao,; and (c) designating and appointing the legal representative, chairperson, director, supervisor, chief executive officer and other senior management members of Sichuan Senmiao. The Power of Attorney has the same term as the Exclusive Option Agreement.

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

VIE Agreements with Sichuan Senmiao (continued)

The Company has concluded that it should consolidate the financial statements with Sichuan Senmiao because it is Sichuan Senmiao’s primary beneficiary based on the Power of Attorney from the Sichuan Senmiao Shareholders, who assigned their rights as shareholders of Sichuan Senmiao to WFOE, the Company’s wholly-owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, directors, supervisors and senior management of Sichuan Senmiao. As a result, the Company, through its WFOE, is deemed to hold all of the voting equity interests in Sichuan Senmiao. Pursuant to Exclusive Business Cooperation Agreement, WFOE shall provide complete technical support, business support and related consulting services for 10 years. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan to provide financial support to Sichuan Senmiao were considered in determining that the Company is the primary beneficiary of Sichuan Senmiao. Accordingly, the financial statements of Sichuan Senmiao are consolidated in the Company’s consolidated financial statements.

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

Voting Agreement with Jinkailong’s Other Shareholders

In addition to obtaining 35% equity interests in Jinkailong, Hunan Ruixi, Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests entered into a voting agreement, as amended (the “Voting Agreement”), pursuant to which all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for a period of 20 years, ending on August 25, 2038.

The Company has concluded that it should consolidate the financial statements with Jinkailong because it is Jinkailong’s primary beneficiary based on the Voting Agreement. Though not explicit in the business cooperation agreement by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, the Company may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreement and the Company’s plan to provide financial support to Jinkailong were considered in determining that the Company is the primary beneficiary of Jinkailong. Accordingly, the financial statements of Jinkailong are consolidated in the Company’s consolidated financial statements.

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of December 31, 2018 and March 31, 2018 are as follows:

	December 31, 2018	March 31, 2018
	(unaudited)
Total assets	$10,984,820	$10,425,056
Total liabilities	$5,533,128	$1,413,485

Net revenue, net income, operating, investing and financing cash flows of the VIEs that were included in the Company's consolidated financial statements for the nine months ended December 31, 2018 and 2017 are as follows:

	For the Nine Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
Net revenue	$406,391	$335,498
Net loss	$(918,449)	$(1,011,590)
Net Cash Used in Operating Activities	$(1,151,386)	$(417,645)
Net Cash Used in Investing Activities	$(7,623)	$(412)
Net Cash Provided by Financing Activities	$2,355,660	$335,092

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The interim unaudited condensed consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The unaudited interim financial information as of December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on June 29, 2018.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2018, its unaudited results of operations for the three and nine months ended December 31, 2018 and 2017, and its unaudited cash flows for the nine months ended December 31, 2018 and 2017, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the WFOE and Ruixi. All inter-company accounts and transactions have been eliminated in consolidation.

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

The reporting currency of the Company and its subsidiaries is U.S. dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$, because that is the primary and functional currency where all entities operate.

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31, 2018	March 31, 2018
Balance sheet items, except for equity accounts	6.8776	6.2807

	For the Nine Months Ended December 31,
	2018	2017
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7008	6.7146

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The following are some of the areas requiring significant judgments and estimates: determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts, valuation of deferred tax assets and estimated fair value used in business acquisition.

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

As of December 31, 2018 and March 31, 2018, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, receivables and other assets, escrow receivables, due from a related party, borrowings from financial institutions, other liabilities, due to stockholders and due to related parties, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

(f)	Business combinations and noncontrolling interests

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 "Business Combinations." The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by the Company and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total costs of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements.

For the Company's non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to noncontrolling interests are also recorded as noncontrolling interests in the Company's consolidated balance sheets and consolidated statements of operations and comprehensive loss. Cash flows related to transactions with noncontrolling interests are presented under financing activities in the unaudited condensed consolidated statements of cash flows.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services. During the three months ended December 31, 2018, the Company acquired Hunan Ruixi and its VIE and evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 1 and 14.

(h)	Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

(i)	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, which are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018, the Company determined no allowance for doubtful accounts was necessary for accounts receivable.

(j)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobile	4 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and nine months ended December 31, 2018 and 2017, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated income statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years
Software	5-7 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended December 31, 2018 and 2017, there was no impairment charge against intangible assets.

(l)	Loss per share

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

(m)	Revenue recognition

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

As of December 31, 2018, the Company had outstanding contracts for automobile transaction and financing services amounting to $1,533,754, of which $764,575 is expected to be completed within 12 months after December 31, 2018, and $769,179 were expected to be completed over 12 months after December 31, 2018.

During the three and nine months ended December 31, 2018 and 2017, the Company generated revenues primarily from transaction and service fees earned from online lending services, facilitation fees earned from third party sales teams or automobile purchasers for facilitation of sales of automobiles, service fees earned from automobile purchasers throughout  the purchase process, management and guarantee fees provided for  automobile purchasers and service fees earned from other automobile transaction related services. The following table sets forth the disaggregation of revenues for the three and nine months ended December 31, 2018 and 2017:

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue recognition (continued)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Online Lending Services
- Transaction fees	$80,564	$141,014	$261,450	$307,142
- Service fees	10,557	11,524	26,205	28,356
Automobile Transaction and Financing Services
- Service fees from automobile purchase services	70,654	-	70,654	-
- Facilitation fees from automobile transaction	16,424	-	16,424	-
- Service fees from management and guarantee services	21,332	-	21,332	-
- Other Service fees	10,326	-	10,326	-
	$209,857	$152,538	$406,391	$335,498

Online Lending Services

Transaction fees – Transaction fees are paid by borrowers to the Company for the work the Company performs through its platform. The amount of these fees is based upon the loan amount, maturity and the credit grade of borrowers. The fees charged to borrowers are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan. The Company recognizes the revenue when loans have been disbursed to borrowers or borrowers have repaid their principal or interest of loans.

Service fees — The Company charges investors service fees on their actual investment payments. The Company generally receives the service fees upon the investors’ receipt of their investment returns. The Company recognizes the revenue when loans have been repaid and investors have received their investment income.

Automobile Transaction and Financing Services

Facilitation fee from automobile transaction – Facilitation fees from automobile purchase services are paid by our customers including third-party sales teams or the automobile purchasers for the facilitation of the sales of automobiles. The Company attracts automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, the Company charges the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. The Company recognizes the revenue when the titles are transferred to the owners. Relating to sales facilitated between automobile purchasers and dealers, the Company charges the fees to the automobile purchasers. The Company recognizes the revenue when the titles are transferred to the owners. The amount of the fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

Service fees from automobile purchase services– Services fees from automobile purchase services are paid by automobile purchasers for a series of the services throughout the purchase process such as registration of license plates and permits from the relevant government authorities, insurance referral, and assistance with applications to financial institutions to finance the purchase. The amount of these fees is based on the total quoted price of the automobiles and relevant services provided, actual expenditure to fulfill those services and other factors of the automobiles. The Company recognizes the revenue when all the services are completed and the automobile is delivered to the purchaser.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Revenue recognition (continued)

Service fees from management and guarantee services – A majority of the Company’s customers are the drivers who provide ride-hailing services over an internet service platform, and such drivers are required to sign affiliation agreements with the Company in order for them to be able to provide such services through the online platform. The Company will provide them with management services during the affiliation period. Service fees for management and guarantee services are paid by automobile purchasers on a monthly basis for the management and guarantee  services provided during the affiliation period. In addition, the Company provides guarantee on the lease/loan payments (including principal and interest) of certain automobile purchasers under the financing agreements with financial institutions during the affiliation period. The Company recognizes the revenue over the affiliation period when performance obligations are completed.

(n)	Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of employee salaries and benefits, office rental expenses, travel expenses, customer verification and credit assessment costs and platform maintenance costs.

(o)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2018 and March 31, 2018. As of December 31, 2018, the tax years ended December 31, 2013 through 2017 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(p)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments. As of December 31, 2018, and March 31, 2018, the balance of accumulated other comprehensive loss were $386,524 and $253,761, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Leases

Leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases expense and is included in the unaudited condensed consolidated statements of operations on a straight-line basis over the term of the leases. The Company had no capital leases for the three and nine months ended December 31, 2018 and 2017.

(r)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On December 31, 2018, approximately $5,320,000 was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On December 31, 2018 and March 31, 2018, approximately $3,980,000 and $180,000, respectively, were deposited in financial institutions located in mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.	In measuring the credit risk of guarantee services to automobile purchasers, the Company mainly reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers default their payments for more than three months. Thus, 100% allowances are recorded as a reserve against the balance due from automobile purchasers and may have to provide accrual for additional liabilities. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance when necessary.

However, as the Company commenced the automobile transactions and financing services for less than one year, there was no sufficient historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. As at December 31, 2018, the maximum contingent liabilities the Company exposed to would be $9,784,719 if all the automobile purchasers defaulted. Automobiles are used as collaterals to secure the payment obligations of the automobile purchases under the financing agreements. The Company estimated the fair market value of the collaterals to be approximately $8,497,000 as at December 31, 2018, based on the market price and the useful life of such collaterals, which represent about 87% of the contingent liabilities.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r)	Significant risks and uncertainties(continued)

3)	Foreign currency risk

As of December 31, 2018, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $5,320,000 in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

4)	VIE risk

It is possible that the VIE Agreements among Sichuan Senmiao, WFOE, and the Sichuan Senmiao Shareholders would not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over the VIE. Consequently, the VIE’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. As a result, the Company’s cash flows, financial position, and operating performance would be materially and adversely affected. The Company’s contractual arrangements with Sichuan Senmiao, WFOE, and the Sichuan Senmiao Shareholders are approved and in place. Management believes that such contracts are enforceable, and considers it is less likely that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts unenforceable.

The Company's operations and businesses rely on the operations and businesses of its VIE, which holds certain recognized revenue-producing assets including the platform, customer relationship and goodwill. The VIE also has an assembled workforce, focused on customer verification and credit assessment, the costs of which are expensed as incurred. The Company’s operations and businesses may be adversely impacted if the Company loses the ability to use assets held by its VIE.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(s)	Recently issued accounting standards

The Company adopted ASC 606 in three and nine months ended December 31, 2018 using the modified retrospective approach. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Amendments to the ASC 842 Leases. This update requires the lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for fiscal years and any interim periods within those fiscal years beginning after December 15, 2018. Management is evaluating the effect on the Company’s unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its unaudited condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows of the Company.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITION OF HUNAN RUIXI AND ITS VIE

On November 21, 2018, the Company entered into the Investment Agreement with Hunan Ruixi and the Hunan Ruixi Shareholders. Pursuant to the Investment Agreement, among other things, the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the outstanding equity interest in Hunan Ruixi for no consideration. The Company closed the acquisition on November 22, 2018 and made a capital contribution of $6 million in Hunan Ruixi, representing 60% of the registered capital of Hunan Ruixi. The Company will be entitled to vote and receive profits based on its equity interest ownership in Hunan Ruixi and the right of first refusal for any issuance of new equity of Hunan Ruixi.

The acquisition had been accounted for as a business combination and the results of operations of Hunan Ruixi have been included in the Company's unaudited condensed consolidated financial statements from the acquisition date. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on an independent valuation report and management's experiences with similar assets and liabilities. The following table summarizes the fair values for major classes of assets acquired and liabilities assumed at the date of acquisition:

Fair value

Net assets acquired (i)	$45,895
Gain from acquisition of Hunan Ruixi and its subsidiary	-
Noncontrolling interests (ii)	-
Total purchase consideration	$-

(i)	Net assets acquired primarily include cash and cash equivalents of $213,645, other current assets of $1,774,725, property and equipment of $36,384, other current liabilities of $607,558 and borrowings from third parties of $1,439,750.
(ii)	Fair value of the noncontrolling interests is estimated with reference to the purchase price per share as of the acquisition date.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS

As of December 31, 2018, and March 31, 2018, the prepayments, receivables and other assets were comprised of the following:

	December 31, 2018	March 31, 2018
	(unaudited)

Due from automobile purchasers*	$1,634,168	$-
Deposit	228,138	-
Prepaid expenses	127,030	44,861
Loans to employees	-	2,718
Others	129,206	22,842
	$2,118,542	$70,421

*	The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments.

5.	INTANGIBLE ASSETS, NET

As of December 31, 2018, and March 31, 2018, the intangible assets consisted of customer relationship, platform and software.

	Useful life	December 31, 2018	March 31, 2018
		(unaudited)

Customer relationship	10	$383,159	$419,573
Platform	7	4,103,195	4,493,151
Software	5-7	78,050	84,545
Intangible assets		4,564,404	4,997,269
Less: Accumulated amortization		(1,180,902)	(1,043,871)
Impairment		(1,826,582)	(2,000,175)
Intangible assets, net		$1,556,920	$1,953,223

Amortization expense totaled $60,488 and $165,206 for the three months ended December 31, 2018 and 2017, respectively. Amortization expense totaled $233,576 and $488,210 for the nine months ended December 31, 2018 and 2017, respectively.

The following table sets forth the Company’s amortization expenses for the twelve months ending December 31 of the following years:

Amortization expenses

Twelve months ending December 31, 2019	$303,579
Twelve months ending December 31, 2020	303,579
Twelve months ending December 31, 2021	303,579
Twelve months ending December 31, 2022	303,579
Twelve months ending December 31, 2023 and thereafter	342,604
$1,556,920

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	DEPOSITS FOR INTANGIBLE ASSETS

As of December 31, 2018, the balance of deposits for intangible assets of $416,112 represented the deposit paid for the development of software to be used in the Company’s online lending platform. The balance will be recognized as intangible assets and amortized over the estimated useful life upon the completion of installation and testing of the software.

7.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

As of December 31, 2018, and March 31, 2018, the balances of borrowings from certain financial institutions are comprised of the following.

	December 31, 2018	March 31, 2018
	(unaudited)

Borrowings from financial institutions, current	$213,877	$-

Borrowings from financial institutions, noncurrent	$227,985	$-

The borrowings from certain financial institutions represented the difference between the actual proceeds disbursed by the financial institutions to the VIE of Hunan Ruixi and the total principal to be responsible for and repaid by the automobile purchasers. The difference of $441,862 was the remaining balance of over-advanced payments by the financial institutions at December 31, 2018, of which $227,985 to be repaid over a period of 13 to 27 months with interest rates ranging between 6.2% and 8.1% per year. The current portion of $213,877 was classified as current liabilities.

The interest expense for the three months and nine months ended December 31, 2018 was $2,993.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2018	March 31, 2018
	(unaudited)

Accrued payroll and welfare	$484,295	$195,695
Loan repayments received on behalf of financial institutions (i)	298,660	-
Other payable (ii)	112,152	194,943
Accrued insurance expenses	98,583	-
Customer deposit	38,071	8,495
Accrued bank charges	20,507
Other tax payable	12,209	5,471
Accrued rental fees	7,039	-
	$1,071,516	$404,604

(i)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions as of December 31, 2018.

(ii)	The balance of other payable represented amount due to suppliers and vendors.

9.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company has recorded the contribution in salary and employee charges when incurred. The contributions made by the Company were $26,501 and $11,296 for the three months ended December 31, 2018 and 2017, respectively. The contributions made by the Company were $66,459 and $26,236 for the nine months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, and March 31, 2018, the Company did not make adequate employee benefit contributions in the amount of $294,889 and $150,205. The Company accrued the amount in accrued payroll and welfare.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	EQUITY

Warrants

The registration statement relating to the Company’s initial public offering (“IPO”) also included the underwriter’s common stock purchase warrants to purchase 337,940 shares of common stock. Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of December 31, 2018, the underwriter has not exercised the warrants.

Restricted Stock Units

On July 31, 2018, the board of directors of the Company approved the issuance of 5,000 restricted stock units (“RSUs”) to each of the five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2019. Total RSUs granted to the five directors were 25,000 for an aggregate fair value of $117,750. Pursuant to the Restricted Stock Unit Award Agreements (“Award Agreements”) on August 3, 2018, the RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the Award Agreements, provided that the director remains in service as a director through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) a change in control and (ii) the director’s cessation as a director of the Company due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the director’s death or disability.

As of December 31, 2018, the first installment of RSUs has vested and the Company accounted for the vested RSUs as an addition to both expenses and additional paid-in capital. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

A summary of RSU activity for the nine months ended December 31, 2018 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Balance of RSUs outstanding at March 31, 2018	-	-
Grants of RSUs	25,000	4.42
Vested RSUs	(6,250)	4.42
Forfeited RSUs	(7,500)	4.42
Balance of unvested RSUs at December 31, 2018	11,250	$4.42

Total compensation expense for the three and nine months ended December 31, 2018 was approximately $0 and $27,625, respectively. Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the three and nine months ended December 31, 2018. The Company has an aggregate of 11,250 of unrecognized RSUs as of December 31, 2018 to be expensed over a weighted average period of nine months.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company (“Annual Meeting”) held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the Board, will  be responsible for the general administration of the Equity Incentive Plan. All Awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of the date of this report, no awards have been granted under the plan.

11.	INCOME TAXES

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES (CONTINUED)

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to reevaluate all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to December 31, 2018, because the Company has cumulative foreign losses as of December 31, 2018.

The Company’s net operating loss for the nine months ended December 31, 2018 amounted to approximately $0.88 million. As of December 31, 2018, the Company’s net operating loss carryforward for U.S. income taxes was approximately $1.07 million. The net operating loss carryforward is available to reduce future years’ taxable income through year 2037. Management believes that the realization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of December 31, 2018, and March 31, 2018, valuation allowances for deferred tax assets were approximately $0.23 million and $0.04 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

WFOE and Sichuan Senmiao are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

During the nine months ended December 31, 2018 and 2017, there were no income taxes attributable to the operations in PRC. As of December 31, 2018, and March 31, 2018, the Company had net operating loss carryforwards of $2,948,285 and $1,512,341, respectively, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At December 31, 2018 and March 31, 2018, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2018	March 31, 2018
	(unaudited)
Net operating loss carryforwards in the PRC	$737,072	$378,085
Net operating loss carryforwards in the U.S.	228,181	43,021
Less: valuation allowance	(965,253)	(421,106)
	$-	$-

The Company evaluates its valuation allowance requirements at the end of each reporting period by reviewing all available evidence, both positive and negative, and considering whether, based on the weight of that evidence, a valuation allowance is needed. When circumstances cause a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in net income (loss). The future realization of the tax benefit of an existing deductible temporary difference ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryforward period available under applicable tax law.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Due from a related party

As of December 31, 2018, the balance of $66,453 due from a related party represented the amount paid on behalf of the Zhejiang Chemi Car Leasing Co., Ltd., (“Zhejiang Chemi”) for defaulted loan installments from Zhejiang Chemi's customers and other daily operation costs. Zhejiang Chemi’s general manager is the legal representative of Jinkailong. The balance was non-interest bearing.

2)	Due to stockholders

As of December 31, 2018, and March 31, 2018, the balance due to certain stockholders was $1,054,025 and $1,090,808, respectively. The balance is unsecured, interest-free and due on demand.

3)	Due to related parties and affiliates

As of December 31, 2018, the balance of $1,286,786 due to related parties comprised of $167,209 borrowings from two shareholders of the VIE of Hunan Ruixi. The balance bears an interest rate of 9.1% per annum and is payable in 2019. The balance of $1,119,577 comprised borrowings from the shareholders of the VIE of Hunan Ruixi, who obtained borrowings from the online P2P lending platform of Sichuan Senmiao and then loaned the money to the VIE of Hunan Ruixi. The balance bears interest rates ranging from 2.1% to 14.2% per annum and is due in the fiscal year of 2020.  The interest expense for the three months and nine months ended December 31, 2018 was $3,246.

4)	Related party transactions

Management and pre-IPO stockholders of the Company have invested in loans through the platform using their personal funds. The Company received service fees from its management and stockholders in the amount of $74 and $187, respectively, for the three months ended December 31, 2018 and 2017 and $472 and $412, respectively, for the nine months ended December 31, 2018 and 2017.

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,308 and $159,218, respectively, for five years. The lines of credit are non-interest bearing, effective from January 2017. During the three and nine months ended December 30, 2018, the Company repaid $0 and $500,000, respectively, to one stockholder.

During the nine months ended December 31, 2018, the Company paid listing expenses and stamp taxes on behalf of two stockholders who agreed to pay part of the Company’s expenses in connection with its IPO, in the amount of $70,687 and $7,881, respectively. During the three months ended December 31, 2018, the Company has not paid any listing expenses and stamp taxes on behalf of the stockholders. The Company accounted for those expenses as a deduction against the amount due to the stockholders.

In the year end March 31, 2017, the Company entered into two office lease agreements with one stockholder, both with the same term from January 1, 2017 to January 1, 2020. For the three months ended December 31, 2018 and 2017, the Company paid $11,278 and $28,857, respectively, to the stockholder for rental expenses. For the nine months ended December 31, 2018 and 2017, the Company paid $69,182 and $85,277, respectively, to the stockholder for rental expenses.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the nine months ended December 31, 2018, the Company terminated five lease agreements for its offices and three apartments expiring through January 20, 2020. No penalties were levied on the termination of the lease agreements. In addition, the Company entered into new lease agreements to lease its offices under seven lease agreements expiring through December 2023 and leased two apartments for management members expiring in April 2019. The following table sets forth the Company’s lease obligations as of December 31, 2018 in future periods:

Rental payments
Year ending December 31, 2019	$300,004
Year ending December 31, 2020	297,694
Year ending December 31, 2021	191,969
Year ending December 31, 2022	141,229
Year ending December 31, 2023 and thereafter	39,973
$970,869

Rental expenses totaled $47,149 and $33,080 for the three months ended December 31, 2018 and 2017, respectively. Rental expenses totaled $113,518 and $92,515 for the nine months ended December 31, 2018 and 2017, respectively.

2)	Purchase Commitments

On December 29, 2018, Hunan Ruixi entered into three purchase contracts with automobile dealers for the purchase of 140 automobiles in the aggregate purchase price of approximately $1.2 million. These transactions will be completed in 2019.

14.	SEGMENT INFORMATION

The Company presents segment information after elimination of inter-company transactions. In general, revenue, cost of revenue and operating expenses are directly attributable, or are allocated, to each segment. The Company allocates costs and expenses that are not directly attributable to a specific segment, such as those that support infrastructure across different segments, to different segments mainly on the basis of usage, revenue or headcount, depending on the nature of the relevant costs and expenses. The Company does not allocate assets to its segments as the CODM does not evaluate the performance of segments using asset information.

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the nine months ended December 31, 2018:

	For the Nine Months Ended December 31,
	Online Lending Services	Automobile Transactions and Financing Services	Unallocated	Consolidated
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$287,655	$118,736	$-	$406,391
Loss from operations	$(1,584,550)	$(7,997)	$(915,716)	$(2,508,263)
Loss before income taxes	$(1,583,630)	$(3,268)	$(901,763)	$(2,488,661)
Net loss	$(1,583,630)	$(3,268)	$(901,763)	$(2,488,661)

Details of the Company's revenue by segment are set out in Note 2(m).

As of December 31, 2018, the Company’s total assets were comprised of $3,749,294 for online lending services, $4,341,305 for automobile transaction and financing services, and $6,111,632 unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(unaudited)
ASSETS
		-
Current Assets
Cash and cash equivalents	$5,319,126	$10,961,071
Prepayments, receivables and other assets	33,651	39,964
Due from investors	1,900,000	-
Escrow receivable due within one year	600,000	-
Total Current Assets	7,852,777	11,001,035

Other Assets
Escrow receivable	-	1,200,000
Deposit in intangible assets	230,000	-
Investment in subsidiaries	2,436,747	830,562
Total Assets	$10,519,524	$13,031,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total Liabilities	$216,383	$152,927

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,879,400 shares issued and outstanding at December 31, 2018 and March 31, 2018)	2,588	2,588
Additional paid-in capital	23,657,407	23,611,512
Accumulated deficit	(12,973,371)	(10,481,669)
Accumulated other comprehensive loss	(386,524)	(253,761)
Total Stockholders’ Equity	10,300,100	12,878,670

Noncontrolling interests	3,041	-
Total Equity	10,303,141	12,878,670

Total Liabilities and Equity	$10,519,524	$13,031,597

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	PARENT-ONLY FINANCIALS (CONTINUED)

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Nine Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)

General and administrative expenses	$(887,662)	$-
Other income, net	5,948	-
Equity of loss in subsidiaries	(1,606,947)	-
Net loss	(2,488,661)	-
Net income attributable to noncontrolling interest	(3,041)	-
Foreign currency translation adjustments	(132,723)	-
Comprehensive loss	$(2,624,425)	$-

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)

Cash Flows from Operating Activities
Net loss	$(2,488,661)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	1,606,947	-
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	6,313	-
Accrued expenses and other liabilities	63,302	-

Cash Flows provided by Operating Activities	(812,099)	-

Cash Flows From Investing Activities:
Deposits in intangible assets	(230,000)
Investment in subsidiaries	(3,300,000)
Cash Flows used in Investing Activities	(3,530,000)	-

Cash Flows From Financing Activities:
Repayment of borrowing to stockholders	(1,900,000)	-
Due to stockholders	154	-
Release of escrow receivable	600,000	-
Cash Flows used in Financing Activities	(1,299,846)	-

Net decrease in cash and cash equivalents	(5,641,945)	-
Cash and cash equivalents, beginning of the period	10,961,071	-

Cash and cash equivalents, end of the period	$5,319,126	$-

Supplemental Cash Flows Information:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
IPO issuance costs net against additional paid-in capital	$6,526	$-
IPO expenses paid by the Company’s stockholders	$70,687	$-

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	PARENT-ONLY FINANCIALS (CONTINUED)

(a)	Basis of presentation

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

(b)	Investment in subsidiary and equity of loss in subsidiaries

The investment in subsidiary consists of investments in WFOE and Hunan Ruixi. The equity losses in subsidiaries consist of equity loss in WFOE and Hunan Ruixi.

(c)	Stockholders’ equity

On September 18, 2017, the Company issued an aggregate of 45,000,000 shares of common stock to the Sichuan Senmiao Shareholders. The Company recorded $4,500 for the issuance of the shares.

On January 29, 2018, the Company’s board of directors and stockholders approved a one-for-two reverse stock split of its issued and outstanding shares of common stock. As a result, the number of the Company’s issued and outstanding shares of common stock was reduced to 22,500,000. The discussion and presentation of financial statements herein accounted for the Restructuring retroactively.

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

On July 31, 2018, the board of directors of the Company approved the issuance of 5,000 RSU to each of the five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2019. Total RSUs granted to the five directors were 25,000 for an aggregate fair value of $117,750. Pursuant to the Award Agreements signed by the Company and each director on August 3, 2018, the RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the Award Agreements, provided that the director remains in service as a director through the applicable vesting date. Total compensation expense for the three and nine months ended December 31, 2018 was approximately $27,625.

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

Overview

We operate an online lending platform through our variable interest entity (“VIE”), Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in the People’s Republic of China (“PRC” or “China”) which facilitates loan transactions between Chinese investors and individual and small-to-medium-sized enterprise (“SME”) borrowers. Additionally, we also provide auotmobile transaction and financing services primarily to ride-hailing drivers through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its VIE, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Our executive offices are located in Chengdu, Sichuan province, China.

Our Online Lending Services

Through our platform, we offer quick and easy access to credit for borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform which had been in operation for two years prior to the acquisition. Since the acquisition through December 31, 2018, we have facilitated loan transactions in an aggregate amount of over RMB687 million (approximately US$103 million). As of December 31, 2018, we had an aggregate of 40,133 registered users and a total of 3,239 investors and 2,694 borrowers had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

Our online platform enables us to efficiently match borrowers with investors and execute loan transactions. We seek to address an unmet investor and borrower demand in China. While presently our borrowers are mainly from referrals from customers and business partners, our investors come from a variety of channels, including internet and our mobile applications, promotion and marketing events, as well as referrals from our business partners.

Our revenues from online lending services are primarily generated from fees charged for our services in matching investors with borrowers. We charge borrowers transaction fees for the work we perform through our platform and charge our investors service fees on their actual investment returns. All of the loans facilitated through our platform have fixed interest rates. The interest rates, transaction fees, service fees and other charges are all disclosed to the users of our platform.

Prior Business Model of Online Lending Platform

Historically, our platform was also accessible to creditors (“Creditor Partners”) who had extended loans to borrowers outside our platform and assigned these loans on our platform to obtain interim financing before loan maturities. We generated revenue from transaction fees from Creditor Partners in connection with the assignment of their loans on our platform.

In January 2018, we discontinued the loan assignment services to Creditor Partners in preparation for our record-filing under the newly promulgated regulations of the marketplace lending industry in China. To continue our relationship with these Creditor Partners, we signed cooperation agreements with them pursuant to which they would introduce their customers with financing needs to us and provide guaranty for them.

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

As described further below under section “— Key Factors Affecting the Results of Operations,” the recent promulgation of Chinese national, provincial and local regulations related to peer-to-peer lending platforms may require us to cease our online lending services or change our business model as we seek to develop other sources of revenue and comply with these regulations.

Recent Regulatory Developments for Online Lending Platforms

In August 2018, the Office of the Leading Group for the Rectification and Inspection Acceptance of Risk of Peer-to-Peer Online Lending Intermediaries (the “Leading Group”) issued the Notice on Launching Compliance Inspection on Peer-to-Peer Online Lending Information Intermediaries (the “Inspection Notice”), and the Compliance Checklist for Online Lending Information Intermediaries as specified in the Inspection Notice (the “Checklist”). The Inspection Notice requires each online lending information intermediary to complete the following compliance inspections by the end of December 2018: self-inspection, inspection conducted by local and national internet finance association and verification conducted by the rectification office in charge of online lending.

We submitted our self-inspection report pursuant to the Inspection Notice on October 15, 2018. We had two on-site inspection from the Financial Office of the High and New Tech District of Chengdu on November 19, 2018 and from the Financial Bureaus of Chengdu City and Sichuan Province on December 13, 2018, respectively. These inspections were satisfactory to the relevant authorities and we did not receive any official regulatory letter requiring rectification of our business. However, we may be required to make rectifications throughout the subsequent inspection process. There can be no assurance that our company ultimately will be successful in passing the inspections by the competent authority. Furthermore, we cannot assure you when we will be able to submit our filing application, and once submitted, whether such application will be accepted by the local financial regulatory authorities or any other competent regulatory authorities as relevant laws and regulations continue to develop and evolve. The delay in completing such record filing has had, and may continue to have, adverse impacts on our business growth. If we fail to complete such compliance inspections or record-filing, we will not be able to obtain the relevant telecommunication service license, in which event we may be forced to terminate our online lending information intermediary business.

In January 2019, relevant PRC governmental authorities issued Circular on the Classification and Disposal of Risks of Online Lending Institutions and Risk Prevention (“Circular 175”). According to Circular 175, except for large-scale peer-to-peer direct lending marketplaces that are strictly in compliance with all relevant laws and regulations and have not demonstrated any high-risk characteristics, which are generally referred to as Normal Marketplaces, other marketplaces, including shell companies with no substantive operation, small-scale marketplaces, marketplaces with high risks and marketplaces that are unable to repay investors or otherwise unable to operate their businesses, shall exit the peer-to-peer lending industry or cease operation. Normal Marketplaces shall cease operating those businesses that are not in compliance with laws and regulations. Circular 175 also encourages certain Normal Marketplaces to convert into other types of online financing institutions such as online small loan companies or loan facilitation platforms. Circular 175 provides that “small-scale marketplace” shall be determined by each province taking into consideration a marketplace’s outstanding loan balance, number of lenders and other factors. There is no guidance on the definition of “small-scale marketplaces” in Sichuan province as of the date of this Report. If we are considered a small-scale marketplace under Circular 175 as determined by Sichuan province, we may have to cease our online lending services or convert into other types of online financing institutions.

Key Operating and Financial Metrics of Our Online Lending Platform

Our management regularly reviews a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The main metrics we consider and results for each quarter in the past two years are set forth in the table below. For purposes of the below discussion, “standard loans” refer to the loans facilitated through our platform between the borrowers and investors and “assigned loans” refer to the loans assigned by our Creditor Partners.

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Loan Amount (Standard Loan)	$6,108,126	$3,914,800	$6,489,923	$19,943,097	$10,776,692	$12,142,615	$5,834,087	$2,493,794
Loan Amount (Assignment of Loan)	$-	$-	$-	$-	$14,840,155	$13,025,964	$3,100,300	$-
Number of Investors	156	156	180	245	271	329	381	329
Number of Borrowers	47	36	65	364	2,043	289	160	26
Average Investment Amount	$39,154	$25,095	$36,055	$81,400	$94,527	$76,500	$23,450	$7,580
Average Borrowing Amount	$129,960	$108,744	$99,845	$54,789	$12,539	$87,088	$55,841	$95,915
Transaction Fees from borrowers	$80,565	$65,021	$115,864	$14,118	$72,420	$56,246	$42,889	$35,745
Transaction Fees from Creditor Partners	$-	$-	$-	$1,793	$68,594	$50,330	$16,663	$-
Service Fees from Investors	$10,557	$6,487	$9,162	$143,487	$11,524	$10,592	$6,240	$7,945

Loan Amount

The volume of standard loans for the three months ended March 31, 2018 was the highest among the presented quarters, mainly attributable to our efforts in cooperation with Creditor Partners to attract more borrowers. The loans amount for assigned loans increased in the three months ended September 30, 2017 as we started to facilitate assignment of loans from Creditor Partners in the quarter ended June 30, 2017. However, we discontinued the offering of assigned loan products on our platform since January 2018 to facilitate our record-filing in accordance with the Notice on the Rectification and Inspection Acceptance of Risk of Online Lending Intermediaries by the PRC National Online Lending Rectification Office and the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries (the “Interim Measures”).

The standard loans for the three months ended June 30, 2018 decreased significantly from the three months ended March 31, 2018, primarily due to the decrease in the number of borrowers as we ceased our cooperation with Creditor Partners in March 2018 who previously referred borrowers to us and provided guarantee on their loans. Decrease in the volume of standard loans continued during the three months ended September 30, 2018, primarily due to the decrease of number of borrowers as we focused more on the compliance with new marketplace lending rules. However, the loan volume increased in the three months ended December 31, 2018 due to the increasing financing demand of SME borrowers to meet their cash requirements at the end of the year.

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

Moreover, we discontinued the offering of assigned loan products on our platform in January 2018. We also continued to witness a decrease in number of borrowers as a result of the discontinuation of our cooperation with Creditor Partners during the three months ended June 30, 2018 and September 30, 2018 and the shift of our focus from business expansion to compliance with new marketplace lending rules. Despite the high demand of financing from the borrowers and the stable returns from our platform, the number of investors remained the same in the three months ended December 31, 2018 as the prior quarter, because we reduced our marketing efforts for new investor acquisition during this quarter.

Average Amounts

We have experienced significant and continuing increases in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our custody arrangement with Huaxing Bank and adjustment of loan product offerings in the three months ended September 30, 2017. However, the average investment amounts kept decreasing during the three months ended June 30, 2018 and September 30, 2018, primarily caused by decreases in the investment amount and the risk diversification strategy adopted by the investors as the industry of online marketplace lending witnessed some serious default during these periods. The average investment amount slightly increased during the three months ended December 31, 2018 which was caused by the increase in financing demand from SME borrowers.

The decrease in average borrowing amount for the three months ended December 31, 2017 was primarily due to increase in the percentage of individual borrowers who borrowed lower principals from the platform than SMEs did. Caused by increased proportion of SMEs borrowers, whose average loan amount was higher than individual loans, the average borrowing amounts for the three months ended June 30, 2018, September 30, 2018 and December 31, 2018 continued to increase as compared with the previous quarters.

In terms of loan amount and the number of loans facilitated on our platform, there has not been any significant concentration on any borrower, investor or any group of borrowers or investors. Therefore, we do not believe that our business operation or financial position is heavily reliant upon any borrower or investor.

Key Factors Affecting Our Lending Platform Results of Operations

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

As a result of the recent regulatory development, in the three months ended December 31, 2018, we continued to focus on business compliance review and rectification in order to complete our inspection and record-filing as a P2P lending information intermediary. As such, we did not actively expand our business and endeavored to maintain the existing customer base. However, the increase in financing demand from SME borrowers at the end of the year had driven an increase in loan transactions during this quarter.

We have adopted sales and marketing strategies aiming to enhancing our brand image in the online marketplace lending industry and the financing industry as a whole. Our sales and marketing efforts used to include event promotions, online marketing, user meetings and sales support. As the Checklist has set limitation on our transaction volume during the inspection period, our users acquisition efforts have been limited to advertising on our Websites and Wechat official account and issuance at press releases.

Below are key metrics for each quarter during the past two years reflecting our efforts in retaining current users and attracting new users:

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Reinvestment of existing investors	117	106	85	233	225	252	73	235
Reinvestment rate of existing investors	75.00%	67.95%	47.22%	95.10%	87.51%	63.83%	57.21%	45.25%
Number of new investors	4	23	95	12	17	77	308	94
Total number of investors	156	156	180	245	271	329	381	329
Average loan amount of each investor	$39,154	$25,095	$36,055	$81,400	$94,527	$76,500	$23,450	$7,580
Average number of total loans held by each investor	4.62	3.68	4.94	10.00	17.24	8.31	6.00	6.95

The table below shows key metrics pertaining to each type of participants on our platform.

		For the Three Months Ended
		December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Re-Borrowing rate of existing borrowers	Individuals	22%	-	15%	45%	5%	-	25%	29%
	SMEs	11%	7%	10%	43%	28%	50%	19%	0%
	Assigned loans	-	-	-	7%	30%	52%	0%	0%
Number of new borrowers	Individuals	4	6	25	209	1,775	1	3	2
	SMEs	6	6	9	72	2	10	34	10
	Assigned loans	-	-	-	-	196	218	114	0
Total number of borrowers	Individuals	9	6	26	256	1,775	1	4	10
	SMEs	38	30	39	108	66	41	42	16
	Assigned loans	-	-	-	-	202	247	114	0
Average loan amount of each borrower	Individuals	$12,045	$11,862	$15,294	$25,254	$534	$1,417	$19,311	$17,129
	SMEs	$130,097	$128,121	$156,212	$124,156	$148,930	$296,127	$137,068	$145,157
	Assigned loans	$-	$-	$-	$-	$73,466	$52,737	$27,196	$-
Total amount of loans	Individuals	$72,267	$71,169	$397,635	$6,534,271	$947,315	$1,417	$77,244	$171,285
	SMEs	$3,902,922	$3,843,631	$6,092,288	$13,408,826	$9,829,377	$12,141,198	$5,756,843	$2,322,509
	Assigned loans	$-	$-	$-	$-	$14,840,155	$13,025,964	$3,100,300	$-

As a result of the cessation of our relationship with our Credit Partners in March 2018, there was a significant decline in revenue from individual borrowers for the three months ended September 30, 2018 and June 30, 2018. And in the three months ended December 31, 2018, both the revenue from individual and SME borrowers slightly increased, due to the increase in the loan volume while the rates of transaction fees and management fees remained stable. Fees from SME loans will continue to constitute the major source of our revenue in 2019 before we effectively increase the number of individual borrowers.

From time to time, our management and stockholders have invested in loans through our platform using their personal funds and may continue to do so in the future. The table below summarizes key metrics pertaining to loans invested in by our management and stockholders.

Quarter ended	Number of Investments	Total Amount of Investments	Average Amount of Investment
March 31, 2017	15	$61,484	$4,099
June 30, 2017	34	$263,482	$7,749
September 30, 2017	140	$1,045,949	$7,471
December 31, 2017	226	$804,986	$3,562
March 31, 2018	130	$966,718	$7,436
June 30, 2018	27	$105,970	$3,925
September 30, 2018	38	$10,050	$265
December 31, 2018	4	$5,092	$1,273

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

Our management reviews key metrics relating to acquisitions of investors and borrowers and adjust our investor and borrower acquisition strategies accordingly. The average acquisition costs for each quarter in the past two years are set forth in the table below.

Quarter Ended	Average Customer Acquisition Cost Per Person
March 31, 2017	$7.98
June 30, 2017	$3.79
September 30, 2017	$23.17
December 31, 2017	$17.76
March 31, 2018	$37.12
June 30, 2018	$12.88
September 30, 2018	$19.12
December 31, 2018	$2.01

As compared with the quarter ended March 31, 2017, the average customer acquisition cost decreased for the three months ended June 30, 2017, which was primarily due to (i) the temporary suspension of marketing activities from December 2016 to February 2017 when we updated and integrated our system with our custodian bank; (ii) the implementation of our cost efficient user acquisition strategy through cooperation with Resgreen Health Science & Technology Group Co., Ltd., a direct selling company based in Changsha, China, with over a million users and (iii) a decrease in offline marketing expenses as a result of the Interim Measures, which prohibits online peer-to-peer lending platforms from engaging in offline marketing. The average customer acquisition cost for the three months ended December 31, 2017 and September 30, 2017 was higher than prior quarters, as we increased our marketing efforts to further expand our borrower and investor base. Because our marketing efforts primarily targeted on maintenance of existing customers during Chinese New Year, we did not attract as many new customers as the prior quarters, thus the average customer acquisition cost for the three months ended March 31, 2018 was the highest among all the quarters.

In light of various laws, regulations and rules to regulate the marketplace lending industry in China promulgated by multiple PRC governmental authorities, in particular the requirement not to increase the transaction volume of our platform, we reduced our spending on marketing and thereby caused the decrease in the average user acquisition cost for the three months ended June 30, 2018. However, the average cost slightly increased in the three months ended September 30, 2018 because we focused on compliance rather than launching new loan products to attract new customers, which brought less new investors to our platform compared with the prior period. In the three months ended December 31, 2018, in order to comply with the new marketplace lending rules, we significantly reduced our spending on marketing to attract new customers and the average customer acquisition cost decreased to the lowest among all the quarters.

The regulatory environment for the marketplace lending industry in China is evolving and creates both challenges and opportunities that could affect our results of operations. Most recently, multiple PRC government authorities have published and promulgated various regulations and rules to further regulate the marketplace lending industry in China. See “Recent Regulatory Developments” above and “Business — Regulations” in the Annual Report.

We have been closely tracking the development and implementation of new regulations and rules likely to affect us. These requirements have created entry barriers for many marketplace lending companies in China and further differentiated us from our competitors. We will continue to ensure timely compliance with new regulations and rules, and we believe that such timely compliance with these newly promulgated regulations and rules will provide us with a competitive advantage in the marketplace lending industry in China. Our operations may need to be further modified to comply with relevant PRC laws and regulations on marketplace lending as the regulatory regime for this sector continues to evolve. See “Risk Factors — Risks Related to the PRC Laws Regulating Our Business and Industry — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China” in the Annual Report and the updated risk factors included in Part II of this Report.

For other factors affecting the results of operations of our online lending services, please refer to “Risk Factors” in the Annual Report and the updated risk factors included in Part II of this report.

Our Automobile Transaction and Financing Services

Acquisition of Hunan Ruixi

On November 21, 2018, we entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi (“Hunan Ruixi Shareholders”), pursuant to which we acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the equity interest of Hunan Ruixi for no consideration. We closed the acquisition on November 22, 2018 and made a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement.

Hunan Ruixi holds a financial leasing license and anticipates to engage in automobile financial leasing services and automobile sales in the first half of 2019. Hunan Ruixi also controls Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”), an automobile transaction and financing services company in China, through its 35% equity interest and a voting agreement with Sichuan Jinkailong's other shareholders, as amended (the “Voting Agreement”). Pursuant to the Voting Agreement, all other Jinkailong’s shareholders have agreed, for a period of 20 years, to vote along with Hunan Ruixi on all the fundamental corporate actions in the event of a disagreement. Though not explicit in the share purchase agreements between Hunan Ruixi and Jinkailong, we may provide financial support to Jinkailong to meet its capital requirements. Based on the Voting Agreement and our plan to provide financial support to Jinkailong, we determined that we are the primary beneficiary of Jinkailong and therefore have consolidated Jinkailong’s financial statements into our financial statements.

Jinkailong primarily targets the drivers in the ride-hailing service sector and facilitates automobile sales and financing transactions for its clients and provides relevant after- transaction services to them. Jinkailong has established a cooperative relationship with Didi Chuxing Technology Co., Ltd. (“Didi Chuxing”), a major transportation network company in China, pursuant to which Jinkailong provides vehicle leasing and financing, insurance facilitation, affiliated vehicle management, and other services for the large and rapidly expanding fleet of Didi Chuxing in Chengdu, Sichuan province. Jinkailong has served over 760 ride-hailing drivers cumulatively since its inception in December 2016. Hunan Ruixi also entered into cooperation agreements with Didi Chuxing in December 2018, pursuant to which Hunan Ruixi will source automobiles for and provide automobile financing/leasing solutions to Didi Chuxing drivers in Changsha city, Hunan province. Our relationship with Didi Chuxing is crucial to our business as it enables us to attract more automobile purchasers who are interested in working as Didi Chuxing drivers and becoming affiliated with us.

As a result of our acquisition of Hunan Ruixi, we are engaged in providing automobile transaction and financing services since November 2018.

Our Automobile Transaction and Financing Services

Through Hunan Ruixi and Jinkailong, we facilitate automobile purchase transactions between dealers, our cooperative third party sales teams and the automobile purchasers, primarily ride-hailing drivers. We provide sales venue and vehicle sourcing for the transactions. We charge the dealers, third party sales teams and automobile purchasers a facilitation fee based on the type of vehicle and negotiation with each dealer, third party sales team and purchaser, generally no more than $2,100 per automobile.

We also provide a series of services for the purchasers throughout the automobile purchase transaction process, including registration of license plates and permits from the relevant government authorities, insurance facilitation and assistance with applications to financial institutions to finance the purchase. Our service fees are based on the total quoted price of the automobiles and relevant services provided, our expenses to fulfill these services and other factors of the automobiles. Our service fees ranged from $243 to $2,261 per vehicle.

We have established collaboration with a number of financial institutions, including commercial banks, financial leasing companies as well as online peer-to-peer lending platforms, which finance the purchase of the automobiles by our automobile purchasers through financing leasing agreements or loan agreements (the “Financing Agreements”). We have facilitated 52 new automobile purchases with a total transaction amount of approximately $0.75 million (RMB5.0 million) (including purchase price and related expenses) during the period from November 22, 2018, the acquisition of Hunan Ruixi, to December 31, 2018. We prepay the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the term of the Financing Agreements.

A majority of our customers are ride-hailing drivers of Didi Chuxing. As required by Didi Chuxing, all automobiles used for ride-hailing services through Didi Chuxing’s platform must be affiliated with qualified management companies. Our automobile purchasers, who are mostly Didi Chuxing drivers, typically become affiliated with us through affiliation agreements pursuant to which we, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements. Our post-transaction management services include but are not limited to, providing guarantee for the drivers’ obligations under the Financing Agreements, including principal and interest, and assisting the drivers with the paperwork of ride-hailing service platforms. Our management and guarantee fees are based on the costs of our services and the results of our preliminary credit assessment of the automobile purchasers. Our fees average $995 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. As at December 31, 2018, the maximum contingent liabilities we were exposed would be $9,784,719 if all the automobile purchasers defaulted.

We acquire customers for our automobile transaction and financing services through the network of third-party sales teams and our own efforts including online advertising and billboard advertising. As of the date of this report, we have serviced approximately 1,043 automobile transactions, including over 760 ride-hailing service cars.

Key Factors and Risks Affecting Our Automobile Transaction and Financing Services Results of Operations

Ability to Increase the Automobile Purchaser Base

Our revenue growth has been largely driven by the expansion of our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us. We attract automobile purchasers primarily through online advertising and billboard advertising, as well as the network of different third party sales teams. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services . We will also strengthen our marketing efforts through our own team by employing more experienced staff and setting up more stores in Chengdu. As at December 31, 2018, we have 38 employees in our own sales department and have cooperated with six third party sales teams with more than 50 professionals.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaboration model with financial institutions and provide value-added services to our customers. The attraction of new automobile purchasers depends in part in our collaboration with financial institutions to offer more attractive automobile financing solutions with competitive interest rates to our automobile purchasers. Furthermore, our product designs affect the type of automobile purchasers we attract, which in turn affects our financial performance. Our revenue growth also depends on our abilities to effectively price our services and the ability to obtain relatively lower expenditure paid to dealers, insurance companies and other service providers, which enables us to attract more customers and improve our profit margin.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the period from our acquisition of Hunan Ruixi on November 22, 2018 to December 31, 2018, over 60% of the automobile purchasers had financed their purchase of automobiles through Financing Agreements with financial institutions. As such, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with multiple financial institutions and plan to expand our collaboration with more financial institutions to access lower interest rates and provide more financing sources to our customers. If an automobile purchase does not get financed by any financial institution, we will have to prepay the purchase price and all related expenses, which may cause liquidity issue if an increasing number of purchasers fail to get financing from the financial institutions. Our collaborations with financial institutions may be affected by factors beyond our control, such as whether automobile financing is perceived as an attractive asset class, bankruptcy of financial institutions, general economic conditions and the regulatory environment. Our ability to increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Expenditure in Advance

We prepay the purchase price and all related expenses when we provide related services to the purchasers. Pursuant to the affiliation agreement with the automobile purchaser, we collect the monthly installment payments (including principal and interest), our management and guarantee services fee and our advance payment from the automobile purchaser. As at December 31, 2018, we had advanced payments of $1.3 million (RMB9.0 million) for the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installments on a monthly basis during the relevant affiliation periods.

The advance payment may increase our liquidity risk. Jinkailong has borrowed money from financial institutions to fund the advance payment. After our Hunan Ruixi acquisition, we used part of the proceeds from our IPO and plan to obtain equity and/or debt financing to pay for the expenditure related to automobile purchase. Our ability to pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

Ability to Collect Payments and Deal with Defaults Effectively

We collect the total monthly installment payments from automobile purchasers and repay financial institutions on behalf of the purchasers every month. We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers under the Financing Agreements. If a default occurs, we are required to make the monthly payments of the defaulted purchasers to the financial institution.

We manage the credit risk arising from the default of automobile purchasers by performing preliminary credit checks on each automobile purchaser based on the ID and personal credit reporting from People’s Bank of China and conducting ongoing monitoring of the installment collection. Our post-loan management department continuously monitors the payment by each purchaser and send them payment reminders. We also keep close communication with our purchasers in particular the ride-hailing drivers so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, the automobile is used as collateral to secure the purchaser’s payment obligations under the financial leasing arrangement. In the event of a default, we can track the automobile through an installed GPS system and repossess and hand the automobile over to the financial institutions so that we can be released from our guarantee liability.

As at December 31, 2018, we have an outstanding balance of installment payments receivable in the aggregate of $102,207 from automobile purchasers. We did not record contingent liabilities as at December 31, 2018 as Jinkailong commenced the automobile transaction and financing services for less than one year, there was no sufficient historical information for us to make an estimate. Historically most of the defaulted automobile purchasers would pay us the default amounts within one to three months. Therefore, as at December 31, 2018, we believe our credit risk is not material.

Automobile purchasers may default on their lease/loan payments to financial institutions for a number of reasons outside of our control. If our automobile purchaser defaults, we may have to suffer losses or our reputation may be harmed. Our ability to collect repayments may also affect our relationships with financial institutions who may not finance the automobile transactions of our customers if the default rate of our automobile purchasers is high.

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 287 million by the end of 2017. According to Bein & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2020, China's online ride-hailing market will reach $72 billion. In the second half of 2018, in addition to the leading online ride-hailing platforms such as Didi Chuxing and China Auto Rental, another nine auto-makers, including FAW, Dongfeng, Changan, Volkswagen, Great Wall, Ford, Mercedes-Benz, SAIC and BMW, announced their plan to launch online ride-hailing services.

The online ride-hailing industry, also may be affected by, among other factors, the general economic conditions in China, in particular in Sichuan and Hunan where our operations are primarily located. The interest rates and unemployment rates may affect the demand of ride-hailing services and automobile purchasers’ willingness to seek credit from financial institutions. Adverse economic conditions could also reduce the number of qualified automobile purchasers and online ride-hailing drivers seeking credit from the financial institutions, as well as their ability to make payments. Should any of those negative situations occur, the volume and the amount of the automobile transactions we provide services to will decline, and our revenue and financial condition will be negatively impacted.

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 28, 2016, seven ministries and commissions, including the Ministry of Transport, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services”, which legalizes online ride-hailing services such as Didi Chuxing and requires the ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses.

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Taxi Management Services for Chengdu Network”. On August 10, 2017, the Transportation Commission of Chengdu further issued the detailed guidance of “Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance” and the “Online Appointment Taxi Transportation Certificate Issuance Process”. According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business: (1) the ride-hailing service platform such as Didi Chuxing should obtain the online reservation taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online reservation taxi transport certificate (“automobile certificate”); (3) the drivers should obtain the online reservation taxi driver's license (“driver’s license”).

Our cooperation online platform, Didi Chuxing, has the online reservation taxi operating license in Chengdu. However, about 38% of the cars used for online ride-hailing services which we provided management services to do not have the automobile certificate and approximately 80% of our ride-hailing drivers have not obtained the driver’s license. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated without us would be able to obtain all the certificate and license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

We will strive to comply with the existing laws, regulations and governmental policies relating to our industry and new laws and regulations or changes under existing laws and regulations that may arise in the future.

Results of Operations for the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

	For the Three Months Ended December 31,
	2018	2017	Change
	(unaudited)	(unaudited)
Revenues	$209,857	$152,538	$57,319
Gross revenues	209,857	152,538	57,319

Operating expenses
Selling, general and administrative expenses	(926,358)	(288,620)	(637,738)
Amortization of intangible assets	(60,488)	(165,206)	104,718
Total operating expenses	(986,846)	(453,826)	(533,020)
Loss from operations	(776,989)	(301,288)	(475,701)
Other income, net	14,936	71	14,865
Interest expense	(6,239)	-	(6,239)
Net Loss	$(768,292)	$(301,217)	$(467,075)

Revenues

Revenue increased by $57,319, or 37.6% as compared with three months ended December 31, 2017. The leading contributor to the increase was the revenue of $118,736 generated from our automobile transaction and financing services after the acquisition of Hunan Ruixi on November 22, 2018. However, the revenue from our online lending services decreased by $61,417 during the three months ended December 31, 2018 because we continued to focus on business compliance review and did not actively expand our business.

In the three months ended December 31, 2018, revenue from our online lending services accounted for 43.4% of the total revenue while revenue from automobile transaction and financing services accounted for 56.6%. The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue from online lending services	$91,121	$152,538
- Transaction fees from borrowers	80,564	72,420
- Transaction fees from Creditor Partners	-	68,594
- Service fees from investors	10,557	11,524

Revenue from automobile transaction related services	$118,736	$-
- Service fees from automobile purchase services	70,654	-
- Facilitation fees from automobile transaction	16,424
- Service fees from automobile management and guarantee services	21,332	-
- Other service fees	10,326	-

Total Revenue	$209,857	$152,538

Revenue from Automobile Transaction and Financing Services

We generated revenue from automobile transaction and financing services from November 22, 2018, the acquisition date of Hunan Ruixi, to December 31, 2018. The revenue from automobile transaction and financing services consist of facilitation fees from automobile purchase, service fees from automobile purchase services, service fees from automobile management and guarantee services and others, which accounted for 59.5%, 13.8%, 18.0% and 8.7% of the total revenue from automobile transaction related services, respectively. In light of the huge market opportunity and rapid development of online ride-hailing service market, we expect to witness a continuous increase in our revenue from automobile transaction and financing services for the next twelve months.

Revenue from Our Online Lending Services

For the three months ended December 31, 2018, we charged borrowers transaction fees ranging from 0.19% to 3.00% of the loan amount, which fees are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. The transaction fee rate charged to borrowers vary based on the amount and term of loan facilitated. We also charge our investors a service fee of 8.00% of the interest that investors receive and the service fees are paid when the investors receive interest payments.

In light of Circular 175, we do not expect any increase in our revenue as the government is tightening the regulations of the online lending industry. We witnessed a decrease in revenue during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The analysis of such decrease is as follows:

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the three months ended December 31, 2018 and 2017, the transactions fees from borrowers averaged 1.32% and 0.67% of the total loan amounts, respectively. The increase in the average transaction fee percentage was primarily a result of higher transaction fee rate charged on loans that were no longer secured by guaranty due to cessation of our cooperation with Creditor Partners in March 2018.

Transaction fees from borrowers accounted for 88.41% and 47.48% of our total revenue from online lending platform for the three months ended December 31, 2018 and 2017, respectively. Due to higher transaction fee rate, transaction fees earned from borrowers slightly increased during the three months ended December 31, 2018 even the total loan amount decreased as compared with that for the same period ended December 31, 2017.

Transaction Fees from Creditor Partners

We started loan transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018. As a result, we did not earn any transaction fees from Creditor Partners for the three months ended December 31, 2018.

Service Fees from Investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors decreased as a result of the decrease in the amount of loans in the three months ended December 31, 2018 as compared to the same period in 2017. Service fees from investors accounted for 11.59% of our total revenue from online lending platform for the three months ended December 31, 2018, a decrease of 8.39% as compared to the same period in 2017, attributable to the increase in transaction fees earned from borrowers.

We may adjust the interest rates on the loan products based on market rates from time to time, which will likely affect the service fees we receive from investors. Due to the promulgation of new regulations and rules, we do not expect an increase in revenue from matching services before we effectively increase the number of individual borrowers. As a result, the service fee from investors will not witness a significant increase as the service fee is directly related to the transaction volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee surcharge, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses increased from $288,620 for the three months ended December 31, 2017 to $926,358 for the three months ended December 31, 2018, representing an increase of $637,738.

Selling, general and administrative expenses for our online lending services increased by $187,252. The increase mainly consisted of an increase of $183,323 in salary and employee benefits caused by the increase of employees in the three months ended December 31, 2018.

Selling, general and administrative expenses for our automobile transaction and financing services was $120,590 for the period from the acquisition of Hunan Ruixi to December 31, 2018, mainly consisting of $68,618 in salary and employee benefits and $51,972 in rental and other office expenses.

Amortization of Intangible Assets

Intangible amortization for three months ended December 31, 2018 was $60,488 as compared to $165,206 for the three months ended December 31, 2017, representing a decrease of $104,718. The decrease was mainly attributable to the decreased net book value of our online lending platform as a result of the impairment charges of $2,000,175 recorded against the platform for the year ended March 31, 2018.

Interest Expense

Interest expense for the three months ended December 31, 2018 was $6,239, generating from the borrowings of Jinkailong from financial institutions and related parties following the acquisition of Hunan Ruixi through December 31, 2018.

Net Loss

As a result of the foregoing, net loss for the three months ended December 31, 2018 was $768,292, representing an increase of $467,075 from net loss of $301,217 for the three months ended December 31, 2017. The net loss from our online lending services for the three months ended December 31, 2018 was $283,645, decreased by $17,572 as compared with the three months ended December 31, 2017. The net loss from our automobile transaction and financing services for the period after the acquisition of Hunan Ruixi to December 31, 2018 was $3,268.

Results of Operations for the Nine Months Ended December 31, 2018 Compared to the Nine Months Ended December 31, 2017

	For the Nine Months Ended December 31,
	2018	2017	Change
	(unaudited)	(unaudited)
Revenues	$406,391	$335,498	$70,893
Gross revenues	406,391	335,498	70,893

Operating expenses
Selling, general and administrative expenses	(2,681,078)	(960,349)	(1,720,729)
Amortization of intangible assets	(233,576)	(488,210)	254,634
Total operating expenses	(2,914,654)	(1,448,559)	(1,466,095)
Loss from operations	(2,508,263)	(1,113,061)	(1,395,202)
Other income, net	25,841	1,921	23,920
Interest expense	(6,239)	-	(6,239)
Net Loss	$(2,488,661)	$(1,111,140)	$(1,377,521)

Revenues

Revenue increased by $70,893, or 21.1% as compared with nine months ended December 31, 2017. The leading contributor to the increase was the revenue of $118,736 generated from our automobile transaction and financing services from the acquisition of Hunan Ruixi to December 31, 2018. However, the revenue from our online lending services decreased by $47,843 due to the decrease of transaction volume as we ceased our cooperation with Creditor Partners in March 2018 and we continued to focus on business compliance review and did not actively expand our business.

In the nine months ended December 31, 2018, revenue from our online lending services accounted for 70.8% of the total revenue while revenue from automobile transaction and financing services accounted for 29.2%. The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2018 and 2017:

	For the Nine Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue from online lending services	$287,655	$335,498
- Transaction fees from borrowers	261,450	171,555
- Transaction fees from Creditor Partners	-	135,587
- Service fees from investors	26,205	28,356

Revenue from automobile transaction related services	$118,736	$-
- Service fees from automobile purchase services	70,654	-
- Facilitation fees from automobile transaction	16,424
- Service fees from automobile management services	21,332	-
- Other service fees	10,326	-

Total Revenue	$406,391	$335,498

Revenue from Automobile Transaction and Financing Services

We generated revenue from automobile transaction and financing services from November 22, 2018, the acquisition date of Hunan Ruixi, to December 31, 2018. The revenue from automobile transaction and financing services includes facilitation fees from automobile purchase, service fees from automobile purchase services, service fees from automobile management and guarantee services and others, which accounted for 59.5%, 13.8%, 18.0% and 8.7% of the total revenue from automobile transaction related services. In light of the huge market opportunity and rapid development of online ride-hailing service market, we expect to witness a continuous increase in our revenue from automobile transaction and financing services for the next twelve months.

Revenue from Our Online Lending Services

We generate revenues from transaction fees from borrowers and service fees from investors by matching investors with borrowers on our platform. For the nine months ended December 31, 2018, we charged borrowers transaction fees ranging from 0.19% to 3.00% of the loan amount, which fees are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. The transaction fee rate charged to borrowers vary based on the amount and term of loan facilitated. We also charge our investors a service fee of 8.00% of the interest that investors receive and the service fee is paid when the investors receive interest payments.

We witnessed a decrease in revenue during the nine months ended December 31, 2018 as compared with the nine months ended December 31, 2017 as more fully discussed below:

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the nine months ended December 31, 2018 and 2017, the transactions fees from borrowers averaged 1.58% and 0.60% of the total loan amounts, respectively. The increase in the average transaction fee percentage was primarily a result of higher transaction fee rate charged on loans that were no longer secured by guaranty due to cessation of our cooperation with Creditor Partners in March 2018.

Transaction fees from borrowers accounted for 90.9% and 51.1% of our total revenue from the online lending platform for the nine months ended December 31, 2018 and 2017, respectively. Due to higher transaction fee rate, despite the decrease in the total loan amount, transaction fees earned from borrowers still increased during the nine months ended December 31, 2018 as compared with that for the same period ended December 31, 2017.

Transaction Fees from Creditor Partners

We started loan transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018. As a result, we did not earn any transaction fees from Creditor Partners during the nine months ended December, 2018 while we earned transaction fees from Creditor Partners of $135,587 for the nine months ended December 31, 2017.

Service Fees from Investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors decreased as a result of the decrease in the amount of loans in the nine months ended December 31, 2018 as compared to the same period in 2017. Service fees from investors accounted for 9.1% of our total revenue for the nine months ended December 31, 2018, a decrease of 0.6% in as compared to the same period in 2017, attributable to the continuous increasing in transaction fees earned from borrowers.

We may adjust the interest rates on the loan products based on market rates from time to time, which will likely affect the service fee we receive from investors. Due to the promulgation of new regulations and rules, we do not expect an increase in our operation performance in the matching services before we effectively increase the number of individual borrowers on our own. As a result, the service fee from investors will not witness a significant increase as the service fee is directly related to the transaction volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses increased from $960,349 for the nine months ended December 31, 2017 to $2,681,078 for the nine months ended December 31, 2018, representing an increase of $1,720,729.

Selling, general and administrative expenses for our online lending platform services increased by $791,979. The increase mainly consisted of an increase of $389,869 in salary and employee benefits caused by the increase of employees in the nine months ended December 31, 2018 and an increase of $402,110 in other expenses mainly due to an increase of $256,608 in marketing expenses incurred in the second calendar quarter of 2018.

Selling, general and administrative expenses for our automobile transaction and financing services were $120,590 for the period from the acquisition of Hunan Ruixi to December 31, 2018, mainly consisting of $68,618 in salary and employee benefits and $51,972 in rental and other office expenses.

Amortization of Intangible Assets

Intangible amortization for nine months ended December 31, 2018 was $233,576 as compared to $488,210 for the nine months ended December 31, 2017, representing a decrease of $254,634. The decrease was mainly attributable to the decreased net book value of our online lending platform as a result of the impairment charges of $2,000,175 recorded against the platform for the year ended March 31, 2018.

Interest expense

Interest expense for the nine months ended December 31, 2018 was $6,239, generating from the borrowings of Jinkailong from financial institutions and related companies following the acquisition of Hunan Ruixi through December 31, 2018.

Net Loss

As a result of the foregoing, net loss for the nine months ended December 31, 2018 was $2,488,661, representing an increase of $1,377,521 from net loss of $1,111,140 for the nine months ended December 31, 2017. The net loss from our online lending services for the nine months ended December 31, 2018 was $1,583,630, increased by $572,040 as compared with the nine months ended December 31, 2017. The net loss from our automobile transaction and financing services for the period from the acquisition of Hunan Ruixi to December 31, 2018 was $3,268.

Liquidity and Capital Resources

To date, we have financed our operations primarily through proceeds from our IPO, pre-IPO stockholder loans, and cash flow from operations.

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

We had cash and cash equivalents of $9,291,719 as of December 31, 2018 as compared to $11,141,566 as of March 31, 2018. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions. In December 2017, we entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,308 and $159,218, respectively, to us for five years. The lines of credit are not interest-bearing, effective from January 2017.

We plan to use the proceeds from our IPO and anticipated cash flows from operating activities and, as necessary, obtain equity and/or debt financing to expand our new automobile transaction and financing services in the next 12 months from the date of this report. However, there is a risk that we may face shortfalls in liquidity and that we will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be unable to grow our business and may be required to reduce or refocus our operations, which could have a material adverse effect on our company, our financial condition and our results of operations.

	For the Nine Months Ended December 31,
	2018	2017
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(2,462,092)	$(417,645)
Net Cash Used in Investing Activities	(449,263)	(412)
Net Cash Provided by Financing Activities	1,161,515	335,092
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(100,007)	6,875
Cash and Cash Equivalents at Beginning of Period	11,141,566	161,292
Cash and Cash Equivalents at End of Period	$9,291,719	$85,202

Cash Flow in Operating Activities

For the nine months ended December 31, 2018, net cash used in operating activities was $2,462,092, which primarily comprised salary and employee surcharge of $938,300, other operating costs of $1,526,993, and net advance payment for automobile purchase transactions of $236,409, partially offset by revenue received of $239,610. The increase in net cash used in operating activities of $2,044,447 as compared to net cash used in operating activities of $417,645 for the nine months ended December 31, 2017, primarily resulted from: (1) the increase in net loss of $1,377,521; (2) net advance payment for automobile purchase transactions of $236,409; (3) the decrease of amortization of intangible assets of $254,634; and (4) the decrease of revenue received of $95,888 and the non-cash effect from the decrease of shares issued from consulting services of $99,550.

Cash Flow in Investing Activities

We had net cash used in investing activities of $449,263 for the nine months ended December 31, 2018, which primarily consisted of the payment of $28,241 for the purchases of office equipment and the payment of $421,022 for the development of software to be used in our online lending platform.

We had net cash used in investing activities of $412 for the nine months ended December 31, 2017, which primarily consisted of the payment for the purchases of office equipment.

Cash Flow in Financing Activities

For the nine months ended December 31, 2018, the net cash provided by financing activities was mainly consisted of: (1) the release of the deposit of $600,000 from the indemnification escrow account; (2) cash acquired from the acquisition of Hunan Ruixi and its VIE of $213,644, partially offset by repayments to bank borrowings of $16,929; (3) short-term borrowings of $290,183 for the daily operation of Jinkailong after the acquisition; (4) proceeds from stockholders loans of $1,974,617, partially offset by repayments to stockholders of $1,900,000.

For the nine months ended December 31, 2017, net cash provided by financing activities was mainly the proceeds from stockholder loans of $335,092.

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

Other than disclosed below, there have been no material changes during the nine months ended December 31, 2018 in our accounting policies from those previously disclosed in the Company’s Annual Report for the fiscal year ended March 31, 2018.

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

(a)	Business combinations and noncontrolling interests

We account for our business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by us and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total costs of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements.

For our non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to us. The cumulative results of operations attributable to noncontrolling interests are also recorded as noncontrolling interests in our unaudited condensed consolidated balance sheets and consolidated statements of operations and comprehensive loss. Cash flows related to transactions with noncontrolling interests are presented under financing activities in the consolidated statements of cash flows.

(b)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the "CODM"), which is comprised of certain members of our management team. Historically, we had one single operating and reportable segment, namely the provision of an online lending services. During the three months ended December 31, 2018, we acquired Hunan Ruixi and its VIE and evaluated how the CODM manages the businesses of us to maximize efficiency in allocating resources and assessing performance.

(c)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Software	5-7 years
Customer relationship	10 years

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

(d)	Revenue recognition

We have adopted ASC 606, since the first quarter of 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

We have assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, we concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company's unaudited condensed consolidated financial statements upon adoption of ASC 606.

During the three and nine months ended December 31, 2018 and 2017, we generated revenues primarily from transaction and service fees earned from online lending services, facilitation fees earned from third party sales teams or automobile buyers for facilitation of sales of automobiles, service fees earned from automobile buyers thought the purchase process, management and guarantee fees provided for automobile purchasers and service fees earned from other automobile transaction related services.

Online Lending Services

Transaction fees - Transaction fees are paid by borrowers to us for the work we perform through its platform. The amount of these fees is based upon the loan amount, maturity and the credit grade of borrowers. The fees charged to borrowers are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan. The Company recognizes the revenue when loans have been disbursed to borrowers or borrowers have repaid their principal or interest of loans.

Service fees - We charge investors service fees on their actual investment payments. We generally receive the service fees upon the investors’ receipt of their investment returns. We recognize the revenue when loans have been repaid and investor have received their investment income.

Automobile Transaction and Financing Services

Facilitation fee from automobile transaction – Facilitation fees from automobile purchase services are paid by our customers including third-party sales teams or the automobile purchasers for the facilitation of the sales of automobiles. We attract automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, we charge the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. We recognize the revenue when the titles transfer to the owners. While for the sales facilitated between automobile purchasers and dealers, we charge the fees to the automobile purchasers. We recognize the revenue when the titles transferred to the owners. The amount of the fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

Service fees from automobile purchase services - Services fees from automobile purchase services are paid by automobile purchasers for a series of the services throughout the purchase process such as registration of license plates and permits from the relevant government authorities, insurance referral, and assistance with applications to financial institutions to finance the purchase. The amount of these fees is based on the total quoted price of the automobiles and relevant services provided, actual expenditure to fulfill those services and other factors of the automobiles. The Company recognizes the revenue when all the services are completed and the automobile is delivered to the purchaser.

Service fees from management and guarantee services – A majority of the Company’s customers are the drivers who provide ride-hailing services over an internet service platform, and such drivers are required to sign affiliation agreements with the Company in order for them s to be able to provide such services through the online platform. The Company will provide them with management services during the affiliation period. Service fees for management and guarantee services are paid by automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. In addition, the Company provides guarantee on the payments (including principal and interest) of certain automobile purchasers under the financing agreements with financial institutions during the affiliation period. The Company recognizes the revenue over the affiliation period when performance obligations are completed.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•	We had insufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements;

•	We did not have comprehensive accounting policies and procedures manual in accordance with U.S. GAAP;

•	We did not have sufficient resources with technical competency to review and record non-routine or complex transactions;

•	We did not have proper identification and disclosure of certain transactions with affiliates; and

•	We did not have effective entity level control.

We intend to address the weaknesses identified above by (a) hiring additional accounting and finance staff to increase segregation of duties and (b) investing in technology infrastructure to support our financial reporting function.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The Company hereby provides the following updated risk factors, to be read in conjunction with the risk factors appearing in our other filings with the Securities and Exchange Commission (the “Commission”).

Risks Related to Our Online Lending Services

The laws and regulations governing online marketplace lending industry in China are developing and evolving and subject to changes. We may have to cease the operations of our online lending platform or convert our online lending service business to other types of online financing business if we were deemed a “small-scale marketplace” under Circular 175.

In January 2019, relevant PRC governmental authorities issued Circular on the Classification and Disposal of Risks of Online Lending Institutions and Risk Prevention (“Circular 175”). According to Circular 175, except for large-scale peer-to-peer direct lending marketplaces that are strictly in compliance with all relevant laws and regulations and have not demonstrated any high-risk characteristics, which are generally referred to as Normal Marketplaces, other marketplaces, including shell companies with no substantive operation, small-scale marketplaces, marketplaces with high risks and marketplaces that are unable to repay investors or otherwise unable to operate their businesses, shall exit the peer-to-peer lending industry or cease operation. Normal Marketplaces shall cease operating those businesses that are not in compliance with laws and regulations. Circular 175 also encourages certain Normal Marketplaces to convert into other types of online financing institutions such as online small loan companies or loan facilitation platforms. There is no guidance on the definition of “small-scale marketplaces.” If we are considered a small-scale marketplace under Circular 175, we may have to cease our online lending services or convert into other types of online financing institutions, which will material affect our overall business, financial condition and results of operations.

Risks Related to Our Automobile Transaction and Financing Services

The business, financial condition and operating results of the Company’s automobile transaction and financing services can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We face intense competition, which may lead to loss of market share, reduced service fees and revenue, increased expenses, departures of qualified employees, and disputes with competitors.

We face intense competition in the automobile ride-hailing and financing industry. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with automobile dealers, automobile financing partners and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which may render our services less attractive to consumers and cause us to lose market share. Moreover, intense competition in the markets we operate in may reduce our service fees and revenue, increase our operating expenses and capital expenditures, and lead to departures of our qualified employees. We may also be harmed by negative publicity instigated by our competitors, regardless of its validity. We may in the future continue to encounter disputes with our competitors, including lawsuits involving claims asserted under unfair competition laws and defamation which may adversely affect our business and reputation. Failure to compete with current and potential competitors could materially harm our business, financial condition and our results of operations.

Our relationship with Didi Chuxing, a leading Chinese ride-hailing service platform, third party sales teams and financing partners is crucial to our ability to grow our business, results of operations and financial condition.

Our strategic relationship with Didi Chuxing, a leading ride-hailing service platform in China, is crucial to our business as most of the cars we provide services to are used as ride-hailing vehicles for Didi Chuxing. Our cooperative arrangement with Didi Chuxing is on a non-exclusive basis, and Didi Chuxing may have cooperative arrangements with our competitors. Didi Chuxing requires all its drivers to be affiliated with a qualified management company and we have been considered as a qualified management company. If our collaboration with Didi Chuxing was terminated or we were no longer a qualified management company, we may not be able to maintain our existing customers or attract new customers who are and will be Didi Chuxing drivers, which could materially and adversely affect our business and impede our ability to continue our operations.

We also cooperate with third party sales teams, automobile dealers and financial institutions and others to provide automobile transaction and financing services. Our ability to acquire consumers depends on our own marketing efforts through online advertising and billboard advertising, as well as the network of different third party sales teams. Our ability to attract and maintain customers also depends on whether our financing partners provide timely and sufficient funding to automobile purchase. We intend to strengthen relationships with existing financing partners and develop new relationships for our automobile transaction and financing business. If we are not able to attract or retain cooperative third party sales teams or financing partners as new business partners on acceptable terms, our business growth will be hindered and our results of operations and financial condition will suffer.

We rely on a limited number of third-party financing partners to fund automobile purchases, and our inability to maintain sufficient access to funding would materially and adversely affect our liquidity, business, results of operations and financial condition.

We partner with financing institutions and refer our customers to finance their purchase of automobiles. From our acquisition of Hunan Ruixi to December 31, 2018, the amount of automobile purchase we facilitated was approximately $0.75 million (RMB5.0 million), approximately 60% of which has been funded by third-party financial institutions.

Because we only rely on a limited number of financing partners and there is no commitment on the amount of automobile purchase our financing partners will fund through us, as the demand for financing for automobile purchase increases, there can be no assurance that our current third-party financing partners can meet the funding needs of the automobile sales we facilitated, or we can find additional financing partners, or our cooperation with new financing partners will meet our expectations. The availability of funding from financial institutions depends on many factors, some of which are out of our control. We have, in the past, terminated our collaboration with certain third-party financing partners and may in the future take similar measures. If we terminate our collaboration with the financing partners, we may be unable to find substitutes on commercially reasonable terms, or at all. As a result, we would experience a material adverse effect on our business and results of operations. We and our financing partners may not be able to arrange alternative funding source in time and our capital and liquidity would be strained, which would be materially and adversely affect our business, results of operations and financial condition.

Our success depends on our ability to attract prospective automobile purchasers.

The growth of our automobile transaction and financing services business depends on our ability to attract prospective automobile purchasers. In order to expand our base of automobile purchasers, we must continue to invest significant resources in the development of new solutions and services and build our relationships with financial institutions, dealers and other participants. Our ability to successfully launch, operate and expand our solutions and services and to improve user experience to attract prospective automobile purchasers depends on many factors, including our ability to anticipate and effectively respond to changing interests and preferences of automobile purchasers, anticipate and respond to changes in the competitive landscape, and develop and offer solutions and services that address the needs of automobile purchasers. If our efforts in these regards are unsuccessful, our base of automobile purchasers, and the amount of financing and other transactions we facilitate to them, may not increase at the rate we anticipate, and it may even decrease. As a result, our business, prospects, financial condition and results of operations may be materially and adversely affected.

In addition, in order to attract prospective automobile purchasers, we must also devote significant resources to enhancing the experience of automobile purchasers, in particular the ride-hailing drivers, on an ongoing basis. We must continually enhance our speed for processing the automobile purchase and financing transactions. If we fail to provide superior customer service or address complaints of automobile purchasers in a timely manner, we may fail to attract prospective automobile purchasers as to our solutions and services, the number of transactions we facilitate may decline.

In the meantime, we also seek to maintain our relationships with existing automobile purchasers and cross-sell new solutions and services. However, there can be no assurance that we will be able to maintain or deepen such relationships.

Our limited operating history in certain of our services and the rapid evolution of our business model make it difficult for investors to evaluate our business and prospects.

The ride-hailing and automobile financing markets, in the PRC are relatively new and at an early stage of development. As part of our business, we offer automobile facilitation and purchase services, management, guarantee and other services over the affiliation period to automobile purchasers and third party sales teams. Jinkailong, began its automobile transaction and financing operations in January 2018, and we only acquired this business segment in November 2018; thus, we have a limited operating history and may have insufficient experience to address the risks to which companies operating in new or rapidly evolving markets may be exposed. We may also launch new products and services from time to time. Our limited operating history in some of our services and the rapid evolution of our business model mean that the early growth we have experienced in our automobile transaction and financing operations segment is not necessarily indicative of our future performance. We cannot assure you that our new service offerings will achieve the expected results or we will be able to achieve similar results or grow at the same rate as we did in the past. As our business and the automobile leasing and financing industry in China continue to develop, we may adjust our service offerings or modify our business model.

Our customers’ failure to fully comply with PRC taxi-related laws may expose us to potential penalties and negatively affect our operations.

According to the guidelines issued by the Municipal Communications Commission of Chengdu in November 2016, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required to operate the online ride-hailing business. Approximately 38% of the automobiles used for online ride-hailing which we provide management services to do not have the automobile certificates and approximately 80% of our ride-hailing drivers have not obtained the online reservation taxi driver’s licenses. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated without us would be able to obtain all the certificate and license. Our ability and method to provide the automobile transaction related services might be affected or restricted. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

We advance payments for over 90% of the automobile purchases for our customers and we can provide no assurances that our current financial resources will be adequate to support this operation.

We prepay all the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the lease term. As of December 31, 2018, we had advanced payments of $1.3 million (RMB9.0 million) for the automobile purchases. We borrowed money from financial institutions to fund those advance payments. Our cash and cash equivalents on December 31, 2018 were believed to be sufficient in the aggregate to meet our anticipated cash requirements for at least the subsequent twelve months. We also plan to obtain equity/debt financing to fund our operations for the next twelve months, given current expectations.

Our liquidity may be negatively impacted as a result of the increases of advance payments for automobile purchases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. If we raise additional funds by issuing equity securities or convertible debt, our shareholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Our failure to raise additional capital and in sufficient amounts may significantly impact our ability to maintain and expand our business. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We may need additional capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and financing may not be available on terms acceptable to us, or at all.

Since inception, Jinkailong has borrowed from financial institutions and related parties to support the growth of its business. As we intend to continue to make investments to support the growth of our automobile business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including developing new solutions and services, increasing the amount of financing transactions we facilitate, further enhance our risk management capabilities, increasing our sales and marketing expenditures to improve brand awareness and engage automobile purchasers through expanded online channels, enhancing our operating infrastructure and acquiring complementary businesses and technologies. We plan to expand our automobile transaction and financing services and offer financial leasing solutions to automobile purchasers directly through Hunan Ruixi, and we may need to make additional capital contribution as a result. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Repayment of the debts may divert a substantial portion of cash flow to repay principal and service interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and we may suffer default and foreclosure on our assets if our operating cash flow is insufficient to service debt obligations, which could in turn result in acceleration of obligations to repay the indebtedness and limit our sources of financing.

Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A ordinary shares. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition, results of operations and prospects could be adversely affected.

Our financing services may subject us to regulatory and reputational risks, each of which may have a material adverse effect on our business, results of operations and financial condition.

We provide financing facilitation referral services to finance consumers’ car purchases. The PRC laws and regulations concerning financial services are evolving and the PRC government authorities may promulgate new laws and regulations in the future. We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations either now or in the future. The financing products of our financial partners referred by us may be deemed to exceed the stipulated cap on the financing amount relative to the car purchase price, in which case we may be required to make adjustments to our cooperation arrangements or cease to cooperate with these financing partners. If we are required to make adjustments to our automobile financing facilitation referral business model or withdraw, discontinue or change some of our automobile financing facilitation referral services, our business, financial condition and results of operations would be materially and adversely affected. In addition, if the financing products referred by us and our cooperation with financing partners were to be deemed as in violation of applicable PRC laws or regulations, our reputation would suffer.

Moreover, developments in the financial service industry may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies, which may limit or restrict consumer financing or related facilitation referral services like those we offer. We may, from time to time, be required to adjust our arrangement with third-party financing partners, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, we cannot rule out the possibility that the PRC government will institute a new licensing regime covering services we provide in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

We are exposed to credit risk as we provide guarantees to our financing partners on the financings for automobile purchase referred by us. Our current risk management system may not be able to accurately assess and mitigate all risks to which we are exposed, including credit risk.

We are exposed to credit risk as we are required to provide guarantees to our financing partners on the financing for automobile purchases referred by us. As at December 31, 2018, the maximum contingent liabilities the Company exposed to would be $9,784,719 if all the automobile purchasers defaulted. Customers may default on their lease/loan payments for a number of reasons including those outside of their or our control. We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease payments (including principal and interests) of the automobile purchasers. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China.

If we are unable to repossess the car collateral for delinquent financing payments of the automobile purchasers referred by us or do so in a cost-effective manner or if our ability to collect delinquent financing payments is impaired, our business and results of operations would be materially and adversely affected. We may also be subject to risks relating to third-party debt collection service providers who we engage for the recovery and collection of loans.

Under most of the financial leasing agreements between the automobile purchasers with third-party financing partners, we guarantee the lease/loan payments including principal and the accrued and unpaid interest for the automobile purchase funded by these financing partners. Therefore, failure to collect lease/loan payments or to repossess the collateral may have a material adverse effect on our business operations and financial positions. Although the lease/loan payments are secured by the cars, we may not be able to repossess the car collateral when our customers default. Our measures to track the cars include installing GPS trackers on cars. We cannot assure you that we will be able to successfully locate and recover the car collateral. We have in the past failed to repossess a limited number of car collaterals as the GPS trackers failed to function properly or had been disabled, and we cannot assure you that these incidences will not happen again the future. We also cannot assure you that there will not be regulatory changes that prohibit the installation of GPS trackers, or the realized value of the repossessed cars will be sufficient to cover our customers' payment obligations. If we cannot repossess some of these cars or the residual values of the repossessed cars are lower than we expected and not sufficient to cover the automobile purchaser' payment obligation, our business, results of operations and financial condition may be materially and adversely affected.

Moreover, the current regulatory regime for debt collection in the PRC remains unclear. We aim to ensure our collection efforts carried out by our asset management department comply with the relevant laws and regulations in the PRC. However, if our collection methods are viewed by the automobile purchasers or regulatory authorities as harassments, threats or other illegal means, we may be subject to risks relating to our collection practice, including lawsuits initiated by the borrowers or prohibition from using certain collection methods by the regulatory authorities. Any perception that our collection practices are aggressive and not compliant with the relevant laws and regulations in the PRC may result in harm to our reputation and business, decrease in the willingness of prospective borrowers to apply for and utilize our financing facilitation service, or fines and penalties imposed by the relevant regulatory authorities, any of which may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to enforce our rights against automobile purchaser.

We offer automobile purchaser various value-added services associated with purchasing a car with financing. Such services mainly involve registrations of license plates and permits with the relevant government authorities. We charge certain automobile purchaser fees for such services, but we do not enter into written contracts with such automobile purchaser. In the event a legal dispute arises between a car buyer and us, we may not be able to enforce our rights against the relevant automobile purchaser. Our failure to enforce our rights may materially and adversely affect our business, results of operation and financial condition.

We are required to obtain certain licenses and permits for our business operations, and we may not be able to obtain or maintain such licenses or permits.

We may be deemed to operate financing guarantee business by the PRC regulatory authorities. Under certain arrangements in our services, we provide guarantees to our customers who apply for financing with certain of our financing partners. In August, 2017, the PRC State Council promulgated the Regulations on the Administration of Financing Guarantee Companies (the “Financing Guarantee Rules”), which became effective on October 1, 2017. Pursuant to the Financing Guarantee Rules, “financing guarantee” refers to the activities in which guarantors provide guarantee to the guaranteed parties as to loans, bonds or other types of debt financing, and “financing guarantee companies” refer to companies legally established and operating financing guarantee business. According to the Financing Guarantee Rules, the establishment of financing guarantee companies are subject to the approval by the relevant governmental authority, and unless otherwise stipulated, no entity may operate financing guarantee business without such approval.

We do not believe that the Financing Guarantee Rules apply to our car financing facilitation business as we provide guarantees to our financing partners in connection with the financing of the purchase of automobiles and such guarantees are not provided independently as our principal business. However, due to the lack of further interpretations, the exact definition and scope of “operating financing guarantee business” under the Financing Guarantee Rules is unclear. It is uncertain whether we would be deemed to operate financing guarantee business in violation of relevant PRC laws or regulations because of our current arrangements with certain financial institutions. If the relevant regulatory authorities determine that we are operating financing guarantee business, we may be required to obtain approval or license for financing guarantee business to continue our collaboration arrangement with certain financial institutions. If we are no longer able to maintain our current arrangement with these financial institutions, or become subject to penalties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, considerable uncertainties exist regarding the interpretation and implementation of existing and future PRC laws and regulations governing our business activities. If we fail to complete, obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various penalties, such as confiscation of the illegal gains, imposition of fines and discontinuation or restriction of our operations. Any such penalties may disrupt our business operations and materially and adversely affect our business, financial condition and results of operations.

We assist automobile purchasers to get financing from financing institutions, which may constitute provision of intermediary service, and our agreements with these financial institutions may be deemed as intermediation contracts under the PRC Contract Law.

We assist automobile purchasers to get financing from financing institutions, which may constitute an intermediary service, and such services may be deemed as intermediation contracts under the PRC Contract Law. Under the PRC Contract Law, an intermediary may not claim for service fee and is liable for damages if it conceals any material fact intentionally or provides false information in connection with the conclusion of an intermediation contract, which results in harm to the client’s interests. Therefore, if we fail to provide material information to financial institutions, or if we fail to identify false information received from automobile purchasers or others and in turn provide such information to financial institutions, and in either case if we are also found to be at fault, due to failure or deemed failure to exercise proper care, such as to conduct adequate information verification or employee supervision, we could be held liable for damage caused to financial institutions as an intermediary pursuant to the PRC Contract Law. In addition, if we fail to complete our obligations under the agreements entered into with financial institutions, we could also be held liable for damages caused to financial institutions pursuant to the PRC Contract Law.

If data provided by automobile purchasers and other third-party sources or collected by us are inaccurate, incomplete or fraudulent, the accuracy of our credit assessment could be compromised, customer trust in us could decline, and our business, financial position and results of operations would be harmed.

To the extent that automobile purchasers provide inaccurate or fraudulent information to us, or the data provided by third-party sources is outdated, inaccurate or incomplete, our credit evaluation may not accurately reflect the associated credit risks of automobile purchasers. Among other things, we rely on data from external sources, such as the personal credit report from People’s Bank of China. These checks may fail and fraud may occur as we may fail to discover or reveal fake documents or identities used by fraudulent automobile purchasers. Additionally, once we have obtained an automobile purchaser's information, the automobile purchaser may subsequently (i) become delinquent in the payment of an outstanding obligation; (ii) default on a pre-existing debt obligation; (iii) take on additional debt; or (iv) experience other adverse financial events, making the information we previously obtained inaccurate. We also collect car collateral location data by installing GPS trackers for lease/loan payment monitoring purposes. The location data we collected may not be accurate. As a result, our ability to repossess the car collateral could be severely impaired. If we are unable to collect the lease/loan payments we facilitated or repossess the car collateral due to inaccurate or fraudulent information, our results of operations and profitability would be harmed.

Government policies on automobile purchases and ownership may materially affect our results of operations.

Government policies on automobile purchases and ownership may have a material effect on our business due to their influence on consumer behaviors. Since 2009, the PRC government has changed the purchase tax on automobiles with 1.6 liter or smaller engines several times. In addition, in August 2014, several PRC governmental authorities jointly announced that from September 2014 to December 2017, purchases of new energy automobiles designated on certain catalogs will be exempted from the purchase taxes. In April 2015, several PRC governmental authorities also jointly announced that from 2016 to 2020, purchasers of new energy automobiles designated on certain catalogs will enjoy subsidies. In December 2016, relevant PRC governmental authorities further adjusted the subsidy policy for new energy automobiles. We cannot predict whether government subsidies will remain in the future or whether similar incentives will be introduced, and if they are, their impact on automobile retail transactions in China. It is possible that automobile retail transactions may decline significantly upon expiration of the existing government subsidies if consumers have become used to such incentives and delay purchase decisions in the absence of new incentives. If automobile retail transactions indeed decline, our revenues may fluctuate and our results of operations may be materially and adversely affected.

Some local governmental authorities also issued regulations and relevant implementation rules in order to control urban traffic and the number of automobiles within particular urban areas. For example, local Beijing governmental authorities adopted regulations and relevant implementing rules in December 2010 to limit the total number of license plates issued to new automobile purchases in Beijing each year. Local Guangzhou governmental authorities also announced similar regulations, which came into effect in July 2013. There are similar policies that restrict the issuance of new automobile license plates in Shanghai, Tianjin, Hangzhou, Guiyang and Shenzhen. In September 2013, the State Council released a plan for the prevention and remediation of air pollution, which requires large cities, such as Beijing, Shanghai and Guangzhou, to further restrict the number of motor vehicles. In March 2018, the Beijing government issued an additional regulation to limit the total number of vehicles in Beijing to no more than 6.1 million by the end of 2018. Such regulatory developments, as well as other uncertainties, may adversely affect the growth prospects of China’s automobile industry, which in turn may have a material adverse impact on our business.

Our business is also subject to risks related to China's automobile leasing and financing industry, including industry-wide and macroeconomic risks.

We operate in China’s automobile leasing and financing industry. We cannot assure you that this market will continue to grow rapidly in the future. Further, the growth of China’s automobile leasing and financing industry could be affected by many factors, including:

•	general economic conditions in China and around the world;
•	the growth of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth of China's automobile industry;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	environmental concerns and measures taken to address these concerns;
•	the cost of energy, including gasoline prices, and the cost of car license plates in various cities with license plate lottery or auction systems in China;
•	the improvement of the highway system and availability of parking facilities;
•	other government policies relating to automobile leasing and financing in China;
•	fluctuations in the sales and price of new and used cars;
•	consumer acceptance of financing car purchases;
•	ride sharing, transportation networks, and other fundamental changes in transportation pattern; and
•	other industry-wide issues, including supply and demand for cars and supply chain challenges.

Any adverse change to these factors could reduce demand for used cars and hence demand for our services, and our results of operations and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Business Cooperation Agreement

On August 26, 2018, Hunan Ruixi entered into a Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, as amended by a supplement agreement dated October 16, 2018 (“Business Cooperation Agreement”) with Jinkailong and its shareholders (“Original Jinkailong Shareholders”). Pursuant to the Business Cooperation Agreement, Hunan Ruixi shall enter into an equity transfer agreement with the Original Jinkailong Shareholders for the acquisition of 35% of the outstanding equity interest of Jinkailong for no consideration (the “Acquisition”). Such equity transfer agreement was executed on August 26, 2018 and the Acquisition was closed on October 31, 2018.

Upon the closing of the Acquisition, Hunan Ruixi will enter into automobile purchase agreements with Jinkailong for a maximum amount of RMB40 million (approximately US$5,906,500), provided that, among other things, Hunan Ruixi has completed the due diligence of Jinkailong; the management and Original Jinkailong Shareholders have entered into employment agreements, non-competition and confidentiality agreements with Jinkailong to the satisfaction of Hunan Ruixi; and the Acquisition has been registered with the relevant authorities. The Original Jinkailong Shareholders are responsible for the operations and staffing of Jinkailong in Hunan province, China and have committed to achieve the following milestones within nine months starting from October 16, 2018 (“Performance Period”): (i) an aggregate of RMB 200 million (approximately US$29.5 million) (before taxes) worth of automobiles by Hunan Ruixi and Jinkailong, of which Jinkailong will account for RMB40 million (approximately US$5.9 million); and (ii) a total revenue of RMB 20 million (approximately US$2.95 million) and a net income of no less than RMB 10 million (approximately US$1.48 million), of which Jinkailong will account for no less than RMB4 million (approximately US$590,572) and RMB 2 million (approximately $295,286), respectively. Hunan Ruixi will make a payment to each of the Original Jinkailong Shareholders equal to the audited net profit at the end of the Performance Period multiplied by the respective percentage of equity interest each of the Original Jinkailong Shareholders transferred to Hunan Ruixi (“Performance Payments”). However, if Hunan Ruixi fails to finance Jinkailong’s automobile purchase of RMB40 million (approximately US$5,906,500), Hunan Ruixi will make the Performance Payments to the Original Jinkailong Shareholders regardless of the satisfaction of the performance targets.

Under the Business Cooperation Agreement, Hunan Ruixi is entitled to a series of rights which include, without limitation, (i) the right to designate an executive director of Jinkailong, (ii) the right to veto certain corporate actions of Jinkailong, including but not limited to, change of registered capital, dissolution, liquidation, mergers and acquisition, disposal of material assets in excess of RMB1,000,000 (approximately US$147,920), change of business, and approval of equity incentive plan or profit sharing plan, (iii) the right to receive dividend distributions and liquidation payments prior to other shareholders of Jinkailong.

Hunan Ruixi has the right of first refusal in respect of the purchase of the remaining 65% equity interest in Jinkailong within twelve months following the Performance Period, should the Original Jinkailong Shareholders agree to sell such equity interest. Hunan Ruixi is also entitled to certain preemptive right and anti-dilution protection under the Business Cooperation Agreement.

Hunan Ruixi may request Jinkailong or the Original Shareholders to buy back Hunan Ruixi’s equity interest in Jinkailong at a price equal to the after-tax net profit of Jinkailong multiplied by the relevant equity interest percentage, if, among other things, Jinkailong fails to achieve the performance targets, as provided in the Business Cooperation Agreement, or Jinkailong fails to renew the agreement with Didi Chuxing.

The foregoing description of Business Cooperation Agreement and its supplement agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Business Cooperation Agreement and its supplement agreement, copies of which are filed herewith as Exhibits 10.2 and 10.3, respectively and incorporated herein by reference.

Cooperation Agreements

On December 11 and December 17, 2018, Hunan Ruixi entered into two cooperation agreements with Didi Chuxing (“Cooperation Agreements”). Pursuant to the Cooperation Agreements, Hunan Ruixi will provide automobile sourcing and automobile financing/leasing solutions to the drivers of Didi Chuxing’s online ride-hailing service platform at the most favorable terms. Hunan Ruixi is required to make a deposit of RMB 100,000 (US$14,540) for payment of damages, late payments, penalties arising under the agreements, which amount shall be increased based on the number of automobiles offered through Didi Chuxing’s platform. The agreements are valid for one year after the date of execution.

However, Didi Chuxing has the right to terminate the agreements unilaterally within three months of the execution. In addition, if either party may terminate the agreements immediately with written notice to the other party if the other party ceases its business, liquidates, dissolves, becomes insolvent or enters into receivership or bankruptcy, or breaches the agreement. Either party may terminate the agreement with a 30-day advance notice and without any penalty if there is any change in applicable law and policy, industry restriction, business strategies or operations. The agreement may also be terminated with a 15-day written notice and a payment of liquidated damages of RMB10,000 (approximately US$1,479).

The foregoing description of the Cooperation Agreements does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Cooperation Agreements, copies of which are filed herewith as Exhibits 10.4 and 10.5 and incorporated herein by reference

Software Services Agreement

On December 25, 2018, our WFOE entered into a software service agreement (“Software Service Agreement”) with Chengdu New Partner Business Consulting Co., Ltd. (“New Partner”). According to the Software Service Agreement, for a total service fee of RMB5,000,000 (approximately US$727,000), New Partner will provide software solutions to WFOE, including but not limited to, technology support for its online lending platform, risk management consulting, operation support, business management consulting, risk management system maintenance, and training services (“Services”) after the completion of the record-filing of the online lending platform as an online lending information intermediary with the applicable government authority. New Partner may charge additional service fees if the total outstanding loans on our lending platform exceeds RMB30,000,000 (approximately US$4,362,000). The Software Service Agreement will remain effective unless terminated earlier (i) by WFOE in writing in the event that the record-filing of our lending platform is not successful and WFOE chooses not to use the Services for other operations, (ii) by the non-breaching party if the breaching party fails to cure the default within 30 business days after notice, or (iii) by both parties in writing. We have paid the initial deposit of RMB 1,000,000 (US$145,400) under the Software Service Agreement which is not refundable if we fail to complete the record-filing for our online lending platform and choose not to use New Partner’s Services for other operations. New Partner shall retain all intellectual property rights created in connection with the performance of its Services. In light of Circular 175, we may not be able to complete the record-filing of our online lending platform and as such, we may choose to terminate the Software Services Agreement if we indeed fail in our efforts to complete such record-filing.

Item 6.	Exhibits.

Number	Description
10.1	Investment and Equity Transfer Agreement, dated as of November 16, 2018, by and among Senmiao Technology Limited, Hunan Ruixi Financial Leasing Co., Ltd., Hunan Ruipin Cultural Industry Co., Ltd., Luziyun International Group (Southeast Asia) Shares Limited and Chengdu Little Monkey Information and Technology Co., Ltd. (1)

10.2*	Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated August 26, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo

10.3*	Amendment to Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated October 16, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo

10.4*	Collaboration Agreement, dated December 11, 2018, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd.

10.5*	Collaboration Agreement, dated December 17, 2018, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd.

10.6*	Consulting Service Agreement, dated October 23, 2018, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd.

10.7*	Voting Agreement, dated August 26, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. And certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd.

10.8*	Amendment to the Voting Agreement, dated November 11, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. And certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

(1) Incorporated by reference to Exhibit 10.1 to Senmiao Technology Limited’s Current Report on Form 8-K, filed with the Commission on November 28, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senmiao Technology Limited

Dated: February 19, 2019	By:	/s/ Xi Wen
Name: Xi Wen
Title: Chief Executive Officer (Principal Executive Officer)

Dated: February 19, 2019	By:	/s/ Xiaoyuan Zhang
Name: Xiaoyuan Zhang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

