Form 10-K/A
period 2018-03-31
Senmiao Technology Ltd
filed 2019-03-19
CIK 1711012

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980): None

 EXPLANATORY NOTE

Senmiao Technology Limited (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2018 (the “Original Filing Date”), in order to correct a clerical error in the financial statements included in the Original 10-K.

Specifically, the Company is amending the amount of general and administrative expenses for the year ended March 31, 2017 from $99,550 to $0 in Note 15 to the Consolidated Financial Statements in the Original 10-K.

Except for the amendment described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original 10-K, and, accordingly, this Amendment should be read in conjunction with the Original 10-K.

Readers are cautioned that information contained in this Amendment is only current as of the Original Filing Date; therefore, to obtain more current information regarding the Company, readers are advised to review the Company’s subsequent filings with the SEC.

As a result of the Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original 10-K, have been re-executed and re-filed as of the date of this Amendment.

SENMIAO TECHNOLOGY LIMITED

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2018	2017

General and administrative expenses	$(204,864)	$-
Equity of loss in subsidiary	(9,654,108)	-
Net loss	(9,858,972)	-
Foreign currency translation adjustments	854,001	-
Comprehensive loss	$(9,004,971)	$-

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years ended March 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(9,858,972)		$-
Adjustments to reconcile net loss to net cash used in operating activities:			-
Equity of loss of subsidiaries	9,654,108		-
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	(39,964)		-
Accrued expenses and other liabilities	81,927		-
Due to stockholders	71,000		-

Cash Flows used in Operating Activities	(91,901)		-

Cash Flows From Financing Activities:
Net Proceeds from issuance of common stock in initial public offering	9,641,604		-
Proceeds from exercise of the underwriter’s overallotment option	1,411,368		-
Cash Flows provided by Financing Activities	11,052,972		-

Net increase in cash and cash equivalents	10,961,071		-
Cash and cash equivalents, beginning of year	-		-

Cash and cash equivalents, end of year	$10,961,071		$-

Supplemental Cash Flows Information:
Income tax paid	$-		$-
Interest paid	$-		$-

Non-cash investing and financing activities:
IPO issuance costs net against additional paid-in capital	$1,264,628		$-
Escrow receivable in connection with IPO	$1,200,000		$-
IPO expenses paid by the Company’s stockholders	$67,277	$

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Basis of presentation

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

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2019	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
Xi Wen
Chairman of the Board, President, Chief Executive Officer and Secretary
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Xiaoyuan Zhang
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No.1 to the Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Xi Wen	Chairman of the Board, President, Chief	March 19, 2019
Xi Wen	Executive Officer and Secretary (Principal Executive Officer)

/s/ Xiaoyuan Zhang	Chief Financial Officer and Treasurer	March 19, 2019
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent D. Davis	Director	March 19, 2019
Trent D. Davis

/s/ Xiaojuan Lin	Director	March 19, 2019
Xiaojuan Lin

/s/ Sichun Wang	Director	March 19, 2019
Sichun Wang

/s/ Jie Gao	Director	March 19, 2019
Jie Gao