Form 10-K
period 2019-03-31
Senmiao Technology Ltd
filed 2019-07-05
CIK 1711012

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38426

SENMIAO TECHNOLOGY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16F, Shihao Square, Middle Jiannan Blvd. High-Tech Zone, Chengdu Sichuan, People's Republic of China	610000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: +86 28 61554399

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	AIHS	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 28, 2018, was approximately $65,802,856. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 2, 2019, there were 27,726,615 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1980): None

SENMIAO TECHNOLOGY LIMITED

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“China” or the “PRC” refers to the People's Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;
•	“Didi” refers to Didi Chuxing Technology Co., Ltd., a major transportation network company in China, operating the largest ride-hailing platform in China;
•	“Didi drivers” refer to ride-hailing drivers affiliated with Didi;
•	“Hunan Ruixi” refers to Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;
•	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., our variable interest entity;
•	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;
•	“RMB” and “Renminbi” refer to the legal currency of China;
•	“Ruixi Leasing” refers to Hunan Ruixi Automobile Leasing Co., Ltd., the wholly owned subsidiary of Hunan Ruixi;
•	“Senmiao,” “we,” “us,” “our company” and “our” refer to Senmiao Technology Limited., its subsidiaries and its consolidated variable interest entities;
•	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly owned subsidiary in China;
•	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., our variable interest entity;
•	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;
•	“variable interest entities” or “VIEs” refer to Sichuan Senmiao and Jinkailong; and
•	“Yicheng” refers to Yicheng Financial Leasing Co., Ltd., our wholly owned subsidiary in China.

We use U.S. dollars as reporting currency in our financial statements and in this Report. Monetary assets and liabilities denominated in Renminbi are translated into U.S. dollars at the rates of exchange as of the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated using the average rate for the period. In other parts of this Report, any Renminbi denominated amounts are accompanied by translations. With respect to amounts not recorded in our consolidated financial statements included elsewhere in this Report, all translations from Renminbi to U.S. dollars were made at RMB6.8686 to US$1.00, the noon buying rate set forth in the H.10 statistical release of the Federal Reserve Board on June 24, 2019. We make no representation that the Renminbi or U.S. dollar amounts referred to in this Report could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. The PRC government restricts or prohibits the conversion of Renminbi into foreign currency and foreign currency into Renminbi for certain types of transactions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;

•	the growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

•	the growth of China's ride-hailing, automobile financing and leasing industries;

•	taxes and other incentives or disincentives related to car purchases and ownership;

•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

•	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

•	our expectations regarding demand for and market acceptance of our products and services;

•	our expectations regarding our customer base;

•	our plans to invest in our automobile transaction and related services business;

•	our relationships with our business partners;

•	competition in our industries;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant government policies and regulations relating to our industries.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated or over which we may not have any control. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those that are expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Report and our other periodic reports filed by us with the SEC. Should one or more of these risks or unanticipated risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in our periodic reports are not exhaustive.

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

Overview

Senmiao Technology Limited (the “Company,” “we,” “us,” “our” or similar terminology) is a U.S. holding company incorporated in the State of Nevada. We currently have two operating businesses segments: (i) automobile transaction and related services focusing on the ride-hailing industry in People’s Republic of China (the “PRC” or “China”) through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd. (“Ruixi Leasing”) and variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”) (the “Automobile Transaction and Related Services”); and (ii) online lending services through its VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitates loan transactions between Chinese investors and individual and small-to-medium-sized enterprise (“SME”) borrowers (our “Online Lending Services”). Our executive offices are located in Chengdu City, Sichuan Province, China. Substantially all of our operations are conducted in China.

During the years ended March 31, 2019, we generated revenue of $2,551,107 from our Automobile Transaction and Related Services and $369,956 from our Online Lending Services. While we have historically focused our efforts on our Online Lending Services segment, due to the increased regulation of peer-to-peer lending services in China, as described below (see “Business — Regulations”), and general business opportunities that have become available to us, we have reallocated our resources to focus on our Automobile Transaction and Related Services segment of our business.

Our Corporate History

We were incorporated in the State of Nevada on June 8, 2017. We have established a wholly owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), in China. As of the date of this Report, Senmiao Consulting provides services to Sichuan Senmiao, one of our VIEs, pursuant to the VIE Agreements as defined below. Senmiao Consulting and Sichuan Senmiao conduct a major portion of our research and development activities.

Sichuan Senmiao was established in China in June 2014. We have entered into a series of contractual arrangements (the “VIE Agreements”) with Sichuan Senmiao and each of its equity holders through Senmiao Consulting to obtain control and become the primary beneficiary of Sichuan Senmiao. The contractual arrangements have been in place since the establishment of Senmiao Consulting (the “Restructuring”).

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer (“P2P”) platform (including website, internet content provider (“ICP”) registration, operating systems, servers, management system, employees and users) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. (“Chenghexin”), which had established and operated the platform for two years prior to our acquisition (the “Acquisition”), for a total cash consideration of RMB 69,690,000 (approximately US$10.1 million).

Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB 60 million (approximately US$8.9 million) immediately following the Acquisition, in order to focus on the online marketplace lending business.

On November 21, 2018, we entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi, pursuant to which we acquired an aggregate of 60% of the equity interest of Hunan Ruixi for no consideration. We closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement.

Hunan Ruixi has a wholly owned subsidiary, Ruixi Leasing, a PRC limited liability company formed in April 2018 with a registered capital of RMB 10 million (approximately US$1.5 million). Ruixi Leasing is licensed to engage in automobile sales and leasing and has not commenced operations as of the date of this Report.

Hunan Ruixi also owns 35% equity interest in Jinkailong and control the remaining 65% equity interest through a voting agreement with Jinkailong’s other shareholders. Jinkailong is an automobile transaction and related services company in Chengdu City, Sichuan Province, China, which primarily targets drivers in the ride-hailing service sector and facilitates automobile sales and financing transactions for its clients and provides relevant after-transaction services to them.

In May 2019, we formed Yicheng Financial Leasing Co., Ltd. (“Yicheng”), a PRC limited liability company and wholly owned subsidiary, with a registered capital of $50 million in Chengdu City, Sichuan Province, China. Yicheng has obtained its business licenses for automobiles sale and financial leasing on May 5, 2019 and has been engaged in automobile sales since June 2019.

Our Corporate Structure

The following diagram illustrates our corporate structure, including our subsidiaries and our VIEs as of the date of this Report:

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay Senmiao Consulting service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. There are no unrecognized revenue-producing assets that are held by Sichuan Senmiao.

Each of the VIE Agreements is described in details below:

Equity Interest Pledge Agreement

Senmiao Consulting, Sichuan Senmiao and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, pursuant to which the Sichuan Senmiao Shareholders pledged all of their equity interest in Sichuan Senmiao to Senmiao Consulting in order to guarantee the performance of Sichuan Senmiao’s obligations under the Exclusive Business Cooperation Agreement as described below. During the term of the pledge, Senmiao Consulting is entitled to receive any dividends declared on the pledged equity interest of Sichuan Senmiao. The Equity Interest Pledge Agreement terminates when all contractual obligations under the Exclusive Business Cooperation Agreement have been fully performed.

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered by and among the Company, WFOE, Sichuan Senmiao and each of Sichuan Senmiao Shareholders, Senmiao Consulting will provide Sichuan Senmiao with complete technical support, business support and related consulting services for 10 years ended September 18, 2027. The Sichuan Senmiao Shareholders and Sichuan Senmiao will not engage any third party for the same or similar consultation services without Senmiao Consulting’s prior consent. Further, the Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. Senmiao Consulting may terminate the Exclusive Business Cooperation Agreement at any time upon prior written notice to Sichuan Senmiao and the Sichuan Senmiao Shareholders.

Exclusive Option Agreement

Pursuant to an Exclusive Option Agreement entered by and among Senmiao Consulting, Sichuan Senmiao and the Sichuan Senmiao Shareholders, the Sichuan Senmiao Shareholders have granted Senmiao Consulting an exclusive option to purchase at any time their equity interests in Sichuan Senmiao at a purchase price equal to the capital paid by the Sichuan Senmiao Shareholders in whole or at a pro-rated price for any partial purchase. The Exclusive Option Agreement terminates after 10 years ending September 18, 2027 but can be renewed by Senmiao Consulting at its discretion.

Powers of Attorney

Each of the Sichuan Senmiao Shareholders has signed a power of attorney (the “Power of Attorney”), pursuant to which, each of the Sichuan Senmiao Shareholders has authorized Senmiao Consulting to act as his or her exclusive agent and attorney with respect to all rights of such individual as a shareholder of Sichuan Senmiao, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights that shareholders are entitled to under PRC laws and the Articles of Association of Sichuan Senmiao, including but not limited to voting, sale, transfer, pledge and disposition of the equity interests of Sichuan Senmiao; and (c) designating and appointing the legal representative, chairperson, director, supervisor, chief executive officer and other senior management members of Sichuan Senmiao. The Power of Attorney has the same term as the Exclusive Option Agreement.

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

The Company has concluded that it should consolidate the financial statements with Sichuan Senmiao because it is Sichuan Senmiao’s primary beneficiary based on the Power of Attorney from the Sichuan Senmiao Shareholders, who assigned their rights as shareholders of Sichuan Senmiao to Senmiao Consulting, the Company’s wholly-owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, directors, supervisors and senior management of Sichuan Senmiao. As a result, the Company, through Senmiao Consulting, is deemed to hold all of the voting equity interests in Sichuan Senmiao. Pursuant to Exclusive Business Cooperation Agreement, Senmiao Consulting shall provide complete technical support, business support and related consulting services for 10 years. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan to provide financial support to Sichuan Senmiao were considered in determining that the Company is the primary beneficiary of Sichuan Senmiao. Accordingly, the financial statements of Sichuan Senmiao are consolidated in the Company’s consolidated financial statements.

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

Voting Agreement with Jinkailong’s Other Shareholders

In addition to obtaining 35% equity interests in Jinkailong, Hunan Ruixi, Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests entered into a voting agreement, as amended (the “Voting Agreement”), pursuant to which all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on numerous corporate matters including all fundamental corporate transactions in the event of a disagreement for a period of 20 years, ending on August 25, 2038.

The Company has consolidated the financial statements of Jinkailong into its financial statements because it is Jinkailong’s primary beneficiary based on the Voting Agreement. Though not explicit in the business cooperation agreement by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, the Company may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreement and the Company’s plan to provide financial support to Jinkailong were considered in determining that the Company is the primary beneficiary of Jinkailong. Accordingly, the financial statements of Jinkailong are consolidated in the Company’s consolidated financial statements. Although we are able to consolidate the financial statements of Jinkailong, we are only entitled to distribution of dividends and assets based on our ownership of 35% of the equity interest of Jinkailong. However, pursuant to the Investment Agreement, we are entitled to dividend and liquidation preference.

Our Services

Our Automobile Transaction and Related Services

Overview

Our Automobile Transaction and Related Services are mainly comprised of (i) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide ride-hailing services (the “auto financing and transaction facilitation”); (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business (the “auto sales”); and (iii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “auto financing”). We started our facilitation services in November 2018 and the sale of automobiles in January 2019. As of March 31, 2019, we have facilitated financing for an aggregate of 311 automobiles with total value of approximately $4.1 million and have sold an aggregate of 212 automobiles with total value of approximately $1.8 million. Our auto financing business did not commence until the end of March 2019 and has seen a slow growth to date. During the fiscal year ended March 31, 2019, our auto financing and transaction facilitation and auto sales accounted for 21.1% and 62.2% of our total revenue, respectively.

Auto Financing and Transaction Facilitation

Leveraging the growing popularity of ride-hailing services in China, we facilitate the auto financing transactions between the ride-hailing drivers and financial institutions. As of the date of this Report, all the ride-hailing drivers we service are affiliated Didi Chuxing Technology Co., Ltd., a major transportation company operating the largest ride-hailing platform in China (“Didi”). Our services simplify the transaction process for both the Didi drivers and the financial institutions. Specifically, our facilitation services include purchase services and management and guarantee services.

Purchase services cover a wide range of services provided to Didi drivers during the process of an automobile financing transaction, including but not limited to, credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. Our service fees are based on the sales price of the automobiles and relevant services provided. Our service fees for automobiles purchase services ranged from $500 to $4,000 per vehicle.

The management and guarantee services are provided to Didi drivers after the delivery of automobiles, covering (i) management services including, without limitation, ride-hailing driver training, assisting with purchase of insurances, insurance claims and after-sale automobile services, handling traffic violations and other consulting services; and (ii) guarantee services for the obligations of Didi drivers under their financing arrangement with financial institutions. As at March 31, 2019, the maximum contingent liabilities we were exposed would be approximately $11.5 million if all the automobile purchasers defaulted. Our management and guarantee fees are based on the costs of our services and the results of our credit assessment of the automobile purchasers. Our fees average approximately $1,100 per automobile for the affiliation period and are paid by the Didi drivers on a monthly basis during the affiliation period.

Transaction Process

The following chart illustrates our typical process of auto financing facilitation.

Financing Partners

We have established collaboration with a number of financial institutions, including commercial banks, financial leasing companies as well as online peer-to-peer lending platforms, which finance the purchase of automobiles by our automobile purchasers through financial leasing agreements or loan agreements (the “Financing Agreements”). Under our arrangements with financing partners, we will refer prospective automobile purchasers and are generally responsible for collecting information on such purchasers, conducting credit assessment of them, registration of the cars as collateral with government and providing guarantee on the their payments under the Financing Agreements. To secure the interests of the financing partners, each automobile is mortgaged in favor of the financing partner which is registered with relevant local government agencies.

We typically prepay the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the term of the Financing Agreements. We are required under our arrangements with the financing partners to make payments on behalf of the automobile purchasers in the event of default. As of March 31, 2019, the outstanding payments we made on behalf of defaulted purchasers were approximately $0.15 million. After we make payments, we will request the defaulted purchasers to pay us back. If we are unable to recover the payments within a certain period of time, we will start our collection process. See “Business — Our Services — Our Automobile Transaction and Related Services — Post-Financing Services.”

During the fiscal year ended March 31, 2019, our top two financing partners were Sichuan Jinding Fortune Information Technology Co., Ltd. and Haitong Unitrust International Leasing Co., Ltd., which collectively financed an aggregate of 191 cars with a total value of approximately $1.9 million, representing approximately 83.9% of the transaction value financed by our financing partners as of March 31, 2019.

Partnership with Didi

To capitalize on the large and rapidly expanding fleet of Didi, we have established collaboration with Didi through both Hunan Ruixi and Jinkailong. Under Jinkailong’s consulting service agreement with Didi, Jinkailong provides vehicle leasing and financing, insurance facilitation, affiliated vehicle management, and other services for the fleet of Didi in Chengdu City, Sichuan Province. Hunan Ruixi also entered into cooperation agreements with Didi in December 2018, pursuant to which Hunan Ruixi agreed to source automobiles for and provide automobile financing/leasing solutions to Didi drivers in Changsha City, Hunan Province. Our relationship with Didi is crucial to our business as it enables us to attract more automobile purchasers who are interested in working as Didi drivers and becoming affiliated with us.

Partnership with Feiniu

Jinkailong also entered into a business cooperation agreement with Sichuan Feiniu Automobile Transportation Co., Ltd. (“Feiniu”), a provider of intercity passenger transportation and freight logistics services and provider of consulting services to Didi’s drivers on intercity carpool business. Pursuant to the business cooperation agreement, Jinkailong agreed to provide automobile and driver sourcing services as Feiniu’s exclusive business partner for Feiniu’s intercity carpool business in Chengdu City, Sichuan Province for a period of three years. In return, Feiniu agreed to pay Jinkailong 30% of the consulting service fee Feiniu receives under its agreement with Didi for the proportion of automobiles supplied by Jinkailong. In addition, Jinkailong agreed to refer no less than 30% of its customers to subscribe for Feiniu’s automobile management services, including automobile purchase, title registration, insurance purchase and financing.

Auto Transaction Facilitation Services

Through Hunan Ruixi and Jinkailong, we also facilitate automobile purchase transactions between dealers, our cooperative third party sales teams and the automobile purchasers, primarily Didi drivers. We provide sales venue and vehicle sourcing for the transactions. We charge third party sales teams and automobile purchasers a facilitation fee based on the type of vehicle and negotiation with each dealer, third party sales team and purchaser, generally no more than $1,700 per automobile from third party sales team and $2,200 from the purchaser.

We also provide a series of services for the purchasers throughout the automobile purchase transaction process, including registration of license plates and permits from the relevant government authorities, insurance facilitation and assistance with applications to financial institutions to finance the purchase. Our service fees are based on the sales price of the automobiles and relevant services provided. Our service fees ranged from approximately $500 to $4,000 per vehicle.

Auto Sales

We are also engaged in the sales of automobiles through Hunan Ruixi. As we are targeting to sell cars to Didi, Hunan Ruixi procures new cars of model and specification acceptable to Didi. Hunan Ruixi typically sets up periodic procurement plans based on the estimated transaction volume of Jinkailong and buy in bulk to obtain better pricing. Hunan Ruixi will then mark up the price and sell the cars to the ride-hailing drivers who are typically customers in our auto financing facilitation services. All the new cars Ruixi procured are parked in our warehouses in Chengdu City.

Substantially all of the cars are sold through a financing arrangement, under which we will receive a majority of the purchase price (ranging from approximately 69% to 100%) from the financing proceeds and the remainder from monthly installment payments of the Didi drivers.

Auto Financing

We began offering auto financing services in March 2019. In our self-operated financing, we act as a lessor and a customer (i.e., Didi driver) acts as a lessee. We offer to the lessee a selection of automobiles that were purchased by us in advance. The lessee will choose the desirable automobile to be purchased and enter into a financing lease with us. During the term of the financing lease, the lessee will have use rights with respect to the automobile. We will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the lessee will pay a minimal price and obtain full title to the automobile after the financing lease is repaid in full. In connection with the financing lease, the lessee will enter into a service agreement with us. Pursuant to this service agreement, the lessee will pay us a service fee ranging from approximately $1,250 to approximately $3,500 for our services, which covers, among others, payment of purchase taxes and insurance, license and plate registration, and training of ride-hailing drivers.

As of the date of this Report, we have financed the purchase of 87 automobiles with an average financing amount per customer of approximately $19,000 and lease terms ranging from 36 to 48 months. The interest rates of our auto financing are fixed and range from 5.5% to 11.4% per annum. No down payment is required under our financing leases.

Customers

Over 95% of our customers are Didi drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving a ride-hailing car, our customers choose to become affiliated with us who offer them a simplified and smooth process to become qualified. Our automobile purchasers, who are mostly Didi drivers, typically become affiliated with us through affiliation agreements pursuant to which we, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements.

We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. Since our acquisition of Hunan Ruixi through the date of this Report, we have serviced approximately 740 customers, including approximately 700 Didi drivers.

Risk Management

The assessment of prospective Didi drivers is based on collective efforts and provides a comprehensive evaluation of the automobile buyers. In our auto financing facilitation business, assessment on a prospective buyer typically involves three parties: financial institutions, Didi and us. As financial institution makes the ultimate decision on the financing application and the financing terms and Didi determines the outcome of the driver qualification process, we do not maintain a credit grading system. We believe our manual review and verification process is sufficient for the requirements of our current operations.

We conduct an initial screening when we receive an application from the prospective Didi drivers based on credit reports from People’s Bank of China (“PBOC”) and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. An initially qualified candidate must meet certain minimum criteria:

•	be between 22-60 years old;

•	reside in the mainland of China;

•	have a driving history of at least three years;

•	not be subject to on-going legal proceedings or enforcement;

•	not be listed on a national delinquent debtor’s list;

•	have a real intension to purchase automobile; and

•	the value of purchased automobile matches the income of the candidate.

Additionally, we arrange a simple in-person interview with the applicant where we gather information on marital/family status, income, assets, borrowing history and default history, if any. This interview is typically conducted by our risk management staff who will verify the accuracy of information on the prospective driver by cross-checking information provided by the applicant with other sources. We will also assess the prospective driver’s potential repayment ability.

Applicants with any of the follow attributes will be rejected:

•	engaging in illegal or criminal activities;

•	involved in pornography, gambling, drug dealing and gangster activities and experiences;

•	engaging in usury lending; or

•	providing fraudulent information.

Once we have completed our risk assessments on the applicant, we recommend qualified applicants to the financial institution who proactively reviews and makes final credit decisions on the applications we recommend. Specifically, the financial institution is ultimately responsible for, reviewing applications and verifying applicants’ personal information collected by us through various procedures.

We also share the driver’s personal information with Didi, who requires all the drivers to be qualified under their own standard and conduct a background check on each driver applicant. A qualified driver must meet certain minimum criteria:

•	be 22 to 60 years old for male; 22 to 55 years old for females;

•	have a driving history of at least three years with driving license of C2 or above;

•	must not commit the a hit-and-run;

•	have no record of dangerous driving, drug use, driving under alcoholic influence, and violence crime;

•	have no traffic violation of 12 demerit points or more in any year of the past three years;

•	have not had their tax driver’s license revoked in Chengdu City within the past five years; and

•	have not been investigated or disciplined for unlawfully engaging in taxi services or other passenger transportation operations in Chengdu City within the past five years.

Our assessment of prospective lessees in our auto financing business is substantially similar.

Post-Financing Services

Our post financing management department is in charge of monitoring and managing monthly payments by the drivers. We send text messages and make phone calls as reminders three business days prior to the due date. If a driver fails to pay on the due day, we will pay the financial institution on behalf of the defaulted automobile purchaser but continue to contact the automobile purchaser and request for payments. If the delinquency continues for more than 15 days, we then seek to repossess the car. Every car purchased through us has a GPS device installed, which helps us locate the car. After a car is repossessed, we store it in a warehouse and later dispose of the automobile in accordance with law and relevant financing documents. If we are unable to repossess collateral from a delinquent automobile purchaser, we may commence a lawsuit against such purchaser.

Our Online Lending Services

Overview

We operate an online lending platform through Sichuan Senmiao in the PRC which facilitates loan transactions between Chinese investors and individual and SME borrowers. Through our platform, we offer access to credit for borrowers and attractive investment returns for investors. As described further below, due to an increase in PRC regulations relating to and scrutiny of the P2P lending industry in China, during our fiscal year ended March 31, 2019, we have we have reallocated our resources away from our Online Lending Services business to focus on the Automobile Transaction and Related Services segment of our business.

From the acquisition of our online platform in September 2016 through March 31, 2019, we have facilitated loan transactions in an aggregate amount of over RMB729 million (approximately US$109 million). As of March 31, 2019, we had an aggregate of 42,903 registered users and a total of 3,247 investors and 2,695 borrowers had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

Our revenues from Online Lending Services are primarily generated from fees charged for our services in matching investors with borrowers. We charge borrowers transaction fees for the work we perform through our platform and charge our investors service fees on their actual investment returns. The interest rates of the loans facilitated through our platform range from 7.68% to 10.80% per annum.

We charge borrowers transaction fees based on their loan amounts. The transaction fees charged to borrowers range from 0.19% to 4.93% of the loan amount and are paid (i) for loans accruing interest on a monthly basis, upon disbursement of the loan proceeds and (ii) for loans accruing interest on a daily basis, upon full repayment of principal and interest. We also charge our investors a service fee of 8.00% of their actual investment returns, and collect the fee when the investors receive their interest payments. Our interest rates, transaction fees, service fees and other charges are all disclosed to the users of our platform.

Recent Regulatory Developments for Online Lending Platforms

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

Historical Operation

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

As described further below under section “Business — Regulations,” the recent promulgation of Chinese national, provincial and local regulations related to market place lending platforms may require us to cease our online lending services or change our business model as we seek to develop other sources of revenue and comply with these regulations.”

User Acquisition

In light of various laws, regulations and rules to regulate the marketplace lending industry in China promulgated by multiple PRC governmental authorities, in particular the requirement not to increase the transaction volume of our platform, we have reduced our spending on marketing and our user acquisition efforts have been limited to advertising on our websites and WeChat official account and issuance of press releases.

Our Borrowers

We service both individuals and SME borrowers. We acquire our borrowers primarily through our own efforts, including advertising through Websites and WeChat official account and issuance of press releases. The borrowers are generally looking for short-term financings below RMB 1,000,000 (approximately US$145,590) to fund their cash flow requirement. For the year ended March 31, 2019, we have facilitated loans to over 120 borrowers with an aggregate principal amount of approximately RMB 151 million (approximately US$22.74 million).

Our Investors

We accept investments from individual investors of all income levels.

For the year ended March 31, 2019, 213 investors made investments totaling approximately RMB 151 million (approximately US$22.7 million) through our platform. During this period, average annual investment return for investors on our platform was 7.99%. As of March 31, 2019, we had over 3,247 investors on our platform.

Products Offered to Borrowers

We facilitate unsecured, fixed-rate loans to individual borrowers who need to finance personal purchases and SME borrowers who are in need of capital for business operations. Currently, the loans offered on our platform have terms ranging from 1 month to 36 months.

Pursuant to the requirement of the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries (the “Interim Measures”), we do not permit individual borrowers to hold loans with aggregated outstanding principal of more than RMB 200,000 (approximately US$29,100) or SME borrowers to hold loans with aggregated outstanding principal of more than RMB 1,000,000 (approximately US$145,592).

Loans facilitated on our platform range in the amount of RMB 32,000 (approximately US$4,660) to RMB 200,000 (US$29,100) for individual borrowers and RMB 70,000 (approximately US$10,190) to RMB 1,000,000 (approximately US$145,590) for SMEs. Our loans currently outstanding include loans of one month, three months, six months and 36 months. The annual interest rate for loans averaged 8.39% for the year ended March 31, 2019.

For the year ended March 31, 2019, we facilitated loans to over 120 borrowers through our platform and the total amount of funds loaned to borrowers through our platform was approximately RMB 151 million (approximately US$22.7 million).

Interest rates for the term loans on our platform currently range from 7.68% to 10.8% per annum. We also charge borrowers transaction fees for our services ranging from 0.19% to 4.93% The transaction fee is charged as a percentage of the loan amount and is typically paid up-front at the time of the disbursement of loan proceeds for loans accruing interest on a monthly basis and upon full payment of principal and interest of loans accruing interest on a daily basis. We recognize revenues generated from transaction fees when the loan transactions are closed and invoices for such fees are issued. The interest rate and transaction fee represent the total cost of borrowing for borrowers.

A penalty fee for late payment is imposed as a percentage of the amount past due and will be paid to the investors should a default occur. All fees are clearly disclosed to the borrowers. As of the date of this Report, we have not collected any penalty for late payment because there has not been any default or delinquencies since we acquired our online lending platform.

We do not allow loan rollovers, i.e., the repayment of a loan using proceeds from a new loan. Therefore, a borrower may not take another loan unless the existing loan is fully paid off.

Services Offered to Investors

Through our platform, investors have the opportunity to invest in a range of loan products with attractive returns. We provide our investors with an automated investing tool with which an investor can invest a specified amount of money to borrowers through our platform for a specified period of time. Once an investor commits funds to invest, the funds are automatically allocated among approved borrowers. Our automated investing tool automatically reinvests investors' funds as long as there are sufficient funds in the investor's account, enabling investors to automatically reinvest without having to continually revisit our website or mobile application. Investors using our automated investing tool are allowed to withdraw their funds before a loan is fully subscribed. During the fiscal year ended March 31, 2019, over 14% of the funds invested by investors through our platform were invested utilizing this automated investing tool.

The minimum threshold for a lending commitment made through our automated investing tool is RMB 100 (approximately US$14.64). For the year ended March 31, 2019, the average amount invested through our automated investing tool by each investor was approximately RMB 24,404 (approximately US$3,753). The annual rate of return offered to an investor after deducting the management fee varies with the duration of the investment term, with 7.07% to 7.23% for loans with a term of 30 days or less and 7.07% to 9.94% for a loan with a term of longer than 30 days but up to 36 months.

We charge investors a management fee for using our investing platform. The management fee is equal to 8.00% of the interest that investors receive, and is paid at the time of each interest payment. There is no service fee if there's no investment made from investors. We recognize revenues for services provided to investors when such fees are paid.

Transaction Process

Our platform provides a streamlined application process for borrowers and investors alike. The entire process from initial application to disbursement of funds on average takes approximately seven days. The following illustrates the entire application and funding process through our platform:

Stage 1: Application

Our borrower application process begins with the submission of a loan application by a prospective borrower. Borrowers can apply through our website or mobile application. As part of the application process, the prospective borrower is asked to provide various personal and business details. The specific personal and business details required will depend upon the borrower's desired loan product, but typically include PRC identity card information, employer information, bank account information, credit card information and a credit report from the PBOC. For business, they will need business registration certificate, tax certificate, financial report, bank statements and credit report from the PBOC. Our borrowers are also required to designate the use of loan proceeds in their loan applications. After loan proceeds are disbursed, we will follow up with telephone calls to confirm such designated use of proceeds. However, due to the lack of detailed regulations, implementation measures and guidance on regulations concerning our industry, it is unclear what measures are required to verify the use of proceeds. We believe our current practice is sufficient in light of the type of loans facilitated and our transaction volume.

New investors sign up to our platform using a simple online portal in which they input their PRC identity card information and bank account information. The funds they invest over our platform are deposited into a custody account managed by our custodian bank.

Stage 2: Verification and Credit Assessment

We also supplement our review of borrower's application with data from a number of internal and external sources, including the following:

•	historical credit data accumulated through our online platform;
•	personal identity information maintained by an organization operated under the Ministry of Public Security (the “MPS”);
•	personal credit information maintained by an organization operated under the PBOC;
•	online databases on court order, judgment and enforcement operated by China Supreme People’s Court;
•	online data from internet or wireless service providers, including social network information;
•	third-party credit check services; and
•	fraud “blacklists” and databases.

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

As part of the initial qualification process, we will also conduct telephone or in-person interviews with individual borrowers or in the case of SME borrowers, send our on-the-ground team to visit the applicant at their office, to verify borrower identity, credit data as well as collateral properties, if applicable. If needed, we also engage appraisal firms to determine the value of collaterals. Based on initial due diligence, our business development department prepares requisite reports as well as loan requests for submission to our risk management department for further review and verification.

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

Stage 4: Approval, Listing and Funding

Once a loan application is approved, we enter into a loan agreement with respect to borrowers. The loan agreements are between a borrower, investor(s) who fund the borrower's loan and our platform. Upon a borrower's acceptance of the loan documents, the loan is then listed on our platform for investors to view. Once a loan is listed on our platform, investors may then subscribe to the loan using our automated or self-directed investing tools. We enter into a finance intermediary service contract with each borrower prior to the disbursement of the loan proceeds. The contract provides for the services fees we will charge the borrower to facilitate the loan transaction on our platform as well as the rights and obligations of each party in the transaction.

Once a loan is fully subscribed, funds are then drawn from a custody account and disbursed to the borrower.

Stage 5: Servicing and Collections

We provide payment reminder services through text messages or phone calls one week before payment dates. For loans with a term of 30 days or shorter, borrowers repay interest and principle upon maturity. For loans with a term of longer than 30 days, borrowers pay interest on a monthly basis.

We are generally not involved in the collection process after a loan is delinquent. Upon any of these events, the investors may sell defaulted loans to third party asset companies. They may also initiate legal action against the borrowers in default. We only become involved in the legal action when a lender engages us to assist the lender in a legal action initiated upon a default. Since there have not been any defaulted loans on our platform as of the date of this Report, our collection process has not been tested in practice.

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

To approve a loan, our loan assessment committee must reach a consensus and the independent review officer has the authority to veto the decision of other committee members. In the year ended March 31, 2019, approximately 90.76% of the loan applications submitted to our loan assessment committee were approved.

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

Investor Protection

We emphasize investor protection through all stages of a transaction including but not limited to implementing strict risk management measures to assess and verify borrowers’ creditworthiness and monitoring borrowers' payment status. With all these efforts, we have not had any defaulted loan since the launch of our platform.

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

Our Technology

We believe our technology platform is a competitive advantage and an important reason that borrowers and investors utilize our platform. Key features of our technology platform include:

•	Mobile applications. We have developed different user-friendly mobile applications for borrowers and investors, which enable borrowers, Creditor Partners and investors to access our platform at any time or location. Approximately 85.13% of investments were facilitated through our mobile application during the year ended March 31, 2019.

•	Fraud detection. We use a combination of current and historical data obtained during the application process, third-party data and sophisticated analytical tools to help determine an application's fraud risk. High risk applications are subject to further investigation. In case where fraud is confirmed, the application is cancelled, and we identify and flag characteristics of the loan to help refine our fraud detection efforts.

•	Scalable platform. Our platform is built on a distributed, load-balanced computing infrastructure, which is both highly scalable and reliable. The infrastructure can be expanded easily as data storage requirements and user visits increase. We utilize a unified platform, which administrates all systems and servers and can reconfigure or redeploy systems or servers automatically whenever needed.

•	Data security. Our network is configured with multiple layers of security to isolate our databases from unauthorized access and we use sophisticated security protocols for communication among applications. To prevent unauthorized access to our system we utilize a system of firewalls and also maintain a perimeter network, or a demilitarized zone, to separate our external-facing services from our internal systems. Our entire website and public and private application programming interfaces use the Secure Sockets Layer networking protocol.

•	Stability. Our systems infrastructure is hosted in cloud based data centers in Hangzhou and Shenzhen. We have multiple layers of redundancy to ensure the reliability of our network. We also have a working data redundancy model with comprehensive backups of our databases and our development environment conducted every day.

Competition

The automobile financing industry in China is large and evolving. According to Didi, there were approximately 300 automobile financing and leasing companies that have established business relationships with Didi in Chengdu City as of June 2019. We face significant competition primarily from companies that operate in Chengdu, such as Chengdu Jingtengjian Business Consulting Co., Ltd., FAW Huidi Automotive Technology Co., Ltd. and Guobang (Chengdu) Financing and Leasing Co., Ltd.

The online P2P lending industry is competitive in China. According to Wangdaizhijia, as of March 31, 2019, there were 959 online P2P lending platforms that were in operation in China and 20 platforms in Sichuan, the province in which we primarily conduct our online P2P lending business. Our competitors in Sichuan include Jinding Wealth and Chengdu Hongxue Jinxin Business Consulting Co., Ltd. We also compete nationwide with other online P2P lending platforms, as well as traditional financial institutions, which may have a larger investor and borrower base and substantial financial resources.

We also compete with other financial products and companies that attract borrowers, investors or both. With respect to borrowers, we compete with other internet finance marketplaces and traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate.

Regulations

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China or the rights of our stockholders to receive dividends and other distributions from us.

Regulations Related to Ride-Hailing Services

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 28, 2016, seven ministries and commissions, including the Ministry of Transport, jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services, which legalizes ride-hailing services such as Didi and requires the ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses.

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the Implementation Rules for the Administration of Taxi Management Services for Chengdu Network. On August 10, 2017, the Transportation Commission of Chengdu further issued guidelines on compliance requirements for ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. According to these regulations and guidelines, three licenses or certificates are required for operating the ride-hailing business: (1) the ride-hailing service platform such as Didi is required to obtain the online reservation taxi operating license; (2) the automobiles used for online ride-hailing are required to obtain the online reservation taxi transport certificate (the “automobile certificate”); (3) the drivers are required obtain the online reservation taxi driver's license (the “driver’s license”).

Without requisite automobile certificate or driver’s license, ride-hailing drivers may be suspended from providing ride-hailing services, their illegal income may be confiscated and they may be subject to fines amounting to RMB5,000 (US$730) to RMB30,000 (US$4,370) for each offense.

Regulations Related to Financial Leasing

In September 2013, the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) issued the Administration Measures of Supervision on Financing Lease Enterprises (the “Leasing Measures”), to regulate and administer the business operations of financial leasing enterprises. According to the Leasing Measures, financial leasing enterprises are allowed to carry out financial leasing businesses in such forms as direct lease, sublease, sale- and-lease-back, leveraged lease, entrusted lease and joint lease in accordance with the provisions of relevant laws, regulations and rules. However, the Leasing Measures prohibit financial leasing enterprises from engaging in financial businesses such as accepting deposits, and providing loans or entrusted loans. Without the approval from relevant authorities, financial leasing enterprises shall not engage in inter-bank borrowing and other businesses. In addition, financial leasing enterprises are prohibited from carrying out illegal fund-raising activities in the name of financial leases. The Leasing Measures require financial leasing enterprises to establish and improve their financial and internal risk control systems, and a financial leasing enterprise’s risk assets may not exceed ten times that of its total net assets.

Regulations Related to the Marketplace Lending Industry

In July 2015, ten PRC central government ministries and regulators, including the PBOC, China Banking Regulatory Commission (the “CBRC”), the Ministry of Finance, the MPS and the Cyberspace Administration of China, together released the Guidelines on Promoting Healthy Growth of Internet Finance (the “Guidelines”), which identified the CBRC as the supervisory regulator for the online lending industry. According to the Guidelines, online marketplace lending platforms shall only serve as intermediaries to provide information services to borrowers and investors, and shall not provide credit enhancement services or illegally conduct fundraising. The Guidelines also outlined certain regulatory propositions, which would require Internet finance companies, including marketplace lending platforms, to (i) complete website registration procedures with the administrative departments overseeing telecommunications; (ii) use banking financial institutions' depository accounts to hold lending capital, and engage an independent auditor to audit such accounts and publish audit results to customers; (iii) improve the disclosure of operational and financial information, provide sufficient risk disclosure, and set up thresholds for qualified investors to provide better protections to investors; (iv) enhance online security management to protect customers' personal and transactional information; and (v) take measures against anti-money laundering and other financial crimes.

Effective as of September 1, 2015, the Provisions of the Supreme People’s Court on Application of Laws to the Hearing of Private Lending Cases (the “Provisions on Private Lending Cases”) define private lending as financings between natural persons, legal persons or other organizations. The Provisions set forth that private lending contracts will be upheld as invalid under the circumstance that (i) relending of funds to a borrower that knew or should have known that the funds were fraudulently obtained from a financial institution; (ii) relending of funds to a borrower that knew or should have known that the funds were borrowed from other enterprises or raised by the company's employees; (iii) lending of funds to a borrower wherein the investor knew or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (iv) violations of public orders or good morals; or (v) violations of mandatory provisions of laws or administrative regulations.

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

In August 2016, the CBRC, the Ministry of Industry and Information Technology (the “MIIT”), the MPS and the State Internet Information Office jointly promulgated the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries. Apart from what had already been emphasized in the Guidelines and other previously released guidance, the Interim Measures include (i) general principles; (ii) filing administration; (iii) business rules and risk management guidelines; (iv) protection measures for investors and borrowers; (v) rules on information disclosure; (vi) supervision and administrative mechanisms; and (vii) legal liabilities.

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

Under the business rules and risk management guidelines section, the Interim Measures stipulate that online lending intermediaries shall not engage in or be commissioned to engage in thirteen prohibited activities, including: (i) directly or indirectly financing its own projects; (ii) directly or indirectly receiving or collecting lenders' funds; (iii) directly or indirectly offering guarantees to lenders or guaranteeing principal and interest payments; (iv) commissioning or authorizing a third party to advertise or promote financing projects at any physical locations other than through electronic channels such as the Internet and mobile phones; (v) providing loans (unless otherwise permitted by laws and regulations); (vi) dividing the term of financing projects; (vii) offering its own wealth management products or other financial products to raise funds or act as a proxy in the selling of banks' wealth management products, brokers’ asset management products, funds, insurance or trust products; (viii) providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares; (ix) mixing with, bundling with or acting as a proxy in relation to investment, sales agent and brokerage services of other businesses (unless permitted by laws and regulations); (x) fabricating or exaggerating the authenticity or earnings outlook of a financing project, concealing its flaws and risks, falsely advertising or promoting a project with intentional ambiguity or other deceptive means, or spreading false or incomplete information to damage the commercial reputation of others, or to mislead lenders or borrowers; (xi) providing intermediary services for loans used to invest in high-risk financing projects such as stocks, over-the-counter margin financing, futures contracts, structured products and other derivatives; (xii) operating equity-based crowd-funding; and (xiii) other activities prohibited by laws and regulations. The Interim Measures, under the business rules and risk management section, also stipulate specific obligations or business principles of online lending intermediaries, including but not limited to online dispute resolution services, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures and loan management. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. Furthermore, the Interim Measures provide that online lending intermediaries shall, based on their risk management capabilities, set upper limits on the loan balance of a single borrower borrowing both from one online lending intermediary and from all online lending intermediaries. In the case of natural persons, this limit shall not be more than RMB 200,000 (US$30,756) for one online lending intermediary and not more than RMB 1 million (US$153,782) in total from all platforms, while the limit for a legal person or organization shall not be more than RMB 1 million for one online lending intermediary and not more than RMB 5 million (US$768,911) in total from all platforms.

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

In October 2016, several regulations on Internet finance were publicly announced, including but not limited to, the Notice of the General Office of the State Council on the Issuance of Special Rectification Implementation Plan regarding Internet Finance, Special Rectification Implementation Plan regarding Online Lending Risks, Special Rectification Implementation Plan for Risks of Asset Management Business through the Internet and Trans-subject Business, Special Rectification Implementation Plan for Risks regarding Non-Bank Payment Institutions, Special Rectification Implementation Plan for Risks of Internet Financing Advertising and Financial Activities in the form of financial investment (together the “Special Rectification Implementation Plans”). The Special Rectification Implementation Plans emphasize principles and rules in related to Internet finance regulations, and stipulate that (i) “look-through” supervision method shall be adopted, and (ii) companies in the same group that hold a number of financial business qualifications shall not violate rules of related party transactions and other related business regulations.

In November 2016, the CBRC, the MIIT and the State Administration for Industry and Commerce (“SAIC”), jointly issued the Guidance to the Administration of Filling and Registration of Online Lending Information Intermediaries (the “Guidance of Administration”), which provides the general filing rules for online lending intermediaries, and delegates the filing authority to local financial authorities. The Guidance of Administration require that online lending intermediaries apply for registration with local financial regulators. Under the general filing procedures for online lending intermediaries which had already been established and operated prior to the promulgation of the Guidance of Administration, before an filing application is submitted to local financial regulators, the online lending intermediaries may be required to: (i) rectify any breach of applicable regulations as required by local financial regulators; and (ii) apply to the SAIC to amend or register such entity's the business scope.

The CBRC also authorizes local financial regulators to make detailed implementation rules regarding filing procedures.

In February 2017, the CBRC released the Guidance to Regulate Funds Depositories for Online Lending Intermediaries (the “Depository Guidance”). The Depository Guidance defines depositories as commercial banks that provide online lending fund depository services, and stipulates that the depositories shall not be engaged in offering any guarantee, including: (i) offering guarantees for lending transaction activities conducted by online lending intermediaries, or undertaking any liability for breach of contract related to such activities; (ii) offering guarantees to lenders, guarantying principal and earnings or bearing the risks associated with fund lending operations for lenders.

Apart from the requirements set forth in the Interim Measures and the Guidance of Administration, the Depository Guidance imposes certain responsibilities on online lending intermediaries, including requiring them to enter into fund depository agreements with only one commercial bank to provide fund depository services, organize independent auditing on funds depository accounts of borrowers and investors and various other services. The Depository Guidance also provides that online lending intermediaries permitted to develop an online lending fund depository business shall satisfy certain conditions, including: (i) completing registration, filing records and obtaining a business license from the SAIC; (ii) filing records with the local financial regulator; and (iii) applying for a corresponding value-added telecommunications business license pursuant to the relevant telecommunication authorities. The Depository Guidance also requires online lending intermediaries to perform various obligations, and prohibits them advertising their services with the information of their depository except for in accordance with necessary exposure requirements, the interpretation and applicability of which is unclear, as well as oversight requirements. The Depository Guidance also raises other business standards and miscellaneous requirements for depositories and online lending intermediaries as well. Online lending intermediaries and commercial banks conducting the online depository services prior to the effectiveness of the Depository Guidance have a six-month grace period to rectify any activities not in compliance with the Depository Guidance.

Some elements of our platform may not currently be operating in full compliance with the Depository Guidelines, the rules proposed by the Interim Measures and other principles that have been announced in recent years. Moreover, the Interim Measures also stipulated a 12-month transition period from the time of its effectiveness for online lending intermediaries to adjust their business models. See “Business — Risk Factors — Risks Related to Doing Business in China — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China.”

In addition, on April 7, 2017, the CBRC issued the Guideline of Risk Prevention and Control of Banking Industry, which prohibits online lending intermediaries from (i) approaching potential borrowers that are incapable of repaying or (ii) offering Online Lending Services to college students under the age of 18.

In December 2017, the Online Lending Rectification Office issued the Notice on the Rectification and Inspection Acceptance of Risk of Online Lending Intermediaries (“Circular 57”), providing further clarification on several matters in connection with the rectification and record-filing of online lending information intermediaries, including, among other things:

•	Requirements relating to risk reserve funds. The online lending information intermediaries shall discontinue setting aside additional funds as risk reserve funds or originating new risk reserve funds. In addition, the existing balance of risk reserve funds shall be gradually reduced. Moreover, online lending information intermediaries are prohibited from promoting their services by publicizing the risk reserve funds, and authorities shall actively encourage the online lending information intermediaries to seek third parties to provide lenders with alternate means of investors' protection, including third-party guarantee arrangements.

•	Requirements relating to assignment of debt. Low frequency assignment of debts between lenders shall be deemed as compliance. However, providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares shall be deemed as incompliance; “super lender” mode, which the senior manager or affiliated person of online lending information intermediaries, under the authorization of the platform, concluding loan agreements with the borrower and extending loans directly to the borrower and then release a product equaling to the amount of the loan on the platform, transferring the creditor's right to the actual lender, will be deemed as incompliance.

•	Requirements to qualify for record-filing. Circular 57 sets forth certain requirements which an online lending intermediary shall not be in breach before it can qualify for the record-filing, including: (i) an online lending intermediary may not conduct the “thirteen prohibited actions” or exceed the individual lending amount limit after August 24, 2016, and shall gradually reduce the balance; (ii) an online lending intermediary which has participated in businesses of the real estate mortgage, campus loan or “cash loan,” is required to suspend the new loan origination and the outstanding balance of the abovementioned loans shall be gradually reduced within a certain timetable as required under the CBRC Circular 26 and Circular 141 (as defined below); and (iii) the online lending intermediaries are required to set up custody accounts with qualified banks that have passed certain testing and evaluation procedures run by the National Online Lending Rectification Office to hold customer funds. For the online lending intermediaries that are unable to accomplish the rectification and record-filing but are continuing to participate in the online lending business, the relevant authorities shall subject online lending intermediaries to administrative sanctions, including but not limited to revoking their telecommunicating business operation license, shutting down their business websites and requesting financial institutions not to provide any financial services to such online lending intermediaries.

•	Requirements relating to the timing of record-filing. The local governmental authorities shall conduct and complete acceptance inspection of the rectification with the following timetable: (i) completion of record-filing for major online lending information intermediaries by the end of April 2018; (ii) with respect to online lending information intermediaries with substantial outstanding balance of those loans prohibited under the relevant laws and regulations and timely reduction of those balance is difficult, the relevant business and outstanding balance shall be disposed and/or carved out, and record-filing shall be completed by the end of May 2018; (iii) with respect to those online lending information intermediaries with complex and extraordinary circumstances and substantial difficulties exist to complete rectification, the “relevant work” shall be completed by the end of June 2018.

In December 2017, the Internet Finance Rectification Office and the Online Lending Rectification Office jointly issued the Notice on Regulating and Rectifying “Cash Loan” Business (the “Circular 141”), outlining general requirements on the “cash loan” business conducted by network microcredit companies, banking financial institutions and online lending information intermediaries. Circular 141 specifies the features of “cash loans” as not relying on consumption scenarios, with no specified use of loan proceeds, no qualification requirement on customers and unsecured etc. Circular 141 sets forth several general requirements with respect to “cash loan” business, including, without limitation: (i) no organizations or individuals may conduct the lending business without obtaining approvals for the lending business; (ii) the aggregated borrowing costs of borrowers charged by institutions in the forms of interest and various fees should be annualized and subject to the limit on interest rate of private lending set forth in the Private Lending Judicial Interpretations issued by the Supreme People’s Court; (iii) all relevant institutions shall follow the “know-your-customer” principle and prudentially assess and determine the borrower's eligibility, credit limit and cooling-off period, etc. Loans to any borrower without income sources are prohibited; and (iv) all relevant institutions shall enhance the internal risk control and prudentially use the “data-driven” risk management model.

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

On December 8, 2017, the Office of the Leading Group for the Special Campaign against Peer-to-peer Lending Risks released Circular 57. Circular 57 requires local financial regulator, local CBRC, the People’s Bank local branch, local public security, local communication administrative department and local Administration for Industry and Commerce (“AIC”) to jointly inspect and accept whether an internet lending information intermediary or P2P company complies with the Interim Measures. The P2P company can only be filed records (“P2P Filing”) with the local financial regulator after receiving acceptance certificate or document issued jointly by local financial regulator and local CBRC. Normally, the P2P Filing should be completed before April 2018 according to the Circular 57. Circular 57 forbids several credit assignment models, including: (i) providing asset securitization services or transfer creditor’s rights in form of packaged assets, securitized assets, trust assets or fund shares; (ii) certain credit transfer from related individual party of the P2P company to the lender on the platform; and (iii) using credit right from the peer-to-peer lending platform as a pledge to borrow money from other lenders. In accordance with Circular 57, online lending marketplaces shall optimize their business portfolios continuously and manage the scale of their businesses. Marketplaces that have received rectification notices shall ensure steady decrease of the balance of non-compliant business on these marketplaces and shall not engage in any new non-compliant operations.

On August 13, 2018, the Office of the Leading Group for the Special Campaign against Peer-to-peer Lending Risks issued the Notice on Conducting Compliance Inspection on P2P Lending Platforms, or the Notice on Compliance Inspection, which requires that P2P lending platforms, local internet finance associations and relevant governmental authorities conduct compliance inspections based on a checklist of 108 compliance criteria and that such inspections shall be completed by December 31, 2018. The Notice on Compliance Inspection further states that only P2P lending platforms which pass the compliance check and satisfy a period of operations and tests may apply for filing.

In January 2019, the Office of the Lending Group for the Special Campaign against Internet Financial Risks and the Office of the Special Campaign against Peer-to-peer Lending Risks issued Circular 175. according to Circular 175, except for large-scale peer-to-peer direct lending marketplaces that have not demonstrated any high-risk characteristics, which are generally referred to as Normal Marketplaces, other marketplaces, including shell companies with no substantive operation, small-scale marketplaces, marketplaces with high risks and marketplaces on which investors are not fully repaid or that are otherwise unable to operate their businesses, shall exit the peer-to-peer lending industry or cease operation. Normal Marketplaces shall cease operating businesses that are not in compliance with laws and regulations. Circular 175 also encourages certain Normal Marketplaces to convert into other types of online financing institutions such as online small loan companies or loan facilitation platforms. In accordance with Circular 175, Normal Marketplaces shall strictly manage the scale of its business and number of investors, follow the requirements of Dual Decrease and report relevant data to competent government agencies. According to Circular 175, the overarching objective of Circular 175 is for PRC government agencies to effect orderly exits of certain peer-to-peer direct lending marketplaces without inducing systematic risk in the financial system or causing significant social turbulence until only those marketplaces that are strictly in compliance with all relevant laws and regulations remain in operation in the peer-to-peer direct lending industry.

Regulations Related to Illegal Fundraising

PRC laws and regulations prohibit persons and companies from raising funds through advertising to the public a promise to repay premium or interest payments over time through payments in cash or in kind except with the prior approval of the applicable government authorities. Failure to comply with these laws and regulations may result in penalties imposed by the PBOC, the AIC and other governmental authorities and can lead to civil or criminal lawsuits.

The Measures for the Banning of Illegal Financial Institutions and Illegal Financial Business Operations, promulgated by the State Council of the People’s Republic of China (“State Council”) in July 1998, and amended on January 2011, and the Notice on Relevant Issues Concerning the Penalty on Illegal Fund-Raising, issued by the General Office of the State Council in July 2007, explicitly prohibit illegal public fund-raising. The main features of illegal public fund-raising include: (i) illegally soliciting and raising funds from the general public by means of issuing stocks, bonds, lotteries or other securities without obtaining the approval of relevant authorities, (ii) promising a return of interest or profits or investment returns in cash, properties or other forms within a specified period of time, and (iii) using a legitimate form to disguise the unlawful purpose.

The Supreme People’s Court promulgated the Judicial Interpretations to Issues Concerning Applications of Laws for Trial of Criminal Cases on Illegal Fund-Raising (the “Illegal Fund-Raising Judicial Interpretations”), which became effective in January 4, 2011, to clarify the criminal charges and punishments regarding illegal public fund-raising. The Illegal Fund-Raising Judicial Interpretations provide that a public fund-raising will constitute a criminal offense of  “illegally soliciting deposits from the public” under the PRC Criminal Law, if it meets all of the following criteria: (i) the fund-raising has not been approved by relevant authorities or is concealed under the disguise of legitimate acts; (ii) the fund-raising employs general solicitation or advertising such as social media, promotion meetings, leafleting and short messaging service advertising; (iii) the fundraiser promises to repay, after a specified period of time, the capital and interests, or investment returns in cash, properties in kind or other payment forms; and (iv) the fund-raising targets the general public as opposed to specific individuals. An illegal fund-raising activity will be fined or prosecuted in the event that it constitutes a criminal offense. Pursuant to the Illegal Fund-Raising Judicial Interpretations, an offender that is an entity will be subject to criminal liabilities, if it illegally solicits deposits from the general public or illegally solicits deposits in disguised form (i) with the amount of deposits involved exceeding RMB1,000,000, (ii) with over 150 fund-raising targets involved, or (iii) with the direct economic loss caused to fund-raising targets exceeding RMB500,000, or (iv) the illegal fund-raising activities have caused baneful influences to the public or have led to other severe consequences. An individual offender is also subject to criminal liabilities but with lower thresholds. The Measures for the Banning of Illegal Financial Institutions and Illegal Financial Business Operations also prohibits facilitating loans to the public without the approval of the PBOC.

Our platform only acts as an information service provider in the facilitation of loans between borrowers and investors, our platform has not been subject to any fines or other penalties under any PRC laws and regulations that prohibit illegal fundraising. In this regard, as advised by our PRC counsel, the business operation of our platform does not violate the current existing PRC laws and regulations prohibiting illegal fundraising. Nevertheless, uncertainties exist with respect to the PBOC, AIC and other governmental authorities' interpretations of the fundraising-related laws and regulations. While our agreements with investors require investors to guarantee the legality of all funds investors put on our platform, we do not verify the source of investors’ funds separately, and therefore, to the extent that investors' funds are obtained through illegal fundraising, we may be negligently liable as a facilitator of illegal fundraising. In addition, while our loan agreements contain provisions that require borrowers to use the proceeds for purposes listed in their loan applications, we do not monitor the borrowers' use of funds on an on-going basis, and therefore, to the extent that borrowers use proceeds from the loans for illegal activities, we may be negligently liable as a facilitator of an illegal use. Although we have designed and implemented procedures to identify and eliminate instances of fraudulent conduct on our platform, as the number of borrowers and investors on our platform increases, we may not be able to identify all fraudulent conduct that may violate illegal fundraising laws and regulations.

Regulations Related to Value-Added Telecommunication Business Certificates and Foreign Investment Restrictions

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an ICP certificate or engaging in the operation of online data processing and transaction processing (“ODPTP”) without having obtained an ODPTP certificate. These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to close. Nevertheless, the PRC regulatory authorities' enforcement of such regulations in the context of online lending platforms remains unclear.

According to the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the ratio of investment by foreign investors in a foreign-invested telecommunication enterprise that engages in the operation of a value-added telecommunication business shall not exceed 50%. The Circular of Ministry of Industry and Information Technology Concerning Lifting Restrictions on the Proportion of Foreign Equity in Online Data Processing and Transaction Processing Business (E-commerce) (the “Circular 196”), which was promulgated on June 19, 2015, provides that foreign investors are permitted to invest up to 100% of the registered capital in a foreign-invested telecommunication enterprise engaging in the operation of online data processing and transaction processing (E-commerce). However, foreign investors are only permitted to invest up to 50% of the registered capital in a foreign-invested telecommunication enterprise that engages in the operation of Internet information services. Under either circumstance, the largest foreign investor will be required to have a satisfactory business track record and operational experience in the value-added telecommunications business.

While Circular 196 permits foreign ownership, in whole or in part, of online data and deal processing businesses (E-commerce), a sub-set of value-added telecommunications services, it is not clear whether our online lending platform will be deemed as online data and deal processing. See “Business — Risk Factors — Risks Related to Doing Business in China — We may be required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.”

Regulations Related to Internet Advertising

The Interim Measures for Administration of Internet Advertising (the “Internet Advertising Measures”), were adopted by the SAIC and became effective on September 1, 2016. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB 100,000 (US$15,378) may be imposed in accordance with Advertising Law. A fine ranging from RMB 5,000 (US$769) to RMB 30,000 (US$4,613) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB 10,000 (US$1,538) to RMB 30,000 (US$4,613). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

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

The PRC government regulates the security and confidentiality of Internet users’ information. The Administrative Measures on Internet Information Service, the Regulations on Technical Measures of Internet Security Protection and the Provisions on Protecting Personal Information of Telecommunication and Internet Users, which were issued on July 16, 2013 by the MIIT, set forth strict requirements to protect personal information of Internet users and require Internet information service providers to maintain adequate systems to protect the security of such information. Personal information collected must be used only in connection with the services provided by the Internet information service provider. Moreover, the Rules for Regulating the Order in the Market for Internet Information Service also protect Internet users’ personal information by (i) prohibiting Internet information service providers from unauthorized collection, disclosure or use of their users’ personal information and (ii) requiring Internet information service providers to take measures to safeguard their users' personal information. In December 2012, the Standing Committee of the National People’s Congress passed the Decision on Strengthening Internet Information Protection, which provides that all Internet service providers in China, including Internet information service providers, must require that their users provide identification information before entering into service agreements or providing services.

On November 7, 2016, the Standing Committee of the National People’s Congress released the Cyber Security Law, which came into effect on June 1, 2017 (“Cyber Security Law”). The Cyber Security Law requires network operators to perform certain functions related to cyber security protection and the strengthening of network information management. For instance, under the Cyber Security Law, network operators of key information infrastructure generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of PRC.

On April 11, 2017, the Cyberspace Administration of China announced the Measures for the Security Assessment of Personal Information and Important Data to be Transmitted Abroad (consultation draft) (the “Consultation Draft of Security Assessment Measures”). The Consultation Draft of Security Assessment Measures requires network operators to conduct security assessments and obtain consents from owners of personal information prior to transmitting personal information and other important data abroad. Moreover, under the Consultation Draft of Security Assessment Measures, the network operators are required to apply to the relevant regulatory authorities for security assessments under several circumstances, including but not limited to: (i) if data to be transmitted abroad contains personal information of more than 500,000 users in aggregate; (ii) if the quantity of the data to be transmitted abroad is more than 1,000 gigabytes; (iii) if data to be transmitted abroad contains information regarding nuclear facilities, chemical biology, national defense or military projects, population and health, or relates to large-scale engineering activities, marine environment issues or sensitive geographic information; (iv) if data to be transmitted abroad contains network security information regarding system vulnerabilities or security protection of critical information infrastructure; (v) if key information infrastructure network operators transmit personal information and important data abroad; or (vi) if any other data to be transmitted abroad contains information that might affect national security or public interest and are required to be assessed as determined by the relevant regulatory authorities.

Regulations Related to Company Establishment and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the “Company Law”). According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies. The Company Law applies to both PRC domestic companies and foreign-invested companies. The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Wholly Foreign-Owned Enterprise Law of the PRC and the Implementation Regulation of the Wholly Foreign-Owned Enterprise Law. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. In addition, PRC companies may allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves and employee welfare and bonus funds are not distributable as cash dividends. A PRC company may not distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In September 2016, the National People's Congress Standing Committee published its decision to revise the laws relating to wholly foreign-owned enterprises and other foreign-invested enterprises. Such decision, which became effective on October 1, 2016, changes the “filing or approval” procedure for foreign investments in China such that foreign investments in business sectors not subject to special administrative measures will only be required to complete a filing instead of the existing requirements to apply for approval. The special entry management measures shall be promulgated or approved to be promulgated by the State Council. Pursuant to a notice issued by the National Development and Reform Commission (“NDRC”) and MOFCOM on October 8, 2016, the special entry management measures shall be implemented with reference to the relevant regulations as stipulated in the Catalogue of Industries for Guiding Foreign Investment in relation to the restricted foreign investment industries, prohibited foreign investment industries and encouraged foreign investment industries. Pursuant to the Provisional Administrative Measures on Establishment and Modifications Filing for Foreign Investment Enterprises promulgated by MOFCOM on October 8, 2016, establishment and changes of foreign investment enterprises not subject to the approval under the special entry management measures shall be filed with the relevant commerce authorities.

The Provisions on Guiding the Orientation of Foreign Investment and the 2015 revision of the Catalogue of Industries for Guiding Foreign Investment classify foreign investment projects into four categories: encouraged projects, permitted projects, restricted projects and prohibited projects. The purpose of these regulations is to direct foreign investment into certain priority industry sectors and restrict or prohibit investment in other sectors. If the industry sector in which the investment is to occur falls into the encouraged category, foreign investment can be conducted through the establishment of a wholly foreign-owned enterprise. If a restricted category, foreign investment may be conducted through the establishment of a wholly foreign-owned enterprise, provided certain requirements are met, and, in some cases, the establishment of a joint venture enterprise is required with varying minimum shareholdings for the Chinese party depending on the particular industry. If a prohibited category, foreign investment of any kind is not allowed. Any industry not falling into any of the encouraged, restricted or prohibited categories is classified as a permitted industry for foreign investment. Our online lending and risk management consulting businesses are classified as permitted foreign investment projects. However, if our online lending platform is required to obtain an ICP certificate (see “Business — Risk Factors — Risks Related to Doing Business in China — We may be required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.”), our foreign investment will not be permitted to exceed 50% and the main foreign investor will be required to have a good track record and operational experience in value-added telecommunications businesses.

The Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2018 Version) (the “2018 Negative List”), which was promulgated jointly by the MOFCOM and the NDRC on June 28, 2018 and became effective on July 28, 2018, replaced and partly abolished the Guidance Catalogue of Industries for Foreign Investment (2017 Revision) regulating the access of foreign investors to China. Foreign investors should refrain from making investing in any of prohibited sectors specified in the 2018 Negative List, and foreign investors are required to obtain the permit for access to other sectors that are listed in the 2018 Negative List but not classified as “prohibited.”

On June 30, 2019, the MOFCOM and the NDRC promulgated the new Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version) which will become effective on July 31, 2019 (the “2019 Negative List”) to replace the 2018 Negative List. Neither our Automobile Transaction and Related Services nor our Online Lending Services is listed in 2018 Negative List or 2019 Negative List. However, if we are required to obtain an ICP certificate for our Online Lending Services, we may be subject to foreign investment restrictions which prohibit us from holding more than 50% of our Online Lending Services.

According to the Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council.

According to the Foreign Investment Law, the State Council will publish or approve to publish the “negative list” for special administrative measures concerning foreign investment. The Foreign Investment Law grants national treatment to foreign-invested enterprises (“FIEs”), except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list”. Because the “negative list” has yet to be published, it is unclear whether it will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The Foreign Investment Law provides that FIEs operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, cease its investment activities, dispose of its equity interests or assets within a prescribed time limit and have its income confiscated. If the investment activity of a foreign investor is in breach of any special administrative measure for restrictive access provided for in the “negative list”, the relevant competent department shall order the foreign investor to make corrections and take necessary measures to meet the requirements of the special administrative measure for restrictive access.

Besides, the PRC government will establish a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises shall submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

Furthermore, the Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the Foreign Investment Law also provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

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

Under PRC laws, rules and regulations, including the Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Funds and the Regulations on the Administration of Housing Accumulation Funds, employers are required to contribute, on behalf of their employees, to a number of social security funds, including funds for basic pension insurance, unemployment insurance, basic medical insurance, occupational injury insurance, maternity leave insurance and housing accumulation funds. These payments are made to local administrative authorities and any employer who fails to contribute may be fined and ordered to pay the deficit amount. See “Business — Risk Factors — Risks Related to Doing Business in China —  Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.”

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

The PRC Trademark Law, adopted in 1982 and revised in 1993, 2001 and 2013 respectively, protects the proprietary rights to registered trademarks. The Trademark Office under the SAIC handles trademark registrations and may grant a term of ten years for registered trademarks, which may be extended for another ten years upon request. Trademark license agreements shall be filed with the Trademark Office for record. In addition, if a registered trademark is recognized as a well-known trademark, the protection of the proprietary right of the trademark holder may reach beyond the specific class of the relevant products or services.

The Patent Law of the PRC and its Implementation Rules provide for three types of patents: invention, utility model and design. The duration of a patent right is either 10 years or 20 years from the date of application, depending on the type of patent right.

Regulations Related to Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, which were most recently amended in August 2008. Payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can usually be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate PRC authorities or banks authorized by appropriate PRC authorities is required where RMB capital is to be converted into foreign currency and remitted out of China to pay capital expenses.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises (“Circular 19”), effective on June 1, 2015, in replacement of SAFE Circular 142 (the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans or the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the PRC in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account (the “Circular 16”), effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 or Circular 16 could result in administrative penalties.

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

On January 26, 2017, SAFE issued the Notice of State Administration of Foreign Exchange on Improving the Check of Authenticity and Compliance to Further Promote Foreign Exchange Control (the “SAFE Circular 3”), which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Moreover, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Regulations Relating to Offshore Special Purpose Companies Held by PRC Residents

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident's Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (the “SAFE Circular 37”) in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 was issued to replace SAFE Circular 75 (the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles. SAFE further enacted the Notice on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment (the “SAFE Circular 13”) effective from June 1, 2015, which allows PRC residents or entities to register with qualified banks in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 continue to fall under the jurisdiction of the relevant local branch of SAFE. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

See “Business — Risk Factors — Risks Related to Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries' ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.”

SAFE Regulations Relating to Employee Stock Incentive Plans

On February 15, 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies (the “Stock Option Rules”), which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rules and other relevant rules and regulations, PRC residents who participate in a stock incentive plan in an overseas publicly listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding shares or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to our share incentive plans if there are any material changes to the share incentive plans, the PRC agent or the overseas entrusted institution or other material changes. In addition, SAFE Circular 37 provides that PRC residents who participate in a share incentive plan of an overseas unlisted special purpose company may register with SAFE or its local branches before exercising rights. See “Business — Risk Factors — Risks Related to Doing Business in China — Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.”

Regulations Related to Tax

Under the PRC Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. In 2009, the SAT issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies (the “SAT Circular 82”), which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, in 2011, the SAT issued the Administrative Measures for Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial) (the “SAT Bulletin 45”) to provide more guidance on the implementation of SAT Circular 82.

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board of directors and shareholders' meetings are located or kept in the PRC; and (d) more than half of the enterprise's directors or senior management with voting rights habitually reside in the PRC.

Although SAT Circular 82 and SAT Bulletin 45 only apply to offshore-incorporated enterprises controlled by PRC enterprises or PRC enterprise groups and not those controlled by PRC individuals or foreigners, the determination criteria set forth therein may reflect the SAT’s general position on how the term “de facto management body” could be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, individuals or foreigners.

The State Administration of Taxation has promulgated several rules and notices to tighten the scrutiny over acquisition transactions in recent years, including the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (the “SAT Circular 698”), the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises (the “SAT Circular 24”) and the Notice on Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-PRC Resident Enterprises (the “SAT Circular 7”). Pursuant to these rules and notices, if a non-PRC resident enterprise transfers its equity interests in a PRC tax resident enterprise, such non-PRC resident transferor must report to the tax authorities at the place where the PRC tax resident enterprise is located and is subject to a PRC withholding tax of up to 10%. In addition, if a non-PRC resident enterprise indirectly transfers so-called PRC Taxable Properties, referring to properties of an establishment or a place of business in China, real estate properties in China and equity investments in a PRC tax resident enterprise, by disposition of the equity interests in an overseas non-public holding company without a reasonable commercial purpose and resulting in the avoidance of PRC enterprise income tax, the transfer will be re-characterized as a direct transfer of the PRC Taxable Properties and gains derived from the transfer may be subject to a PRC withholding tax of up to 10%. SAT Circular 7 has listed several factors to be taken into consideration by the tax authorities in determining if an indirect transfer has a reasonable commercial purpose. However, regardless of these factors, an indirect transfer satisfying all the following criteria will be deemed to lack a reasonable commercial purpose and be taxable in the PRC: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from PRC Taxable Properties; (ii) at any time during the one year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in the PRC, or 90% or more of its income is derived directly or indirectly from the PRC; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the PRC Taxable Properties are limited and are insufficient to prove their economic substance; and (iv) the foreign tax payable on the gain derived from the indirect transfer of the PRC Taxable Properties is lower than the potential PRC tax on the direct transfer of those assets. On the other hand, indirect transfers falling into the scope of the safe harbors under SAT Circular 7 may not be subject to PRC tax. The safe harbors include qualified group restructurings, public market trades and exemptions under tax treaties.

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

Regulations Related to PRC Value-Added Tax

In March 2016, the Ministry of Finance and the State Administration of Taxation further promulgated the Notice on Fully Promoting the Pilot Plan for Replacing Business Tax by Value-Added Tax (“VAT”), which became effective on May 1, 2016. Pursuant to the pilot plan and relevant notices, VAT is generally imposed in lieu of business tax in the modern service industries, including the value-added telecommunication services, on a nationwide basis. VAT of a rate of 6% applies to revenue derived from the provision of some modern services. Certain small taxpayers under PRC law are subject to reduced value-added tax at a rate of 3%. Unlike business tax, a taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the modern services provided.

On April 4, 2018, the Ministry of Finance and the State Administration of Taxation issued the Notice on Adjustment of VAT Rates, which came into effect on May 1, 2018. According to the abovementioned notice, the taxable goods previously subject to VAT rates of 17% and 11% respectively become subject to lower VAT rates of 16% and 10% respectively starting from May 1, 2018. Furthermore, according to the Announcement on Relevant Policies for Deepening Value-added Tax Reform jointly promulgated by the Ministry of Finance, the State Administration of Taxation and the General Administration of Customs, which became effective on April 1, 2019, the taxable goods previously subject to VAT rates of 16% and 10% respectively become subject to lower VAT rates of 13% and 9% respectively starting from April 1, 2019.

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our services and 13% for our automobile sales and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. All revenues derived from Online Lending Services are subject to the rate of 3% as Sichuan Senmiao is a small taxpayer. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

Regulations Related to Mergers and Acquisitions

On August 8, 2006, six PRC regulatory agencies, including China Securities Regulatory Commission (the “CSRC”), promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), which became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules, among other things, require offshore special purpose vehicles formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC domestic enterprises or individuals to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. On September 21, 2006, the CSRC published a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The M&A Rules, and other recently adopted regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress on August 30, 2007 and effective as of August 1, 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by MOFCOM before they can be completed. In addition, on February 3, 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “Circular 6”), which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Further, on August 25, 2011, MOFCOM promulgated the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “MOFCOM Security Review Regulations”), which became effective on September 1, 2011, to implement Circular 6. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign Investors may acquire the “de facto control” of domestic enterprises with “national security” concerns. Under the MOFCOM Security Review Regulations, MOFCOM will focus on the substance and actual impact of the transaction when deciding whether a specific merger or acquisition is subject to security review. If MOFCOM decides that a specific merger or acquisition is subject to security review, it will submit it to the Inter-Ministerial Panel, an authority established under Circular 6 led by the NDRC and MOFCOM under the leadership of the State Council, to carry out the security review. The regulations prohibit foreign investors from bypassing the security review by structuring transactions through trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that the merger or acquisition of a company engaged in the marketplace lending business requires security review.

Employees

As of the date of this Report, we had a total of 139 full-time employees including two executive officers, 92 employees in our Automobile Transaction and Related Services segment and 45 employees in our Online Lending Services segment.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services segment:

Function	Number of Employees
Management	3
Risk Management	4*
Operations	10
Marketing	35
Drivers & Automobile Management	22
Post Financing Management	5
Human Resources & Administration	5
Finance and Accounting	8
Total	92

The following table sets forth the breakdown of our employees by function in our Online Lending Services segment:

Function	Number of Employees
Management	5
Technology	17
Risk Management	1*
Operations	8
Human Resources	6
Business Development	6
Finance and Accounting	2
Total	45

*Our risk management functions for both segments are undertaken by one risk management team although the staff are allocated between two segments for administration purposes.

All of our employees are based in the cities of Chengdu, Deyang and Changsha, where our operations are located.

We believe we offer our employees competitive compensation packages and a work environment that encourages initiative and is based on merit, and as a result, we have generally been able to attract and retain qualified personnel and maintain a stable core management team. We plan to hire additional employees as we expand our business.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines. See “Business — Risk Factors — Risks Related to Doing Business in China — Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.”

We enter into standard labor and confidentiality agreements with each of our employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Seasonality

Due to the short operating history of our Automobile Transaction and Related Services, we have not observed trends or patterns in revenues in such services. We do not experience any seasonality in our Online Lending Services.

Research and Development

With an aim to standardize our transaction process and achieve higher operating efficiency, we are developing an integrated information system for Our Automobile Transaction and Related Services. The system will comprise modules for procurement, qualification assessment, delivery and post-transaction management which covers the whole transaction process. We have completed the development of certain functions such as information entry and delivery which are being tested by us. We expect to complete and launch the system by the end of 2019.

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 15 software copyrights and six trademarks. We have five trademark applications pending at the PRC Trademark Office. We have also registered numerous domain names, including www.51ruixi.com, www.jklqc.com, www.ihongsen.com and www.senmiaotech.com. The information on our websites is not a part of, or incorporated in, this Report.

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

See “Business — Risk Factors — Risks Related to Our Business Generally — We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.” and “— We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.”

Insurance

We obtain accident insurance and commercial liability insurance, which are mandatory, on all the automobiles we purchase for sales or financing and pass on the costs of such insurance to our customers in the sale/financing transaction. We provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. We do no maintain any property insurance policies, business interruption insurance or general third-party liability insurance, nor do we maintain product liability insurance or key-man insurance. We consider our insurance coverage to be sufficient for our business operations in China.

Recent Developments

June 2019 Registered Direct Offering

On June 17, 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) in connection with the registered direct public offering (the “June 2019 Offering” ) of 1,781,361 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, for a purchase price of approximately $6,000,000. The Shares were offered at a price of $3.38 per share (the “Share Purchase Price”). On June 21, 2019, we closed the June 2019 Offering. The Shares and the Warrants were issued pursuant to a prospectus supplement filed with the Commission on June 20, 2019 to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-230397), which was initially filed with the Commission on March 19, 2019, and was declared effective on April 15, 2019.

In connection with the June 2019 Offering, we also issued to the Investors for no consideration, Series A common stock purchase warrants (the “Series A Warrants”) and for nominal consideration, pre-funded Series B common stock purchase warrants (the “Series B Warrants”; and together with the Series A Warrants, the “Warrants”).

The Company is using the proceeds for general corporate purposes, including automobile purchases, the costs of providing leasing and other automobile transaction services, including financial leasing, costs of developing other types of financing businesses, investments in other entities, costs of technology development, costs of new hires, capital expenditures, working capital and the costs of operating as a public company.  At least $500,000 of the proceeds was deposited into an account at a bank in the United States, which proceeds (x) may solely be used to satisfy any reasonable legal, audit, accounting and other professional fees and expenses of the Company and (y) shall not be transferred or used for any other purposes without the prior written consent of certain investors.

The Series A Warrants provide for the purchase of up to an aggregate of 1,336,021 shares of common stock. The Series A Warrants are exercisable immediately upon issuance (the “Series A Initial Exercise Date”), at an exercise price of $3.72 per share (the “Series A Exercise Price”) and will expire on the fourth (4th) anniversary of the Series A Initial Exercise Date. In the event that the Company issues any equity or equity-linked securities at a price lower than the Series A Exercise Price (subject to certain exceptions), the Investors have full ratchet anti-dilution protection. On the six (6)-month anniversary of the Series A Initial Exercise Date, if the average Volume Weighted Average Price (“VWAP”) during the ten (10) trading days prior to such anniversary (“New Exercise Price”) is less than the Series A Exercise Price, then the Series A Exercise Price has a one-time price adjustment equal to the New Exercise Price; provided, however, in no event, shall the New Exercise Price be less than $1.50 per share. Subject to standard equity conditions, commencing on the tenth (10th) trading day after Series A Initial Exercise Date, the Company may force the exercise of the Series A Warrants if at any time the VWAP of the common stock exceeds $11.16 (as adjusted for stock splits, stock dividends, recapitalizations and similar events) for ten (10) consecutive trading days.

The Series B Warrants are pre-funded warrants and were issued as a true-up with respect to the Shares. Initially, the Series B Warrants won’t be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B Warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined the in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of Shares issued to the Investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The maximum aggregate number of shares of common stock issuable upon exercise of the Series B Warrants is 1,116,320. The Series B Warrants are exercisable commencing on the first (1st) day of the Adjustment Measuring Time for a period of one (1) year from the issuance of the Series B Warrants. The Series B Warrants have the same exercise price as the Series A Exercise Price. The Series B Warrants have no anti-dilution or reset provisions on the exercise price.

The exercise of the Warrants are subject to beneficial ownership limitations such that an Investor may not exercise any Warrant to the extent that such exercise would result in the Investor being the beneficial owner in excess of 4.99% (or, upon election of such Investor, 9.99%), which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company. Additionally, pursuant to Nasdaq Listing Rule 5635(d), in no event will the Company issue more than 19.99% of the Company’s total issued and outstanding shares as of June 17, 2019.

Pursuant to the Purchase Agreement: (a) each of the Investors shall have a 40% right of participation (on a pro-rata basis) in any debt or equity linked financings undertaken by the Company for eighteen (18) months following the closing of the June 2019 Offering. Further, until ninety (90) days after the closing of the June 2019 Offering, the Company shall not, directly or indirectly, offer or issue any securities (or enter into any agreement with respect thereto) other than customary exceptions; (b) the Company may also not enter into any variable rate transactions so long as any of the Warrants are still outstanding; (c)  each of our directors and executive officers, have entered into lock-up agreements that generally prohibit the sale, transfer, or other disposition of our securities, without the prior written consent of the Investors, for a period of sixty (60) days following the closing of the June 2019 Offering; (d) the Company entered into leak-out agreements with the Investors which provide that during the period commencing on June 17, 2019, and ending on the fortieth (40th) day after such date, each of the Investors cannot sell, dispose or otherwise transfer, directly or indirectly, (including, without limitation, any sales, short sales, swaps or any derivative transactions that would be equivalent to any sales or short positions) on any trading day during the Restricted Period (as defined in the Purchase Agreement) (any such date, a “Date of Determination”), shares of common stock held by the Investors as of June 17, 2019, including the Shares and the shares of common stock underlying the Warrants, in an amount more than each Investor’s pro-rate amount of 30% of the daily average composite trading volume of the common stock as reported by Bloomberg, LP for the applicable Date of Determination.

FT Global Capital, Inc. (“FT Global”) acted as the exclusive placement agent for the June 2019 Offering. Pursuant to an engagement letter between the Company and FT Global, FT Global received cash compensation of approximately $480,000. Additionally, FT Global received warrants (the “Placement Agent Warrants”) to purchase 142,509 shares of common stock. The Placement Agent Warrants will expire on the four year anniversary of their issuance and have an exercise price of $3.38.

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

Risks Related to our Automobile Transaction and Related Services

We face intense competition, which may lead to loss of market share, reduced service fees and revenue, increased expenses, departures of qualified employees, and disputes with competitors.

We face intense competition in the automobile transaction and financing industry. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with automobile dealers, automobile financing partners and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which may render our services less attractive to consumers and cause us to lose market share. Moreover, intense competition in the markets we operate in may reduce our service fees and revenue, increase our operating expenses and capital expenditures, and lead to departures of our qualified employees. We may also be harmed by negative publicity instigated by our competitors, regardless of its validity. We may in the future continue to encounter disputes with our competitors, including lawsuits involving claims asserted under unfair competition laws and defamation which may adversely affect our business and reputation. Failure to compete with current and potential competitors could materially harm our business, financial condition and our results of operations.

Our relationship with Didi, a leading Chinese ride-hailing service platform, third party sales teams and financing partners is crucial to our ability to grow our business, results of operations and financial condition.

Our strategic relationship with Didi, a leading ride-hailing service platform in China, is crucial to our business as most of the cars we provide services to are used as ride-hailing vehicles for Didi. Our cooperative arrangement with Didi is on a non-exclusive basis, and Didi may have cooperative arrangements with our competitors. If our collaboration with Didi was terminated, we may not be able to maintain our existing customers or attract new customers who are and will be Didi drivers, which could materially and adversely affect our business and impede our ability to continue our operations.

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

We do not have written agreements in place with certain financing partners and adverse change in our relationship with such financing partners may materially and adversely impact our business and results of operations.

We rely on a limited number of financing partners to fund automobile transactions for automobile purchasers. However, we do not have written agreements in place with these financing partners obligating them to provide financing. For example, one of our top financing partners has been funding the automobile purchases by purchasers referred by us through an agreement with a related party of Jinkailong. Because such financing partners are not contractually bound by any specific commitment to provide financing, they may determine not to collaborate with us or limit the funding that is available for financing transactions we facilitate, which will materially and adversely affect our business, financial condition and results of operations.

Our customers’ failure to fully comply with PRC taxi-related laws may expose us to potential penalties and negatively affect our operations.

According to the guidelines issued by the Municipal Communications Commission of Chengdu in November 2016, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required to operate the online ride-hailing business. Approximately 10% of the automobiles used for online ride-hailing that are affiliated with us do not have the automobile certificates and approximately 79% of our ride-hailing drivers have not obtained the online reservation taxi driver’s licenses. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated without us would be able to obtain all the certificate and license. Our ability and method to provide the automobile transaction related services might be affected or restricted if our affiliated drivers or automobiles do not possess the requisite license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

We advance payments for over 90% of the automobile purchases for our customers and we can provide no assurances that our current financial resources will be adequate to support this operation.

We prepay all the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the lease term. As of March 31, 2019, we had advanced payments of approximately $2.6 million (RMB17.2 million) for the automobile purchases. We fund those advance payments by proceeds of our initial public offering (“IPO”) and loans from financial institutions.

Our liquidity may be negatively impacted as a result of the increases in advance payments for automobile purchases in addition to general economic and industry factors. We anticipate that, to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. The covenants under future credit facilities may limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.

Our failure to raise additional capital and in sufficient amounts may significantly impact our ability to maintain and expand our business.

Jinkailong uses the bank accounts of its related parties for and failure to use such accounts may have an adverse impact on our operations.

Jinkailong has been using the bank accounts of its shareholder or companies owned by its shareholders (other than us) to receive and remit payments during its daily operations. Jinkailong has authorization from these related parties to use the bank accounts and has designated its own accounting staff to manage such accounts. However, if owners of the bank accounts revoke their authorization, prohibit or limit Jinkailong’s access to the bank accounts, we may not receive payments timely or at all from financial institutions or the automobile purchasers, which may adversely affect our operations. Jinkailong may lose all or part of the funds in the accounts in the event that such accounts are subject to creditor’s claims and frozen or closed by court order.

We may need additional capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and financing may not be available on terms acceptable to us, or at all.

We have been financing our Automobile Transaction and Related Services through borrowing from third parties and related parties and proceeds from our IPO and follow-on public offering. As we intend to continue to make investments to support the growth of our automobile business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including developing new solutions and services, increasing the amount of financing transactions we facilitate, further enhance our risk management capabilities, increasing our sales and marketing expenditures to improve brand awareness and engage automobile purchasers through expanded online channels, enhancing our operating infrastructure and acquiring complementary businesses and technologies. We plan to expand our Automobile Transaction and Related Services, and we may need to make additional capital contribution as a result. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Repayment of the debts may divert a substantial portion of cash flow to repay principal and service interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and we may suffer default and foreclosure on our assets if our operating cash flow is insufficient to service debt obligations, which could in turn result in acceleration of obligations to repay the indebtedness and limit our sources of financing.

Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition, results of operations and prospects could be adversely affected.

Our automobile financing facilitation services may subject us to regulatory and reputational risks, each of which may have a material adverse effect on our business, results of operations and financial condition.

We provide automobile financing facilitation services to finance consumers’ car purchases. The PRC laws and regulations concerning financial services are evolving and the PRC government authorities may promulgate new laws and regulations in the future. We cannot assure you that our practices would not be deemed to violate any PRC laws or regulations either now or in the future. The financing products of our financial partners referred by us may be deemed to exceed the stipulated cap on the financing amount relative to the car purchase price, in which case we may be required to make adjustments to our cooperation arrangements or cease to cooperate with these financing partners. If we are required to make adjustments to our automobile financing facilitation referral business model or withdraw, discontinue or change some of our automobile financing facilitation referral services, our business, financial condition and results of operations would be materially and adversely affected. In addition, if the financing products referred by us and our cooperation with financing partners were to be deemed as in violation of applicable PRC laws or regulations, our reputation would suffer.

Moreover, developments in the financial service industry may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies, which may limit or restrict consumer financing or related facilitation services like those we offer. We may, from time to time, be required to adjust our arrangement with third-party financing partners, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, we cannot rule out the possibility that the PRC government will institute a new licensing regime covering services we provide in the future. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

We are exposed to credit risk in our auto financing facilitation and auto financing businesses. Our current risk management system may not be able to accurately assess and mitigate all risks to which we are exposed, including credit risk.

We are exposed to credit risk as we provide automobile financing facilitation to automobile purchasers and are required to provide guarantees to most of our financing partners on the financing for automobile purchases facilitated by us. As at March 31, 2019, the maximum contingent liabilities the Company exposed to would be approximately $11.5 million if all the automobile purchasers defaulted. Customers may default on their lease/loan payments for a number of reasons including those outside of their or our control. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China.

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

Under most of the financial leases/loan agreements between the automobile purchasers and third-party financing partners, we guarantee the lease/loan payments including principal and the accrued and unpaid interest for the automobile purchase funded by these financing partners. Therefore, failure to collect lease/loan payments or to repossess the collateral may have a material adverse effect on our business operations and financial positions. Although the lease/loan payments are secured by the cars, we may not be able to repossess the car collateral when our customers default. Our measures to track the cars include installing GPS trackers on cars. We cannot assure you that we will be able to successfully locate and recover the car collateral. We have in the past failed to repossess one car as the GPS trackers failed to function properly or had been disabled, and we cannot assure you that this incident will not happen again the future. We also cannot assure you that there will not be regulatory changes that prohibit the installation of GPS trackers, or the realized value of the repossessed cars will be sufficient to cover our customers' payment obligations. If we cannot repossess some of these cars or the residual values of the repossessed cars are lower than we expected and not sufficient to cover the automobile purchaser' payment obligation, our business, results of operations and financial condition may be materially and adversely affected.

Moreover, the current regulatory regime for debt collection in the PRC remains unclear. We aim to ensure our collection efforts carried out by our asset management department comply with the relevant laws and regulations in the PRC. However, if our collection methods are viewed by the automobile purchasers or regulatory authorities as harassments, threats or other illegal means, we may be subject to risks relating to our collection practice, including lawsuits initiated by the borrowers or prohibition from using certain collection methods by the regulatory authorities. Any perception that our collection practices are aggressive and not compliant with the relevant laws and regulations in the PRC may result in harm to our reputation and business, decrease in the willingness of prospective customers to apply for and utilize our service, or fines and penalties imposed by the relevant regulatory authorities, any of which may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to enforce our rights against automobile purchaser.

We offer automobile purchaser various value-added services associated with purchasing a car with financing. Such services include, among others, credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. We charge automobile purchaser fees for such services, but we do not enter into agreements with such automobile purchaser regarding the provision and payment of the purchase services. In the event a legal dispute arises between the purchaser and us, we may not be able to enforce our rights against the purchaser, which may materially and adversely affect our business, results of operation and financial condition.

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

In addition, based on our current business model, we prepay the purchase price of automobiles and all service related expenses and collect the advance payment (without any interest) through monthly installment payments from the automobile purchaser.

Pursuant to Provisions on Several Questions Concerning the Application of Law in the Trial of Private Lending Cases released by the Supreme People's Court in June 2015, private lending refers to the act of financing between natural persons, legal persons and other organizations and among them. According to the Approval on How to Confirm the Effectiveness of Lending Behavior between Citizens and Enterprises issued by the PRC Supreme People's Court's in 1999, the private lending refers to the lending between citizens and non-financial enterprises (hereinafter referred to as enterprises). As long as all parties' declaration of intention is true, it can be recognized as valid. (the “Private Lending Rules”).

We do not believe that the Private Lending Rules apply to our automobile purchase services business as we need to pay in advance to different suppliers to complete our services such as preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. We have no intention to lend money to and gain interest from automobile purchasers. We collect payments in a period longer than 12 months based on current product designs.

However, it is uncertain whether we would be deemed to operate private lending business in violation of relevant PRC laws or regulations because we prepay on behalf of automobile purchasers and collect payments over a period of more than 12 months. If the relevant regulatory authorities determine that we are operating private lending business, we may be penalized for engaging in businesses out of the scope of our business license. Pursuant to the Regulations on the Registration of Enterprise Legal Persons, we may be given warnings, fined, confiscated of illegal income, required to suspension and rectification, or our business license might be withheld and revoked by relevant regulatory authorities.

Consequently, we may be required to obtain approval or license for financing business to continue our current collection method of payments. If we are no longer able to maintain our current collection method of payments, or become subject to penalties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our failure to sell cars that we purchased from dealers may have a material and adverse effect on our business, financial condition and results of operations.

In January 2019, we started to purchase automobiles from automotive dealers for sales. We primarily purchase automobile models that are reliable, affordable and based on the preference of Didi, feedback from and market analysis as to perception and demand for such models, and that will appeal to car buyers in lower-tier cities. We price automobiles based on our automotive transaction data associated with providing automotive transaction services. We have limited experience in the purchase of automobiles for sale to purchasers, and there is no assurance that we will be able to do so effectively. Demand for the type of automobiles that we purchase can change significantly between the time the automobiles are purchased and the date of sale. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

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

China’s credit infrastructure is still at an early stage of development. The Credit Reference Center established by the PBOC in 2002 has been the only credit reporting system in China. This centrally managed nationwide credit database operated by the Credit Reference Center only records limited credit information, such as tax payments, civil lawsuits, foreclosures and bankruptcies. Moreover, this credit database is only accessible to banks and a limited number of market players authorized by the Credit Reference Center and does not support sophisticated credit scoring and assessment. In 2015, the PBOC announced that it would open the credit reporting market to private sectors with a view to spurring competition and innovation, but it may be a long-term process to establish a widely-applicable, reliable and sophisticated credit infrastructure in the market we operate.

For the purpose of credit assessment, we obtain credit information from prospective automobile buyers, and with their authorization, obtain credit data from external parties to assess applicants’ creditworthiness. We may not be able to source credit data from such external parties at a reasonable cost or at all. Such credit data may have limitations in measuring prospective automobile purchasers’ creditworthiness. If there is an adverse change in the economic condition, credit data provided by external parties may no longer be a reliable reference to assess an applicant’s creditworthiness, which may compromise our risk management capabilities. As a result, our assessment of an automobile purchaser’s credit profile may not reflect that particular car buyer’s actual creditworthiness because assessment may be based on outdated, incomplete or inaccurate information.

To the extent that automobile purchasers provide inaccurate or fraudulent information to us, or the data provided by third-party sources is outdated, inaccurate or incomplete, our credit evaluation may not accurately reflect the associated credit risks of automobile purchasers. Among other things, we rely on data from external sources, such as the personal credit report from PBOC. These checks may fail and fraud may occur as we may fail to discover or reveal fake documents or identities used by fraudulent automobile purchasers. Additionally, once we have obtained an automobile purchaser's information, the automobile purchaser may subsequently (i) become delinquent in the payment of an outstanding obligation; (ii) default on a pre-existing debt obligation; (iii) take on additional debt; or (iv) experience other adverse financial events, making the information we previously obtained inaccurate. We also collect car collateral location data by installing GPS trackers for lease/loan payment monitoring purposes. The location data we collected may not be accurate. As a result, our ability to repossess the car collateral could be severely impaired. If we are unable to collect the lease/loan payments we facilitated or repossess the car collateral due to inaccurate or fraudulent information, our results of operations and profitability would be harmed.

We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.

Vehicles purchased through us may be defectively designed or manufactured. As a result, we may be exposed to product liability claims relating to personal injury or property damage. Third parties subject to such injury or damage may bring claims or legal proceedings against us because we facilitate the financing/purchase of the product. Although we would have legal recourse against the automobile manufacturers or dealers under PRC law, attempting to enforce our rights against the automobile manufacturers or dealers may be expensive, time-consuming and ultimately futile. In addition, we do not currently maintain any third-party liability insurance or product liability insurance in relation to vehicles purchased through us. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

If the ride-hailing drivers engage in, or are subject to, criminal, violent, inappropriate, or dangerous activity that results in major safety incidents, our ability to attract and retain new customers may be harmed, which could have an adverse impact on our reputation, business, financial condition, and operating results.

We are not able to control or predict the actions of the ride-hailing drivers and third parties, either during the process of providing services or otherwise. Such actions may result in injuries, property damage, or loss of life for passengers and third parties, or business interruption, brand and reputational damage, or significant liabilities for us. Our screen and evaluation of the drivers may not expose all potentially relevant information and may fail to disclose information that could be relevant to a determination of eligibility. In addition, we do not independently test drivers’ driving skills.

If the ride-hailing drivers engage in criminal activity, misconduct, or inappropriate conduct, and we may receive negative press coverage as a result of our business relationship with such drivers, which would adversely impact our brands, reputation, and business. There have been numerous incidents and allegations of Didi drivers sexually assaulting, abusing, and kidnapping consumers, or otherwise engaging in criminal activity. If other criminal, inappropriate, or other negative incidents occur due to the conduct of ride-hailing drivers or third parties, our ability to attract customers may be harmed, and our business and financial results could be adversely affected.

Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by ride-hailing drivers, consumers, or third parties. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liabilities. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them.

Government policies on automobile purchases and ownership may materially affect our results of operations.

Government policies on automobile purchases and ownership may have a material effect on our business due to their influence on consumer behaviors. Since 2009, the PRC government has changed the purchase tax on automobiles with 1.6 liter or smaller engines several times. In addition, in August 2014, several PRC governmental authorities jointly announced that from September 2014 to December 2017, purchases of new energy automobiles designated on certain catalogs will be exempted from the purchase taxes. In April 2015, several PRC governmental authorities also jointly announced that from 2016 to 2020, purchasers of new energy automobiles designated on certain catalogs will enjoy subsidies. In December 2016, relevant PRC governmental authorities further adjusted the subsidy policy for new energy automobiles. On March 26, 2019, the PRC governmental authorities updated government subsidy policy for new energy automobiles which raises the threshold for the subsidy and reduces the amount of subsidies. We cannot predict whether government subsidies will remain in the future or whether similar incentives will be introduced, and if they are, their impact on automobile retail transactions in China. It is possible that automobile retail transactions may decline significantly upon expiration of the existing government subsidies if consumers have become used to such incentives and delay purchase decisions in the absence of new incentives. If automobile retail transactions indeed decline, our revenues may fluctuate and our results of operations may be materially and adversely affected.

Some local governmental authorities also issued regulations and relevant implementation rules in order to control urban traffic and the number of automobiles within particular urban areas. For example, local Beijing governmental authorities adopted regulations and relevant implementing rules in December 2010 to limit the total number of license plates issued to new automobile purchases in Beijing each year. Local Guangzhou governmental authorities also announced similar regulations, which came into effect in July 2013. There are similar policies that restrict the issuance of new automobile license plates in Shanghai, Tianjin, Hangzhou, Guiyang and Shenzhen. In September 2013, the State Council released a plan for the prevention and remediation of air pollution, which requires large cities, such as Beijing, Shanghai and Guangzhou, to further restrict the number of motor vehicles. In March 2018, the Beijing government issued an additional regulation to limit the total number of vehicles in Beijing to no more than 6.1 million by the end of 2018 and no more than 6.2 million by the end of 2019. We cannot assure you that similar measures will not be adopted in Sichuan and Hunan Provinces. Such regulatory developments, as well as other uncertainties, may adversely affect the growth prospects of China’s automobile industry, which in turn may have a material adverse impact on our business.

The ride-hailing service market is still in a relatively early stage of growth and if such market does not continue to grow, grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

According to the Chinese Academy of Industry Economy Research Institute, the ride-hailing service market in China has grown rapidly since 2015. However, it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of people to widely-adopt ride-hailing. If the public does not perceive ridesharing as beneficial, or chooses not to adopt it as a result of concerns regarding safety, affordability or for other reasons, whether as a result of incidents on the ride-hailing service platform or otherwise, then the ride-hailing service market may not further develop, or may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

Our business is subject to risks related to China's automobile leasing and financing industry, including industry-wide and macroeconomic risks.

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

Risks Related to Our Online Lending Services

We have a limited operating history, and have significantly deemphasized our efforts, in the new and highly regulated P2P lending sector in China, which makes it difficult to evaluate our future prospects in this sector.

The market for China's online marketplace lending is new and may not develop as expected. The regulatory framework for this market is also evolving and may remain uncertain for the foreseeable future. Potential borrowers and investors may not be familiar with this market and may have difficulty distinguishing our services from those of our competitors. As such, we have significantly deemphasized our efforts in the Online Lending Services part of our business.

Our online platform was launched in May 2014 by its former owner and acquired by us in September 2016. Our platform has a limited operating history. As our business develops or in response to competition or regulatory requirements, we may make adjustments to our existing products, or make adjustments to our business model. Any significant change to our business model may not achieve expected results and may have an adverse impact on our financial conditions and results of operations. It is therefore difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and highly regulated market. These risks and challenges include our ability to, among other things:

•	navigate an evolving regulatory environment;
•	enhance our risk management capabilities;
•	improve our operational efficiency;
•	maintain the security of our platform and the confidentiality of the information provided and utilized across our platform;
•	attract, retain and motivate talented employees; and
•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to address or manage any of these risks and challenges, our business and results of operations will be harmed.

If we are unable to maintain low default rates for loans facilitated by our platform, our business and results of operations may be adversely affected.

Investments in loans on our platform involve inherent risks as the return of the principal on a loan investment made through our platform is not guaranteed, although we aim to limit investor losses due to borrower defaults through various preventive measures we have taken or will take. Our ability to attract borrowers and investors to, and build trust in, our platform is significantly dependent on our ability to effectively evaluate a borrower's credit profile and maintain low default rates. If we are unable to effectively and accurately assess the credit profiles of borrowers, we may be unable to maintain low default rates of loans facilitated by our platform. In addition, once a loan application is approved, we do not further monitor certain aspects of the borrower's credit profile, such as changes in the borrower's credit report. If the borrower's financial condition deteriorates, we may not be able to take measures to prevent default on the part of the borrower and thereby maintain low default rates for loans facilitated by our platform. As of the date of this Report, there have not been any default or delinquencies. Since we started to offer unsecured loans, we may find it difficult or unable to maintain low default rates of loans facilitated through our platform. Although we implement various investor protection measures, if widespread defaults were to occur, investors may still incur losses and lose confidence in our platform and our business and results of operations may be adversely affected.

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

Third-party payment companies and depository banks in China, including a depository bank that takes deposits and transfers funds on our platform and the third-party payment company with which it works, are subject to oversight by the PBOC and must comply with complex rules and regulations, licensing and examination requirements, including, but not limited to, minimum registered capital, maintenance of payment business licenses, anti-money laundering regulations and management personnel requirements. Some third-party payment companies have been required by the PBOC to suspend their credit card pre-authorization and payment services in certain areas of China. If the third-party service providers that serve as payment channels for our platform were to suspend, limit or cease their operations, or if our relationships with our third-party service providers were to otherwise terminate, we would need to implement substantially similar arrangements with other third-party service providers. Negative publicity about our or other third-party service providers or the industry in general may also adversely affect our users' confidence and trust in the use of third-party payment companies and depository banks to carry out the payment and depository functions in connection with the origination or assignment of loans on our platform. If any of these were to happen, the operation of our platform could be materially impaired and our results of operations would suffer.

The recently published Guidelines, which were released by ten PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the MPS and the Cyberspace Administration of China, require market lending platforms to use bank depository accounts to hold lending capital, which is further emphasized in the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries, or the Interim Measures. In addition, the Administrative Measures of Non-Bank Payments Institutions Network Payment Service, or the Administrative Measures, which became effective from July 1, 2016, prohibit payment institutions from opening payment accounts for institutions engaging in the lending business and also set ceilings for the maximum deposits permitted into an account opened with a third-party payment company. In February 2017, the CBRC released the Guidance to the Operation of Depositing Online Lending Funds, or the Guidance. The Guidance further specifies that qualified commercial banks may act as depositories to hold online lending funds, and that other banking financial institutions are not qualified to set up individual accounts or provide settlement and payment functions. The Guidance also sets forth basic requirements for commercial banks, including maintaining separate accounts to hold online lending funds and private funds owned by online lending platforms and prohibits outsourcing or assigning such entities' responsibilities for setting up capital accounts, dealing with transaction information, verifying trading passwords and various other services to third parties, provided, however, that certain cooperation regarding payment services with third-party payment companies is permitted in accordance with clarifications by the CBRC. However, CBRC’s remarks regarding the Guidance are not entirely clear regarding the definition and scope of the term “certain cooperation regarding payment services.” In addition, the Guidance imposes certain responsibilities on online lending intermediaries such as us, including requiring them to organize independent auditing on funds depository accounts of borrowers and investors. The Guidance stipulated a 6-month grace period from the time of its announcement for online lending intermediaries to adjust their business models. See “Business —Regulations — Regulations Related to the Marketplace Lending Industry.”

If we do not compete effectively, our results of operations could be harmed.

The online marketplace lending industry in China is competitive. We compete with a large number of online finance marketplaces. We also compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with other lending platforms and traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate.

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

We also face competition within Sichuan Province, which is where we conduct the bulk of our operations. As of the date of this Report, there are approximately 17 lending platforms in Sichuan Province. The Company's primary competitors in Sichuan include Jinding Wealth and Chengdu Hongxue Jinxin Business Consulting Co., Ltd., although some of these companies, such as Jinding Wealth, are established lending platforms with large and existing borrower and investor bases as well as substantial financial resources.

If we are unable to compete with our competitors, the demand for our platform could stagnate or substantially decline, we could continue to experience reduced revenues or our platform could fail to maintain our market acceptance, any of which could harm our business and results of operations.

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

Such inaccurate or incomplete borrower credit information could compromise the accuracy of our credit assessment and adversely affect the effectiveness of our control over our default rates, which could in turn harm our reputation and adversely affect our business, financial condition and results of operations.

In addition, our business of connecting investors and borrowers may constitute an intermediary service, and our contracts with these investors and borrowers may be deemed as intermediation contracts, under the PRC Contract Law. Under the PRC Contract Law, an intermediary may not claim for service fee and is liable for damages if it conceals any material fact intentionally or provides false information in connection with the conclusion of an intermediation contract, which results in harm to the client's interests. See “Business — Regulations — Regulations Related to the Marketplace Lending Industry.” Therefore, if we fail to provide material information to investors, or if we fail to identify false information received from borrowers or others and in turn provide such information to investors, and in either case if we are also found to be at fault, due to failure or deemed failure to exercise proper care, such as to conduct adequate information verification or employee supervision, we could be held liable for damages caused to investors as an intermediary pursuant to the PRC Contract Law. In addition, if we fail to complete our obligations under the agreements entered into with investors and borrowers, we could also be held liable for damages caused to borrowers or investors pursuant to the PRC Contract Law. On the other hand, we do not assume any liability solely on the basis of failure to correctly assess the creditworthiness of a particular borrower in the process of facilitating a loan transaction, as long as we do not conceal any material fact intentionally or provide false information, and are not found to be at fault otherwise. However, due to the lack of detailed regulations and guidance in the area of peer-to-peer lending services and the possibility that the PRC government authority may promulgate new laws and regulations regulating peer-to-peer lending services in the future, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations for the peer-to-peer lending service industry, and there can be no assurance that the PRC government authority will ultimately take a view that is consistent with us.

Fraudulent activity on our platform could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease.

We are subject to the risk of fraudulent activity both on our platform and associated with users and third parties handling user information. Our resources, technologies and fraud detection tools may be insufficient to accurately detect and prevent fraud. Significant increases in fraudulent activity could negatively impact our brands and reputation, reduce the volume of loan transactions facilitated through our platform and lead us to take additional steps to reduce fraud risk, which could increase our costs. High profile fraudulent activity could even lead to regulatory intervention, and may divert our management's attention and cause us to incur additional expenses and costs. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be adversely affected.

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

Risks Related to Our Business Generally

We have incurred net losses and may continue to incur net losses in the future.

We had net losses of US$4,542,525 and US$9,858,972 in the years ended March 31, 2019 and 2018, respectively, and may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract borrowers, investors and partners and further enhance and develop our loan products and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. There are other factors that could negatively affect our financial conditions. For example, the default rates of the loans facilitated through our platform may be higher than expected, which may lead to lower than expected net revenues. As a result of the foregoing and other factors, our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

In the fiscal years ended March 31, 2018 and 2019, our principal sources of liquidity were proceeds from our IPO and capital contribution from our stockholders. As of March 31, 2019, we had cash and cash equivalents of US$5,020,510, compared with cash and cash equivalents of approximately US$11,141,566 as of March 31, 2018. We anticipate that, with the proceeds from our June 2019 Offering and anticipated cash flows from operating activities, we will be able to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months. If we fail to do so due to unexpected situations, we anticipate to receive loans from our stockholders to fund our operations. However, we cannot assure you this will be the case. We may need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Fluctuations in interest rates could negatively affect our results of operations.

 We charge service fees to automobile purchasers for facilitating financing transactions. If prevailing market interest rates increase, automobile purchasers would be less likely to finance automobile purchases with credit or we may need to reduce our service fees to mitigate the impact of increased interest rates. If we do not sufficiently lower our service fees and keep our fees competitive in such instances, automobile purchasers may decide not to utilize our services because of our less competitive service fees and may take advantage of lower service fees offered by other companies, and our ability to attract prospective automobile purchasers as well as our competitive position may be severely undermined. On the other hand, if prevailing market interest rates decline, the operating margins of financial institutions may decrease, which may make the financial institutions less likely to finance automobile purchases. Under either circumstance, our financial condition and profitability could also be materially and adversely affected.

In addition, all loans facilitated through our platform have fixed interest rates. If interest rates rise, investors who have already committed capital may lose the opportunity to take advantage of the higher rates. If interest rates decrease after a loan is made, borrowers through our platform may prepay their loans to take advantage of the lower rates. Investors through our platform would lose the opportunity to collect the above-market interest rates payable on the prepaid loans and might delay or reduce future loan investments. As a result, fluctuations in the interest rate environment may discourage users from participating in our platform, which may adversely affect our business.

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

Our quarterly results of operations, including the levels of our net revenues, expenses, net (loss)/income and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new customers and maintain relationships with existing customers;

•	our ability to maintain existing relationship with existing financing partners and establish new relationships with additional financial partners for our Automobile Transaction and Related Services;

•	the amount of automobile financing transactions we facilitate;

•	overdue ratios of automobile financing transactions/loans we facilitate;

•	financial institutions’ willingness and ability to fund financing transactions through our platform on reasonable terms;

•	loan volumes and the channels through which users are sourced, including the relative mix of online and offline channels;

•	changes in our product mix and introduction of new products and services;

•	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;

•	our ability to manage transaction volume growth during the period;

•	the timing of expenses related to the development or acquisition of technologies or businesses;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	our emphasis on customer experience instead of near-term growth; and

•	the timing of expenses related to the development or acquisition of technologies or businesses.

If we fail to promote and maintain our brands in an effective and cost-efficient way, our business and results of operations may be harmed.

We believe that developing and maintaining awareness of our brands effectively is critical to attracting new and retaining existing customers. Successful promotion of our brands and our ability to attract customers depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brands have caused us to incur expenses, and it is likely that our future marketing efforts will require us to incur additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brands while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Any harm to our brands or reputation or any damage to the reputation of our business partners or other third parties, or the online marketplace lending industry, the automobile financing industry, or the ride-hailing industry may materially and adversely affect our business and results of operations.

Maintaining and enhancing the recognition and reputation of our brands is critical to our business and competitiveness. Factors that are vital to this objective include but are not limited to our ability to:

•	maintain and develop relationships with dealers, ride-hailing platforms and financial institutions;
•	provide prospective and existing customers with superior experiences;
•	enhance and improve our credit assessment and decision-making models;
•	effectively manage and resolve any user complaints of financial institutions or customers; and
•	effectively protect personal information and privacy of customers.

Any malicious or innocent negative allegation made by the media or other parties about the foregoing or other aspects of our company, including but not limited to our management, business, compliance with law, financial conditions or prospects, whether with merit or not, could severely hurt our reputation and harm our business and operating results. As the markets for China's automobile financing, ride-hailing and online marketplace lending are new and the regulatory framework for these market is also evolving, negative publicity about these markets may arise from time to time. Negative publicity about China’s automobile financing, ride-hailing and online finance marketplace industries in general may also have a negative impact on our reputation, regardless of whether we have engaged in any inappropriate activities.

In addition, certain factors that may adversely affect our reputation are beyond our control. Negative publicity about our partners, outsourced service providers or other counterparties, such as negative publicity about any failure by them to adequately protect the information of users, to comply with applicable laws and regulations or to otherwise meet required quality and service standards could harm our reputation. Furthermore, any negative development in any of the automobile financing, ride-hailing or online marketplace lending industries, such as bankruptcies or failures of other companies in any of this these, and especially a large number of such bankruptcies or failures, or negative perception of any of the industries as a whole, such as that arises from any failure of other finance marketplaces to detect or prevent money laundering or other illegal activities, even if factually incorrect or based on isolated incidents, could compromise our image, undermine the trust and credibility we have established and impose a negative impact on our ability to attract new borrowers and investors. Negative developments in these industries, such as widespread automobile purchaser/borrower defaults, unethical or illegal activities by industry players and/or the closure of platforms providing similar services, may also lead to tightened regulatory scrutiny of these sectors and limit the scope of permissible business activities that may be conducted by us. If any of the foregoing takes place, our business and results of operations could be materially and adversely affected.

Our reputation may be harmed if information supplied by customers is inaccurate, misleading or incomplete.

Our customers supply a variety of information that is included in the loan listings on our platform or in the applications to financing partners. We do not verify all the information we receive from our customers, and such information may be inaccurate or incomplete. For example, a borrower may use loan proceeds for other purposes with increased risk than as originally provided. If investors invest in loans through our platform or financing partners provide funding to the automobile purchasers based on information supplied by borrowers or automobile purchasers that is inaccurate, misleading or incomplete, those investors/financing partners may not receive their expected returns and our reputation may be harmed. Moreover, inaccurate, misleading or incomplete customer information could also potentially subject us to liability as an intermediary under the PRC Contract Law. See “Business — Regulations.”

Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks in China.

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the MIIT. We primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China's internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the requirements of our operations. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in internet usage.

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

We are exposed to many types of operational risks, including the risk of misconduct and errors by our employees and third-party service providers. Our business depends on our employees and third-party service providers to interact with potential customers, process large numbers of transactions and support the loan/lease payment collection process, all of which involve the use and disclosure of personal information. We could be materially adversely affected if transactions were redirected, misappropriated or otherwise improperly executed, if personal information was disclosed to unintended recipients or if an operational breakdown or failure in the processing of transactions occurred, whether as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with our customers is governed by various PRC laws. It is not always possible to identify and deter misconduct or errors by employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. If any of our employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with customers, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. Aggressive practices or misconduct by any of our third-party service providers in the course of collecting loans could damage our reputation.

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

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and investor ability and desire to invest in loans. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges, including the escalation of the European sovereign debt crisis from 2011 and the slowdown of China's economic growth since 2012 which may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world's leading economies, including the United States and China. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and the United States. If present Chinese and global economic uncertainties persist, our business partners may suspend their collaboration or reduce their business with us or investors may delay or reduce their investment in the loans facilitated through our platform. Adverse economic conditions could also reduce the number of customers seeking to utilize our services. Should any of these situations occur, our transaction volume will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

We collect, store and process certain personal and other sensitive data from our customers, which makes it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our operation systems could cause confidential user information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with borrowers and investors could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

In connection with the audits of our financial statements for the years ended March 31, 2019, we have identified “material weaknesses” and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i) insufficient financial reporting and accounting with appropriate knowledge of U.S. generally accepted accounting principles (“U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements; (ii) lack of comprehensive accounting policies and procedures manual in accordance with U.S. GAAP; (iii) lack of proper procedures in place to identify certain related party transaction; (iv) ineffective entity level control; (v) lack of sufficient resources with technical competency to review and record non-routine or complex transactions; and (vi) failure to obtain proper board approval on a material agreement in time.

We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. We plan to engage a qualified consulting firm to review and improve renew and improve our framework of internal controls, including setting up risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness, preparing manual of internal control, tracing rectifications and performing control testing; (ii) hire additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; (iii) hire additional internal audit staffs to increase segregation of duties and (iv) invest in technology infrastructure to support our financial reporting function.

We cannot assure you that the measures we have taken to date, and actions we intend to take in the future, will be sufficient to remediate material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, potentially resulting in restatements of our financial statements, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have 15 software copyrights, six trademarks and five trademark applications pending at the PRC Trademark Office. See “Business — Intellectual Property” and “Business — Regulations — Regulations on Intellectual Property.” Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industries, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

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

Additionally, the application and interpretation of China’s intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how or other intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and results of operations may be materially and adversely affected.

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

Although we do not currently have any plans to consummate any acquisitions, we may in the future evaluate and consider strategic investments, combinations, acquisitions or alliances to further increase the value of our services and better serve our customers. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Strategic investments or acquisitions will involve risks commonly encountered in business relationships, including:

•	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;
•	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
•	difficulties in retaining, training, motivating and integrating key personnel;
•	diversion of management's time and resources from our normal daily operations;
•	difficulties in successfully incorporating licensed or acquired technology and rights into our business;
•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;
•	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;
•	risks of entering markets in which we have limited or no prior experience;
•	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;
•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;
•	failure to successfully further develop the acquired technology;
•	liability for activities of the acquired business before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	potential disruptions to our ongoing businesses; and
•	unexpected costs and unknown risks and liabilities associated with strategic investments or acquisitions.

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

We believe our success depends on the efforts and talent of our employees, including risk management, driver and automobile management, post-financing management, financial and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

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

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our customers by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

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

We have limited business insurance coverage.

Insurance companies in China currently do not offer as extensive an array of insurance products as insurance companies in more developed economies. Currently, we do not have any business liability or disruption insurance to cover our operations other than the accident insurance and commercial liability insurance, which are mandatory, on all the automobiles we purchase for sales or financing. We have determined that the costs of insuring for these risks and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Any uninsured business disruptions may result in our incurring substantial costs and the diversion of resources, which could have an adverse effect on our results of operations and financial condition.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services.

Our business could also be adversely affected by the effects of Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome (“SARS”), or other epidemics. Our business operations could be disrupted if any of our employees is suspected of having Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Risks Related to Our Corporate Structure

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the NPC approved the Foreign Investment Law, which will take effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over Sichuan Senmiao through contractual arrangements will not be deemed as foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “negative list” that is yet to be published. It is unclear whether the “negative list” to be published will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over Sichuan Senmiao through contractual arrangements are deemed as foreign investment in the future, and any business of Sichuan Senmiao is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over Sichuan Senmiao may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

We rely on the Voting Agreement with other shareholders of Jinkailong to operate our automobile transaction and related services business, and such Voting Agreement is subject to various risks, the realization of which may impact our ability to control Jinkailong and consolidate its financial statements.

We holds 35% of the equity interest of Jinkailong while the other three shareholders of Jinkailong hold 65% in the aggregate. Although we are the largest shareholder and through the Voting Agreement, control the corporate matters of Jinkailong including fundamental corporate transactions, the other shareholders of Jinkailong may breach the Voting Agreement, or act in concert and exert control over Jinkailong through their majority equity ownership, which would have a material adverse effect on our ability to effectively control Jinkailong and receive economic benefits from it.

Under the Voting Agreement, the other shareholders may not dispose of their equity interest in Jinkailong unless the new shareholder agrees to be bound by the Voting Agreement. However, as the Voting Agreement is neither registered with any government authority nor publicly disclosed, a good faith third party purchaser may refuse to recognize the Voting Agreement and become a party to such agreement, which will impact our ability to control Jinkailong. Likewise, if the equity interest of Jinkailong held by other shareholders is sold to any third party in satisfaction of the debt of such shareholders, our ability to enforce our rights under the Voting Agreement may be impaired.

If any of the events occurs, we may not effectively control the operations of Jinkailong and may lose the ability to consolidate the financial statements of Jinkailong under US GAAP, which will materially and adversely affect our results of operations and financial conditions.

If the PRC government deems that the contractual arrangements in relation to Sichuan Senmiao do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2018 Version) and the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version) (which will come into force on July 30, 2019 and replace the 2018 Version).

We are a Nevada corporation and our PRC subsidiaries are considered foreign invested enterprises. To comply with PRC laws and regulations, we conduct our operations of Online Lending Services in China through a series of contractual arrangements entered into among Senmiao Consulting, Sichuan Senmiao and the Sichuan Senmiao Shareholders. As a result of these contractual arrangements, we exert control over Sichuan Senmiao and consolidate its operating results in our financial statements under U.S. GAAP. For a detailed description of these contractual arrangements, see “Business — Our Corporate Structure.”

In the opinion of our PRC counsel, Yuan Tai Law Offices, our current ownership structure, the ownership structure of Senmiao Consulting and Sichuan Senmiao, and the contractual arrangements among Senmiao Consulting, Sichuan Senmiao and the Sichuan Senmiao Shareholders are not in violation of existing PRC laws, rules and regulations; and these contractual arrangements are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect. However, Yuan Tai Law Offices has also advised us that there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations and there can be no assurance that the PRC government will ultimately take a view that is consistent with the opinion of our PRC counsel.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If the ownership structure, contractual arrangements and business of our company, Senmiao Consulting or Sichuan Senmiao are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Senmiao Consulting or Sichuan Senmiao, revoking the business licenses or operating licenses of Senmiao Consulting or Sichuan Senmiao, shutting down our servers or blocking our online platform, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from our public offerings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of Sichuan Senmiao, and/or our failure to receive economic benefits from Sichuan Senmiao, we may not be able to consolidate its results into our consolidated financial statements in accordance with U.S. GAAP.

We rely on contractual arrangements with Sichuan Senmiao, Jinkailong and their respective equity holders for our business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Sichuan Senmiao, Jinkailong and their respective equity holders to operate our online lending business and a substantially part of our automobile transaction and related services. For a description of these contractual arrangements, see “Business — Our Corporate Structure.” These contractual arrangements may not be as effective as direct ownership in providing us with control over Sichuan Senmiao or Jinkailong. For example, Sichuan Senmiao, Jinkailong and their respective equity holders could breach their contractual arrangements with us by, among other things, failing to conduct its operations in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Sichuan Senmiao or own over 50% equity interest of Jinkailong, we would be able to exercise our rights as an equity holder to effect changes in the board of directors of Sichuan Senmiao or Jinkailong, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Sichuan Senmiao, Jinkailong and their respective equity holders of their obligations under the contracts to exercise control over Sichuan Senmiao or Jinkailong. The equity holders of Sichuan Senmiao or Jinkailong may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Sichuan Senmiao or Jinkailong. If any equity holder of Sichuan Senmiao or Jinkailong is uncooperative or any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC laws and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. See “Risk Factors — Any failure by Sichuan Senmiao or its equity holders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.” Therefore, our contractual arrangements with Sichuan Senmiao may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

Any failure by our VIEs or their equity holders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If our VIEs or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the equity holders of Sichuan Senmiao were to refuse to transfer their equity interest in Sichuan Senmiao to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if the equity holders of Jinkailong refused to perform their obligations under these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC laws. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over Sichuan Senmiao, and our ability to conduct our business may be negatively affected. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties in the interpretation and enforcement of Chinese laws and regulations could limit the legal protections available to us.”

The equity holders of our VIEs may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The interests of the equity holders in our VIEs may differ from the interests of our company as a whole. These equity holders may breach, or cause our VIEs to breach, the existing contractual arrangements we have with them and our VIEs, which would have a material adverse effect on our ability to effectively control our VIEs and receive economic benefits from them. For example, the equity holders may be able to cause our agreements with our VIEs to be performed in a manner adverse to us. We cannot assure you that when conflicts of interest arise, any or all of these equity holders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these equity holders and our company, except that we could exercise our purchase option under the exclusive option agreement with the Sichuan Senmiao Shareholders to request them to transfer all of their equity interests in Sichuan Senmiao to a PRC entity or individual designated by us, to the extent permitted by PRC laws or in the case of Jinkailong, the other shareholders of Jinkailong (except one minor shareholder) have committed not to, directly or indirectly, engage in the same business in which the Company engages. If we cannot resolve any conflict of interest or dispute between us and the Sichuan Senmiao Shareholders, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The EIT Law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm's length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements among Senmiao Consulting, Sichuan Senmiao, and Sichuan Senmiao Shareholders were not entered into on an arm's length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Sichuan Senmiao’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Sichuan Senmiao for PRC tax purposes, which could in turn increase its tax liabilities without reducing Senmiao Consulting's tax expenses. In addition, if Senmiao Consulting requests the Sichuan Senmiao Shareholders to transfer their equity interests in Sichuan Senmiao at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject Senmiao Consulting to PRC income tax. Furthermore, the PRC tax authorities may impose late payment fees and other penalties on Sichuan Senmiao for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if Sichuan Senmiao's tax liabilities increase or if it is required to pay late payment fees and other penalties.

We may lose the ability to use and enjoy assets held by our VIEs that are material to the operation of our business if the entity goes bankrupt or becomes subject to a dissolution or liquidation proceeding.

Our VIEs hold certain assets that are material to the operation of our business. Under the contractual arrangements, our VIEs may not and its equity holders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event the equity holders of our VIEs breach the these contractual arrangements and voluntarily liquidate our VIEs, or any of our VIEs declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of our VIEs undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

In August 2016, the CBRC and other regulators collectively announced the publication of the Interim Measures. The Interim Measures also stipulated a twelve-month transition period from the time of their effectiveness for online lending intermediaries to make necessary adjustments. Apart from what had already been emphasized in the Guidelines and other previously released principles, the Interim Measures also include: (i) general principles; (ii) filing administration; (iii) business rules and risk management guidelines; (iv) protection measures for investors and borrowers; (v) rules on information disclosure; (vi) supervision and administrative mechanisms; and (vii) legal liabilities. See “Business — Regulations — Regulations Related to the Marketplace Lending Industry.”

In November 2016, the CBRC, the MIIT and the SAIC jointly issued the Guidance of Administration, which provides the general filing rules for online lending intermediaries and delegates the filing authority to the local financial authorities. See “Business — Regulations — Regulations Related to the Marketplace Lending Industry.” Since 2017, local financial regulators have been conducting investigations on the online lending intermediaries, and if we failed to be in full compliance with any regulations, we may be required to rectify mistakes within a certain period as stipulated in the rectification order of local financial regulators. After local financing regulators have completed their investigation and examination, we may be permitted to submit a filing application.

In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries, which defines several obligations and responsibilities of online lending intermediaries and commercial banks involved in the online funds depository business. See “Business — Regulations — Regulations Related to the Marketplace Lending Industry.” To the extent our current arrangements with commercial banks are deemed to be not-compliant with any of the Guidance's requirements, we may need to adjust our operations within the six-month grace period, and as a result, our business may be materially and adversely impacted. See “Business — Risk Factors — Risks Related to Our Online Lending Services — If we are unable to maintain relationships with our third-party service providers, our business will suffer.”

Some elements of our platform may not currently be operating in full compliance with the Guidelines, the Interim Measures, the Guidance and the other principles that have been announced in recent years. For example, the Guidelines, the Interim Measures, the Guidance and other regulations are not clear about the definition of “credit enhancement service,” nor do they address whether a marketplace lending platform's affiliated enterprises could provide a “credit enhancement service.” Additionally, the Interim Measures provide upper limits on the loan balance of a single borrower. While our business mainly involves lending small amounts to a large number of borrowers, we still may not be in full compliance with the upper limits set forth in the Interim Measures. We have adjusted the upper limits of our loans as necessary. We may need to rely on the information provided by borrowers to determine whether their lending amounts from all intermediaries have reached the upper limits, and the information they provide us may contain misrepresentation or omission or otherwise be unreliable. Moreover, the Interim Measures require online lending intermediaries to file with the local financial regulators and to include serving as an Internet lending information intermediary in their business scope. We plan to make all requisite filings and changes to our business scope to the extent necessary when such filing procedures are clarified by the relevant authorities. Although we do not anticipate any material difficulties in making the requisite filings or changing our business scope, any failure to do so within the specified twelve-month transition period may result in the violation of the Interim Measures. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. However, the Interim Measures do not clearly set forth the types of business process that are not permitted to operate through offline physical locations.

Furthermore, the Interim Measures proposed requirements including with respect to certain prohibited activities, risk disclosure, borrower information disclosure and online dispute resolution, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures, loan management, risk assessment, auditing and authentication, reporting obligations and information security. To the extent that our business is deemed to be non-compliant with any of these requirements of the Interim Measures, we may need to make necessary adjustments to comply within the specified twelve-month transition period and, as a result, our business may be materially and adversely affected. If we fail to rectify the non-compliance within the specified twelve-month transition period or the period set forth by relevant regulatory authorities, the relevant governmental authorities would have broad authorities in dealing with our failure of compliance, the business license or operating licenses of Senmiao Consulting or affiliated entity may be revoked, our online platform may be ordered to close and if a crime constitutes, criminal responsibility will be investigated as well.

In May 2017, the CBRC, the Ministry of Education and Ministry of Human Resources and Social Security issued the Notice on Further Strengthening the Regulation and Management Work of Campus Online Lending Business (the “CBRC Circular 26”). The CBRC Circular 26 provides that all campus online lending business conducted by the online lending information intermediaries shall be suspended and the outstanding balance of online campus lending loans shall be gradually reduced until reaching a zero balance.

On December 1, 2017, the Internet Finance Rectification Office and the Online Lending Rectification Office jointly issued Circular 141, which reiterates requirements of the Interim Measures and further imposes measures to strengthen the regulation of online lending information intermediary platform.

Circular 141 provides, with respect to online lending information intermediary platforms:

•	Loan business not in compliance with the provisions of the law on interest rates shall not be matched directly or in a disguised manner; and it is forbidden to deduct interests, commission fees, management fees, and deposit from the loan principal in advance, set high overdue interest, late fee and interest penalty and the like.
•	Comprehensive capital costs collected from borrowers in the form of interest rates and various fees shall be in compliance with the provisions on interests of private lending (i.e. the sum of interest rate and various fees cannot exceed the annual interest rate at 36%).
•	Various loan conditions, overdue information and other information shall be disclosed comprehensively and publicly, and risks shall be pointed out to borrowers.
•	Clients’ information collection, selection, credit rating, account opening and other core work shall not be outsourced.

•	Participation in P2P online lending with the funds from banking financial institutions shall not be matched.
•	Loan matching services shall not be provided to any students at school or any borrower without source of repayment or repayment capacity. “Down payment loans”, real estate off-floor financing and other house purchasing financing loans matching services shall not be provided.
•	Loan matching services without designated use shall not be provided.

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

Further, in December 2017, the Online Lending Rectification Office issued Circular 57, providing further clarification on several matters in connection with the rectification and record-filing of online lending information intermediaries. The local governmental authorities shall conduct and complete acceptance inspection of the rectification with the following timetable: (i) completion of record-filing for major online lending information intermediaries by the end of April 2018; (ii) with respect to online lending information intermediaries with substantial outstanding balance of those loans prohibited under the relevant laws and regulations and timely reduction of those balance is difficult, the relevant business and outstanding balance shall be disposed and/or carved out, and record-filing shall be completed by the end of May 2018; (iii) with respect to those online lending information intermediaries with complex and extraordinary circumstances and substantial difficulties exist to complete rectification, the “relevant work” shall be completed by the end of June 2018. Online lending information intermediaries that fail to complete the record-filing within the prescribed time shall not carry out online lending information intermediary business.

Despite our efforts to comply with the newly promulgated regulations on P2P lending companies, there is a risk that we may be unable to complete the record-filing for our platform in time as prescribed under relevant regulations. If there is a delay in completing our record-filing or if we fail to complete the record- filing, our operations may be suspended or even ceased. Our business, financial condition and results of operations may be materially and adversely affected.

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

For a further description of the laws and regulations applicable to us, see “Business — Regulations.”

As the regulatory framework for our business evolves, domestic and foreign governments may draft and propose new laws, regulations, notices or interpretive releases to regulate marketplace lending, including our online and mobile-based channels, which may negatively affect our business.

The marketplace lending industry in China has historically been largely unregulated. In July 2015, ten PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the MPS and the Cyberspace Administration of China, together released the Guidelines, which provide regulatory principles for Internet financing businesses, including those in the online marketplace lending industry. In August 2016, the CBRC and other regulators collectively announced the Interim Measures, which proposed the implementation of new requirements including, among others, filing, reporting, fund depository, risk and information disclosure, loan management and the permitted business scope for participants in the online marketplace lending industry. In November 2016, the CBRC, the MIIT and the SAIC, jointly issued the Guidance to the Administration of Filling and Registration of Online Lending Information Intermediaries, or the Guidance of Administration, which provides general filing rules for online lending intermediaries, and authorizes local financial regulators to make detailed implementation rules regarding filing procedures according to their local practices. See “Business — Regulations — Regulations Related to the Marketplace Lending Industry.” Since 2017, local financial regulators have been conducting thorough investigations and inspections of online lending intermediaries and require a rectification if any illegality is discovered. After local financing regulators have completed their investigation and examination, we may be permitted to submit a filing application. In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries, which defines several obligations and responsibilities of online lending intermediaries and commercial banks involved in the online funds depository business. See “Business — Regulations — Regulations Related to the Marketplace Lending Industry.” Nevertheless, it is uncertain as to how the Interim Measures will be further interpreted and implemented. The relevant local authorities are also in the process of making detailed implementation rules regarding filing procedures. However, the final content and timing of the final implementation rules and other related new rules are uncertain. To the extent that we are not able to fully comply with the new regulations in the grace period of twelve months or any new regulations differ from our expectations, we may be materially and adversely affected. The relevant governmental authorities would have broad authorities in dealing with our failure of compliance, including levying fines, confiscating our income or the income of Senmiao Consulting or Sichuan Senmiao, revoking the business license or operating licenses of Senmiao Consulting or Sichuan Senmiao, shutting down our servers or blocking our online platform, discontinuing or placing restrictions or onerous conditions on our operation, requiring us to undergo a costly and disruptive restructuring, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. We are unable to predict with certainty the impact, if any, that future legislation, judicial precedents, or regulations relating to the marketplace lending industry will have on our business, financial condition and results of operations. Furthermore, the increasing growth in popularity of marketplace lending and borrowing increases the likelihood that the PRC government will seek to further regulate the marketplace lending industry.

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

We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an ICP certificate. PRC regulations also impose sanctions for engaging in the operation of online data processing and transaction processing without having obtained an online data processing and transaction processing, or ODPTP, certificate (ICP and ODPTP are both sub-sets of value-added telecommunication business certificates). These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to cease operation. Nevertheless, the PRC regulatory authorities' enforcement of such regulations in the context of marketplace lending platforms remains unclear. The Interim Measures provide that online lending information intermediaries must apply for value-added telecommunications business licenses in accordance with the relevant provisions of telecommunications authorities after filing with a local financial regulator. However, PRC regulatory authorities to date have not explicitly stipulated whether the operator of a marketplace lending platform (including in the form of a website or mobile Internet application) is engaging in Internet information services requiring an ICP certificate or an ODPTP certificate. If we could not obtain such value-added telecommunication certificates pursuant to the relevant regulations, we may not be able to conduct online lending intermediaries' services, but it is unclear whether online lending intermediaries would be deemed to be engaged in a commercial information provider business or online data processing and transaction processing business or whether an ICP certificate or an ODPTP certificate is required. To the extent that the PRC regulatory authorities require such value-added telecommunication certificate to be obtained or set forth rules that impose additional requirements, and we do not obtain such certificate, we may be subject to the sanctions described above. We plan to apply for filing immediately after the filing procedures are clarified by the relevant authorities, and apply for the corresponding value-added telecommunication business certificates after completing the filing, provided that the relevant telecommunication authority clarify which sub-set of telecommunication business certificates need to be obtained by market lending platforms and how to apply for such certificate.

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

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the Chinese government has implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, and since 2012, China’s economic growth has slowed down. Any prolonged slowdown in the Chinese economy may reduce the demand for our products and services and materially and adversely affect our business and results of operations.

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

We own their websites for automobile transaction and related services while we only have contractual control over our website for online lending services. We do not directly own the website for online lending services due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

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

Our online platform, operated by our consolidated variable interest entity, Sichuan Senmiao, may be deemed to be providing commercial internet information services, which would require Sichuan Senmiao to obtain an ICP certificate. An ICP certificate is a value-added telecommunications business operating license required for provision of commercial internet information services. See “Business — Regulations — Regulations Related to Value-Added Telecommunication Business Certificates and Foreign Investment Restrictions.” Sichuan Senmiao, our PRC consolidated variable interest entity, has obtained an ICP certificate as an internet information provider. Furthermore, as we are providing mobile applications to mobile device users, it is uncertain if Sichuan Senmiao will be required to obtain a separate operating license in addition to the ICP certificate. Although we believe that not obtaining such separate license is in line with the current market practice, there can be no assurance that we will not be required to apply for an operating license for our mobile applications in the future.

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

In cooperation with our partnering custody banks and payment companies, we have adopted various policies and procedures, such as internal controls and “know-your-customer” procedures, for anti-money laundering purposes. In addition, we rely on our financing partners, custody banks and payment companies, to have their own appropriate anti-money laundering policies and procedures. The financing partners, custody banks and payment companies are subject to anti-money laundering obligations under applicable anti-money laundering laws and regulations and are regulated in that respect by the PBOC. If any of our financing partners, custody banks and payment companies fail to comply with applicable anti-money laundering laws and regulations, our reputation could suffer and we could become subject to regulatory intervention, which could have a material adverse effect on our business, financial condition and results of operations. Any negative perception of the industry, such as that arises from any failure of other finance marketplaces to detect or prevent money laundering activities, even if factually incorrect or based on isolated incidents, could compromise our image or undermine the trust and credibility we have established.

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

We rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require Senmiao Consulting to adjust its taxable income under the contractual arrangements it currently has in place with Sichuan Senmiao in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us. See “Risk Factors — Risks Related to Our Corporate Structure — Contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.”

Under PRC laws and regulations, our PRC subsidiaries, as a wholly foreign-owned enterprise in China, may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Our PRC subsidiaries are currently unable to pay us any dividend given their financial condition. If our PRC subsidiaries’ financial condition improves, the above discussed PRC laws will likely limit their ability to pay dividends or make other distributions to us. Such limitations could materially and adversely impact our cash flows and limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. See also “Risk Factors — Risks Related to Doing Business in China — If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.”

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of from our public offerings to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Under PRC laws and regulations, we are permitted to utilize the proceeds from our public offerings to fund our PRC subsidiaries by making loans to or additional capital contributions to our PRC subsidiaries, subject to applicable government registration and approval requirements.

Any loans to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company.

We have financed and expect to continue to finance our PRC subsidiaries by means of capital contributions. These capital contributions must be approved by the MOFCOM or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. On July 4, 2014, the SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designate areas and such enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB fund converted from foreign exchange capital. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE's approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of our public offerings to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries, or to establish new variable interest entities in the PRC.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future capital contributions or future loans by us to our PRC subsidiaries. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds we expect to receive from our public offerings and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power in RMB terms of our U.S. dollar assets and the proceeds from our public offerings. Our reporting currency is the U.S. dollar while the functional currency for our PRC subsidiaries and consolidated variable interest entities is RMB. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in RMB are included in our consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of RMB relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

There remains significant international pressure on the PRC government to adopt a flexible currency policy. Any significant appreciation or depreciation of the RMB may materially and adversely affect our revenues, earnings and financial position, and the value of, and any dividends payable on, our securities in U.S. dollars. For example, to the extent that we need to convert U.S. dollars we receive from our public offerings into RMB to pay our operating expenses, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our securities.

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

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our net revenues in RMB. Under our current corporate structure, we rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

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

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules discussed in the preceding risk factor and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries' ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

SAFE promulgated the SAFE Circular 37 in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

If our stockholders who are PRC residents or entities do not complete their registration as required, our PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

To our knowledge, all of our PRC stockholders are subject to the registration requirements of Circular 37 have completed the required foreign exchange registrations.

In addition, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our stockholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such stockholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries' ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

If the chops of our PRC subsidiaries and consolidated variable interest entities are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiaries and consolidated variable interest entities are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under our 2018 Equity Incentive Plan will be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries' ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law. See “Business — Regulations — SAFE Regulations Relating to Employee Stock Incentive Plans.”

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the EIT Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control over and overall management of the business, productions, personnel, accounts and properties of an enterprise. In April 2009, the State Administration of Taxation issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners like us, the criteria set forth in the circular may reflect the State Administration of Taxation's general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise's financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise's primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

We believe none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. See “Business — Regulations — Regulations Related to Tax.” However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” As substantially all of our management members are based in China, it remains unclear how the tax residency rule will apply to our case. If the PRC tax authorities determine that the Company or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then the Company or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our securities may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC stockholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our securities.

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

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

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

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Risks Related to Our Securities

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

In addition to the above factors, the price and trading volume of our common stock may be highly volatile due to multiple factors, including the following:

•	regulatory developments affecting us, our customers, or our industry;
•	regulatory uncertainties with regard to our variable interest entity arrangements;
•	announcements of studies and reports relating to our loan products and service offerings or those of our competitors;
•	changes in the economic performance or market valuations of other online finance marketplaces;
•	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;
•	changes in financial estimates by securities research analysts;
•	conditions in the internet and marketplace lending industries;
•	announcements by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	additions to or departures of our senior management;
•	detrimental negative publicity about us, our management or our industry;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock; and
•	sales or perceived potential sales of additional shares of common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 28, 2019, we had outstanding 27,726,615 shares of common stock, 5,226,615 of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144. However, the resale of an aggregate of 22,500,000 shares are restricted until March 20, 2020, except for permitted transfers, as a result of lock-up agreements executed in conjunction with our IPO. We may register all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We have a significant number of outstanding warrants, some of which contain full-ratchet anti-dilution protection and reset provisions, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As more fully described in the section herein titled “Recent Developments—June 2019 Registered Direct Offering,” pursuant to the June 2019 Offering and the Purchase Agreement, we issued to the Investors Series A Warrants to purchase an aggregate of 1,336,021 shares of common stock and Series B Warrants to purchase a maximum aggregate of 1,116,320 shares of common stock.

Among other provisions, the Series A Warrants provide the Investors with full ratchet anti-dilution protection in the event that we issue any equity or equity-linked securities at a price lower than the exercise price of the Series A Warrants (subject to certain exceptions) and on the six month anniversary of the initial exercise date of the Series A Warrants, if the New Exercise Price is less than the Series A Exercise Price, then the Series A Exercise Price shall have one-time price adjustment equal to the New Exercise Price; provided, however, in no event, shall the New Exercise Price be less than $1.50 per share.

The Series B Warrants initially won’t be exercisable for any shares of common stock. In the event that on the Adjustment Measuring Time, the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B Warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to 50% of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in the Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of Shares issued to the Investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events).

The issuance of shares of common stock upon the exercise of the Series A Warrants and Series B Warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

In addition, the so-called full-ratchet anti-dilution protections and reset provisions, subject to limited exceptions, would reduce the exercise price of the warrants in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share.

In addition to the dilutive effects described above, the perceived risk of dilution as a result of the significant number of outstanding warrants may cause our common stockholders to be more inclined to sell their shares, which would contribute to a downward movement in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our common stock price could encourage investors to engage in short sales of our common stock, which could further contribute to price declines in our common stock. The fact that our stockholders, warrant holders and option holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, as well as the existence of full-ratchet anti-dilution provisions and reset provisions in a substantial number of our outstanding warrants could make it more difficult for us to raise additional funds through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, or at all.

We have broad discretion in the use of our cash, including the net proceeds from our IPO and our June 2019 Offering, and might not use them effectively.

Our management will have broad discretion in the application of our cash, including the net proceeds from our IPO and our June 2019 Offering, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, including the net proceeds from our IPO and June 2019 Offering, in a manner that does not produce income or that loses value.

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

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our directors and executive officers reside within China, and most of the assets of these persons are located within China. As a result, it may be difficult or impossible for you to effect service of process within the United States upon these individuals, or to bring an action against us or against these individuals in the United States in the event that you believe your rights have been infringed under the U.S. federal securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

Our articles of incorporation and by-laws could deter a change of our management, which could discourage or delay offers to acquire us.

Certain provisions of our articles of incorporation (the “Articles of Incorporation”) and by-laws could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company. As a result, if we elect not to comply with such auditor attestation requirements, our investors may not have access to certain information they may deem important.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. However, we have elected not to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted for private companies. This decision to take advantage of the extended transition period under the JOBS Act is irrevocable.

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

The exercise of outstanding warrants to acquire shares of our common stock would cause additional dilution, which could cause the price of our common stock to decline.

In the past, we have issued options and warrants to acquire shares of our common stock. As of the date of this Report, there were 1,374,561 shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $3.75 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

The Company may need additional financing while the Warrants from the June 2019 Offering are still outstanding and certain of the terms of the Offering could severely limit the types of financings the Company can enter into.

Under the terms of the Purchase Agreement we are prohibited from, among other things, (i) entering into any variable rate transactions so long as any of the Warrants are still outstanding, (ii) directly or indirectly offering or issuing any securities, or entering into any agreement to offer or issue any securities, other than customary exception, for a period of ninety (90) days after the closing of the June 2019 Offering. Such restrictions are severe limitation on the types of financings we can seek should we need it in the near future. In the event we will require such a financing, we may be required to obtain the consent of the Investors, whom may withhold such consent at their reasonable discretion. Our inability, under the terms of the June 2019 Offering, to raise additional funds, could have a material adverse effect on our operations should we need such additional funds. Further, even if the Investors did provide us with their consent to obtain such additional financing, the terms of the financing may be under terms that are less advantageous due to the restrictions and protections provided under the terms of the June 2019 Offering.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our principal executive offices at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 964 square meters in Chengdu, China under lease agreements that expire in March 2021. We also operate our online marketplace lending business in this office. The cost for these offices is $9,263 per-month in aggregate.

We maintain two offices for our Automobile Transaction and Related Services. One major office is located in Chengdu City, Sichuan Province, comprising an aggregate of 1,803 square meters. We lease this office for a total monthly rent of approximately $11,035 under two lease agreements that expire in December 2019 and September 2021. We are searching for new office space in Changsha. The other one is located in Deyang City, Sichuan Province, comprising an aggregate of 287 square meters. We lease this office for a total monthly rent of approximately $832 under a lease expiring in January 2020. We also maintained an office for our Automobile Transaction and Related Services in Changsha City, Hunan Province, comprising an aggregate of 625 square meters. We terminated the lease for this office on July 1, 2019 and are searching for new office for our operations in Changsha City.

We also lease lots to park automobiles in Chengdu City and Changsha City. The monthly rent for these parking lots is approximately $1,750 in the aggregate. We also lease space for our sale store at a monthly rent of $454.

We consider our current facilities adequate for our current operations.

Item 3.	Legal Proceedings

We are not currently a party to any material legal or administrative proceedings. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention. Please see the section herein titled “Business — Risk Factors.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” On June 28, 2019, our common stock had a closing price of $2.79.

Holders

Based upon information furnished by our transfer agent, as of June 28, 2019, the Company had approximately 15 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend

We have never declared or paid cash dividends on our shares. We do not have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Equity Compensation Plan Information

In September 2018, our board of directors and in November 2018, our stockholders approved, the 2018 Equity Incentive Plan, pursuant to which a maximum of 2,000,000 shares of common stock were reserved for issuance to our employees, officers, directors, consultants. The plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, stock bonus awards, and performance compensation awards. As of the date of this Report, an aggregate of 17,500 RSUs were issued under the plan.

The following table provides information as of March 31, 2019 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2018 Equity Incentive Plan	—	—	1,982,500

Purchases of Our Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On March 15, 2018, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-221225), as amended, filed in connection with the IPO of our common stock. Pursuant to the Registration Statement, we registered the offer and sale of up to 3,000,000 shares of our common stock. On March 21, 2018, we issued and sold 3,000,000 shares of our common stock at a price to the public of $4.00 per share for gross proceeds of $12,000,000. On March 28, 2018, the underwriter exercised their over-allotment option and purchased 379,400 shares of common stock at a price of $4.00 per share, generating gross proceeds of $1,517,600.

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

As of the date of this Report, all the proceeds of our IPO (except $600,000 held in the indemnification escrow) have been used. The table below sets forth the primary uses of such proceeds:

Use	Amount
Working capital	$3.4 million
Development of automobile transaction and related services	$6 million
Research and development of software and systems	$0.5 million
New hires	$1 million
Total	$10.9 million

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective Didi drivers. We also operate an online lending platform which facilitates loan transactions between Chinese investors and individual and SME borrowers, although we have deemphasized this part of our business and focused more on our automobile lending business. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide ride-hailing services; (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business; and (iii) automobile financing where we provide our customers with auto finance solutions through financing leases. We started our facilitation services in November 2018 and the sale of automobiles in January 2019.

As of March 31, 2019, we have facilitated financing for an aggregate of 311 automobiles with total value of approximately $4.1 million and have sold an aggregate of 212 automobiles with total value of approximately $1.8 million. During the fiscal year ended March 31, 2019, our auto financing and transaction facilitation business and auto sales business accounted for 21.1% and 62.2% of our total revenue, respectively. Our automobile financing business did not commence until the end of March 2019 and has seen a slow growth to date. As of March 31, 2019, we have delivered two automobiles under financing leases to the ride-hailing drivers in Changsha.

Key Factors and Risks Affecting Results of Operations of Our Automobile Transactions and Related Services

Ability to Increase the Automobile Purchaser Base

Our revenue growth has been largely driven by the expansion of our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us. We acquire customers for our automobile transaction and financing services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services. We will also strengthen our marketing efforts through our own team by employing more experienced staff and setting up more marketing and service offices in Chengdu. As of March 31, 2019, we had 82 employees in our own sales department and have cooperated with six third party sales teams with about 81 professionals.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the period from our acquisition of Hunan Ruixi on November 22, 2018 to March 31, 2019, over 76% of the automobile purchasers had financed their purchase of automobiles through financial institutions. As such, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with six financial institutions and plan to expand our collaboration with more financial institutions to access lower interest rates and provide more financing sources to our customers. If an automobile purchaser cannot get financing from any financial institution, we will have to prepay the purchase price of automobiles and all service expenses, which may cause liquidity issue if an increasing number of purchasers fail to get financing from the financial institutions. Our collaborations with financial institutions may be affected by factors beyond our control, such as whether automobile financing is perceived as an attractive asset class, stability of financial institutions, general economic conditions and the regulatory environment. Our ability to increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Expenditure in Advance

We prepay the purchase price of automobiles and all service expenses when we provide related services to the purchasers. Pursuant to the affiliation agreement with the automobile purchaser, we collect the monthly installment payments (including principal and interest), our management and guarantee services fees and our advance payment from the automobile purchaser. As of March 31, 2019, we had advanced payments of approximately $2.6 million for the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installment payments on a monthly basis during the relevant affiliation periods.

The advance payment may increase our liquidity risk. Jinkailong has borrowed money from financial institutions to fund the advance payment. After our Hunan Ruixi acquisition, we used part of the IPO proceeds and plan to obtain equity and/or debt financing to pay for the expenditure related to the automobile purchase. Our ability to pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

Ability to Collect Payments and Deal with Defaults Effectively

We collect the monthly installment payments from automobile purchasers and repay financial institutions on behalf of the purchasers every month. We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. If a default occurs, we are required to make the monthly payments of the defaulted purchasers to the financial institution.

We manage the credit risk arising from the default of automobile purchasers by performing preliminary credit checks on each automobile purchaser based on the credit reports from People’s Bank of China and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our post-transaction management department continuously monitors the payment by each purchaser and send them payment reminders. We also keep close communication with our purchasers in particular the ride-hailing drivers so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, the automobile is used as collateral to secure the purchaser’s payment obligations under the financing arrangement. In the event of a default, we can track the automobile through an installed GPS system and repossess and hand the automobile over to the financial institutions so that we can be released from our guarantee liability.

As of March 31, 2019, we have an outstanding balance of installment payments receivable in the aggregate of $148,649 from automobile purchasers. We did not record any contingent liabilities as of March 31, 2019 as we commenced the Automobile Transaction and Related Services for about one year, there was no sufficient historical information for us to make an estimate. Historically most of the defaulted automobile purchasers would pay us the default amounts within one to three months. Therefore, as of March 31, 2019, we believe our credit risk is not material.

However, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2019, the total value of non-collateralized automobiles was $40,025. We believe our risk is not material as we just commenced our financing services in March 2019 and experienced no default.

Automobile purchasers may default on their lease/loan payments to financial institutions for a number of reasons outside of our control. If the automobile purchaser defaults, we may have to suffer losses or our reputation may be harmed. Our ability to collect repayments may also affect our relationships with financial institutions who may not finance the automobile transactions of our customers if the default rate of our automobile purchasers is high.

Ability to Compete Effectively

Our business and results of operations depend on our ability to compete effectively. Overall, our competitive position may be affected by, among other things, our service quality and our ability to price our solutions and services competitively. We will continue to invest in technologies to improve our service quality and user experience. Our competitors may have more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. We will need to continue to introduce new or enhance existing solutions and services to continue to attract automobile dealers, financial institutions, car buyers and other industry participants. Whether and how quickly we can do so will have a significant impact on the growth of our business.

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 287 million by the end of 2017. According to Bein & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2020, the total transaction value of China's online ride-hailing market will reach $72 billion. In the second half of 2018, in addition to the leading online ride-hailing platforms such as Didi and China Auto Rental, another nine auto-makers, including FAW, Dongfeng, Changan, Volkswagen, Great Wall, Ford, Mercedes-Benz, SAIC and BMW, announced their plan to launch online ride-hailing services.

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

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 28, 2016, seven ministries and commissions, including the Ministry of Transport, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services”, which legalizes online ride-hailing services such as Didi and requires the ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses.

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Taxi Management Services for Chengdu Network”. On August 10, 2017, the Transportation Commission of Chengdu further issued the detailed guidance of “Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance” and the “Online Appointment Taxi Transportation Certificate Issuance Process”. According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business: (1) the ride-hailing service platform such as Didi should obtain the online reservation taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online reservation taxi transport certificate (“automobile certificate”); (3) the drivers should obtain the online reservation taxi driver's license (“driver’s license”).

Our cooperation online platform, Didi, has the online reservation taxi operating license in Chengdu. However, about 10% of the cars used for online ride-hailing services which we provided management services to do not have the automobile certificate and approximately 79% of our ride-hailing drivers have not obtained the driver’s license. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We are in the process of assisting the drivers to obtain the required certificate and license. However, we could not guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license as the decision are made by the licenses issuing authorities. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

Our Online Lending Services

Through our platform, we offer access to credit for borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform which had been in operation for two years prior to the acquisition. Since the acquisition through March 31, 2019, we have facilitated loan transactions in an aggregate amount of over RMB729 million (approximately US$109 million). As of March 31, 2019, we had an aggregate of 42,903 registered users and a total of 3,247 investors and 2,695 borrowers had participated in loan transactions through our platform. We currently conduct our business operations exclusively in China, and all of our investors and borrowers are located in China.

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

Our revenues from Online Lending Services are primarily generated from fees charged for our services in matching investors with borrowers. We charge borrowers transaction fees for the work we perform through our platform and charge our investors service fees on their actual investment returns. The interest rates of the loans facilitated through our platform range from 7.68% to 10.80% per annum. The interest rates, transaction fees, service fees and other charges are all disclosed to the users of our platform.

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

	For the Three Months Ended
	March 31, 2019		December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017

Loan Amount (Standard Loan)		$6,194,265	$6,108,126	$3,914,800	$6,489,923	$19,943,097	$10,776,692	$12,142,615	$5,834,087
Loan Amount (Assignment of Loan)		$-	$-	$-	$-	$-	$14,840,155	$13,025,964	$3,100,300
Number of Investors		161	156	156	180	245	271	329	381
Number of Borrowers		50	47	36	65	364	2,043	289	160
Average Investment Amount		$38,474	$39,154	$25,095	$36,055	$81,400	$94,527	$76,500	$23,450
Average Borrowing Amount		$123,885	$129,960	$108,744	$99,845	$54,789	$12,539	$87,088	$55,841
Transaction Fees from borrowers		$70,511	$80,564	$65,021	$115,864	$14,118	$72,420	$56,246	$42,889
Transaction Fees from Creditor Partners	$		$-	$-	$-	$1,793	$68,594	$50,330	$16,663
Service Fees from Investors		$11,790	$10,557	$6,487	$9,162	$143,487	$11,524	$10,592	$6,240

Loan Amount

The amount of standard loans for the three months ended March 31, 2018 was the highest among the presented quarters, mainly attributable to our efforts in cooperation with Creditor Partners to attract more borrowers to have a large transaction volume in the quarter. The loans amount for assigned loans increased in the three months ended September 30, 2017 as we started to facilitate assignment of loans from Creditor Partners in the quarter ended June 30, 2017. However, we discontinued the offering of assigned loan products on our platform since January 2018 to facilitate our record-filing in accordance with the Interim Measures.

The standard loans for the three months ended June 30, 2018 decreased significantly from the three months ended March 31, 2018, primarily due to the decrease in the number of borrowers as we ceased our cooperation with Creditor Partners in March 2018 who previously referred borrowers to us and provided guarantee on their loans. Decrease in the volume of standard loans continued during the three months ended September 30, 2018, primarily due to the decrease of number of borrowers as we focused more on the compliance with new marketplace lending rules. However, the loan volume increased in the three months ended December 31, 2018 due to the increasing financing demand of SME borrowers to meet their cash requirements at the end of the year. The loan amount slightly increased in the three months ended March 31, 2019, which was caused by the continuous and stable financing demand from SME borrowers.

Number of Investors and Borrowers

The number of borrowers during the three months ended December 31, 2017 was significantly higher than other quarters, mainly due to a trial launch of small consumer loans to individual borrowers in October 2017, which attracted a large volume of individual borrowers. However, we suspended offering these loans after the trial due to the issues connected to the systems of our partners who referred these borrowers to us.

Moreover, we discontinued the offering of assigned loan products on our platform in January 2018. We also continued to witness a decrease in number of borrowers as a result of the discontinuation of our cooperation with Creditor Partners during the three months ended June 30, 2018 and September 30, 2018 and the shift of our focus from business expansion to compliance with new marketplace lending rules. As we reduced our marketing efforts for new investor acquisition during the second half of fiscal year 2019, the number of investors remained the same in the three months ended December 31, 2018 as the prior quarter. However, due to the continuous demand of financing from the borrowers and the stable returns from our platform, the number of investors slightly increased during the three months ended March 31, 2019.

Average Investment and Borrowing Amounts

We experienced significant and continuing increases in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our custody arrangement with Huaxing Bank and adjustment of loan product offerings in the three months ended September 30, 2017. However, the average investment amounts kept decreasing during the three months ended June 30, 2018 and September 30, 2018, primarily caused by decreases in the investment amount and the risk diversification strategy adopted by the investors as the industry of online marketplace lending witnessed some serious default during these periods. The average investment amount slightly increased during the three months ended December 31, 2018, which was caused by the increase in financing demand from SME borrowers. The average investment amount slightly decreased during the three months ended March 31, 2019 mainly due to the slight increase in the number of investors.

The decrease in average borrowing amount for the three months ended December 31, 2017 was primarily due to increase in the percentage of individual borrowers who borrowed lower principals from the platform than SMEs did. Caused by increased proportion of SMEs borrowers, whose average loan amount was higher than individual loans, the average borrowing amounts for the three months ended June 30, 2018, September 30, 2018 and December 31, 2018 continued to increase as compared with the previous quarters. During the three months ended March 31, 2019, the average borrowing amount slightly decreased due to weaker financing demand from SME borrowers during the Chinese New Year as compared to last quarter.

In terms of loan amount and the number of loans facilitated on our platform, there has not been any significant concentration on any borrower, investor or any group of borrowers or investors. Therefore, we do not believe that our business operation or financial position is heavily reliant upon any borrower or investor.

Key Factors Affecting Results of Operations of Our Online Lending Services

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

As a result of the recent regulatory development, in the nine months ended March 31, 2019, we focused on business compliance review and rectification in order to complete our inspection and record-filing as a P2P lending information intermediary. As such, we did not actively expand our online P2P lending business and endeavored to maintain the existing customer base. However, the increase in financing demand from SME borrowers at the end of 2019had driven a continuous increase in loan transactions in the six months ended March 31, 2019.

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

Set forth below are key metrics for each quarter during the past two fiscal years reflecting our efforts in retaining current investors and attracting new investors:

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Reinvestment of existing investors	123	117	106	85	233	225	252	73
Reinvestment rate of existing investors	76.40%	75.00%	67.95%	47.22%	95.10%	87.51%	63.83%	57.21%
Number of new investors	6	4	23	95	12	17	77	308
Total number of investors	161	156	156	180	245	271	329	381
Average loan amount of each investor	$38,474	$39,154	$25,095	$36,055	$81,400	$94,527	$76,500	$23,450
Average number of total loans held by each investor	5.42	4.62	3.68	4.94	10.00	17.24	8.31	6.00

The table below shows key metrics pertaining to borrowers on our platform.

		For the Three Months Ended
		March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Re-Borrowing rate of existing borrowers	Individuals	-	22%	-	15%	45%	5%	-	25%
	SMEs	12%	11%	7%	10%	43%	28%	50%	19%
	Assigned loans	-	-	-	-	7%	30%	52%	-
Number of new borrowers	Individuals	-	4	6	25	209	1,775	1	3
	SMEs	1	6	6	9	72	2	10	34
	Assigned loans	-	-	-	-	-	196	218	114
Total number of borrowers	Individuals	8	9	6	26	256	1,775	1	4
	SMEs	42	38	30	39	108	66	41	42
	Assigned loans	-	-	-	-	-	202	247	114
Average loan amount of each borrower	Individuals	$23,153	$25,358	$11,862	$15,294	$25,254	$534	$1,417	$19,311
	SMEs	$143,072	$154,734	$128,121	$156,212	$124,156	$148,930	$296,127	$137,068
	Assigned loans	$-	$-	$-	$-	$-	$73,466	$52,737	$27,196
Total amount of loans	Individuals	$185,226	$228,219	$71,169	$397,635	$6,534,271	$947,315	$1,417	$77,244
	SMEs	$6,009,039	$5,879,908	$3,843,631	$6,092,288	$13,408,826	$9,829,377	$12,141,198	$5,756,843
	Assigned loans	$-	$-	$-	$-	$-	$14,840,155	$13,025,964	$3,100,300

 As a result of the cessation of our relationship with our Credit Partners in March 2018, there was a significant decline in revenue from individual borrowers for the three months ended September 30, 2018 and June 30, 2018. During the three months ended December 31, 2018, the revenue from both individual and SME borrowers increased due to the increase in the loan volume while the rates of transaction fees and management fees remained stable. In the three months ended March 31, 2019, revenue from SME borrowers decreased, due to the increase in the proportion of loans with higher transaction fees and the loans amount during the Chinese New Year as compared with prior quarters. Fees from SME loans will continue to constitute the major source of our revenue in 2019 before we effectively increase the number of individual borrowers.

From time to time, our management and stockholders have invested in loans through our platform using their personal funds and may continue to do so in the future. The table below summarizes key metrics pertaining to loans invested in by our management and stockholders.

Quarter ended	Number of Investments	Total Amount of Investments	Average Amount of Investment
June 30, 2017	34	$263,482	$7,749
September 30, 2017	140	$1,045,949	$7,471
December 31, 2017	226	$804,986	$3,562
March 31, 2018	130	$966,718	$7,436
June 30, 2018	27	$105,970	$3,925
September 30, 2018	38	$10,050	$265
December 31, 2018	4	$5,092	$1,273
March 31, 2019	13	$13,365	$1,028

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

Our management reviews key metrics relating to acquisitions of investors and borrowers and adjust our investor and borrower acquisition strategies accordingly. The average acquisition costs per person for each quarter in the past two fiscal years are set forth in the table below.

Quarter Ended	Average Customer Acquisition Cost Per Person
June 30, 2017	$3.79
September 30, 2017	$23.17
December 31, 2017	$17.76
March 31, 2018	$37.12
June 30, 2018	$12.88
September 30, 2018	$19.12
December 31, 2018	$2.01
March 31, 2019	$2.00

The average customer acquisition cost for the three months ended June 30, 2017 was significantly lower than other quarters in the year ended March 31, 2018, which was primarily due to (i) the implementation of our cost efficient user acquisition strategy through cooperation with Resgreen Health Science & Technology Group Co., Ltd., a direct selling company based in Changsha City, Hunan Province, China, with over a million users and (ii) a decrease in offline marketing expenses as a result of the Interim Measures, which prohibits online peer-to-peer lending platforms from engaging in offline marketing. The average customer acquisition cost for the three months ended December 31, 2017 and September 30, 2017 was higher than prior quarters, as we increased our marketing efforts to further expand our borrower and investor base. Because our marketing efforts primarily targeted on maintenance of existing customers during Chinese New Year, we did not attract as many new customers as the prior quarters, thus the average customer acquisition cost for the three months ended March 31, 2018 was the highest among all the quarters.

In light of various laws, regulations and rules to regulate the marketplace lending industry in China promulgated by multiple PRC governmental authorities, in particular the requirement not to increase the transaction volume of our platform, we reduced our spending on marketing and thereby caused the decrease in the average user acquisition cost for the three months ended June 30, 2018. However, the average cost slightly increased in the three months ended September 30, 2018 because we focused on compliance rather than launching new loan products to attract new customers, which brought less new investors to our platform compared with the prior period. In the three months ended December 31, 2018 and March 31, 2019, in order to comply with the new marketplace lending rules, we significantly reduced our spending on marketing to attract new customers and the average customer acquisition cost decreased to the lowest among all the quarters.

The regulatory environment for the marketplace lending industry in China is evolving and creates both challenges and opportunities that could affect our results of operations. Most recently, multiple PRC government authorities have published and promulgated various regulations and rules to further regulate the marketplace lending industry in China. See “Business — Recent Regulatory Developments for Online Lending Platforms” and “Business — Regulations” in this Report.

We have been closely tracking the development and implementation of new regulations and rules likely to affect us. These requirements have created entry barriers for many marketplace lending companies in China and further differentiated us from our competitors. We will continue to ensure timely compliance with new regulations and rules, and we believe that such timely compliance with these newly promulgated regulations and rules will provide us with a competitive advantage in the marketplace lending industry in China. Our operations may need to be further modified to comply with relevant PRC laws and regulations on marketplace lending as the regulatory regime for this sector continues to evolve. See “Business — Risk Factors — Risks Related to Doing Business in China — Our operations may need to be modified to comply with existing and future requirements set forth by the CBRC or laws or regulations promulgated by other PRC authorities regulating the marketplace lending industry in China” in this Report.

We will strive to comply with the existing laws, regulations and governmental policies relating to our industry and new laws and regulations or changes under existing laws and regulations that may arise in the future.

For other factors affecting the results of operations, please refer to “Risk Factors” of this Report.

Results of Operations for the Year Ended March 31, 2019 Compared to the Year Ended March 31, 2018

	For the Years Ended March 31,
	2019	2018	Change

Revenues	$2,921,063	$494,897	$2,426,166
Cost of revenues	(1,812,187)	-	(1,812,187)
Gross profit	1,108,876	494,897	613,979

Operating expenses
Selling, general and administrative expenses	(4,024,672)	(1,517,804)	(2,506,868)
Amortization of intangible assets	(308,043)	(659,558)	351,515
Impairments of intangible assets and goodwill	(1,225,073)	(8,179,381)	6,954,308
Total operating expenses	(5,557,788)	(10,356,743)	4,798,955
Loss from operations	(4,448,912)	(9,861,846)	5,412,934
Other income (expenses), net	(37,830)	2,874	(40,704)
Interest expense	(33,878)	-	(33,878)
Loss before income taxes	(4,520,620)	$(9,858,972)	$5,338,352
Income tax expenses	(21,905)	-	(21,905)
Net loss	$(4,542,525)	$(9,858,972)	$5,316,447

Revenues

Revenue increased by $2,426,166, or 490.2% as compared with year ended March 31, 2018. The leading contributor to the increase was the revenue of $2,551,107 generated from our automobile transactions and related services from the acquisition of Hunan Ruixi. However, the revenue from our Online Lending Services decreased by $124,941 due to the decrease of transaction volume as we ceased our cooperation with Creditor Partners in March 2018 and we continued to focus on business compliance review and did not actively expand our business.

In the year ended March 31, 2019, revenue from our Automobile Transaction and Related Services accounted for 87.3% of the total revenue while revenue from the Online Lending Services accounted for 12.7%. The following table sets forth the breakdown of revenues by revenue source for the year ended March 31, 2019 and 2018:

	For the Years Ended March 31,
	2019	2018

Revenue from automobile transactions and related services	$2,551,107	$-
- Revenues from sales of automobiles	1,815,425	-
- Service fees from automobile purchase services	407,632	-
- Facilitation fees from automobile transactions	142,615	-
- Service fees from automobile management services	60,011	-
- Other service fees	125,424	-

Revenue from online lending services	$369,956	$494,897
- Transaction fees from borrowers	331,960	185,674
- Transaction fees from Creditor Partners	-	137,380
- Service fees from investors	37,996	171,843

Total Revenue	$2,921,063	$494,897

Revenue from Automobile Transactions and Related Services

We started generating revenue from Automobile Transaction and Related Services from November 22, 2018, the acquisition date of Hunan Ruixi. The revenue from automobile transactions and related services includes sales of automobiles, facilitation fees from automobile purchase, service fees from automobile purchase services, service fees from automobile management and guarantee services and other services fees, including commissions from insurance companies and service fees from Didi, which accounted for 71.2%, 16.0%, 5.6%, 2.4% and 4.8%, respectively of the total revenue from Automobile Transaction and Related Services. In light of the huge market opportunity and rapid development of ride-hailing service market in China, we expect to witness a continuous increase in our revenue from Automobile Transaction and Related Services for the next twelve months.

Sales of automobiles

We started generating revenues from sales of automobiles to the customers of Jinkailong and the sales of automobiles by Hunan Ruixi under our financing leases. As of March 31, 2019, we have sold an aggregate of 211 automobiles to the customers of Jinkailong and two automobiles under the financing leases with Hunan Ruixi.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We have serviced 311 new automobile purchases with service fees ranging from $500 to $4,000 per automobile during the period from November 22, 2018, the acquisition date of Hunan Ruixi, to March 31, 2019.

Facilitation fees from automobile transaction

We generate revenues from third-party sales teams or the automobile purchasers for the facilitation of the sales of automobiles. The amount of the fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. We have facilitated 311 new automobile purchases during the period from November 22, 2018, the acquisition of Hunan Ruixi, to March 31, 2019.

Service Fees from Automobile Management and Guarantee Services

The majority of our customers are ride-hailing drivers of Didi. They entered into affiliation service agreements with us pursuant to which we, as a qualified management company, would provide them post-transaction management services and guarantee services to the drivers. Our fees average $1,100 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. We have provided management and guarantee services for approximately 1,060 automobiles during the period from November 22, 2018, the acquisition of Hunan Ruixi, to March 31, 2019.

Other Service Fees

We generate other revenues from the commissions from insurance companies, services fees from Didi and other miscellaneous service fees charged to the automobile buyers, which accounted for 78.2%, 6.8% and 15.0% of revenues from other service fees, respectively.

Revenue from Our Online Lending Services

We generate revenues from transaction fees from borrowers and service fees from investors by matching investors with borrowers on our platform. For the year ended March 31, 2019, we charged borrowers transaction fees ranging from 0.19% to 4.93% of the loan amount, which fees are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. The transaction fee rate charged to borrowers vary based on the amount and term of loan facilitated. We also charge our investors a service fee of 8.00% of the interest that investors receive and the service fee is paid when the investors receive interest payments.

We witnessed a decrease in revenue during the year ended March 31, 2019 as compared with the year ended March 31, 2018 as more fully discussed below:

Transaction Fees from Borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the years ended March 31, 2019 and 2018, the transactions fees from borrowers averaged 1.46% and 1.12% of the total loan amounts, respectively. The increase in the average transaction fee percentage was primarily a result of higher transaction fee rate charged on loans that were no longer secured by guaranty due to cessation of our cooperation with Creditor Partners in March 2018.

Transaction fees from borrowers accounted for 89.7% and 37.5% of our total revenue from the Online Lending Services for the years ended March 31, 2019 and 2018, respectively. Due to higher transaction fee rate, despite the decrease in the total loan amount, transaction fees earned from borrowers increased during the year ended March 31, 2019 as compared with the year ended March 31, 2018.

Transaction Fees from Creditor Partners

We started loan transactions with Creditor Partners for assigned loan in April 2017 and discontinued such transactions in January 2018. As a result, we did not earn any transaction fees from Creditor Partners during the year ended March 31, 2019 while we earned transaction fees from Creditor Partners of $137,380 for the year ended March 31, 2018.

Service Fees from Investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors decreased as a result of the decrease in the amount of loans in the year ended March 31, 2019 as compared to the year ended March 31, 2018. Service fees from investors accounted for 10.3% of our total revenue from the online lending platform for the year ended March 31, 2019, a decrease of 24.4% in as compared to the year ended March 31, 2018, attributable to the decreasing facilitated loans in current year and interests earned by investors decreased accordingly.

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

Cost of Revenues

Cost of revenues represents the costs of automobiles sold. Cost of revenues increased by $1,812,187 since we only provided Online Lending Services in the year ended March 31, 2018 and did not incur cost of revenues.

Gross Profit

Gross profit consists of gross profit of $738,920 from Automobile Transaction and Related Services and $369,956 from Online Lending Services, respectively. Gross profit increased by $613,979 mainly due to the increase of $738,920 from Automobile Transaction and Related Services, partially offset by a decrease of $124,941 in the Online Lending Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and platform maintenance cost. Selling, general and administrative expenses which increased from $1,517,804 for the year ended March 31, 2018 to $4,024,672 for the year ended March 31, 2019, representing an increase of $2,506,868.

Selling, general and administrative expenses for our Online Lending Services increased by $348,359. The increase mainly consisted of an increase of $254,580 in salary and employee benefits caused by the increase of employees in the year ended March 31, 2019 and an increase of $93,779 in other expenses mainly due to an increase of $82,404 in accounts management services fees from our custodian bank and legal fees.

Selling, general and administrative expenses for our Automobile Transaction and Related Services were $651,029, mainly consisting of $352,400 in salary and employee benefits and $219,255 in rental and other advertising and related services expenses.

Legal fees, audit fees, underwriting commissions and other expenses for the year ended March 31, 2019 increased by $1,009,338 as we have become a public company since March 2018. Marketing and advertising expenses also increased by $348,842 due to the engagement of three advertising and consulting firms or channels for regular promotional services. Employee benefits for senior management and directors increased by $149,300 during the year ended March 31, 2019 due to the increase in the benefits of directors and officers since our completion of IPO.

Amortization of Intangible Assets

Intangible assets amortization for the year ended March 31, 2019 was $308,043 as compared to $659,558 for the year ended March 31, 2018, representing a decrease of $351,515. The decrease was mainly attributable to the decreased net book value of our online lending platform as a result of the impairment charges of $2,000,175 recorded against the platform for the year ended March 31, 2018.

Impairments of Intangible Assets and Goodwill

For the year ended March 31, 2019, we performed impairment tests on separately identifiable intangible assets and goodwill and recorded impairment charges of $1,171,395 and $53,678 relating to the platform and the software used in our Online Lending Services, respectively. We recognized the impairment loss because we did not generate sufficient revenue and net earnings for the year ended March 31, 2019 to support the valuation of our intangible assets due to regulatory changes in the marketplace lending industry. For the year ended March 31, 2018, we recognized impairment losses of $2,000,175 and $6,179,206 against the platform and related goodwill, respectively.

Interest Expense

Interest expense for the year ended March 31, 2019 was $33,878, resulting from the borrowings of Jinkailong from a financial institution, third parties and related companies to its working capital requirements.

Income Tax Expense

Generally, our subsidiaries and consolidated variable interest entities in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $21,905 for the year ended March 31, 2019 represented the provision of enterprise income tax resulting from the taxable income totaling $87,618 of Jinkailong.

Other subsidiaries and consolidated variable interest entity in China incurred cumulative losses and no tax expense were recorded. However, according to Chinese tax regulations, companies within China should adjust their net operating losses according to the law of enterprise income tax, which can be carried forward to offset operating income for five years.

Net Loss

As a result of the foregoing, net loss for the year ended March 31, 2019 was $4,542,525, representing a decrease of $5,316,447 from net loss of $9,858,972 for the year ended March 31, 2018. The net loss from our Online Lending Services for the year ended March 31, 2019 was $3,358,842, decreased by $6,500,130 as compared with the year ended March 31, 2018. The net loss from our Automobile Transaction and Related Services for the period from the acquisition of Hunan Ruixi to March 31, 2019 was $31,847.

Liquidity and Capital Resources

Historically, we financed our operations primarily through proceeds from our IPO, stockholder loans, and cash flow from operations.

We had cash and cash equivalents of $5,020,510 as of March 31, 2019 as compared to $11,141,566 as of March 31, 2018. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

In December 2017, we entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to us for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2019, the outstanding balances were $972,814 and $107,233, respectively.

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

On June 21, 2019, we closed a registered direct public offering of common stock and warrants pursuant to our registration statement on Form S-3, as supplemented, for total gross proceeds of $6.0 million. The offering price of the shares sold in the offering was $3.38 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds totaled approximately $5.3 million.

We plan to use proceeds of our June 2019 Offering and anticipated cash flows from operating activities and, as necessary, obtain additional equity and/or debt financing to expand our new Automobile Transaction and Related Services. We believe that the proceeds from our public offerings and our anticipated cash flows will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report.

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

	For the Years Ended March 31,
	2019	2018

Net Cash Used in Operating Activities	$(6,256,226)	$(775,305)
Net Cash Used in Investing Activities	(532,625)	(2,990)
Net Cash Provided by Financing Activities	701,207	11,739,724
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(33,412)	18,845
Cash and Cash Equivalents at Beginning of Period	11,141,566	161,292
Cash and Cash Equivalents at End of Period	$5,020,510	$11,141,566

Cash Flow in Operating Activities

For the year ended March 31, 2019, net cash used in operating activities was $6,256,226 which primarily comprised (1) net loss of $4,542,525; (2) increase in prepayments, receivables and other assets of $1,930,415 for Automobile Transaction and Related Services; (3) purchases of inventories of $1,491,928; (4) offset by the increase of $1,225,037 in the impairment charge of intangible assets used in our Online Lending Services, and increase in accrued expenses and other liabilities of $380,256.

The increase in net cash used in operating activities of $5,480,921 as compared to net cash used in operating activities of $775,305 for the year ended March 31, 2018, primarily resulted from: (1) the decrease of impairments of intangible assets and goodwill of $6,954,308; (2) the increase of $1,877,671 in the balance of prepayments, receivables and other assets mainly resulted from the advance payment for automobile purchase transactions and other expenses; (3) the increase in purchase payment on inventories for sale of $1,491,928; (4) the decrease in amortization of intangible assets of $351,515; and (4) netting of the decrease in net loss of $5,316,447

Cash Flow in Investing Activities

We had net cash used in investing activities of $532,625 for the year ended March 31, 2019, which primarily consisted of: (1) the payment of $28,870 for the purchases of office equipment; (2) the payment of $471,555 for the development of software to be used in our online lending platform and automobile transaction and financing services; and (3) the investments in principal of finance lease of $32,200.

We had net cash used in investing activities of $2,990 for the year ended March 31, 2018, which primarily consisted of the payment for the purchases of office equipment.

Cash Flow in Financing Activities

For the year ended March 31, 2019, the net cash provided by financing activities was mainly consisted of: (1) the release of the deposit of $600,000 from the indemnification escrow account; (2) cash acquired from the acquisition of Hunan Ruixi and Jinkailong of $218,816; (3) repayments of borrowings from financial institutions, related parties and affiliates of $662,699, partially offset by short-term borrowings from third parties of $471,608 for the daily operation of Jinkailong after the acquisition; and (4) proceeds from stockholders loans of $1,973,479, partially offset by repayments to stockholders of $1,900,000.

For the year ended March 31, 2018, net cash provided by financing activities was mainly net proceeds of $11,052,972 from our IPO, and net proceeds of $686,752 borrowed from stockholders.

Off-Balance Sheet Arrangements

As the date of the Report, we have following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As at March 31, 2019, the maximum contingent liabilities we exposed to would be $11,548,000 if all the automobile purchasers defaulted, of which $797,400 would be due to investors of the online lending platform operated by Sichuan Senmiao, which may cause an increase in guarantee expense and cash outflow in financing activities.

Purchase Commitments

As of March 31, 2019, Hunan Ruixi entered a purchase contract with an automobile dealer for the purchase of a total 50 automobiles with an aggregate purchase price of approximately $0.3 million.

Subsequent to March 31, 2019 through the date of this Report, Hunan Ruixi entered into another six purchase contracts with automobile dealers for the purchase of a total 226 automobiles with an aggregate purchase price of approximately $2.7 million. In addition, Yicheng entered into two purchase contracts with automobile dealers for the purchase of a total 450 automobiles with an aggregate purchase price of approximately $4.8 million. These automobiles are to be sold/leased in our Automobile Transaction and Related Services segment. These purchase transactions will be completed in 2019, which will lead to an increase in our inventory and cash outflow in operating activities.

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

(a)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, The following are some of the areas requiring significant judgments and estimates: revenue recognition, residual values, lease classification, inventory obsolescence, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets and, estimated fair value used in business acquisitions and other provisions and contingencies.

(b)	Fair values of financial instruments

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

As of March 31, 2019 and 2018, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables and other assets, escrow receivables, due from related parties, borrowings from financial institutions, other liabilities, due to stockholders and due to related parties and affiliates, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The finance lease receivables were recorded at gross adjusted for the deferred interest income using the effective interest rate method. The Company believes that the effective interest rates underlying the finance lease receivables approximates current market rates for such finance leasing products as of March 31, 2019.

(c)	Business combinations and noncontrolling interests

We account for our business combinations using the acquisition method of accounting in accordance with ASC 805 Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by us and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any noncontrolling interests. The excess of (i) the total costs of acquisition, fair value of the noncontrolling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements.

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

(d)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of our management team. Historically, we had one single operating and reportable segment, namely the provision of an Online Lending Services. During the year ended March 31, 2019, we acquired Hunan Ruixi and its VIE and evaluated how the CODM manages the businesses of us to maximize efficiency in allocating resources and assessing performance.

(d)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Software	5-7 years
Customer relationship	10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of declines in revenue and profitability of the Online Lending Services, the Company performed an impairment analysis of its intangible assets as of March 31, 2019 and 2018 using the relief from royalty method. As a result of the analysis, the Company concluded that there was an impairment of its online lending platform and software and recorded a charge of $1,225,073 and $2,000,175 for the years ended March 31, 2019 and 2018, respectively. The impairment was largely due to a decrease in the long-term revenue projections.

(e)	Goodwill

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

As a result of declines in revenue and profitability of the Online Lending Services, the Company performed an impairment analysis of its goodwill arising from acquisition of the online lending business as of March 31, 2018 using a discounted cash flow analysis. As a result of the analysis, the Company concluded that there was an impairment of goodwill and recorded a charge of $6,179,206 for the year ended March 31, 2018. The impairment was largely due to a decrease in long-term revenue projections of the Company’s Online Lending Services. As of March 31, 2019 and 2018, the carrying value of the goodwill subsequent to the recording the impairment charge was $0 and $0.

(f)	Revenue recognition

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

We have assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, we concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company's consolidated financial statements upon adoption of ASC 606.

Automobile Transaction and Financing Services

Sales of automobiles – Revenue from sales of automobiles to the customers of Jinkailong and the sales of automobiles to lessees by Hunan Ruixi under its sales-type leases. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi and the counterparties, including the leasees under sales-type leases and Jinkailong, who acts on behalf of its customers. We recognize revenues when the automobile is delivered and control is transferred to the purchaser.

Service fees from automobile purchase services – Services fees from automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures.. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We recognize revenue when all the services are completed and the automobile is delivered to the purchaser.

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by our customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. We attract automobile purchasers through third-party sales teams or our own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, we charge the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, we charge the fees to the automobile purchasers. We recognize revenue from facilitation fees when the titles are transferred to the owners. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

Service fees from management and guarantee services – Over 95% of our customers are drivers of Didi Technology Co., Ltd., the largest ride-hailing service platform in China, who sign affiliation agreements with us, pursuant to which we provide them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. We recognize revenue over the affiliation period when performance obligations are completed.

Online Lending Services

Transaction fees – Transaction fees are paid by borrowers to us for the work we perform through our platform. The amount of these fees is based upon the loan amount, maturity and the credit grade of borrowers. The fees charged to borrowers are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan. We recognize revenue when loan proceeds are disbursed to borrowers or borrowers pay their principal and interest on loans.

Service fees — We charge investors service fees on their actual return of investment (interest income). We generally receive the service fees upon the investors’ receipt of their investment returns. We recognize revenue when loans are repaid and investors receive their investment income.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and

Stockholders of Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited and Subsidiaries (collectively, the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

July 3, 2019

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

As of March 31, 2019 and 2018

(Expressed in U.S. dollar, except for the number of shares)

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$5,020,510	$11,141,566
Accounts receivable	326,181	-
Inventories	1,508,244	-
Finance lease receivables, net, current portion	10,254	-
Prepayments, receivables and other assets, net	3,793,468	70,421
Escrow receivable due within one year	600,000	-
Due from related parties	140,498	-
Total Current Assets	11,399,155	11,211,987

Property and equipment, net	125,885	8,872

Other Assets
Intangible assets, net	296,091	1,953,223
Prepayments for intangible assets	470,706	-
Escrow receivable	-	1,200,000
Finance lease receivables, net	22,298	-
Total Assets	$12,314,135	$14,374,082

LIABILITIES AND EQUITY
Current Liabilities
Borrowings from financial institutions	$219,157	$-
Borrowings from third parties	476,765	-
Advances from customers	38,996	-
Income tax payable	21,905	-
Accrued expenses and other liabilities	1,500,803	404,604
Due to stockholders	1,080,047	1,090,808
Due to related parties and affiliates	415,931	-
Total Current Liabilities	3,753,604	1,495,412

Borrowings from financial institutions, noncurrent	177,789	-
Total Liabilities	3,931,393	1,495,412

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,945,255 and 25,879,400 shares issued and outstanding at March 31, 2019 and 2018, respectively)	2,595	2,588
Additional paid-in capital	23,833,112	23,611,512
Accumulated deficit	(15,031,538)	(10,481,669)
Accumulated other comprehensive loss	(428,771)	(253,761)
Total Stockholders’ Equity	8,375,398	12,878,670

Noncontrolling interests	7,344	-
Total Equity	8,382,742	12,878,670
Total Liabilities and Equity	$12,314,135	$14,374,082

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2019 and 2018

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2019	2018

Revenues	$2,921,063	$494,897
Cost of revenues	(1,812,187)	-
Gross profit	1,108,876	494,897

Operating expenses
Selling, general and administrative expenses	(4,024,672)	(1,517,804)
Amortization of intangible assets	(308,043)	(659,558)
Impairments of intangible assets and goodwill	(1,225,073)	(8,179,381)
Total operating expenses	(5,557,788)	(10,356,743)

Loss from operations	(4,448,912)	(9,861,846)

Other (expenses) income, net	(37,830)	2,874
Interest expenses	(33,878)	-
Loss before income taxes	(4,520,620)	(9,858,972)

Income tax expenses	(21,905)	-

Net loss	(4,542,525)	(9,858,972)

Net income attributable to noncontrolling interests	(7,344)	-

Net loss attributable to stockholders	$(4,549,869)	$(9,858,972)

Net loss	$(4,542,525)	$(9,858,972)
Other comprehensive (loss) income
Foreign currency translation adjustment	(175,010)	854,001
Comprehensive Loss	(4,717,535)	(9,004,971)

Less: total comprehensive income attributable to noncontrolling interests	(7,344)	-
Total comprehensive loss attributable to stockholders	$(4,724,879)	$(9,004,971)

Weighted average number of common stock
Basic and diluted	25,882,287	21,967,776

Loss per share
Basic and diluted loss for the years	$(0.18)	$(0.45)

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2019 and 2018

(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	Shares	Par value
Balance as of March 31, 2017	20,250,000	$2,025	$11,359,103	$(622,697)	$(1,107,762)	$-	$9,630,669

Capital restructuring	2,250,000	225	(225)	-	-	-	-
Issuance of common stock pursuant to initial public offering (“IPO”), net of issuance costs	3,000,000	300	10,735,072	-	-	-	10,735,372
Issuance of common stock pursuant to exercise of underwriter’s over-allotment option	379,400	38	1,517,562	-	-	-	1,517,600
Net loss	-	-	-	(9,858,972)	-	-	(9,858,972)
Foreign currency translation gain	-	-	-	-	854,001	-	854,001
Balance as of March 31, 2018	25,879,400	2,588	23,611,512	(10,481,669)	(253,761)	-	12,878,670

Capital contribution from noncontrolling interests of the subsidiary acquired	-	-	157,642	-	-	-	157,642
Gain from acquisition of variable interest entities	-	-	63,965	-	-	-	63,965
Issuance of common stock pursuant to exercise of underwriter’s warrants granted in IPO	65,855	7	(7)	-	-	-	-
Net (loss) income	-	-	-	(4,549,869)	-	7,344	(4,542,525)
Foreign currency translation loss	-	-	-	-	(175,010)	-	(175,010)
Balance as of March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2019 and 2018

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(4,542,525)	$(9,858,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	22,851	3,580
Amortization of intangible assets	308,043	659,558
Impairments of intangible assets and goodwill	1,225,073	8,179,381
Provision of doubtful accounts	5,077	-
Changes in operating assets and liabilities:
Accounts receivable	(274,507)	(52,744)
Inventories	(1,491,928)	-
Prepayments, receivables and other assets	(1,930,415)	-
Advances from customers	19,944	-
Income tax payable	21,905	-
Accrued expenses and other liabilities	380,256	293,892
Net Cash Used in Operating Activities	(6,256,226)	(775,305)

Cash Flows from Investing Activities:
Purchases of property and equipment	(28,870)	(2,990)
Purchases of intangible assets	(471,555)	-
Addition in finance lease receivables	(32,200)	-
Net Cash Used in Investing Activities	(532,625)	(2,990)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in the IPO	-	9,641,604
Proceeds from exercise of underwriter’s over-allotment option	-	1,411,368
Proceeds borrowed from stockholders	1,973,479	792,382
Repayments to stockholders	(1,900,000)	(105,630)
Release of escrow receivable	600,000	-
Borrowings from third parties	471,608
Repayments of borrowings from related parties and affiliates	(487,115)	-
Repayments of noncurrent borrowings from financial institutions	(175,581)	-
Cash received from acquisition	218,816	-
Net Cash Provided by Financing Activities	701,207	11,739,724

Effect of exchange rate changes on cash and cash equivalents	(33,412)	18,845

Net (decrease) increase in cash and cash equivalents	(6,121,056)	10,980,274
Cash and cash equivalents at beginning of year	11,141,566	161,292
Cash and cash equivalents at end of year	$5,020,510	$11,141,566

Supplemental Cash Flow Information
Cash paid for interest expense	$33,878	$-
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
Unpaid property and equipment purchases	$-	$4,166
IPO issuance costs net against additional paid-in capital	$-	$1,264,628
Escrow receivable in connection with IPO	$-	$1,200,000
IPO expenses paid by the Company’s stockholders	$70,687	$67,277
Assume of net liabilities of Ruixi, excluding cash and cash equivalents	$(149,680)	$-

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company is located in Chengdu, Sichuan Province, China, and operates its businesses in two segments: (i) online lending services through its variable interest entity (“VIE”), Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in the People’s Republic of China (“PRC” or “China”) which facilitates loan transactions between Chinese investors and individual and small-to-medium-sized enterprise (“SME”) borrowers; and (ii) automobile transaction and related services focusing on the ride-hailing industry in China through its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd. (“Ruixi Leasing”), and its VIE, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”).

On September 25, 2016, Sichuan Senmiao acquired a peer-to-peer (“P2P”) platform (including website, internet content provider license, operating systems, servers, and management system) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. On July 28, 2017, the Company established a wholly-owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) in China. Sichuan Senmiao was established in China in June 2014.

On September 18, 2017, the Company entered into a series of agreements (“VIE Agreements”) with Sichuan Senmiao and its equity holders (the “Sichuan Senmiao Shareholders”) through Senmiao Consulting to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for the Sichuan Senmiao Shareholders’ commitment to perform their obligations under the VIE Agreements, the Company issued an aggregate of 45,000,000 shares of its common stock to the Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017.

On November 21, 2018, the Company entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi (“Hunan Ruixi Shareholders”), pursuant to which the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the equity interest of Hunan Ruixi. The Company closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement (Note 3). As of March 31, 2019, the Company made cash contributions in the aggregate amount of $5,000,000 to Hunan Ruixi.

Hunan Ruixi holds automobiles sales and financial leasing licenses and has been engaged in automobile financial leasing services and automobile sales since January 2019. Hunan Ruixi also controls Jinkailong through its 35% equity interest and a voting agreement with Jinkailong’s other shareholders. Jinkailong is an automobile transaction and related services company in China, which primarily targets the drivers in the ride-hailing service sector and facilitates automobile sales and financing transactions for its clients and provides relevant after- transaction services to them. As of March 31, 2019, Ruixi Leasing has not commenced operating yet.

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

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay Senmiao Consulting service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. There are no unrecognized revenue-producing assets that are held by Sichuan Senmiao.

Each of the VIE Agreements is described in details below:

Equity Interest Pledge Agreement

Senmiao Consulting, Sichuan Senmiao and the Sichuan Senmiao Shareholders entered into an Equity Interest Pledge Agreement, pursuant to which the Sichuan Senmiao Shareholders pledged all of their equity interest in Sichuan Senmiao to Senmiao Consulting in order to guarantee the performance of Sichuan Senmiao’s obligations under the Exclusive Business Cooperation Agreement as described below. During the term of the pledge, Senmiao Consulting is entitled to receive any dividends declared on the pledged equity interest of Sichuan Senmiao. The Equity Interest Pledge Agreement terminates when all contractual obligations under the Exclusive Business Cooperation Agreement have been fully performed.

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered by and among the Company, Senmiao Consulting, Sichuan Senmiao and each of Sichuan Senmiao Shareholders, Senmiao Consulting will provide Sichuan Senmiao with complete technical support, business support and related consulting services for 10 years ended September 18, 2027. The Sichuan Senmiao Shareholders and Sichuan Senmiao will not engage any third party for the same or similar consultation services without Senmiao Consulting’s prior consent. Further, the Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. Senmiao Consulting may terminate the Exclusive Business Cooperation Agreement at any time upon prior written notice to Sichuan Senmiao and the Sichuan Senmiao Shareholders.

Exclusive Option Agreement

Pursuant to an Exclusive Option Agreement entered by and among Senmiao Consulting, Sichuan Senmiao and the Sichuan Senmiao Shareholders, the Sichuan Senmiao Shareholders have granted Senmiao Consulting an exclusive option to purchase at any time their equity interests in Sichuan Senmiao at a purchase price equal to the capital paid by the Sichuan Senmiao Shareholders in whole or at a pro-rated price for any partial purchase. The Exclusive Option Agreement terminates after 10 years ending September 18, 2027 but can be renewed by Senmiao Consulting at its discretion.

Powers of Attorney

Each of the Sichuan Senmiao Shareholders has signed a power of attorney (the “Power of Attorney”), pursuant to which, each of the Sichuan Senmiao Shareholders has authorized Senmiao Consulting to act as his or her exclusive agent and attorney with respect to all rights of such individual as a shareholder of Sichuan Senmiao, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights that shareholders are entitled to under PRC laws and the Articles of Association of Sichuan Senmiao, including but not limited to voting, sale, transfer, pledge and disposition of the equity interests of Sichuan Senmiao; and (c) designating and appointing the legal representative, chairperson, director, supervisor, chief executive officer and other senior management members of Sichuan Senmiao. The Power of Attorney has the same term as the Exclusive Option Agreement.

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

The Company has concluded that it should consolidate the financial statements with Sichuan Senmiao because it is Sichuan Senmiao’s primary beneficiary based on the Power of Attorney from the Sichuan Senmiao Shareholders, who assigned their rights as shareholders of Sichuan Senmiao to Senmiao Consulting, the Company’s wholly-owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, directors, supervisors and senior management of Sichuan Senmiao. As a result, the Company, through Senmiao Consulting, is deemed to hold all of the voting equity interests in Sichuan Senmiao. Pursuant to Exclusive Business Cooperation Agreement, Senmiao Consulting shall provide complete technical support, business support and related consulting services for 10 years. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan to provide financial support to Sichuan Senmiao were considered in determining that the Company is the primary beneficiary of Sichuan Senmiao. Accordingly, the financial statements of Sichuan Senmiao are consolidated in the Company’s consolidated financial statements.

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

The Company has concluded that it should consolidate the financial statements with Jinkailong because it is Jinkailong’s primary beneficiary based on the Voting Agreement. Though not explicit in the business cooperation agreement by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, the Company may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreement and the Company’s plan to provide financial support to Jinkailong were considered in determining that the Company is the primary beneficiary of Jinkailong. Accordingly, management has determined that Jinkailong is a VIE and the financial statements of Jinkailong are consolidated in the Company’s consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
Total assets	$5,214,014	$10,425,056
Total liabilities	$6,852,769	$1,413,485

Net revenue, net loss, operating, investing and financing cash flows of the VIEs that were included in the Company's consolidated financial statements for the years ended March 31, 2019 and 2018 are as follows:

	For the Years Ended March 31,
	2019	2018
Net revenue	$1,087,207	$494,897
Net loss	$(2,379,206)	$(1,473,911)
Net Cash Used in Operating Activities	$(1,188,131)	(718,896)
Net Cash Used in Investing Activities	$(8,491)	(2,990)
Net Cash Provided by Financing Activities	$1,892,789	725,227

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)	Basis of consolidation

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries and VIEs. All inter-company accounts and transactions have been eliminated in consolidation.

(c)	Reclassification

Certain items in the consolidated financial statements of comparative period have been reclassified to conform to the consolidated financial statements for the current period.

(d)	Foreign currency translation

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2019	March 31, 2018
Balance sheet items, except for equity accounts	6.7119	6.2807

	For the Years Ended March 31,
	2019	2018
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7126	6.6269

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification, inventory obsolescence, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions and other provisions and contingencies.

(f)	Fair values of financial instruments

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

As of March 31, 2019 and 2018, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables and other assets, escrow receivables, due from related parties, borrowings from financial institutions, other liabilities, due to stockholders and due to related parties and affiliates, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The finance lease receivables were recorded at gross adjusted for the deferred interest income using the effective interest rate method. The Company believes that the effective interest rates underlying the finance lease receivables approximates current market rates for such finance leasing products as of March 31, 2019.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Business combinations and noncontrolling interests

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

(h)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services. During the year ended March 31, 2019, the Company acquired Hunan Ruixi and Jinkailong and evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 1 and 17.

(i)	Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

(j)	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019, the Company determined no allowance for doubtful accounts was necessary for accounts receivable.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Inventories

Inventories consist of automobiles which are held for sale and for leasing purposes, and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances.

(l)	Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of March 31, 2019, finance lease receivables consisted of the following:

March 31, 2019

Gross minimum lease payments receivable	$40,023
Less: Amounts representing estimated executory costs	-
Minimum lease payments receivable	40,023
Less Allowance for uncollectible minimum lease payments receivable	-
Net minimum lease payments receivable	40,023
Estimated residual value of leased automobiles	-
Less: Unearned interest	(7,471)
Financing lease receivables, net	$32,552
Finance lease receivables, net, current portion	$10,254
Finance lease receivables, net	$22,298

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2019 are as follows:

Minimum future payments receivable

Year ending March 31, 2020	$13,341
Year ending March 31, 2021	13,341
Year ending March 31, 2022	13,341
$40,023

(m)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	4 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2019 and 2018, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated income statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Platform	7 years
Customer relationship	10 years
Software	5-7 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of declines in revenue and profitability of the online lending services, the Company performed an impairment analysis of its intangible assets as of March 31, 2019 and 2018 using the relief from royalty method. As a result of the analysis, the Company concluded that there was an impairment of its online lending platform and software and recorded a charge of $1,225,073 and $2,000,175 for the years ended March 31, 2019 and 2018, respectively. The impairment was largely due to a decrease in the long-term revenue projections. As of March 31, 2019 and 2018, the carrying value of the platform subsequent to the recording of the impairment charge was $1,107,616 and $2,492,976, respectively. As of March 31, 2019 and 2018, the carrying value of the software subsequent to the recording of the impairment charge was $80,856 and $84,545, respectively.

(o)	Goodwill

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

As a result of declines in revenue and profitability of the online lending services, the Company performed an impairment analysis of its goodwill arising from acquisition of the online lending business as of March 31, 2018 using a discounted cash flow analysis. As a result of the analysis, the Company concluded that there was an impairment of goodwill and recorded a charge of $6,179,206 for the year ended March 31, 2018. The impairment was largely due to a decrease in long-term revenue projections of the Company’s online lending services. As of March 31, 2019 and 2018, the carrying value of the goodwill subsequent to the recording of the impairment charge was $0 and $0.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Loss per share

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

(p)	Revenue recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), in the first quarter of 2019 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by reviewing its existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, the Company concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to the Company's consolidated financial statements upon adoption of ASC 606.

As of March 31, 2019, the Company had outstanding contracts for automobile transaction and related services amounting to $1,296,587, of which $580,775 is expected to be completed within 12 months after March 31, 2019, and $715,812 is expected to be completed during the 12 months ending March 31, 2020.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Revenue recognition (continued)

	For the Years Ended March 31,
	2019	2018
Automobile Transaction and Related Services
- Revenues from sales of automobiles	1,815,425	-
- Service fees from automobile purchase services	407,632	-
- Facilitation fees from automobile transactions	142,615	-
- Service fees from management and guarantee services	60,011	-
- Other service fees	125,424	-
Online Lending Services
- Transaction fees	$331,960	$323,054
- Service fees	37,996	171,843

	$2,921,063	$494,897

Automobile transaction and related services

Sales of automobiles – Revenue from sales of automobiles to the customers of Jinkailong and the sales of automobiles to lessees by Hunan Ruixi under its sales-type leases. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi and the counterparties, including the leasees under sales-type leases and Jinkailong, who acts on behalf of its customers. The Company recognizes revenues when the automobile is delivered and control is transferred to the purchaser.

Service fees from automobile purchase services– Services fees from automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures.. The amount of these fees is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and the automobile is delivered to the purchaser.

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by the Company’s customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. The Company attracts automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, the Company charges the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, the Company charges the fees to the automobile purchasers. The Company recognizes revenue from facilitation fees when the titles are transferred to the owners. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Revenue recognition (continued)

Automobile transaction and related services (continued)

Service fees from management and guarantee services – Over 95% of the Company’s customers are drivers of Didi Chuxing Technology Co., Ltd., the largest ride-hailing service platform in China, who sign affiliation agreements with the Company, pursuant to which the Company provides them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. The Company recognizes revenue over the affiliation period when performance obligations are completed.

Online Lending Services

Transaction fees – Transaction fees are paid by borrowers to the Company for the work the Company performs through its platform. The amount of these fees is based upon the loan amount, maturity and the credit grade of borrowers. The fees charged to borrowers are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan. The Company recognizes revenue when loan proceeds are disbursed to borrowers or borrowers pay their principal and interest on loans.

Service fees — The Company charges investors service fees on their actual return of investment (interest income). The Company generally receives the service fees upon the investors’ receipt of their investment returns. The Company recognizes revenue when loans are repaid and investors receive their investment income.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Income taxes

Deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provisions or benefits for income taxes consists of tax estimated from taxable income plus or minus deferred tax expenses (benefits) if applicable.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2019 and 2018. As of March 31, 2019, the tax years ended December 31, 2013 through 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(r)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments. As of March 31, 2019 and 2018, the balance of accumulated other comprehensive losses were $428,771 and $253,761, respectively.

(s)	Share-based awards

Share-based awards granted to the Company’s employees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

At each date of measurement, the Company reviews internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by the Company, including but not limited to the fair value of the underlying shares, expected life, expected volatility and expected forfeiture rates. The Company is required to consider many factors and make certain assumptions during this assessment. If any of the assumptions used to determine the fair value of the share-based awards changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current reporting period.

(t)	Leases commitments

Leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases expense and is included in the consolidated statements of operations on a straight-line basis over the term of the leases. The Company had no capital lease commitments for the years ended March 31, 2019 and 2018.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On March 31, 2019, approximately $1,950,000 was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On March 31, 2019 and 2018, approximately $3,070,000 and $180,000, respectively, were deposited in financial institutions located in mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.	In measuring the credit risk of guarantee services to automobile purchasers, the Company primarily reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers default on their payments for more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance when necessary.

However, as the Company commenced the automobile transaction and related services for less than one year, there was no sufficient historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. For the year ended March 31, 2019, the Company did not provide provisions for the guarantee services. As at March 31, 2019, the maximum contingent liabilities the Company exposed to would be $11,548,000 if all the automobile purchasers defaulted, among which $797,400 would be due to investors of online lending platform operated by Sichuan Senmiao. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $10,152,000 as at March 31, 2019, based on the market price and the useful life of such collateral, which represents about 88% of the contingent liabilities.

c.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company commenced the automobile transaction and related services for less than one year, there was no sufficient historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. The Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. For the year ended March 31, 2019, the Company determined no provision was recorded for accounts receivable.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t)	Significant risks and uncertainties

2)	Liquidity risk

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

3)	Foreign currency risk

As of March 31, 2019, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $1,950,000 in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected.

4)	VIE risk

It is possible that the VIE Agreements among Sichuan Senmiao, Senmiao Consulting, and the Sichuan Senmiao Shareholders would not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over Sichuan Senmiao. Consequently, Sichuan Senmiao’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements. As a result, the Company’s cash flows, financial position, and operating performance would be materially and adversely affected. The Company’s contractual arrangements with Sichuan Senmiao, Senmiao Consulting, and the Sichuan Senmiao Shareholders are approved and in place. Management believes that such contracts are enforceable, and considers it is less likely that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts unenforceable.

Sichuan Senmiao has the customer relationship the workforce for the Company’s online lending business, the costs of which are expensed as incurred. Though the Company’s operations and businesses do not rely on the operations and businesses of Sichuan Senmiao, they may be partially adversely impacted if Sichuan Senmiao continue to incur losses.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), with additional amendments and targeted improvements being issued during 2018. This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-to-use assets and lease obligations by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The update also requires qualitative and quantitative disclosure of key information regarding the amount, timing and uncertainty of cash flows arising from leasing arrangements to increase transparency and comparability among companies. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for the Company’s fiscal year beginning April 1, 2019.

The Company will adopt the guidance for its fiscal year beginning April 1, 2019 and will apply the transition option, whereby prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company will also elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for certain asset classes (real estate and embedded lease arrangements). The Company will also make a policy election to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes. The Company will elect the package of practical expedients from both the Lessee and Lessor prospective, to the extent applicable.

Lessee accounting - the Company estimates the adoption of this update will result in an increase in assets and related liabilities of approximately $498,935 (approximately $549,207 undiscounted), primarily related to leases of facilities.

Lessor accounting - the Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Also beginning upon adoption, the Company will classify all cash flows from the addition of and repayment of finance lease receivables within operating activities in its consolidated statements of cash flow. Previously, the Company separately classified its flows from addition of finance lease receivables and repayment of finance lease receivables within investing activities and operating activities, respectively. Additionally, as both a lessor and lessee, the Company will be providing new disclosures in respect to its leases.

In December 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The amendments clarify or simplify certain narrow aspects of ASC 842 for lessors. Specifically: 1) The amendments provide an accounting policy election whereby lessors may choose not to evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs. Instead, lessors making the election will account for those costs as if they are lessee costs, i.e., through the balance sheet instead of the income statement. 2) Lessors will exclude from variable payments, and therefore revenue, lessor costs paid by lessees directly to third parties. Conversely, lessors will include in variable payments, and therefore revenue, such costs that are paid by the lessor and reimbursed by the lessee, and 3) Regarding contracts with lease and nonlease components, lessors will allocate certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur. The amount of variable payments allocated to the lease components will be recognized in profit or loss, while the amount of variable payments allocated to nonlease components will be recognized in accordance with other GAAP. If an entity has not yet adopted the new leases standard, it must adopt ASU 2018-20 concurrently with the leases standard. If an entity has previously adopted the new leases standard, specific transition requirements apply. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Recently issued accounting standards (continued)

In October 2018, the FASB issued ASU2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 expands the accounting alternative that allows private companies the election not to apply the variable interest entity guidance to qualifying common control leasing arrangements. ASU 2018-17 broadens the scope of the private company alternative to include all common control arrangements that meet specific criteria (not just leasing arrangements). ASU 2018-17 also eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. The amendments are effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company do not plan to early adopt this ASU. The Company is currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(v)	Recently issued accounting standards (continued)

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. The Company does not intend to adopt the new standard early and is currently evaluating the impact the new guidance will have on its financial position, results of operations and cash flows; however, it is expected that the new CECL model will alter the assumptions used in calculating credit losses on loans, finance lease receivables, other receivables, prepayments, contingent liabilities from guarantee services, among other financial instruments, and may result in material changes to the Company’s credit reserves.

CECL adoption will have broad impact on the financial statements of financial services firms, which will affect key profitability and solvency measures. Some of the more notable expected changes include:

-	Higher allowance on financial guarantee reserve and finance lease receivable levels and related deferred tax assets. While different asset types will be impacted differently, the expectation is that reserve levels will generally increase across the board for all financial firms.
-	Increased reserve levels may lead to a reduction in capital levels.
-	As a result of higher reserving levels, the expectation is that CECL will reduce cyclicality in financial firms’ results, as higher reserving in “good times” will mean that less dramatic reserve increases will be loan related income (which will continue to be recognized on a periodic basis based on the effective interest method) and the related credit losses (which will be recognized up front at origination). This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.

(w)	Recently adopted accounting standards

On November 22, 2017, the FASB ASU No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403.” The ASU amends various paragraphs in ASC 220, Income Statement — Reporting Comprehensive Income; ASC 605, Revenue Recognition; and ASC 606, Revenue From Contracts With Customers, that contain SEC guidance. The amendments include superseding ASC 605-10-S25-1 (SAB Topic 13) as a result of SEC Staff Accounting Bulletin No. 116 and adding ASC 606-10-S25-1 as a result of SEC Release No. 33-10403. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows of the Company.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITION OF HUNAN RUIXI AND ITS VIE

On November 21, 2018, the Company entered into the Investment Agreement with Hunan Ruixi and the Hunan Ruixi Shareholders. Pursuant to the Investment Agreement, among other things, the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the outstanding equity interest in Hunan Ruixi for no consideration. The Company closed the acquisition on November 22, 2018 and agreed to make a capital contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. As of March 31, 2019, the Company made cash contributions totaling $5,000,000 to Hunan Ruixi. The Company is entitled to vote and receive profits based on its equity interest ownership in Hunan Ruixi and has a right of first refusal for any issuance of new equity of Hunan Ruixi.

The acquisition had been accounted for as a business combination and the results of operations of Hunan Ruixi have been included in the Company's consolidated financial statements from the acquisition date. The Company made estimates and judgments in determining the fair value of acquired assets and liabilities, based on an independent valuation report and management's experiences with similar assets and liabilities. The following table summarizes the fair values for major classes of assets acquired and liabilities assumed at the date of acquisition:

Fair value
Net assets acquired (i)	$63,965
Gain from acquisition of Hunan Ruixi and its subsidiary	-
Noncontrolling interests (ii)	-
Total purchase consideration	$-

(i)

Net assets acquired primarily include cash and cash equivalents of $213,645, other current assets of $1,813,821, property and equipment of $107,865, other current liabilities of $711,303 and borrowings from related parties and affiliates of $785,231, and borrowings from financial institutions of $554,802.

(ii)	Fair value of the noncontrolling interests is estimated with reference to the purchase price per share as of the acquisition date.

4.	ACCOUNTS RECEIVABLE

The classification of accounts receivable is based on whether the due date is within 12 months from the initiation of the transaction. As of March 31, 2019 and 2018, accounts receivable were comprised of the following:

	March 31, 2019	March 31, 2018
Receivables of transaction fees due from borrowers	$126,272	$-
Receivables of services fees due from automobile purchasers	199,909	-
Less: Allowance for doubtful accounts	-	-
	$326,181	$-

As of March 31, 2019, the management evaluated individual customer’s financial condition, credit history and the current economic conditions and determined no allowance for doubtful accounts was necessary for accounts receivable.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORIES

	March 31, 2019	March 31, 2018
Automobiles (i)	$1,508,244	$-

(i)     As of March 31, 2019, the Company owned 41 automobiles with a total value of $670,122 for leasing purposes and 93 automobiles with a total value of $838,122 for sale.

As of March 31, 2019, the management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

6.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS

As of March 31, 2019 and 2018, the prepayments, receivables and other assets were comprised of the following:

	March 31, 2019	March 31, 2018
Due from automobile purchasers (i)	$2,564,834	$-
Prepayments for automobiles (ii)	394,821
Deposits	294,986	-
Value added tax (“VAT”) recoverable (iii)	228,196	-
Deferred issuance costs pursuant to Registration Statement on Form S-3 (iv)	149,696	-
Prepaid expenses	112,147	44,861
Loans to employees	-	2,718
Others	48,788	22,842
	$3,793,468	$70,421

(i)	Due from automobile purchasers

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2019, the Company recorded allowance of $2,995 against doubtful receivables.

(ii)	Prepayments for automobiles

The balance represented amounts advanced to dealers for automobiles and to other third parties for automobiles related taxes and insurances.

(iii)	VAT recoverable

The balance of VAT recoverable represented the amount to be utilized to offset the Company’s future value added taxes arising from sales of goods.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS (CONTINUED)

(iv)	Deferred issuance costs pursuant to Registration Statement on Form S-3

On April 15, 2019, the Company’s Registration Statement on Form S-3 registering up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units were declared effective. The deferred issuance costs pursuant to Form S-3 represented the direct and incremental costs related to the registered direct offering closed on June 21, 2019. The deferred issuance costs would be netted against the gross proceeds of the offering on the effective date of the offering.

7.	INTANGIBLE ASSETS, NET

As of March 31, 2019 and 2018, the intangible assets consisted of customer relationship, platform and software.

	Useful life	March 31, 2019	March 31, 2018
Customer relationship	10	$392,618	$419,573
Platform	7	1,107,616	2,492,976
Software	5-7	80,856	84,545
		1,581,090	2,997,094
Less: Accumulated amortization		(1,284,999)	(1,043,871)
Intangible assets, net		$296,091	$1,953,223

Amortization expense totaled $308,043 and $659,558 for the years ended March 31, 2019 and 2018, respectively.

For the years ended March 31, 2019 and 2018, the Company recorded impairment loss of $1,225,073 on the platform and the related software, and $2,000,175 on the platform, respectively.

The following table sets forth the Company’s amortization expenses for the five years ending March 31:

Amortization expenses
Twelve months ending March 31, 2020	$39,610
Twelve months ending March 31, 2021	39,610
Twelve months ending March 31, 2022	39,610
Twelve months ending March 31, 2023	39,610
Twelve months ending March 31, 2024 and thereafter	137,651
$296,091

8.	PREPAYMENTS FOR INTANGIBLE ASSETS

As of March 31, 2019, the balance of prepayments for intangible assets of $470,706 represented the advance payments for the development of software to be used in the Company’s online lending platform of $190,706 and the software to be used in the automobile transaction and related services of $280,000. The balance will be recognized as intangible assets and amortized over the estimated useful life upon the completion of installation and testing of the software.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

The borrowings from certain financial institutions represented the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total principal to be responsible for and repaid by the automobile purchasers. Such borrowings totaled $396,946 bearing interest rates ranging between 6.2% and 8.1% per annum at March 31, 2019, of which $177,789 is to be repaid over a period of 13 to 24 months.

The interest expense for the year ended March 31, 2019 was $12,799.

10.	BORROWINGS FROM THIRD PARTIES

	March 31, 2019	March 31, 2018
Borrowings from third parties	$476,765	$-

The borrowings from third parties bear an interest rate of 7.89% per annum and are due from June 2019 through July 2019. The interest expense for the year ended March 31, 2019 was $7,590.

11.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2019	March 31, 2018
Accrued payroll and welfare	$614,765	$195,695
Other payable (i)	247,335	194,943
Loan repayments received on behalf of financial institutions (ii)	169,657	-
Payables for expenditures on automobile transaction and related services	157,382	-
Accrued expenses	198,456	-
Customer deposits	82,232	8,495
Other taxes payable	30,976	5,471
	$1,500,803	$404,604

(i)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(ii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions as of March 31, 2019.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company has recorded the contribution in salary and employee charges when incurred. The contributions made by the Company were $106,301 and $37,136 for the years ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and 2018, the Company did not make adequate employee benefit contributions in the amount of $403,646 and $150,205. The Company accrued the amount in accrued payroll and welfare.

13.	EQUITY

Warrants

The registration statement relating to the Company’s IPO also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock (“Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. On March 15, 2019, the underwriters elected to exercise 300,000 shares of the Purchase Warrants on a cashless basis in exchange for common stock. On April 5, 2019, the Company issued a total of 65,855 shares of common stock to the underwriters as a result of the cashless exercise of 300,000 Underwriter’s Warrants. As the date of the issuance of these financial statements, there were 37,940 Underwriter’s Warrants outstanding.

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

As of March 31, 2019, the first installment of RSUs has vested and the Company accounted for the vested RSUs as an addition to both expenses and additional paid-in capital. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

A summary of RSU activity for the year ended March 31, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of RSUs outstanding at March 31, 2018	-	-
Grants of RSUs	25,000	4.42
Vested RSUs	(6,250)	4.42
Forfeited RSUs	(7,500)	4.42
Balance of unvested RSUs at March 31, 2019	11,250	$4.42

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY (CONTINUED)

Restricted Stock Units (continued)

Total compensation expense for the year ended March 31, 2019 was approximately $44,200. Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the year ended March 31, 2019. As of March 31, 2019, the other three directors remained on the board and the Company has an aggregate of 11,250 of unrecognized RSUs as of March 31, 2019 to be expensed over a weighted average period of six months.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the board of directors or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of the date of this report, no awards have been granted under the plan.

Registered Direct Offering

On April 15, 2019, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on Form S-3, pursuant to which, along with the accompanying prospectus, the Company registered up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units. On June 21, 2019, the Company closed a registered direct public offering (the “Offering”) of an aggregate of 1,781,361 shares of its common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock. The Company sold the shares of common stock at a price of $3.38 per share (the “Share Purchase Price”). The Company received gross proceeds from the offering, before deducting estimated offering expenses payable by the Company, of approximately $6,000,000.

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date.

The Series B warrants are pre-funded warrants and are being issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In that event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events).

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to reevaluate all U.S. deferred income tax assets and liabilities for temporary differences and net operating loss carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to March 31, 2019, because the Company has cumulative foreign losses as of March 31, 2019.

The Company’s net operating loss for the year ended March 31, 2019 amounted to approximately $1.09 million. As of March 31, 2019, the Company’s net operating loss carryforward for U.S. income taxes was approximately $1.07 million. The net operating loss carryforward is available to reduce future years’ taxable income through year 2037. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2019 and 2018, valuation allowances for deferred tax assets were approximately $0.27 million and $0.04 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting and Sichuan Senmiao are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Years Ended March 31,
	2019	2018
Current income tax expenses	$21,905	$-
Deferred income tax expenses	-	-
	$21,905	$-

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (CONTINUED)

PRC (continued)

As of March 31, 2019 and 2018, the Company had net operating loss carryforwards of $4,793,657 and $1,512,341, respectively, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At March 31, 2019 and 2018, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2019	March 31, 2018
Net operating loss carryforwards in the PRC	$886,176	$378,085
Net operating loss carryforwards in the U.S.	272,258	43,021
Less: valuation allowance	(1,158,434)	(421,106)
	$-	$-

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended March 31,
	2019	2018
PRC statutory tax rate	$25%	$25%
Tax rate difference in other jurisdiction	(1.0)%	(0.1)%
Non-deductible expenses	(0.1)%	0%
Non-deductible impairments for intangibles and goodwill	(6.7)%	(22.5)%
Valuation allowance on deferred income tax asset	(17.7)%	(2.4)%
	$(0.5)%	$0%

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

All balances due from related parties represent operation costs of these related parties paid by the Company on behalf of them, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by these related parties on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. The balances due from related parties were all non-interest bearing and due on demand.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Due to stockholders

This is comprised of amounts payable to two stockholders in 2019 (three in 2018) and are unsecured, interest free and due on demand.

3)	Due to related parties and affiliates

	March 31, 2019	March 31, 2018
Loan payable to related parties (i)	$95,781	$-
Other payables due to related parties (ii)	297,978	-
Others	22,172	-
	$415,931	$-

(i)	As of March 31, 2019, the balances represented borrowings from the two related parties. Both balances have an interest rate of 10% per annum and are due in the fiscal year of 2020. Interest expense for the year ended March 31, 2019 was $2,579.
(ii)	As of March 31, 2019, the balance represented borrowings from two related parties, who obtained borrowings from the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. Both balances have an interest rate of 8.22% per annum and are due in the fiscal year of 2020. The balances due to related parties were fully paid off on April 8, 2019 and April 12, 2019, respectively.

2.	Related Party Transactions

Management and pre-IPO stockholders of the Company have invested in loans through the platform using their personal funds. The Company received service fees from its management and stockholders in the amount of $530 and $1,363, respectively, for the years ended March 31, 2019 and 2018.

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant a line of credit of approximating $955,000 and $159,000, respectively, for five years to the Company. The line of credit was non-interest bearing, effective from January 2017. During the year ended March 31, 2019, the Company repaid $500,000 to one of the stockholders.

During the year ended March 31, 2019, the Company paid listing expenses and stamp taxes on behalf of two stockholders who agreed to pay part of the Company’s IPO expenses, in the amount of $62,806 and $7,881, respectively. The Company accounted for those expenses as a deduction against the amount due to the stockholders.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2.	Related party transactions (continued)

During the year end March 31, 2017, the Company entered into two office lease agreements with a stockholder, both with the same term from January 1, 2017 to January 1, 2020. For the year ended March 31, 2019 and 2018, the Company paid $113,742 and $86,405 in rent, respectively, to the stockholder.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunna Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement is from November 1, 2018 to October 31, 2023 and the rent is approximately $44,250 per year, payable on a quarterly basis. For the year ended March 31, 2019, Hunan Ruixi paid $13,597 in rent to Dingchentai. This lease agreement was terminated on July 1, 2019.

Before the acquisition of Hunan Ruixi, five related parties of Jinkailong borrowed funds of $747,647 through the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. During the year ended March 31, 2019, the Company repaid an aggregate of $442,132 to three of them. The table below sets forth the detailed information on the transactions and related parties.

Name of related parties	Relationship with the Company	Loan amount	Outstanding balance as of March 31, 2019
Chengdu Mashangchuxing Automobile Leasing Co., Ltd.	An entity controlled by Ms. Xi Yang and Mr. Yiqiang He (i)	149,529	148,989
Sichuan Yudinxin Huanya Technology Co., Ltd.	An entity over which Ms. Xi Yang owns 45% shareholding and exercises significant influence	149,529	148,989
Chengdu Laobingchuxing Automobile Leasing Co., Ltd.	An entity controlled by Ms. Xi Yang	149,529	-
Sichuan Dinhengxin Automobile Services Co., Ltd.	Ms. Xi Yang	149,529	-
Chengdu Jinkailong Automobile Sales Co., Ltd.	An entity controlled by Mr. Xiaoliang Chen (ii)	149,529	-

(i) Mr. Yiqiang He is a principal shareholder of Jinkailong. Ms. Xi Yang is his spouse.

(ii) Mr. Xiaoliang Chen is a principal shareholder of Jinkailong.

Those loans bore interest rates ranging from 7.68% to 8.22% per annum and the interest expense for the year ended March 31, 2019 was $7,047.

Before the acquisition of Hunan Ruixi, Jinkailong obtained a loan through the online P2P lending platform of Sichuan Senmiao. The loan had an interest rate of 8.22% per annum and the interest expense for the year ended March 31, 2019 was $3,863. The loan was repaid in full in February 2019.

16.	COMMITMENTS AND CONTINGENCIES

1)	Lease Commitments

During the year ended March 31, 2019, the Company terminated five lease agreements for its offices and three apartments expiring through January 20, 2020. No penalties were imposed upon the termination of these lease agreements. In addition, the Company leased its offices under nine lease agreements expiring through December 2023 and leased three apartments for management members under three leases expiring through May 2020. The following table sets forth the Company’s lease obligations as of March 31, 2019 in future periods:

Rental payments
Year ending March 31, 2020	$206,552
Year ending March 31, 2021	145,108
Year ending March 31, 2022	32,407
Year ending March 31, 2023	6,150
Year ending March 31, 2024 and thereafter	1,614
$391,831

Rental expenses totaled $195,686 and $122,741 for the years ended March 31, 2019 and 2018, respectively.

2)	Purchase Commitments

As of March 31, 2019, Hunan Ruixi entered a purchase contract with an automobile dealer for the purchase of a total 50 automobiles in the aggregate purchase price of approximately $0.3 million.

Subsequent to March 31, 2019 through the date of issuance of these financial statements, Hunan Ruixi entered into another six purchase contracts with automobile dealers for the purchase of a total 226 automobiles in the aggregate purchase price of approximately $2.7 million. Yicheng Financial Leasing Co., Ltd., a wholly owned subsidiary of the Company formed in May 2019, entered into two purchase contracts with automobile dealers for the purchase of a total 450 automobiles in the aggregate purchase price of approximately $4.8 million. These transactions will be completed in 2019.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	SEGMENT INFORMATION

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

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the year ended March 31, 2019:

	For the Years Ended March 31, 2019
	Online Lending Services	Automobile Transaction and Related Services	Unallocated	Consolidated
Revenues	$369,956	$2,551,107	$-	$2,921,063
Income / (Loss) from operations	$(3,378,157)	$87,890	$(1,158,645)	$(4,448,912)
Loss before income taxes	$(3,358,842)	$(9,942)	$(1,151,836)	$(4,520,620)
Net loss	$(3,358,842)	$(31,847)	$(1,151,836)	$(4,542,525)

Details of the Company's revenue by segment are set out in Note 2(p).

As of March 31, 2019, the Company’s total assets were comprised of $1,695,391 for online lending services, $7,580,070 for automobile transaction and related services, and $3,038,674 unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,950,347	$10,961,071
Due from investors	1,900,000	-
Prepayments, receivables and other assets	208,327	39,964
Escrow receivable	600,000	-
Total Current Assets	4,658,674	11,001,035

Other Assets
Prepayments for intangible assets	280,000	-
Escrow receivable	-	1,200,000
Investments in subsidiaries	3,726,240	830,562
Total Assets	$8,664,914	$13,031,597

LIABILITIES AND EQUITY
Total Liabilities	$282,172	$152,927

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 25,945,255 shares issued and outstanding at March 31, 2019 and 2018)	2,595	2,588
Additional paid-in capital	23,833,112	23,611,512
Accumulated deficit	(15,031,538)	(10,481,669)
Accumulated other comprehensive loss	(428,771)	(253,761)
Total Stockholders’ Equity	8,375,398	12,878,670

Noncontrolling interests	7,344	-
Total Equity	8,382,742	12,878,670
Total Liabilities and Equity	$8,664,914	$13,031,597

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	PARENT-ONLY FINANCIALS (CONTINUED)

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2019	2018
General and administrative expenses	$(1,098,416)	$(204,864)
Other income, net	6,810	-
Equity of losses in subsidiaries	(3,450,919)	(9,654,108)
Net loss	(4,542,525)	(9,858,972)
Net income attributable to noncontrolling interests	(7,344)	-
Foreign currency translation adjustment	(175,010)	854,001
Comprehensive loss attributable to stockholders	$(4,724,879)	$(9,004,971)

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(4,542,525)	$(9,858,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of losses of subsidiaries	3,450,919	9,654,108
Changes in operating assets and liabilities:
Prepayments, receivables and other assets	(168,362)	(39,964)
Accrued expenses and other liabilities	129,090	81,927
Cash Flows Used in Operating Activities	(1,130,948)	(162,901)

Cash Flows from Investing Activities:
Deposits in intangible assets	(280,000)	-
Working capital contribution for subsidiaries	(6,300,000)	-
Cash Flows Used in Investing Activities	(6,580,000)	-

Cash Flows from Financing Activities:
Net Proceeds from issuance of common stock in initial public offering	-	9,641,604
Proceeds from exercise of the underwriter’s overallotment option	-	1,411,368
Proceeds borrowed from stockholders	154	71,000
Repayment of borrowing to stockholders	(1,900,000)	-
Release of escrow	600,000	-
Cash Flows (Used in) Provided by Financing Activities	(1,299,846)	11,123,972
Net (decrease) increase in cash and cash equivalents	(9,010,724)	10,961,071
Cash and cash equivalents, beginning of the year	10,961,071	-
Cash and cash equivalents, end of the year	$1,950,347	$10,961,071

Supplemental Cash Flows Information:
Income tax paid	$-	$-
Interest paid	$-	$-

Non-cash Investing and Financing Activities:
IPO issuance costs net against additional paid-in capital	$-	$1,264,628
Escrow in connection with IPO	$-	$1,200,000
IPO expenses paid by the Company’s stockholders	$70,687	$67,277

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	PARENT-ONLY FINANCIALS (CONTINUED)

a)	Basis of presentation

The condensed financial information of Senmiao Technology Limited, has been prepared using the same accounting policies as set out in the consolidated financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted by reference to the consolidated financial statements.

b)	Investments in subsidiaries and equity of loss in subsidiaries

The investments in subsidiaries consist of investments in Senmiao Consulting and Hunan Ruixi. The equity losses in subsidiaries consist of equity loss in Senmiao Consulting and Hunan Ruixi.

c)	Stockholders’ equity

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	PARENT-ONLY FINANCIALS (CONTINUED)

(c)	Stockholders’ equity (continued)

On July 31, 2018, the board of directors of the Company approved the issuance of 5,000 RSUs to each of the five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2019. Total RSUs granted to the five directors were 25,000 for an aggregate fair value of $117,750. Pursuant to the Award Agreements signed by the Company and each director on August 3, 2018, the RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the Award Agreements, provided that the director remains in service as a director through the applicable vesting date. Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the year ended March 31, 2019. The Company has an aggregate of 11,250 of unrecognized RSUs as of March 31, 2019 to be expensed over a weighted average period of six months. Total compensation expense for the year ended March 31, 2019 was approximately $44,200.

19.	SUBSEQUENT EVENTS

1)	Formation of a new subsidiary

The Company formed a wholly owned subsidiary, Yicheng Financial Leasing Co., Ltd. ("Yicheng”), with a registered capital of $50 million in Chengdu in May 2019. Yicheng obtained its business licenses of automobiles sale and financial leasing on May 5, 2019. Yicheng has been engaged in automobile sales since June 2019.

2)	Entry into a material definitive agreement

On May 16, 2019, Jinkailong entered into a business cooperation agreement (the “Intercity Agreement”) with Sichuan Feiniu Automobile Transportation Co., Ltd. (“Feiniu”), a provider of intercity passenger transportation and freight logistics services.

Pursuant to the Intercity Agreement, among other things and subject to the terms and conditions contained therein, Jinkailong agreed to provide automobile and driver sourcing as Feiniu’s exclusive business partner for Feiniu’s intercity carpool business in Chengdu, Sichuan Province, China from May 16, 2019 to May 15, 2022. In return, Feiniu agreed to pay Jinkailong 30% of the consulting service fee Feiniu receives under the Didi Agreement for the proportion of automobiles supplied by Jinkailong. For any delay in payment, Feiniu shall pay to Jinkailong a daily penalty fee of 0.01% of its monthly payment to Jinkailong. In addition, during the term of the Intercity Agreement, Jinkailong agreed to refer no less than 30% of its customers to subscribe Feiniu’s automobile management services, including automobile purchase, title registration, insurance purchase and financing.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS (CONTINUED)

3)	Employment agreement with Mr. Xi Wen

On May 26, 2019, the board of directors of the Company approved a compensation package (“Compensation Arrangement”) for Xi Wen, Chief Executive Officer of the Company and Executive Director of Sichuan Senmiao. On May 27, 2019, the Company and Mr. Wen entered into an employment agreement (the “Employment Agreement”) to memorialize the Compensation Arrangement and the other terms of Mr. Wen’s continuing employment with the Company and Sichuan Senmiao.

Under the Compensation Arrangement, Mr. Wen is entitled to (i) an annual salary of US$100,000 for his service as Chief Executive Officer of the Company, payable quarterly in arrears, starting upon the Company’s receipt of proceeds from a financing of at least $1,000,000; (ii) an annual salary of RMB 600,000 (approximately US$86,877) for his service as the Executive Director for Sichuan Senmiao, payable monthly in arrears starting upon the Company’s receipt of proceeds from a financing of at least $1 million; and (iii) a cash bonus of up to US$50,000 for his services as Chief Executive Officer of the Company for the fiscal year ending March 31, 2020 upon satisfaction of the performance targets as reviewed by the Compensation Committee.

Under the Employment Agreement, Mr. Wen is entitled to the compensation as described above, and is also entitled to participate in the Company’s equity incentive plans and other Company benefits (including health insurance, vacation and expense reimbursement), each in accordance with the Company’s policies as determined by the board of directors from time to time. The Employment Agreement has an initial term of three years and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

4)	Closing of a registered direct offering

On June 21, 2019, the Company closed a registered direct public offering of an aggregate of 1,781,361 shares of common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock. The Company sold the shares of common stock at a price of $3.38 per share. The Company received gross proceeds from the offering, before deducting estimated offering expenses payable by the Company, of approximately $6,000,000.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2019 due to the following material weaknesses:

•	We had insufficient financial reporting and accounting with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements;

•	We did not have comprehensive accounting policies and procedures manual in accordance with U.S. GAAP;

•	We did not have proper procedures in place to identify certain related party transaction;

•	We did not have effective entity level control;

•	We did not have sufficient resources with technical competency to review and record non-routine or complex transactions; and

•	We did not obtain proper board approval on a material agreement in time.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring a consulting firm to help us renew and improve our framework of internal controls, including setting up risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness, preparing manual of internal control, tracing rectifications and performing control testing;
(ii)	recruiting qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions;
(iii)	hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;
(iv)	hiring internal audit staffs, improving the internal audit function, internal control policies and monitoring controls;
(v)	investing in technology infrastructure to support our financial reporting function;
(vi)	improving the communication between management, board of directors and chief financial officer; and
(vii)	reporting all material and non-routine transactions to the board of directors and obtain proper approval timely.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	36	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	31	Chief Financial Officer and Treasurer
Chunhai Li	34	Chief Technology Officer
Haitao Liu	47	Chief Executive Officer of Sichuan Senmiao
Xiaojuan Lin	54	Director
Trent D. Davis	50	Director
Sichun Wang	31	Director
Jie Gao	40	Director

Xi Wen has been serving as President, Secretary and Director of the Company since June 2017, was appointed chairman of the board on July 20, 2017 and our Chief Executive Officer on August 1, 2018. Mr. Wen has over 10 years of experience in finance and investment management. He has been serving as Executive Director of Sichuan Senmiao since February 2017, in charge of all aspects of Senmiao's online lending platform operations. Immediately prior to joining Senmiao, Mr. Wen served as a director of Chenghexin, where he was responsible for overseeing the operations of the Aihongsen lending platform from May 2015 to February 2017. He also founded Chengdu Fubang Zhuoyue Investment Co. in September 2013 and served as General Manager until May 2015. From January 2009 to August 2013, Mr. Wen was the General Manager of Chengdu Haiyuan Trading Co., Ltd., in charge of the company’s daily operations. Mr. Wen holds a Bachelor’s degree in Business and Economics from Manchester Metropolitan University in Manchester, United Kingdom. Mr. Wen is qualified to serve on our board of directors due to his knowledge of our businesses and expertise in business management, finance and investment.

Xiaoyuan Zhang has been serving as our Chief Financial Officer since September 17, 2018. She previously served as Senior Auditor and Assurance Manager of Ernst & Young Hua Ming LLP, Chengdu Branch, from October 2010 to September 2018 where she participated in audits of several public companies listed in China, Hong Kong and Singapore, as well as large state-owned and foreign investment enterprises. Ms. Zhang received her dual bachelor’s degrees in accounting and law from Southwestern University of Finance and Economics in Chengdu, China. Ms. Zhang is an intermediate accountant and a Certified Public Accountant of the Chinese Institute of Certified Public Accountants.

Chunhai Li has been serving as the Chief Technology Officer of the Company since July 20, 2017 and Chief Technology Officer of Sichuan Senmiao since September 2016. Before joining Sichuan Senmiao, he was the Director of Research and Development of Beijing Huashengtiancheng Technology Co., Ltd. from October 2014 to August 2016, where he was in charge of the development of bank data platform and team management. Prior to that, he was the Director of Research and Development at Zhongkesanyang (Beijing) Technology Co., Ltd. from February 2013 to September 2014, primarily responsible for the organization of the company and technology team as well as management of technology and operations. From October 2007 to February 2013, he was the project manager for online banking at Beijing Yuxinyicheng Technology Co., Ltd., where he participated in and managed the online banking projects for many banks. Mr. Li received his bachelor's degree in computer science from University of Electronic Science and Technology of China.

Haitao Liu has been serving as the Chief Executive Officer of Sichuan Senmiao since August 1, 2018. Mr. Liu previously served as Chief Executive Officer of Shenzhen Qianhai Tuteng Internet Financial Services Co., Ltd., a peer-to-peer online lending company specialized in auto loans, from May 2015 to April 2018. Prior to that, he served as the Deputy General Manager of Chengdu High-Tech Zone Xingrui Microfinance Co., Ltd., a company offering loans to small businesses and individuals, from May 2012 to April 2015, as the Chief Financial Officer of Sichuan Information Industry Co., Ltd., an information technology company, from July 2006 to May 2012, and as the Deputy General Manager of Sichuan Zhongxin Hengde CPA Co., Ltd. from June 2000 to July 2006. He also served as a civil servant in Chenghua District People’s Government of Chengdu from June 1993 to June 2000. Mr. Liu received a master’s degree in EMBA (Finance) from Southwestern University of Finance and Economics, a bachelor’s degree in Business Administration from Southwest Jiaotong University and an associate degree in Commercial Economy from Southwestern University of Finance and Economics in China.

Xiaojuan Lin has been a director of the Company since July 20, 2017. Since March 2011, Ms. Lin has been the legal representative and Executive General Manager of Hunan Dinchengtai Investment Co. Ltd. She previously served as Deputy General Manager and Finance Manager of Hunan Xinhongxin Group from April 2004 to February 2010 where she was in charge of the group's finance, tax and accounting matters. From August 2000 to March 2004, Ms. Lin served as Finance Manager for Northwest Region at Tianjin Jiashijian Commercial Group, where she managed the group's finance, tax and accounting matters. She also acted as Budgeting and Accounting Manager of Cygent Hotel from 1986 to 2000. Ms. Lin holds a Bachelor’s degree in Statistics from Hunan Finance University in Hunan, China. She is a Certified Public Accountant in China. Ms. Lin is qualified to serve on our board of directors due to her expertise in accounting and finance.

Trent D. Davis has been a director of the Company since March 21, 2018. Mr. Davis is currently the Chief Executive Officer of Paulson Investment Company, LLC, which is a boutique investment firm specializing in private equity offerings for small to mid-cap markets and Vice Chairman and Lead Director of Eastside Distilling Inc. (Nasdaq: EAST), a manufacturer of high-quality, master-crafted spirits. Formerly, from December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small to midsize companies. As the Lead Independent Director Dataram Corporation (Nasdaq: DRAM), which develops, manufactures, and markets memory products primarily used in enterprise servers and workstations worldwide, from July 2015 to April 2017, Mr. Davis helped the company successfully complete the reverse merger with U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (Nasdaq: COOL), an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world. From November 2013 until July 2014, Mr. Davis served as the President and Director of Paulson Capital Corp. (Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines (Nasdaq: VBIV). He went on to serve as a member of its Board of Directors and Audit Committee until May 2016. Mr. Davis was also the Chief Executive Officer of Paulson Investment Company, LLC, a subsidiary of Paulson Capital Corp, from July 2005 to October 2014, and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from University of Portland. Mr. Davis is qualified to serve on our board of directors because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Sichun Wang has been a director of the Company since November 8, 2018. Ms. Wang has served as the senior investment manager and financial controller of SWHY SDH Equity Investment Management, an equity investment and management company, since October 2016, where she leads the financial department of the company and participated in several pre-initial-public offering, mergers and acquisitions and secondary offering projects. From February 2016 to April 2016, she served as the trust manager of JIC Trust Company Limited, a trust and financial company. Prior to that, Ms. Wang served as the assistant manager of KPMG Huazhen from September 2011 to January 2016, where she participated in audits of multiple companies and achieved Bravo Award for outstanding performance. Ms. Wang received her Bachelor of Arts degree in accounting with honors from Michigan State University in East Lansing, MI. She is a Certified Public Accountant in China. Ms. Wang is qualified to serve on our board of directors due to her expertise in accounting and auditing and her experience with capital market and corporate financing.

Jie Gao has served as a director of the Company since November 8, 2018. She has been the general manager of Hunan Ruixi Financial Leasing Co., Ltd., a financial leasing services company, since February 2018. She has also served as the executive director of Hunan Ruixi Automobile Leasing Co., Ltd., an automobile leasing company and a wholly owned subsidiary of Hunan Ruixi, since April 2018. Prior to that, she was the executive director of Guangdong Hu Mao Sheng Tang Fund Management Co., Ltd., a fund management company, from May 2017 to January 2018, where she was responsible for the establishment and management of the finance and investment department. She served as the project director of finance and investment department of Resgreen Biotechnology Group Co., Ltd., a biotechnology company, from October 2003 to March 2017. Before that, she also served in administrative positions in electronic technology companies in Changsha, Hunan, China. She received an associate’s degree in hotel secretary from Hunan University of Commerce in Changsha, Hunan, China. Ms. Gao is qualified to serve on our board of directors due to her experience in business management, investment and finance.

Family Relationship

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other persons pursuant to which such person was selected to serve as a director or officer.

Board Committees

Our board of directors currently have an Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee. Each committee's members and functions are described below.

Audit Committee.   Our audit committee consists of Ms. Lin, Mr. Davis and Ms. Wang, and is chaired by Ms. Wang. Each of our audit committee members satisfies the “independence” requirements of the Nasdaq listing rules of and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Lin qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee.   Our compensation committee consists of Ms. Lin, Ms. Wang and Mr. Davis and is chaired by Ms. Lin. Each of the compensation committee members satisfies the “independence” requirements of the listing rules of Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee.   Our nominating and corporate governance committee consists of Ms. Lin, Ms. Wang and Mr. Davis, and is chaired by Ms. Lin. Each member of our nominating and corporate governance commit satisfies the “independence” requirements of the Nasdaq listing rules. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2019 there were no delinquent filers.

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Stock Market and the SEC. We have filed copies of our code of ethics, our audit committee charter, our compensation committee charter and our nominating committee charter as exhibits to our registration statement in connection with our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

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

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the years ended March 31, 2019 and 2018. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

Name and principal position	Year	Salary (11) ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xin Chen, Former Chief	2018	64,589	—	—	—	—	—	—	64,589
Executive Officer (1)	2019	37,372	—	—	—	—	—	—	37,372	(2)

Xi Wen	2018	15,014	—	—	—	—	—	—	15,014	(3)
Chief Executive Officer, Chairman, President and Secretary	2019	20,000	—	5,525	—	—	—	—	25,525	(4)

Rong Zhu, Former Chief Financial	2018	18,454	—	—	—	—	—	—	18,454
Officer and Treasurer (5)	2019	19,375	—	—	—	—	—	—	19,375	(6)

Xiaoyuan Zhang, Chief Financial	2018	—	—	—	—	—	—	—	—
Officer and Treasurer (7)	2019	44,027	—	—	—	—	—	—	44,027	(8)

Chunhai Li, Chief Technology	2018	18,762	—	—	—	—	—	—	18,762
Officer	2019	19,673	—	—	—	—	—	—	19,673

Haitao Liu	2018	—	—	—	—	—	—	—	—
Chief Executive Officer, Sichuan Senmiao (9)	2019	52,074	—	—	—	—	—	—	52,074	(10)

(1)	Ms. Chen resigned as Chief Executive Officer of the Company on July 31, 2018.
(2)	The amount represents the total compensation Ms. Chen received as Chief Executive Officer of the Company from April 1, 2018 through her resignation on July 31, 2018.
(3)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman. Mr. Wen did not receive any compensation for his services as President and Secretary until June 20, 2019.
(4)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman.
(5)	Ms. Zhu resigned as the Chief Financial Officer and Treasurer effective September 17, 2018.
(6)	The amount represents the total compensation Ms. Zhu received as the Company’s Chief Financial Officer and Treasurer through September 17, 2018, the effective date of her resignation.
(7)	Ms. Xiaoyuan Zhang was appointed by the Board to serve as the Chief Financial Officer and Treasurer of the Company upon the resignation of Ms. Rong Zhu.
(8)	The amount represents the total compensation Ms. Zhang received as the Company’s Chief Financial officer and Treasurer from September 17, 2018 through March 31, 2019.
(9)	Mr. Liu was appointed by the Board to serve as the Chief Executive Officer of Sichuan Senmiao upon the resignation of Ms. Xin Chen, effective August 1, 2018.
(10)	The amount represents the total compensation Mr. Liu received as the Chief Executive Officer of Sichuan Senmiao from August 1, 2018 through March 31, 2019.
(11)	Except Mr. Wen, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB6.7126 to US$1.00 for the year ended March 31, 2019 and RMB6.6269 to US$1.00 for the year ended March 31, 2018.

Employment Agreements and Potential Payments Upon Termination

Xi Wen, Chief Executive Officer, Chairman of the Board, President and Secretary

On May 27, 2019, the Company and Mr. Wen entered into an employment agreement (the “Wen Agreement”) to memorialize the compensation arrangement and the other terms of Mr. Wen’s continuing employment with the Company and Sichuan Senmiao. Under the Wen Agreement, Mr. Wen is entitled to the following compensation: (i) an annual salary of US$100,000 for his service as Chief Executive Officer of the Company, payable quarterly in arrears, starting upon the Company’s receipt of proceeds from a financing of at least $1,000,000; (ii) an annual salary of RMB 600,000 (approximately US$87,354) for his service as the Executive Director for Sichuan Senmiao, payable monthly in arrears starting upon the Company’s receipt of proceeds from a financing of at least $1 million; and (iii) a cash bonus of up to US$50,000 for his services as Chief Executive Officer of the Company for the fiscal year ending March 31, 2020 upon satisfaction of the performance targets as reviewed by the Compensation Committee.

Mr. Wen is also entitled to participate in the Company’s equity incentive plans and other Company benefits (including health insurance, vacation and expense reimbursement), each in accordance with the Company’s policies as determined by the Board from time to time. The Wen Agreement has an initial term of three years and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Pursuant to the Wen Agreement, the Company may terminate Mr. Wen’s employment for cause (as defined in the Wen Agreement), at any time, without notice. Upon a termination for cause, Mr. Wen will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and his right to all other benefits will terminate, except as required by any applicable law.

The Company may also terminate Mr. Wen’s employment without cause upon 30 days’ advance written notice. In the case of such a termination by the Company, the Company is required to provide the following severance payments and benefits to Mr. Wen: (1) a lump sum cash payment equal to three (3) months of the base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company’s health plans for three (3) months following the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Mr. Wen.

In addition, if the Company or its successor terminates the Wen Agreement upon a merger, consolidation, or transfer or sale of all or substantially all of the assets of the Company with or to any other individual(s) or entity, Mr. Wen shall be entitled to the following severance payments and benefits upon such termination: (1) a lump sum cash payment equal to three months of the base salary at a rate equal to the greater of his annual salary in effect immediately prior to the termination, or his then current annual salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination; (3) payment of premiums for continued health benefits under the Company’s health plans for three months following the termination; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Mr. Wen.

Pursuant to the Wen Agreement, Mr. Wen may terminate his employment at any time with 30 days’ advance written notice without cause or if there is any significant change in his authority, duties and responsibilities or a material reduction in his annual salary. In such case, Mr. Wen will be entitled to receive compensation equivalent to three months of his base salary.

In order to receive any severance benefits under the Wen Agreement, Mr. Wen will be required to execute and deliver to the Company a general release of claims in a form reasonably satisfactory to the Board.

The Wen Agreement also contains customary restrictive covenants relating to confidentiality, non-competition and non-solicitation.

Xiaoyuan Zhang, Chief Financial Officer and Treasurer

On September 17, 2018, the Company and Ms. Zhang entered into an employment agreement (the “Zhang Agreement”). Under the Zhang Agreement, Ms. Zhang is entitled to an annual salary of RMB 540,000 (approximately $78,620) for her services as Chief Financial Officer and Treasurer of the Company. She is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. Her employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Pursuant to the Zhang Agreement, the Company may terminate Ms. Zhang’s employment for cause, at any time, without notice or remuneration, for certain acts, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to the detriment of the Company, or misconduct or a failure to perform agreed duties. In such case, Ms. Zhang will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and her right to all other benefits will terminate, except as required by any applicable law. The Company may also terminate Ms. Zhang’s employment without cause upon 30 days’ advance written notice. In such case of termination by the Company, the Company is required to provide the following severance payments and benefits to Ms. Zhang: a cash payment of one month of base salary as of the date of such termination for each year (which is any period longer than six months but no more than one year) and a cash payment of half month of base salary as of the date of such termination for any period of employment no more than six months, provided that the total severance payments shall not exceed twelve months of base salary.

Pursuant to the Zhang Agreement, Ms. Zhang may terminate her employment at any time with 30 days’ advance written notice if there is any significant change in her duties and responsibilities or a material reduction in her annual salary. In such case, Ms. Zhang will be entitled to receive compensation equivalent to 3 months of her base salary. In addition, if the Company or its successor terminates the Zhang Agreement upon a merger, consolidation, or transfer or sale of all or substantially all of the assets of the Company with or to any other individual(s) or entity, Ms. Zhang shall be entitled to the following severance payments and benefits upon such termination: (1) a lump sum cash payment equal to 3 months of base salary at a rate equal to the greater of her annual salary in effect immediate1y prior to the termination, or her then current annua1 salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of target annual bonus for the year immediately preceding the termination; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months fo1lowing the termination; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Ms. Zhang.

The Zhang Agreement also contains customary restrictive covenants relating to confidentiality, non-competition and non-solicitation.

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

Mr. Li may terminate his employment at any time with 30 days' advance written notice if there is any significant change in his duties and responsibilities or a material reduction in his annual salary. In such case, Mr. Li will be entitled to receive compensation equivalent to three months of his base salary.

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

Mr. Li also serves as Chief Technology Officer of Sichuan Senmiao pursuant to an employment agreement with Sichuan Senmiao for a term of three years ending September 12, 2019. Mr. Li receives an annual salary of RMB 122,004 (approximately US$17,763) for his services and is entitled to benefits under PRC government statutory employee benefit plans.

Haitao Liu, Chief Executive Officer of Sichuan Senmiao

Mr. Liu serves as the Chief Executive Officer of Sichuan Senmiao pursuant to his employment agreement with Sichuan Senmiao, dated August 1, 2018. The term of his employment is for one year, subject to a one-month probation period. He is entitled to a monthly salary of RMB 45,000 (approximately US$6,551) except that he will receive RMB 36,000 (approximately US$5,241) for his probation period. The employment may be terminated (i) by mutual consent, (ii) immediately for cause by Sichuan Senmiao, (iii) for incapacity after non-work related illness or injury by Sichuan Senmiao with a 30-day prior written notice or a one-month salary as severance payment, (iii) by a 30-day prior written notice from Mr. Liu and a three day prior notice during the probation period, or (iv) immediately for cause by Mr. Liu. In connection with the employment agreement, Mr. Liu and Sichuan Senmiao entered into a confidentiality agreement, pursuant to which Mr. Liu agreed not to release or disclose Sichuan Senmiao's confidential information.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the outstanding equity awards of each of the named executive officers as of March 31, 2019:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Xi Wen	3,750	$16,500	-	-

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving non-executive directors for the fiscal year ended March 31, 2019:

	Fees earned or paid in cash $	Stock awards $	Option awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $
Xiaojuan Lin(3)	21,128	5,525	-	-	-	-	26,653
Trent Davis	41,808	5,525	-	-	-	-	47,333
Sichun Wang(1)	7,890	-	-	-	-	-	7,890
Jie Gao(1)	7,890	-	-	-	-	-	7,890
Yulei Rao(2)	11,224	5,525	-	-	-	-	16,749
Xiang Hu(2)	23,670	5,525	-	-	-	-	29,195

(1)	Director since November 8, 2018.

(2)	Director from July 20, 2017 to November 7, 2018.

(3)	Ms. Lin received her director compensation for the first half of the fiscal year in Renminbi amounting to RMB68,632 and $10,904 for the second half of the fiscal year. The Renminbi amount was translated into U.S. dollars at the exchange rate RMB6.7126 to US$1.00, the average rate used to translate statement of operations items for the year ended March 31, 2019.

(4)	Mr. Hu received his director compensation in Renminbi amount to RMB88,353. Mr. Hu also received RMB70,536 for his services as legal representative of Sichuan Senmiao. The Renminbi amounts were translated into U.S. dollars at the exchange rate RMB6.7126 to US$1.00, the average rate used to translate statement of operations items for the year ended March 31, 2019.

Each of our directors receives an annual retainer of $20,000 except that Mr. Trent receives an annual retainer of $40,000. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

On August 3, 2018, our board of directors approved the grant of 5,000 restricted stock units (the “RSUs”) to each of its directors then in office as part of their compensation for the fiscal year ended March 31, 2019. The RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the RSU agreement, provided that the director remains in service as a director through the applicable vesting date. RSUs will be settled by the Company's issuance of a share of common stock in certificated or uncertificated form upon the earlier of a (i) change in control and (ii) the director’s cessation as a director of the Company due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the director’s death or disability.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this Report, there were 27,726,615 shares of common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors and director nominee, (ii) each of our executive officers, (iii) all of our directors, director nominee and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	10,575,000	38.1%
THS Investment Group Limited (3)	1,687,500	6.1%
HSM Investment Group Limited (4)	1,912,500	7.0%
HSA Investment Group Limited (5)	2,475,000	8.9%
Officers and Directors
Xiaoyuan Zhang	—	—
Haitao Liu	—	—
Chunhai Li	—	—
Xi Wen (6)	1,122,750	4.1%
Xiaojuan Lin	—	—
Trent D. Davis	—	—
Xiaoyuan Zhang	—	—
Jie Gao	—	—
Sichun Wang	—	—
Xin Chen (7)	—	—
Rong Zhu (7)	—	—
All directors and executive officers as a group (nine individuals)	1,122,750	4.1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.
(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 10,575,000 shares of common stock of the Company.
(3)	The natural person who exercises voting and dispositive power over the shares held by THS Investment Group Limited is Aiming Hu, who is the parent of Xiang Hu.
(4)	The natural person who exercises voting and dispositive power over the shares held by HSM Investment Group Limited is Chan Wang.
(5)	The natural person who exercises voting and dispositive power over the shares held by HSA Investment Group Limited is Wuyong Luo.
(6)	Includes 1,122,750 shares of common stock of the Company held in the name of Mr. Wen’s spouse.
(7)	Former executive officer of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Management and pre-IPO stockholders of the Company have invested in loans through our online lending platform using their personal funds. We received service fees from these parties in the amount of $530 and $1,363, respectively, for the years ended March 31, 2019 and 2018.

In December 2017, the Company entered into loan agreements with Xiang Hu and Jun Wang, beneficial owners of its common stock, who granted to the Company a line of credit of approximating $955,000 and $159,000, respectively, for five years. The lines of credit were non-interest bearing, effective from January 2017. The largest aggregate loan amount outstanding during the year ended March 31, 2019 was $955,000 and $159,000, respectively. During the year ended March 31, 2019, the Company repaid $500,000 to Xiang Hu.

During the year ended March 31, 2019, we paid listing expenses and stamp taxes on behalf of Xiang Hu and June Wang who agreed to pay part of our IPO expenses, in the amount of $62,806 and $7,881, respectively. We accounted for those expenses as a deduction against the amount due to the stockholders. As of March 31, 2019, the outstanding balance due to Xiang Hu and Jun Wang was $972,814 and $107,233, respectively.

During the year end March 31, 2017, we entered into two office lease agreements with Hong Li, a shareholder of Sichuan Senmiao. For the year ended March 31, 2019 and 2018, we paid an aggregate of $200,147 in rent to the shareholder.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunna Dingchentai Investment Co., Ltd. (“Dingchengtai”), a company where Ms. Xiaojuan Lin, our independent director, serves as legal representative and general manager. The term of the lease agreement is from November 1, 2018 to October 31, 2023 and the rent is approximately $44,250 per year, payable on a quarterly basis. For the year ended March 31, 2019, Hunan Ruixi paid $13,597 in rent to Dingchentai. This lease agreement was terminated on July 1, 2019.

Before the acquisition of Hunan Ruixi, five related parties of Jinkailong have borrowed funds through the Company’s online P2P lending platform and then loaned the money to Jinkailong. The table below sets forth the detailed information on the transactions and related parties.

Name of related parties	Relationship with the Company	Loan amount	Outstanding balance as of March 31, 2019
Chengdu Mashangchuxing Automobile Leasing Co., Ltd.	An entity controlled by Ms. Xi Yang and Mr. Yiqiang He (i)	149,529	148,989
Sichuan Yudinxin Huanya Technology Co., Ltd.	An entity over which Ms. Xi Yang owns 45% shareholding and exercises significant influence	149,529	148,989
Chengdu Laobingchuxing Automobile Leasing Co., Ltd.	An entity controlled by Ms. Xi Yang	149,529	-
Sichuan Dinhengxin Automobile Services Co., Ltd.	Ms. Xi Yang	149,529	-
Chengdu Jinkailong Automobile Sales Co., Ltd.	An entity controlled by Mr. Xiaoliang Chen (ii)	149,529	-

(i) Mr. Yiqiang He is a principal shareholder of Jinkailong. Ms. Xi Yang is his spouse.

(ii) Mr. Xiaoliang Chen is a principal shareholder of Jinkailong.

The largest aggregate loan amount of principal outstanding during the year ended March 31, 2019 was $747,647. During the year ended March 31, 2019, the Company repaid an aggregate of $442,132 to three of them. These loans bore interest rates ranging from 7.68% to 8.22% per annum and the aggregate interest expense for these loans during the year ended March 31, 2019 was $7,047.

Before the acquisition of Hunan Ruixi, Jinkailong borrowed an aggregate of $88,961 from the online P2P lending platform of Sichuan Senmiao which was paid in full in February 2019. The loan had interest rate of 8.22% per annum and the interest expense for the year ended March 31, 2019 was $3,863.

Our audit committee must review and approve any related person transaction we propose to enter into which would need to be disclosed under Item 404(a) of Regulation S-K. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders.

Director Independence

Our board of directors has determined that each of Mr. Davis, Ms. Lin and Ms. Wang qualifies as an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2019 and 2018.

Fee Category	Fiscal Year Ended March 31, 2019	Fiscal Year Ended March 31, 2018
Audit Fees (1)	$212,664	$115,000
Audit-Related Fees(2)	$35,178	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

Policy on Pre-Approval of Audit Services

Our audit committee pre-approves all services, including both audit and non-audit services, provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	(1)	The Financial Statements in Item 8 herein; and

	(2)	Index to the Financial Statements in Item 8 herein.

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Form of Series A Warrant, Incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.2	Form of Series B Warrant, Incorporated herein by reference to Exhibit 4.2 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.3	Form of Placement Agent Warrant, Incorporated herein by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

10.1	Exclusive Business Cooperation Agreement, dated September 18, 2017, by and between Sichuan Senmiao Zecheng Business Consulting Co., Ltd. and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.2	Form of Equity Interest Pledge Agreement by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.3	Exclusive Option Agreement, dated September 18, 2017, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.4	Form of Power of Attorney, incorporated herein by reference to Exhibit 10.4 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.5	Timely Reporting Agreement, dated September 18, 2017, by and between Sichuan Senmiao Ronglian Technology Co., Ltd. and the Company, incorporated herein by reference to Exhibit 10.5 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.6	Form of Financial Intermediary Service Contract, incorporated herein by reference to Exhibit 10.6 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.7	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Senmiao Consulting, as tenant, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.8	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Sichuan Senmiao, as tenant, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.9	Employment Agreement, dated August 1, 2018, by and between Sichuan Senmiao and Haitao Liu, incorporated herein Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.10	Form of Loan and Security Agreement, incorporated herein by reference to Exhibit 10.14 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.11	Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.12	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.13	Loan Agreement, effective January 1, 2017, by and between Xiang Hu and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.22 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.14	Loan Agreement, effective January 1, 2017, by and between Jun Wang and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.23 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.15	Fund Deposit Service Agreement, dated April 8, 2018, by and between Senmiao Technology Limited and Sichuan XW Bank Co., Ltd., incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 12, 2018

10.16	Investment and Equity Transfer Agreement, dated as of November 21, 2018, by and among Senmiao Technology Limited, Hunan Ruixi Financial Leasing Co., Ltd., Hunan Ruipin Cultural Industry Co., Ltd., Luziyun International Group (Southeast Asia) Shares Limited and Chengdu Little Monkey Information and Technology Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2018.

10.17	Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated August 26, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.18	Amendment to Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated October 16, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.19	Collaboration Agreement, dated December 11, 2018, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.20	Collaboration Agreement, dated December 17, 2018, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.21	Consulting Service Agreement, dated October 23, 2018, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.22	Voting Agreement, dated August 26, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.23	Amendment to the Voting Agreement, dated November 11, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019.

10.24	Intercity Carpool Business Cooperation Agreement, dated as of May 16, 2019, by and between Sichuan Feiniu Automobile Transportation Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 21, 2019.

10.25	Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 on that Current Report on Form 8-K filed by the Company with the Commission on May 30, 2019.

10.26	Employment Agreement, dated as of September 17, 2018, by and between the Company and Xiaoyuan Zhang, incorporated herein by reference to Exhibit 10.1 on that Current Report on Form 8-K filed by the Company with the Commission on September 20, 2018.

10.27	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 on that Current Report on Form 8-K filed by the Company with the Commission on June 18, 2019.

10.28	Form of Lock-Up Agreement, incorporated herein by reference to Exhibit 10.2 on that Current Report on Form 8-K filed by the Company with the Commission on June 18, 2019.

10.29	Form of Leak-Out Agreement, incorporated herein by reference to Exhibit 10.3 on that Current Report on Form 8-K filed by the Company with the Commission on June 18, 2019.

10.30	Form of Hunan Ruixi Financial Leasing Contract*

10.31	Form of Hunan Ruixi Service Agreement*

10.32	Form of Jinkailong Automobile Affiliation Agreement*

10.33	Property Leasing Contract, dated as of October 31, 2018, by and between Hunan Dingchentai Investment Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd.*

10.34	Parking Lot Lease, dated as of January 9, 2019, by and between Chengdu Taozhi Parking Management Service Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd.*

10.35	Lease, dated as of September 29, 2018, by and between Sichuan EFOX Construction Engineering Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd.*

10.36	Office Lease, dated as of December 12, 2018, by and between Pan Feng and Sichuan Jinkailong Automobile Leasing Co., Ltd.*

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

21.1	List of Subsidiaries*

23.1	Consent of Friedman LLP*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 3, 2019	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
Xi Wen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Xiaoyuan Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	July 3, 2019
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	July 3, 2019
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	July 3, 2019
Trent Davis

/s/ Xiaojuan Lin	Director	July 3, 2019
Xiaojuan Lin

/s/ Sichun Wang	Director	July 3, 2019
Sichun Wang

/s/ Jie Gao	Director	July 3, 2019
Jie Gao

