Form 10-Q
period 2019-06-30
Senmiao Technology Ltd
filed 2019-08-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AIHS	The NASDAQ Stock Market LLC

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

As of August 13, 2019, there were 28,227,085 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management's current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies;
•	our future business development, financial condition and results of operations;
•	the expected growth and heavy regulation of the credit industry, and marketplace lending in particular, in China;
•	the growth of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth of China’s ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and financing services business;
•	our relationships with our business partners;
•	competition in our industries;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant government policies and regulations relating to our industries.

You should read this Report and the documents that we refer to in this Report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this Report and our other reports filed with the SEC include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Report also contains statistical data and estimates that we obtained from industry publications and reports generated by third-parties. Although we have not independently verified the data, we believe that the publications and reports are reliable. The market data contained in this Report involves a number of assumptions, estimates and limitations. The ride-hailing and automobile financing markets in China may not grow at the rates projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our common stock. If any one or more of the assumptions underlying the market data turns out to be incorrect, actual results may differ from the projections based on these assumptions. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein or our other reports filed with the SEC. You should not place undue reliance on these forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,438,125	$5,020,510
Accounts receivable, net	1,849,418	326,181
Inventories	2,536,026	1,508,244
Finance lease receivables, net, current portion	270,156	10,254
Prepayments, receivables and other assets, net	4,164,628	3,793,468
Escrow receivable due within one year	600,000	600,000
Due from related parties	150,595	140,498
Total Current Assets	15,008,948	11,399,155

Property and equipment, net	470,408	125,885

Other Assets
Right-of-use assets	342,549	-
Intangible assets, net	315,130	296,091
Prepayment for intangible assets	745,628	470,706
Accounts receivable	389,980	-
Finance lease receivables, net	581,980	22,298
Total Other Assets	2,375,267	789,095

Total Assets	$17,854,623	$12,314,135

LIABILITIES AND EQUITY
Current Liabilities
Borrowings from financial institutions	$214,213	$219,157
Borrowings from third parties	145,628	476,765
Accounts payable	446,109	-
Advance from customers	106,796	38,996
Income tax payable	117,400	21,905
Accrued expenses and other liabilities	1,857,802	1,500,803
Due to stockholders	1,031,159	1,080,047
Due to related parties and affiliates	551,962	415,931
Lease liabilities	191,340	-
Derivative liabilities	4,156,147	-
Total Current Liabilities	8,818,556	3,753,604

Other Liabilities
Borrowings from financial institutions, noncurrent	126,375	177,789
Lease liabilities, non-current	129,232	-
Total Other Liabilities	255,607	177,789

Total liabilities	9,074,163	3,931,393

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 27,726,615 and 25,945,255 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively)	2,773	2,595
Additional paid-in capital	24,822,307	23,833,112
Accumulated deficit	(15,609,898)	(15,031,538)
Accumulated other comprehensive loss	(486,718)	(428,771)
Total Stockholders' Equity	8,728,464	8,375,398

Noncontrolling interests	51,996	7,344

Total Equity	8,780,460	8,382,742

Total Liabilities and Equity	$17,854,623	$12,314,135

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$5,094,440	$125,026
Cost of revenues	(4,022,312)	-
Gross profit	1,072,128	125,026

Operating expenses
Selling, general and administrative expenses	(1,453,074)	(972,269)
Amortization of intangible assets	(15,152)	(86,297)
Total operating expenses	(1,468,226)	(1,058,566)

Loss from operations	(396,098)	(933,540)

Other income (expense)
Other (expense) income, net	32,242	3,176
Interest expense	(37,039)	-
Change in fair value of derivative liabilities	(3,396)	-
Total other income (expense), net	(8,193)	3,176

Loss before income taxes	(404,291)	(930,364)

Income tax expenses	(101,141)	-

Net loss	(505,432)	(930,364)

Less: Net income attributable to noncontrolling interests	(72,928)	-

Net loss attributable to stockholders	$(578,360)	$(930,364)

Net loss	$(505,432)	$(930,364)

Other comprehensive loss
Foreign currency translation adjustment	(86,223)	(48,735)

Comprehensive loss	(591,655)	(979,099)

Less: Total comprehensive income attributable to noncontrolling interests	44,652	-

Total comprehensive loss attributable to stockholders	$(636,307)	$(979,099)

Weighted average number of common stock
Basic and diluted	26,121,433	25,879,400

Loss per share
Basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2018
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	income (loss)	interest	Total equity
BALANCE, March 31, 2018	25,879,400	$2,588	$23,611,512	$(10,481,669)	$(253,761)	$-	$12,878,670
Net loss	-	-	-	(930,364)	-	-	(930,364)
Foreign currency translation adjustment	-	-	-	-	(48,735)	-	(48,735)
BALANCE, June 30, 2018 (Unaudited)	25,879,400	$2,588	$23,611,512	$(11,412,033)	$(302,496)	$-	$11,899,571

	For the Three Months Ended June 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	income (loss)	interest	Total equity
BALANCE, March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net loss	-	-	-	(578,360)	-	72,928	(505,432)
Issuance of common stock in registered direct offering net of issuance costs	1,781,360	178	989,195	-	-	-	989,373
Foreign currency translation adjustment	-	-	-	-	(57,947)	(28,276)	(86,223)
BALANCE, June 30, 2019 (Unaudited)	27,726,615	$2,773	$24,822,307	$(15,609,898)	$(486,718)	$51,996	$8,780,460

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(505,432)	$(930,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	25,522	1,882
Amortization of right-of-use assets	41,326
Amortization of intangible assets	15,152	86,297
Provision for doubtful accounts	31,638	-
Change in fair value of derivative liabilities	3,396	-
Change in operating assets and liabilities
Accounts receivable	(1,949,620)	(44,967)
Inventories	(1,068,512)	-
Prepayments, receivables and other assets	(475,354)	24,241
Finance lease receivables	(825,500)	-
Accounts payable	448,927	-
Advances from customers	69,114	-
Income tax payable	96,593	-
Accrued expenses and other liabilities	389,180	(54,959)
Lease liabilities	(58,238)	-
Net Cash Used in Operating Activities	(3,761,808)	(917,870)

Cash Flows from Investing Activities:
Purchases of property and equipment	(375,077)	(11,918)
Purchase of intangible assets	-	(21,951)
Prepayment of intangible assets	(320,000)	-
Net Cash Used in Investing Activities	(695,077)	(33,869)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	5,142,124	-
Proceeds borrowed from stockholders	-	605,056
Repayments to stockholders	-	(500,784)
Borrowings from third parties	(322,406)	-
Borrowings from related parties and affiliates	168,898	-
Repayments of current borrowings from financial institutions	(47,703)	-
Net Cash Provided by Financing Activities	4,940,913	104,272

Effect of exchange rate changes on cash and cash equivalents	(66,413)	(42,412)

Net increase (decrease) in cash and cash equivalents	417,615	(889,879)
Cash and cash equivalents, beginning of period	5,020,510	11,141,566
Cash and cash equivalents, end of period	$5,438,125	$10,251,687

Supplemental Cash Flow Information
Cash paid for interest expense	$37,039	$-
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
Unpaid property and equipment purchases	$-	$6,526
IPO expenses paid by the Company’s stockholders	$-	$70,687
Right-of-use assets obtained in exchange of operating lease liabilities	$386,039	$-
Intangible assets received from prepayment	$41,033	$-
Allocation of fair value of derivative liabilities from issuance of common stock proceeds	$4,152,751	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

On November 21, 2018, the Company entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi (“Hunan Ruixi Shareholders”), pursuant to which the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the equity interest of Hunan Ruixi. The Company closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement (Note 3). As of June 30, 2019, the Company made the full cash contributions in the aggregate amount of $6,000,000 to Hunan Ruixi.

Hunan Ruixi holds automobiles sales and financial leasing licenses and has been engaged in automobile financial leasing services and automobile sales since January 2019. Hunan Ruixi also controls Jinkailong through its 35% equity interest and a voting agreement with Jinkailong’s other shareholders. Jinkailong is an automobile transaction and related services company in China, which primarily targets the drivers in the ride-hailing service sector and facilitates automobile sales and financing transactions for its clients and provides relevant after-transaction services to them. In April 2019, Ruixi Leasing began its leasing operation.

The Company formed a wholly owned subsidiary, Yicheng Financial Leasing Co., Ltd. ("Yicheng”), with a registered capital of $50 million in Chengdu in May 2019. Yicheng obtained its business licenses for automobiles sale and financial leasing on May 5, 2019. Yicheng has been engaged in automobile sales since June 2019.

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

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of June 30, 2019 and March 31, 2019 are as follows:

	June 30, 2019	March 31, 2019
	(Unaudited)
Total assets	$7,975,251	$5,214,014
Total liabilities	$9,587,942	$6,852,769

Net revenue, net loss, operating, investing and financing cash flows of the VIEs that were included in the Company's consolidated financial statements for the three months ended June 30, 2019 and 2018 are as follows:

	For the Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Net revenue	$989,049	$125,026
Income (loss) from operations	$163,021	$(399,728)
Net loss	$(15,407)	$(398,714)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of June 30, 2019 and for the three months ended June 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on July 5, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2019, its unaudited results of operations for the three months ended June 30, 2019 and 2018, and its unaudited cash flows for the three months ended June 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The reporting currency of the Company and its subsidiaries and VIEs is U.S. dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted.

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries and VIEs are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2019	March 31, 2019
Balance sheet items, except for equity accounts	6.8668	6.7119

	For the Three Months Ended June 30,
	2019	2018
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8237	6.3779

(d)	Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities and other provisions and contingencies.

(e)	Fair values of financial instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company. The three levels of valuation hierarchy are defined as follows:

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

The following table sets forth by level within the fair value hierarchy of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019:

	Carrying Value at June 30, 2019	Fair Value Measurement at June 30, 2019
	(Unaudited)	Level 1	Level 2	Level 3
Warrant liability	$4,156,147	$—	$—	$4,156,147

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2019:

June 30, 2019
Beginning balance	$-
Warrant liability recognized at issuance date on June 20, 2019	4,152,751
Change in fair value of derivative liabilities	3,396
Ending balance	$4,156,147

On June 21, 2019, the Company closed a registered direct public offering of an aggregate of 1,781,361 shares of common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock, (ii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock and (iii) placement agent warrants to purchase up to 142,509 shares of common stock.

Those Warrant shares’ strike price is denominated in US$ and the Company’s functional currency is RMB, therefore, those warrant shares are not considered indexed to the company’s own stock which should be classified as derivative liability.

The Company’s warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the issuance date) and June 30, 2019.

	June 20, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	1,116,320	142,509
Valuation date	6/20/2019	6/20/2019	6/20/2019
Exercise price	$3.72	$3.72	$3.38
Stock price	$2.80	$2.80	$2.80
Expected term(year)	4.00	1.00	4.00
Risk-free interest rate	1.77%	1.77%	1.77%
Expected volatility	86%	86%	86%

	June 30, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	1,116,320	142,509
Valuation date	6/30/2019	6/30/2019	6/30/2019
Exercise price	$3.72	$3.72	$3.38
Stock price	$2.79	$2.79	$2.79
Expected term(year)	3.98	0.98	3.98
Risk-free interest rate	1.74%	1.74%	1.74%
Expected volatility	87%	87%	87%

As of June 30, 2019 and March 31, 2019, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables and other assets, escrow receivables, due from related parties, borrowings from financial institutions, other liabilities, due to stockholders and due to related parties and affiliates, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The finance lease receivables were recorded at gross adjusted for the deferred interest income using the effective interest rate method. The Company believes that the effective interest rates underlying the finance lease receivables approximate current market rates for such finance leasing products as of June 30, 2019.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

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

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services. During the year ended March 31, 2019, the Company acquired Hunan Ruixi and Jinkailong and evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 2 (p) and 19.

(h)	Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use.

(i)	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019 and March 31, 2019, allowance for doubtful accounts amounted to $16,806 and $0, respectively.

(j)	Inventories

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

(k)	Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of June 30, 2019 and March 31, 2019, finance lease receivables consisted of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)
Gross minimum lease payments receivable	$1,145,724	$40,023
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	1,145,724	40,023
Less Allowance for uncollectible minimum lease payments receivable	-	-
Net minimum lease payments receivable	1,145,724	40,023
Estimated residual value of leased automobiles	-	-
Less: Unearned interest	(293,588)	(7,471)
Financing lease receivables, net	$852,136	$32,552
Finance lease receivables, net, current portion	$270,156	$10,254
Finance lease receivables, net, long-term portion	$581,980	$22,298

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2019 are as follows:

Minimum future payments receivable
Twelve months ending June 30, 2020	$349,128
Twelve months ending June 30, 2021	348,140
Twelve months ending June 30, 2022	329,034
Twelve months ending June 30, 2023	119,422
Total	$1,145,724

(l)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	4 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2019 and 2018, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated income statements.

(m)	Intangible assets

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Platform	7 years
Customer relationship	10 years
Software	5-7 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2019 and 2018, there was no impairment of intangible assets.

(n)	Loss per share

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

(o)	Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

(p)	Revenue recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on April 1, 2019 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

As of June 30, 2019, the Company had outstanding contracts for automobile transaction and related services amounting to $1,303,206, of which $543,209 is expected to be completed within 12 months after June 30, 2019, and $759,997 is expected to be completed after June 30, 2020.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended June 30,
	2019	2018
Automobile Transaction and Related Services
- Revenues from sales of automobiles	$3,980,111	$-
- Service fees from automobile purchase services	656,326	-
- Facilitation fees from automobile transactions	101,499	-
- Service fees from management and guarantee services	86,815	-
- Financing revenues	14,143	-
- Other service fees	173,669	-
Online Lending Services
- Transaction fees from borrowers	56,975	115,864
- Service fees from investors	13,544	9,162
- Website development revenues	11,358	-
Total revenues	$5,094,440	$125,026

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

Service fees from management and guarantee services – Over 95% of the Company’s customers have been drivers of Didi Chuxing Technology Co., Ltd., the largest ride-hailing service platform in China since the acquisition of Hunan Ruixi. The drivers sign affiliation agreements with the Company, pursuant to which the Company provides them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. The Company recognizes revenue over the affiliation period when performance obligations are completed.

Financing revenues – Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements is recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Lease

On April 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”). The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements, that would have been previously accounted for as operating leases, to be classified and accounted for as sales-type leases with a corresponding up-front recognition of automobile sales revenue when the lessee obtained control over the automobile.

The two primary accounting provisions the Company uses to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobile included in arrangements meeting these conditions are accounted for as sales-type leases. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

The Company excludes from the measurement of its lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

The Company consider the economic life of most of the automobiles to be three to four years, since this represents the most common lease term for its automobiles and the automobile will be used for ride-hailing services. The Company believes three to four years is representative of the period during which an automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

A portion of the Company’s direct sales of automobile to end customers are made through bundled lease arrangements which typically include automobile, services (automobile purchase services, facilitation services, and management and guarantee services) and financing components where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement and the financing components. Lease deliverables include the automobile and financing, while the non-lease deliverables generally consist of the services and repayment of advanced fees made on behalf of its customers. The Company considers the fixed payments for purposes of allocation to the lease elements of the contract. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed lease payments that the customer is obligated to make over the lease term. Amounts allocated to the automobile and financing elements are then subjected to the accounting estimates under ASC 842 to ensure the values reflect standalone selling prices. The remainder of any fixed payments are allocated to non-lease elements (automobile purchase services, facilitation fees, and management and guarantee services), for which these revenues are recognized in a manner consistent with the guidance for service fees from automobile purchase services, facilitation fees from automobile transactions, and service fees from management and guarantee services as discussed above.

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassess its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2019, the Company's pricing interest rate was 6.0% per annum.

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

Service fees – The Company charges investors service fees on their actual return of investment (interest income). The Company generally receives the service fees upon the investors’ receipt of their investment returns. The Company recognizes revenue when loans are repaid and investors receive their investment income.

Website development revenues – Revenue allocated to website development services is recognized as the service is performed over time using the Company’s efforts or inputs to the satisfaction of a performance obligation using an input measure method, under which the total value of revenue is recognized on the basis of the percentage that total cost to date bears to the total expected costs. The Company considers labor costs and related outsource labor costs for the input measurement as the best available indicator of the progress, pattern and timing in which contract obligations are fulfilled.

Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met. To date, the Company has not incurred a material loss on any contracts. However, as a policy, provisions for estimated losses on such engagements will be made during the period in which a loss becomes probable and can be reasonably estimated.

The Company generally does not enter into arrangements with multiple deliverables for website development services contracts. If the deliverables have standalone value at contract inception, the Company accounts for each deliverable separately.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2019 and March 31, 2018. As of March 31, 2019, the calendar years ended December 31, 2013 through 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

Prior to March 31, 2019, leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases expense and is included in the consolidated statements of operations on a straight-line basis over the term of the leases. The Company had no capital lease commitments for the three months ended June 30, 2018.

On April 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The Company did not have any financing lease for the three months ended June 30, 2019.

The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized approximately $384,000 ROU assets and approximately $378,000 lease liabilities, primarily related to operating leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's unaudited condensed consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

Operating lease ROU assets and lease liabilities are recognized at the adoption date of April 1, 2019 or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On June 30, 2019 and March 31, 2019, approximately $938,000 and $1,950,000, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On June 30, 2019 and March 31, 2019, approximately $4,445,000 and $3,070,000, respectively, were deposited in financial institutions located in mainland China, which were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company commenced the automobile transaction and related services for less than one year since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, based on our current operating result, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2019, the Company provided $16,806 provision on accounts receivable allowance for doubtful accounts.

2)	Liquidity risk

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

As of June 30, 2019 and March 31, 2019, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $4,445,000 and $3,070,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. As of the date of this report, RMB were depreciated from 6.71 RMB into US$1.00 at March 31, 2018 to 7.03 RMB into US$1.00 at August 6, 2019.

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

(v)	Recently issued accounting standards

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. The amendments are effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting the updated provisions to its unaudited condensed consolidated financial statements.

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows of the Company.

3.	ACQUISITION OF HUNAN RUIXI AND ITS VIE

On November 21, 2018, the Company entered into the Investment Agreement with Hunan Ruixi and the Hunan Ruixi Shareholders. Pursuant to the Investment Agreement, among other things, the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the outstanding equity interest in Hunan Ruixi for no consideration. The Company closed the acquisition on November 22, 2018 and agreed to make a capital contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. As of June 30, 2019, the Company made the full cash contributions totaling $6,000,000 to Hunan Ruixi. The Company is entitled to vote and receive profits based on its equity interest ownership in Hunan Ruixi and has a right of first refusal for any issuance of new equity of Hunan Ruixi.

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

Fair value
Net assets acquired (i)	$63,965
Gain from acquisition of Hunan Ruixi and its subsidiary	-
Noncontrolling interests (ii)	-
Total purchase consideration	$-

(i)	Net assets acquired primarily include cash and cash equivalents of $213,645, other current assets of $1,813,821, property and equipment of $107,865, other current liabilities of $711,303 and borrowings from related parties and affiliates of $785,231, and borrowings from financial institutions of $554,802.

(ii)	Fair value of the noncontrolling interests is estimated with reference to the purchase price per share as of the acquisition date.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of June 30, 2019 and March 31, 2019, accounts receivable were comprised of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)
Receivables of transaction fees due from borrowers	$137,887	$126,272
Receivables of automobile sales due from automobile purchasers	1,170,287	-
Receivables of services fees due from automobile purchasers	1,051,045	199,909
Less: Unearned interest	(103,015)	-
Less: Allowance for doubtful accounts	(16,806)	-
Accounts receivable, net	$2,239,398	$326,181
Account receivable, net, current portion	$1,849,418	$326,181
Account receivable, net, long-term portion	$389,980	$-

Movement of allowance for doubtful accounts is as follows:

	For the Three Months Ended June 30, 2019	For the Year Ended March 31, 2019
	(Unaudited)
Beginning balance	$-	$-
Provision for doubtful accounts	16,912	-
Translation adjustment	(106)	-
Ending balance	$16,806	$-

5.	INVENTORIES

	June 30, 2019	March 31, 2019
	(Unaudited)
Automobiles (i)	$2,536,026	$1,508,244

(i)     As of June 30, 2019, the Company owned 5 automobiles with a total value of $73,732 for leasing purposes, 218 automobiles with a total value of $2,186,867 for sale, and 19 automobiles with a total value of $275,427 on for either leasing or selling purposes.

As of June 30, 2019 and March 31, 2019, the management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

6.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS

As of June 30, 2019 and March 31, 2019, the prepayments, receivables and other assets were comprised of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)
Due from automobile purchasers, net (i)	$2,527,020	$2,564,834
Prepayments for automobiles (ii)	205,860	394,821
Deposits	316,984	294,986
Value added tax (“VAT”) recoverable (iii)	668,500	228,196
Deferred issuance costs pursuant to Registration Statement on Form S-3 (iv)	-	149,696
Prepaid expenses	302,261	112,147
Employee advances	113,087	-
Others	30,916	48,788
Total	$4,164,628	$3,793,468

(i)	Due from automobile purchasers

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of June 30, 2019 and March 31, 2019, the Company recorded allowance of $14,726 and $2,995, respectively, against doubtful receivables.

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

On April 15, 2019, the Company’s Registration Statement on Form S-3 registering up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units were declared effective. The deferred issuance costs pursuant to Form S-3 represented the direct and incremental costs related to the registered direct offering closed on June 21, 2019. The deferred issuance costs were netted against the gross proceeds of the offering on the effective date of the offering.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)
Leasehold improvements	$183,237	$-
Electronic devices	31,365	28,305
Office equipment, fixtures and furniture	76,174	48,157
Vehicle	236,368	81,523
Subtotal	527,144	157,985
Less: accumulated depreciation and amortization	(56,736)	(32,100)
Total	$470,408	$125,885

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 amounted to $25,522 and $1,882, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)
Customer relationship	$383,761	$392,618
Platform	1,135,103	1,161,267
Software	67,366	27,203
Subtotal	1,586,230	1,581,090
Less: Accumulated amortization	(1,271,100)	(1,284,999)
Intangible assets, net	$315,130	$296,091

Amortization expense totaled $15,152 and $86,297 for the three months ended June 30, 2019 and 2018, respectively.

The following table sets forth the Company’s amortization expenses for the next five year ending:

Amortization expenses
Twelve months ending June 30, 2020	$50,429
Twelve months ending June 30, 2021	50,429
Twelve months ending June 30, 2022	50,429
Twelve months ending June 30, 2023	50,429
Twelve months ending June 30, 2024	44,822
Thereafter	68,592
Total	$315,130

9.	PREPAYMENTS FOR INTANGIBLE ASSETS

As of June 30, 2019 and March 31, 2019, the balance of prepayments for intangible assets of $745,628 and $470,706, respectively, represented the advance payments for the development of software to be used in the Company’s online lending platform or other related financial services of $145,628 and $190,706, respectively, and the software to be used in the automobile transaction and related services of $600,000 and $280,000, respectively. The balance will be recognized as intangible assets and amortized over the estimated useful life upon the completion of installation and testing of the software.

10.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

The borrowings from certain financial institutions represented the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total principal to be responsible for and repaid by the automobile purchasers. Such borrowings totaled $340,588 and $396,946 bearing interest rates ranging between 6.2% and 8.1% per annum at June 30, 2019 and March 31, 2019, respectively, of which $126,375 and $177,789, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended June 30, 2019 and 2018 was $10,238 and $0, respectively.

11.	BORROWINGS FROM THIRD PARTIES

	June 30, 2019	March 31, 2019
Borrowings from third parties	$145,628	$476,765

The borrowings from third parties bear an average interest rate of 7.24% per annum and are due in August 2019. The interest expense for the three months ended June 30, 2019 and 2018 was $13,174 and $0, respectively.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2019	March 31, 2019
	(Unaudited)
Accrued payroll and welfare	$666,774	$614,765
Other payable (i)	203,376	247,335
Loan repayments received on behalf of financial institutions (ii)	323,865	169,657
Payables for expenditures on automobile transaction and related services	139,130	157,382
Accrued expenses	247,864	198,456
Customer security deposits	245,919	82,232
Other taxes payable	30,874	30,976
	$1,857,802	$1,500,803

(i)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(ii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions as of June 30, 2019.

13.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company has recorded the contribution in salary and employee charges when incurred. The contributions made by the Company were $107,556 and $48,818 for the three months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and March 31, 2019, the Company did not make adequate employee benefit contributions in the amount of $461,511 and $403,646. The Company accrued the amount in accrued payroll and welfare.

14.	EQUITY

Warrants

IPO Warrants

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

Registered Direct Offering Warrants

The Company adopted the provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in connection with the direct equity offering with exercise prices denominated in US dollars are no longer considered indexed to the Company’s stock, as their exercise price is not in the Company’s functional currency (RMB), and therefore no longer qualify for the scope exception and must be accounted for as a derivative. These warrants are classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.”

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 86%; risk free interest rate 1.77%; dividend yield of 0% and expected term of 4 years of the Investor Series A Warrants, 1 year of the Series B Warrants, and 4 years of the Placement Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $2.80 on the date the warrants were issued. Net proceeds were allocated as the follows:

Warrants	$4,152,751
Common stock	989,373
Total net proceeds	$5,142,124

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). At June 30, 2019, a loss of $3,396 was recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. At June 30, 2019, the fair value of the derivative instrument totaled $4,156,147.

The Company has outstanding warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2018	337,940	337,940	$4.80	4.96
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(300,000)	(300,000)	$4.80	-
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	2.71
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, June 30, 2019	2,632,790	2,632,790	$3.72	2.69

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

A summary of RSU activity for the year ended March 31, 2019 and for the three months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of RSUs outstanding at March 31, 2018	-	$-
Grants of RSUs	25,000	$4.42
Vested RSUs	(6,250)	$4.42
Forfeited RSUs	(7,500)	$4.42
Balance of unvested RSUs at March 31, 2019	11,250	$4.42
Grants of RSUs	-	-
Vested RSUs	(3,750)	$4.42
Forfeited RSUs	-	-
Balance of unvested RSUs at June 30, 2019 (Unaudited)	7,500	$4.42

Total compensation expense for the three months ended June 30, 2019 and 2018 was $16,575 and $0, respectively. Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the year ended March 31, 2019. As of June 30, 2019 and March 31, 2019, the other three directors remained on the board and the Company has an aggregate of 7,500 and 11,250 of unrecognized RSUs as of June 30, 2019 and March 31, 2019, respectively, to be expensed over a weighted average period of six and three months, respectively.

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

Registered Direct Offering

On April 15, 2019, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on Form S-3, pursuant to which, along with the accompanying prospectus, the Company registered up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units. On June 21, 2019, the Company closed a registered direct public offering of an aggregate of 1,781,361 shares of its common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock. The Company sold the shares of common stock at a price of $3.38 per share (the “Share Purchase Price”). The Company received gross proceeds from the offering, before deducting estimated offering expenses payable by the Company, of approximately $6,000,000.

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date.

The Series B warrants are pre-funded warrants and are being issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In that event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). On August 13, 2019, the Company issued an aggregate of 500,470 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $50.

15.	INCOME TAXES

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

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The change in rate has caused the Company to reevaluate all U.S. deferred income tax assets and liabilities for cumulative temporary differences and net operating loss carryforwards and recorded one time income tax payable to be paid in 8 years. However, this one-time transition tax has no effect on the Company’s income tax expenses as the Company has no undistributed foreign earnings prior to March 31, 2019, because the Company has cumulative foreign losses as of March 31, 2019.

The Company’s net operating loss for the three months ended June 30, 2019 amounted to approximately $319,000. As of June 30, 2019, the Company’s net operating loss carryforward for U.S. income taxes was approximately $1.6 million. The net operating loss carryforward is available to reduce future years’ taxable income through year 2039. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of June 30, 2019 and March 31, 2019, valuation allowances for deferred tax assets were approximately $0.34 million and $0.27 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, and Yicheng are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended June 30,
	2019	2018
Current income tax expenses	$101,141	$-
Deferred income tax expenses		-
	$101,141	$-

As of June 30, 2019 and March 31, 2019, the Company’s PRC entities had net operating loss carryforwards of approximately $3.9 million and $4.8 million, respectively, which will expire in 2024. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At June 30, 2019 and March 31, 2019, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization on the Company’s PRC entities that are operating at losses.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryforwards in the PRC	$983,287	$886,176
Net operating loss carryforwards in the U.S.	339,286	272,258
Allowance for doubtful accounts	4,202	-
Less: valuation allowance	(1,326,775)	(1,158,434)
	$-	$-

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

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

2)	Due to stockholders

This is comprised of amounts payable to two stockholders and are unsecured, interest free and due on demand.

	June 30, 2019	March 31, 2019
	(Unaudited)
Jun Wang	$104,814	$107,233
Xiang Hu	926,345	972,814
Total	$1,031,159	$1,080,047

3)	Due to related parties and affiliates

	June 30, 2019	March 31, 2019
	(Unaudited)
Loan payable to related parties (i)	$480,573	$95,781
Other payables due to related parties (ii)	-	297,978
Others	71,389	22,172
	$551,962	$415,931

(i)	As of June 30, 2019 and March 31, 2019, the balances represented borrowings from three and two related parties, respectively. $43,688 of the balances as of June 30, 2019 is unsecured, interest free and due in the fiscal year of 2020 while $436,885 of the balance bears an interest rate of 8% per annum and is due in August 2019. The balance as of March 31, 2019 bore an interest rate of 10% per annum and is due in the fiscal year of 2020.

(ii)	As of March 31, 2019, the balance represented borrowings from two related parties, who obtained borrowings from the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. The balance bore an interest rate of 8.22% per annum and was fully repaid in April 2019.

Interest expense for the three months ended June 30, 2019 and 2018 were $13,627 and $0, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of June 30, 2019, the outstanding balances were $926,345 and $104,814, respectively.

The Company entered into two office lease agreements which expire on January 1, 2020. On April 1, 2018, the two office leases were modified with the leasing term from April 1, 2018 to March 31, 2021. For the three months ended June 30, 2019 and 2018, the Company paid $27,971 and $29,926 in rent, respectively, to the stockholder.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement is from November 1, 2018 to October 31, 2023 and the rent is approximately $44,250 per year, payable on a quarterly basis. This lease agreement was terminated on July 1, 2019. For the three months ended June 30, 2019 and 2018, the Company paid $10,604 and $0 in rent, respectively, to Dingchentai.

Before the acquisition of Hunan Ruixi, five related parties of Jinkailong borrowed funds of $747,647 through the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. As of March 31, 2019, the outstanding balance was $297,978. During the three months ended June 30, 2019, Jinkailong repaid all of them.  Those loans bore interest rates ranging from 7.68% to 8.22% per annum and the interest expense for the three months ended June 30, 2019 and 2018 was $12,353 and $0, respectively.

17.	LEASE

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized approximately $384,000 ROU assets and approximately $378,000 lease liabilities, primarily related to leases of facilities. The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. The average remaining lease term of its existing leases is 2.31 years. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's unaudited condensed consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss

The Company occupies various offices under operating lease agreements with a term shorter than 12 months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Rental expenses totaled $82,738 and $40,634 for the three months ended June 30, 2019 and 2018, respectively.

The following table sets forth the Company’s lease obligations as of June 30, 2019 in future periods:

Lease payments
Twelve months ending June 30, 2020	$209,493
Twelve months ending June 30, 2021	116,755
Twelve months ending June 30, 2022	6,011
Twelve months ending June 30, 2023	6,312
Total lease payments	338,571
Less: discount	(17,999)
Present value of lease liabilities	$320,572

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2019, the Company had multiple outstanding purchase contracts with various automobile dealers for the purchase of a total 433 automobiles in the aggregate purchase price of approximately $4.9 million.

From July 1, 2019 through the date of issuance of these financial statements, the Company entered into one contract with an automobile dealer for the purchase of a total 40 automobiles in the aggregate purchase price of approximately $0.4 million. These transactions are expected to be completed in 2019.

Contingencies

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

However, as the Company commenced the automobile transaction and related services for less than one year, there was no sufficient historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. For the three months ended June 30, 2019, the Company did not provide provisions for the guarantee services. As of June 30, 2019, the maximum contingent liabilities the Company exposed to would be approximately $14,489,000 if all the automobile purchasers defaulted, among which approximately $748,000 would be due to investors of online lending platform operated by Sichuan Senmiao. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $12,366,000 as of June 30, 2019, based on the market price and the useful life of such collateral, which represents about 85.3% of the contingent liabilities

19.	SEGMENT INFORMATION

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

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three months ended June 30, 2019:

	For the Three Months Ended June 30, 2019
	Online Lending Services	Automobile Transaction and Related Services	Unallocated	Consolidated
Revenues	$81,877	$5,012,563	$-	$5,094,440
Income / (loss) from operations	$(472,345)	$415,602	$(339,355)	$(396,098)
Income / (loss) before income taxes	$(453,270)	$391,492	$(342,513)	$(404,291)
Net loss	$(453,270)	$290,351	$(342,513)	$(505,432)

Details of the Company's revenue by segment are set out in Note 2(p).

As of June 30, 2019 and March 31, 2019, the Company’s total assets were $1,344,736 and $1,695,391, respectively, for online lending services, $14,248,408 and $7,580,070, respectively, for automobile transaction and related services, and $2,261,479 and $3,038,674, respectively, unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented.

20.	SUBSEQUENT EVENTS

1)	An equity investment

On July 5, 2019, Yicheng entered into an Investment and Equity Transfer Agreement (“Investment Agreement”) with Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”), Chengdu Yunche Chixun Business Consulting Co., Ltd. (“Yunche Chixun”), Mr. Zhiqiu Xia and all the shareholders of Mashang Chuxing (“Mashang Chuxing Shareholders”), pursuant to which, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia will acquire from the Mashang Chuxing Shareholders 49%, 5% and 46% of the equity interests of Mashang Chuxing for no consideration, respectively. Yicheng planned to close the acquisition before September 2019 and would make a cash contribution of RMB4,900,000 (approximately $731,000) to Mashang Chuxing, representing 49% of its registered capital, in accordance with the Investment Agreement. Mashang Chuxing is wholly owned by one of the shareholders of Jinkailong and his spouse. As the date of this report, Mashang Chuxing has not commenced operation.

2)	Closing of performance review period of Jinkailong

Pursuant to a business cooperation agreement and valuation adjustment mechanism and indemnification agreement, dated August 26, 2018, and its amendment dated October 16, 2018 (the “Business Cooperation Agreement”), by and among Jinkailong, Hunan Ruixi, and the original shareholders of Jinkailong, Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo (the “Original Jinkailong Shareholders”), Hunan Ruixi acquired from the Original Shareholders 35% of the equity interest of Jinkailong for no consideration. Pursuant to the Business Cooperation Agreement, Hunan Ruixi would make payments to the Original Jinkailong Shareholders equal to 35% of the audited net profit at the end of the 9 month period after October 16, 2018 (the “performance review period”), if Jinkailong met the performance targets during the performance review period. The performance review period ended on July 15, 2019 and it was concluded Jinkailong did not meet the performance targets. Therefore, no additional payment is required from Hunan Ruixi to the Original Jinkailong Shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended March 31, 2019 (the “Annual Report”) filed with SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with Didi Chuxing Technology Co., Ltd. (“Didi”), a major transportation network company in the People’s Republic of China (“PRC” or “China”) , operating the largest ride-hailing platform in China. We provide automobile transaction and related services through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”).

We also operate an online lending platform through our VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in China, which facilitates loan transactions between Chinese investors and individual and SME borrowers, although we have deemphasized this part of our business and focused more on our automobile lending business. Substantially all of our operations are conducted in China.

 Our Automobile Transaction and Related Services

Our automobile transaction and related services are mainly comprised of (i) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide ride-hailing services; (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business; and (iii) automobile financing where we provide our customers with auto finance solutions through financing leases. We started our facilitation services in November 2018, the sale of automobiles in January 2019 and financial leasing in March 2019.

As of June 30, 2019, we have facilitated financing for an aggregate of 764 automobiles with a total value of approximately $10.4 million, sold an aggregate of 633 automobiles with a total value of approximately $5.8 million and delivered 55 automobiles under financing leases to customers, the vast majority of whom are ride-hailing drivers. During the three months ended June 30, 2019, we facilitated financing for 453 automobiles with a total value of approximately $6.4 million, sold an aggregate of 421 automobiles with a total value of approximately $4.0 million and delivered 55 automobiles with a total value of approximately $0.9 million under financing leases to customers. Our auto financing and transaction facilitation business and auto sales business accounted for 16.6% and 78.1% of our total revenue, respectively. Our auto financial leasing business was just launched in this quarter and generated less than 1% of our revenue.

Key Factors and Risks Affecting Results of Operations of Our Automobile Transaction and Related Services

Ability to Increase the Automobile Purchaser Base

Our revenue growth has been largely driven by the expansion of our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us. We acquire customers for our automobile transaction and financing services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services. We will also strengthen our marketing efforts through cooperation with more third party sales teams in Chengdu and through our own team by employing more experienced staff in Changsha. As of June 30, 2019, we had 35 employees in our own sales department and have cooperated with 33 third party sales teams with about 203 professionals.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the three months ended June 30, 2019, over 82% of the automobile purchasers had financed their purchase of automobiles through financial institutions. As of June 30, 2019, over 86% of the automobile purchasers we serviced since our acquisition of Hunan Ruixi on November 22, 2018 had financed their purchase of automobiles through financial institutions. As such the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with six financial institutions and plan to expand our collaboration with more financial institutions to access lower cost capital and provide more financing sources to our customers. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset class, stability of financial institutions, general economic conditions and regulatory environment. Our ability to increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Automobile Purchase Price and Expenditure in Advance

We prepay the purchase price of automobiles and all service expenses when we provide related services to the purchasers. Pursuant to the affiliation agreements with automobile purchasers, we collect from them monthly installment payments (including principal and interest), our management and guarantee services fees and our advance payment for expenses. We also collect parts of our receivables of automobile sales and purchase services fees from automobile purchasers through monthly installment payments. As of June 30, 2019, we had accounts receivables of $2.1 million and advanced payments of approximately $2.7 million due from the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installment payments on a monthly basis during the relevant affiliation periods.

The accounts receivables and advance payment may increase our liquidity risk. Jinkailong has borrowed money from financial institutions, third parties and related parties to fund the advance payment. We used proceeds from our public offerings and plan to obtain more equity and/or debt financing to pay for the expenditure related to the automobile purchase. Our ability to pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

Ability to Collect Payments and Deal with Defaults Effectively

We collect the monthly installment payments from automobile purchasers and repay financial institutions on behalf of the purchasers every month. We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. If a default occurs, we are required to make the monthly payments on behalf of the defaulted purchasers to the financial institution.

We manage the credit risk arising from the default of automobile purchasers by performing credit checks on each automobile purchaser based on the credit reports from People’s Bank of China and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our post-transaction management department continuously monitors the payment by each purchaser and send them payment reminders. We also keep close communication with our purchasers in particular the ride-hailing drivers so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, automobiles are used as collateral to secure purchasers’ payment obligations under the financing arrangement. In the event of a default, we can track the automobile through an installed GPS system and repossess and handover the automobile over to the financial institution so that we can be released from our guarantee liability.

As of June 30, 2019, we have an outstanding balance of installment payments receivable in the aggregate of $235,853 from about 450 automobile purchasers, of which, over 60% were within 3 months. We did not record any contingent liabilities as of June 30, 2019 as we commenced our automobile transaction and related service business for less than one year, there was no sufficient default historical data and other information for us to make an estimate. Historically, most of the defaulted automobile purchasers would pay us the default amounts within one to three months. However, if the balances are overdue more than 3 months, we would fully record allowance against receivables from those purchasers accordingly. As of June 30, 2019, allowance for doubtful accounts amounted to $16,806. Therefore, we believe our credit risk is immaterial.

However, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2019, the total value of non-collateralized automobiles was approximately $856,843. We believe our risk is immaterial as we just commenced our financing services in March 2019 and have experienced no default to date.

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

Ability to Compete Effectively

Our business and results of operations depend on our ability to compete effectively. Overall, our competitive position may be affected by, among other things, our service quality and our ability to price our solutions and services competitively. We will set up and continuously optimize our own business system to improve our service quality and user experience. Our competitors may have more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. We will need to continue to introduce new or enhance existing solutions and services to continue to attract automobile dealers, financial institutions, car buyers and other industry participants. Whether and how quickly we can do so will have a significant impact on the growth of our business.

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bein & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2020, the total transaction value of China's online ride-hailing market will reach $72 billion. In the second half of 2018, in addition to the leading online ride-hailing platforms such as Didi and China Auto Rental, another nine auto-makers, including FAW, Dongfeng, Chang’an, Volkswagen, Great Wall, Ford, Mercedes-Benz, SAIC and BMW, announced their plan to launch online ride-hailing services. In March 2019, T3, a new travel service company was launched in China with an aim to compete with Didi in the ride-hailing market. T3 is jointly invested by three large automobile manufacturers, FAW, Dongfeng and Chang’an, and leading internet, retail and finance companies such as Suning, Tencent and Alibaba.

The online ride-hailing industry also may be affected by, among other factors, the general economic conditions in China. The interest rates and unemployment rates may affect the demand of ride-hailing services and automobile purchasers’ willingness to seek credit from financial institutions. Adverse economic conditions could also reduce the number of qualified automobile purchasers and online ride-hailing drivers seeking credit from the financial institutions, as well as their ability to make payments. Should any of those negative situations occur, the volume and the amount of the automobile transactions we provide services to will decline, and our revenue and financial condition will be negatively impacted.

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

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Online Booking Taxi Management Services for Chengdu.” On August 10, 2017, the Transportation Commission of Chengdu further issued the detailed guidance “Working Process for the Online Booking Taxi Drivers Qualification Examination and Issuance” and the “Online Booking Taxi Transportation Certificate Issuance Process.” According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business in Chengdu: (1) the ride-hailing service platform such as Didi should obtain the online booking taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online booking taxi transportation certificate (“automobile certificate”); (3) the drivers should obtain the online booking taxi driver's license (“driver’s license”).

On July 23, 2018, the General Office of Changsha Municipal People's Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi.” According to the regulations and guidelines, to operate a ride-hailing business in Changsha requires similar licenses in Chengdu, except that automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) is over RMB120,000. In practice, Hunan Ruixi is also required to employ a safety administrator for every 50 automobiles used for online ride-hailing services and submit daily operation information of these automobiles such as traffic violation to the Transport Management Office of the Municipal Communications Commission of Changsha City every month.

Didi, the online ride-hailing platform, with whom we cooperate, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 15% of the cars used for online ride-hailing services which we provided management services to did not have the automobile certificate and approximately 75% of our ride-hailing drivers had not obtained the driver’s license as of June 30, 2019. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi will limit customer orders allocated to drivers in Chengdu  if they do not have requisite driver’s license or the automobiles used for ride-hailing services lack the automobile certificate. Further, in December 2019, Didi will enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. The limitation will affect the income of the drivers and may cause an increase in defaults if the drivers fail to generate sufficient income from providing ride-hailing services. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

Our Online Lending Services

Through our platform, we offer access to credit for borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform which had been in operation for two years prior to the acquisition. Since the acquisition through June 30, 2019, we have facilitated loan transactions in an aggregate amount of over RMB823 million (approximately US$120 million). As of June 30, 2019, we had an aggregate of 42,967 registered users and a total of 3,258 investors and 2,696 borrowers had participated in loan transactions through our platform. We currently conduct our online lending business operations exclusively in China, and all of our investors and borrowers are located in China.

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

Recent Developments

The rapid growth of China’s online peer-to-peer (“P2P”) lending industry has attracted a large number of market players. However, business failures of, or accusations of fraud and unfair dealing against, certain companies in the online P2P lending industry in China have surfaced in recent years, creating a negative public perception of online individual finance market players. In an effort to manage risks and maintain market integrity, PRC regulatory authorities have issued various guidelines and policies that impose stricter requirements on online P2P lending marketplaces. Further, certain of these policies impose limits on the growth of the P2P lending industry and marketplaces. In accordance with Circular 57, online lending marketplaces shall optimize their business portfolios continuously and manage the scale of their business. Marketplaces that have received rectification notices shall ensure steady decrease of the balance of non-compliant business on these marketplaces and shall not engage in any new non-compliant operations.

Our business and results of operations are affected by general factors affecting China’s online P2P lending industry, in particular, the development of regulatory environment. Unfavorable regulatory changes have affected and could continue to affect our business negatively. For example, in February 2019, the Chengdu financial regulatory authorities required us to gradually reduce our “business scale,” the daily average outstanding balance of loans facilitated by us. Specifically, the outstanding balance of our facilitated loans as of the end of each month starting in February 2019, is expected to be lower than that as of the end of prior month.

Circular on the Classification and Disposal of Risks of Online Lending Institutions and Risk Prevention (“Circular 175”), issued by relevant PRC governmental authorities in January 2019, requires that except for large-scale peer-to-peer direct lending marketplaces that are strictly in compliance with all relevant laws and regulations and have not demonstrated any high-risk characteristics, which are generally referred to as Normal Marketplaces, other marketplaces, including shell companies with no substantive operation, small-scale marketplaces, marketplaces with high risks and marketplaces that are unable to repay investors or otherwise unable to operate their businesses, shall exit the P2P lending industry or cease operations. Circular 175 encourages certain Normal Marketplaces to convert into other types of online financing institutions such as online small loan companies or loan facilitation platforms. Circular 175 further provides that “small-scale marketplace” shall be determined by each province taking into consideration a marketplace’s outstanding loan balance, number of lenders and other factors. There is no guidance on the definition of “small-scale marketplaces” in Sichuan province as of the date of this Report.

Furthermore, since April 2019, the financial authorities of serval provinces and cities, such as Yunnan, Shandong, Sichuan, Shanghai and Shenzhen, have issued lists of online lending companies under their jurisdiction that should exit the P2P lending industry after full payment of outstanding balance of loans. On April 29, 2019, the Leading Group Office of Online lending Risk Response of Sichuan Province officially issued a circular requiring 38 marketplaces exit the P2P lending industry. According to Wangdaizhijia, as of the end of July 2019, there were 787 online P2P lending platforms with normal operations in China and 17 platforms in Sichuan, the province in which we primarily conduct our online P2P lending business. As the industry is witnessing a continuous decline in total transaction volume and facing an increasingly tighter regulatory environment, investors may stop investing in our platform and our revenue from online lending services will decrease accordingly. We may also have to cease our online lending services and convert into other types of online financing institutions in the future if we are considered a small-scale marketplace under Circular 175 as determined by Sichuan province.

Key Operating and Financial Metrics of Our Online Lending Services

Our management regularly reviews a number of metrics to evaluate our business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The main metrics we consider and results for each quarter in the past two years are set forth in the table below. For purposes of the below discussion, “standard loans” refer to the loans facilitated through our platform between the borrowers and investors and “assigned loans” refer to the loans assigned by our creditor partners, who extended loans to borrowers outside our platform but assigned such loans to investors through our platform.

	For the Three Months Ended
	June 30, 2019		March 31, 2019		December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017

Loan Amount (Standard Loan)		$13,801,896		$6,194,265	$6,108,126	$3,914,800	$6,489,923	$19,943,097	$10,776,692	$12,142,615
Loan Amount (Assignment of Loan)		$-		$-	$-	$-	$-	$-	$14,840,155	$13,025,964
Number of Investors		171		161	156	156	180	245	271	329
Number of Borrowers		60		50	47	36	65	364	2,043	289
Average Investment Amount		$80,713		$38,474	$39,154	$25,095	$36,055	$81,400	$94,527	$76,500
Average Borrowing Amount		$230,032		$123,885	$129,960	$108,744	$99,845	$54,789	$12,539	$87,088
Transaction Fees from borrowers		$56,975		$70,511	$80,564	$65,021	$115,864	$14,118	$72,420	$56,246
Transaction Fees from Creditor Partners	$		$		$-	$-	$-	$1,793	$68,594	$50,330
Service Fees from Investors		$13,544		$11,790	$10,557	$6,487	$9,162	$143,487	$11,524	$10,592

Loan Amount

The amount of standard loans for the three months ended March 31, 2018 was the highest among the presented quarters, mainly attributable to our efforts in cooperation with creditor partners to attract more borrowers to have a large transaction volume in the quarter. The loans amount for assigned loans increased in the three months ended September 30, 2017 as we started to facilitate assignment of loans from creditor partners in the quarter ended June 30, 2017. However, we discontinued the offering of assigned loan products on our platform since January 2018 to facilitate our record-filing in accordance with the Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries.

The standard loans for the three months ended June 30, 2018 decreased significantly from the three months ended March 31, 2018, primarily due to the decrease in the number of borrowers as we ceased our cooperation with creditor partners in March 2018 who previously referred borrowers to us and provided guarantee on their loans. Decrease in the volume of standard loans continued during the three months ended September 30, 2018, primarily due to the decrease of number of borrowers as we focused more on the compliance with new marketplace lending rules. The loan volume remained at the same level in the three months ended December 31, 2018 and March 31, 2019 fueled by the continuous and stable financing demand from SME borrowers. However, the loan volume increased significantly in the three months ended June 30, 2019, primarily due to the investors’ preference over loans with shorter terms as the whole industry experienced a decrease in loan transaction volume and investors were more prudent to invest in the industry. During the three months ended June 30, 2019, 72.1% of our facilitated loans had terms of less than one month, while only 20.8% and 12.8%, respectively, of loans during the three months ended March 31, 2019 and the three months ended June 30, 2018 had terms of less than one months. As the financing demand from our borrowers remained stable, the shortening of loans terms and increase in reinvestment rate led to the increase in loan amount.

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

Moreover, we discontinued the offering of assigned loan products on our platform in January 2018. We also continued to witness a decrease in number of borrowers as a result of the discontinuation of our cooperation with creditor partners during the three months ended June 30, 2018 and September 30, 2018 and the shift of our focus from business expansion to compliance with new marketplace lending rules. As we reduced our marketing efforts for new investor acquisition during the second half of fiscal year 2019, the number of investors remained the same in the three months ended December 31, 2018 as the prior quarter. However, due to the continuous demand of financing from the borrowers and the stable returns from our platform, both the number of investors and borrowers slightly increased during the three months ended March 31 and June 30, 2019.

Average Investment and Borrowing Amounts

We experienced significant and continuing increases in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our custody arrangement with Huaxing Bank and adjustment of loan product offerings in the three months ended September 30, 2017. However, the average investment amounts kept decreasing during the three months ended June 30, 2018 and September 30, 2018, primarily caused by decreases in the investment amount and the risk diversification strategy adopted by the investors as the industry of online marketplace lending witnessed some serious default during these periods. The average investment amount slightly increased during the three months ended December 31, 2018, which was caused by the increase in financing demand from SME borrowers. The average investment amount slightly decreased during the three months ended March 31, 2019 mainly due to the slight increase in the number of investors. The average investment amount significantly increased during the three months ended June 30, 2019 mainly due to the significant increase in the total loan amount as mentioned above.

The decrease in average borrowing amount for the three months ended December 31, 2017 was primarily due to increase in the percentage of individual borrowers who borrowed lower principals from the platform than SMEs did. Caused by increased proportion of SMEs borrowers, whose average loan amount was higher than individual loans, the average borrowing amounts for the three months ended June 30, 2018, September 30, 2018 and December 31, 2018 continued to increase as compared with the previous quarters. During the three months ended March 31, 2019, the average borrowing amount slightly decreased due to weaker financing demand from SME borrowers during the Chinese New Year as compared to last quarter. During the three months ended June 30, 2019, the average borrowing and investment amounts significantly increased as compared to last quarters, mainly due to the substantial increase in the aggregate loan amount and the relatively stable number of investors and borrowers.

In terms of loan amount and the number of loans facilitated on our platform, there has not been any significant concentration on any borrower, investor or any group of borrowers or investors. Therefore, we do not believe that our business operation or financial position is heavily reliant upon any borrower or investor.

Set forth below are key metrics for each quarter during the past two fiscal years pertaining to our investors who participated in loan transactions on our platform:

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Reinvestment of existing investors	148	123	117	106	85	233	225	252
Reinvestment rate of existing investors	86.55%	76.40%	75.00%	67.95%	47.22%	95.10%	87.51%	63.83%
Number of new investors	11	6	4	23	95	12	17	77
Total number of investors	171	161	156	156	180	245	271	329
Average loan amount of each investor	$80,713	$38,474	$39,154	$25,095	$36,055	$81,400	$94,527	$76,500
Average number of total loans held by each investor	5.10	5.42	4.62	3.68	4.94	10.00	17.24	8.31

The table below shows key metrics pertaining to borrowers who participated in loan transactions on our platform.

		For the Three Months Ended
		June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018		March 31, 2018	December 31, 2017	September 30, 2017
Re-Borrowing rate of existing borrowers	Individuals	7%	-%	22	-%		15%	45%	5	-%
	SMEs	63%	12%	11%	7%		10%	43%	28%	50%
	Assigned loans	-	-	-	-		-%	7%	30%	52
Number of new borrowers	Individuals	5	-	4	6		25	209	1,775	1
	SMEs	-	1	6	6		9	72	2	10
	Assigned loans	-	-	-	-		-	-	196	218
Total number of borrowers	Individuals	11	8	9	6		26	256	1,775	1
	SMEs	49	42	38	30		39	108	66	41
	Assigned loans	-	-	-	-		-	-	202	247
Average loan amount of each borrower	Individuals	$30,855	$23,153	$25,358	$11,862		$15,294	$25,254	$534	$1,417
	SMEs	$274,745	$143,072	$154,734	$128,121		$156,212	$124,156	$148,930	$296,127
	Assigned loans	$-	$-	$-	$-		$-	$-	$73,466	$52,737
Total amount of loans	Individuals	$339,405	$185,226	$228,219	$71,169		$397,635	$6,534,271	$947,315	$1,417
	SMEs	$13,462,491	$6,009,039	$5,879,908	$3,843,631		$6,092,288	$13,408,826	$9,829,377	$12,141,198
	Assigned loans	$-	$-	$-	$-	$		$-	$14,840,155	$13,025,964

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,
	2019	2018	Change
	(unaudited)	(unaudited)
Revenues	$5,094,440	$125,026	$4,969,414
Cost of revenues	(4,022,312)		(4,022,312)
Gross profit	1,072,128	125,026	947,102

Operating expenses
Selling, general and administrative expenses	(1,453,074)	(972,269)	(480,805)
Amortization of intangible assets	(15,152)	(86,297)	71,145
Total operating expenses	(1,468,226)	(1,058,566)	(409,660)
Loss from operations	(396,098)	(933,540)	537,442
Other income (expenses), net	32,242	3,176	29,066
Interest expense	(37,039)	-	(37,039)
Change in fair value of derivative liabilities	(3,396)	-	(3,396)
Loss before income taxes	(404,291)	(930,364)	526,073
Income tax expenses	(101,141)		(101,141)
Net Loss	$(505,432)	$(930,364)	$424,932

Revenues

Revenue for the three months ended June 30, 2019 increased by $4,969,414, or 3,975%, as compared with three months ended June 30, 2018. The increase was attributable to the revenue of $5,012,563 generated from our automobile transaction and related services. However, the revenue from our online lending services decreased by $43,149 during the three months ended June 30, 2019 because we continued to focus on business compliance review and did not actively expand our business.

In the three months ended June 30, 2019, revenue from our automobile transaction and related services accounted for 98.4% of our total revenue while revenue from our online lending services accounted for 1.6%. The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue from automobile transaction and related services	$5,012,563	$-
- Revenues from sales of automobiles	3,980,111	-
- Service fees from automobile purchase services	656,326	-
- Facilitation fees from automobile transactions	101,499	-
- Service fees from automobile management and guarantee services	86,815	-
- Financing revenues	14,143	-
- Other service fees	173,669	-

Revenue from online lending services	$81,877	$125,026
- Transaction fees from borrowers	56,975	115,864
- Service fees from investors	13,544	9,162
- Website development revenues	11,358	-

Total Revenue	$5,094,440	$125,026

Revenue from Automobile Transaction and Related Services

We started generating revenue from automobile transaction and related services from November 22, 2018, the acquisition date of Hunan Ruixi. Revenue from our automobile transaction and related services includes sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, including commissions from insurance companies, which accounted for 79.4%, 13.1%, 2.0%, 1.7%, 0.3% and 3.5%, respectively, of the total revenue from automobile transaction and related services. In light of the huge market opportunity and rapid development of the ride-hailing service market in China, we expect to witness a continuous increase in our revenue from automobile transaction and related services for the next twelve months. We also expect our revenue from sales of automobiles and automobile purchaser services to continue to account for a majority of our revenues for the next twelve months.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong and the lessees of Hunan Ruixi under its financing arrangement. We sold an aggregate of 389 and 32 automobiles to the customers of Jinkailong and lessees of Hunan Ruixi during the three months ended June 30, 2019, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We have serviced 453 new automobile purchases with service fees ranging from $436 to $3,720 per automobile during the three months ended June 30, 2019.

Facilitation fees from automobile transaction

We generate revenues from third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. We facilitated 453 new automobile purchases during the three months ended June 30, 2019. We charged facilitation fees of generally no more than $1,580 per automobile to third party sales teams and $2,200 to automobile purchasers.

Service fees from automobile management and guarantee services

The vast majority of our customers have been ride-hailing drivers of Didi. They enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. Our fees average $680 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. We provided management and guarantee services for over 1,600 automobiles during the three months ended June 30, 2019.

Interest income from financial leasing

We generate interest income from providing financial leasing services to ride-hailing drivers. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees in 36 periods. During the three months ended June 30, 2019, we recognized total interest income of $14,143.

Other service fees

We generate other revenues from the commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers, which accounted for 81.4% and 18.6% of revenues from other service fees during the three months ended June 30, 2019, respectively.

Revenue from Our Online Lending Services

For the three months ended June 30, 2019, we charged borrowers transaction fees ranging from 0.19% to 3% of the loan amount, which fees were paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. We also charged our investors a service fee of 8.00% of the interest that investors receive and the service fees were paid when the investors received interest payments.

We witnessed a decrease in revenue during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The analysis of such decrease is as follows:

Transaction fees from borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the three months ended June 30, 2019 and 2018, the transactions fees from borrowers averaged 0.19% and 1.79% of the total loan amounts, respectively. The decrease in the average transaction fee percentage was primarily a result of lower transaction fee rate charged on loans with shorter terms and the increase in number of shorter term loans facilitated in the three months ended June 30, 2019.

Transaction fees from borrowers accounted for 69.6% and 92.7% of our total revenue from online lending business for the three months ended June 30, 2019 and 2018 respectively. Due to lower transaction fee rate for loans with shorter terms, despite the increase in the total loan amount, transaction fees earned from borrowers decreased during the three months ended June 30, 2019 as compared with the same period ended June 30, 2018.

Service fees from investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors accounted for 16.5% of our total revenue from online lending services for the three months ended June 30, 2019, an increase of 9.2% as compared to the same period in 2018, attributable to the increase in services fees earned from investors. As we recognize service fees from investors when they receive interest payments, we were able to recognize more investor service fees due to the higher loan turnover rate in the three months ended June 30, 2019 than the same period ended June 30, 2018.

Due to the reasons discussed above in the section “- Online Lending Services – Recent Developments,” we expect our revenue form online lending services to continue to decrease in the foreseeable future.

Website development revenues

As we have de-emphasized our efforts in the online lending business, we diverted our available resources to generate revenue for providing website design and development services. We generated revenues of $11,358 from providing website development services which were commenced in April 2019 and completed in June 2019.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold. Cost of revenues increased by $4,022,312 since during the three months ended June 30, 2018 we only provided online lending services and did not incur cost of revenues.

Gross Profit

Gross profit consists of gross profit of $990,251 from automobile transaction and related services and $81,877 from online lending services. Gross profit increased by $947,102 mainly due to the increase of $990,251 from automobile transaction and related services, partially offset by a decrease of $43,149 in the online lending services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $972,269 for the three months ended June 30, 2018 to $1,453,074 for the three months ended June 30, 2019, representing an increase of $480,805. The increase was attributable to the selling, general and administrative expenses of 573,692 in our automobile transaction and related services since we commenced this business in November 2018.

Selling, general and administrative expenses for our automobile transaction and related services was $573,692 for the three months ended June 30, 2019, mainly consisting of $320,447 in salary and employee benefits, $94,385 in rental and other office expenses, $55,119 in insurance and transportation fees, $38,896 in advertising and promotion, $19,034 in depreciation of our property and equipment and $45,811 other miscellaneous expenses.

Selling, general and administrative expenses for our online lending services was $560,271, decreased by $131,018 compared to the three months ended June 30, 2018. The decrease mainly consisted of a decrease of $168,394 in advertising and marketing expenses as we did not engage advertising and marketing firms to increase our publicity as we did following our initial public offering (“IPO”) in March 2018, partially offset by the increase of $39,291 in the travel expense.

Other costs such as audit fees and insurance expenses for the three months ended June 30, 2019 increased by $38,131 due to the significant expansion of our business in the three months ended June 30, 201.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended June 30, 2019 was $15,152 as compared to $86,297 for the three months ended June 30, 2018, representing a decrease of $71,145. The decrease was mainly attributable to the decreased net book value of our online lending platform and a related software as a result of the impairment charges of $1,225,073 recorded against the platform and the software used in our online lending services for the fiscal year ended March 31, 2019.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $37,039, resulting from the borrowings of Jinkailong from a financial institution, third parties and related parties for its working capital requirements.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 public offering were classified as liabilities under the caption “Derivative liabilities” in the consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities derived from change of the fair values between June 30, 2019 and June 20, 2019, the date of issuance, resulted in a loss of $3,396.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $101,141 for the three months ended June 30, 2019 represented the provision of enterprise income tax resulting from the taxable income totaling $404,565 of Jinkailong.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the law of enterprise income tax, which can be carried forward to offset operating income for five years.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2019 was $505,432, representing a decrease of $424,932 from net loss of $930,364 for the three months ended June 30, 2018. We achieved a net income $290,351 from our automobile transaction and related services for the three months ended June 30, 2019 while incurred a net loss of $453,270 from our online lending services for the three months ended June 30, 2019.

Liquidity and Capital Resources

Historically, we financed our operations primarily through proceeds from our public offerings, stockholder loans, and cash flow from operations.

We had cash and cash equivalents of $5,438,125 as of June 30, 2019 as compared to $5,020,510 as of March 31, 2019. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

In December 2017, we entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to us for five years. The lines of credit are non-interest bearing, effective from January 2017. As of June 30, 2019, the outstanding balances were $926,345 and $104,814, respectively.

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

On June 21, 2019, we closed a registered direct public offering of common stock and warrants pursuant to our registration statement on Form S-3, as supplemented, for total gross proceeds of $6.0 million. The offering price of the shares sold in the offering was $3.38 per share. After deducting placement agent fees and offering expenses payable by us, the aggregate net proceeds totaled approximately $5.1 million.

We plan to use proceeds of our June 2019 public offering and anticipated cash flows from operating activities and, as necessary, obtain additional equity and/or debt financing to expand our new Automobile Transaction and Related Services. We believe that the proceeds from our public offerings and our anticipated cash flows will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report.

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

	For the Three Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(3,761,808)	$(917,870)
Net Cash Used in Investing Activities	(695,077)	(33,869)
Net Cash Provided by Financing Activities	4,940,913	104,272
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(66,413)	(42,412)
Cash and Cash Equivalents at Beginning of Period	5,020,510	11,141,566
Cash and Cash Equivalents at End of Period	$5,438,125	$10,251,687

Cash Flow in Operating Activities

For the three months ended June 30, 2019, net cash used in operating activities was $3,761,808, which primarily comprised salary and employee surcharge of $508,758, other operating costs of $689,720, costs of $825,500 on automobiles used for financial lease which to be collected within the lease terms, and payment of $4,986,853 for purchase of automobiles and related transactions, partially offset by amount received from customers of $3,249,023. For the three months ended June 30, 2018, net cash used in operating activities of $917,870 primarily comprised operating costs, such as marketing and advertising expenses and audit fees of $751,835, salary and employee surcharge of $206,005, rent of $40,089, partially offset by amount received from customers of $80,059.

Cash Flow in Investing Activities

We had net cash used in investing activities of $695,077 for the three months ended June 30, 2019, which primarily consisted of: (1) the payment of $184,395, $157,674 and $33,008 for the purchases of leasehold improvements, vehicles and office equipment, respectively, and (2) the payment of $320,000 for the development of software to be used in our automobile transaction and related services.

We had net cash used in investing activities of $33,869 for the three months ended June 30, 2018, which primarily consisted of the payment for the purchases of office equipment and software.

Cash Flow in Financing Activities

For the three months ended June30, 2019, the net cash provided by financing activities of $4,940,913 was mainly consisted of: (1) proceeds from our June 2019 public offering of $5.1 million; (2) repayments of borrowings from financial institutions, related parties and affiliates of $370,109, partially offset by short-term borrowings from related parties and affiliates of $168,898 for the daily operation of Jinkailong.

For the three months ended June 30, 2019, net cash provided by financing activities was mainly the proceeds from stockholder loans of $605,056, partially offset by the repayment of $500,000 to one stockholder.

Off-Balance Sheet Arrangements

As the date of the Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As at June 30, 2019, the maximum contingent liabilities we exposed to would be $14,489,000 if all the automobile purchasers defaulted, of which $748,000 would be due to investors of the online lending platform operated by Sichuan Senmiao, which may cause an increase in guarantee expense and cash outflow in financing activities.

Purchase Commitments

As of June 30, 2019, Hunan Ruixi and Yicheng Financial Leasing Co., Ltd. (“Yicheng”) entered several purchase contracts with various automobile dealers for the purchase of a total 433 automobiles with an aggregate purchase price of approximately $4.9 million.

Subsequent to June 30, 2019 through the date of this Report, Yicheng entered into another purchase contract with an automobile dealer for the purchase of a total 40 automobiles with an aggregate purchase price of approximately $0.4 million. These automobiles are to be sold/leased in our automobile transaction and related services segment. These purchase transactions will be completed by the end of 2019, which will lead to an increase in our inventory and cash outflow in operating activities.

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

Other than disclosed below, there have been no material changes during the three months ended June 30, 2019 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2019.

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

(a)	Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. we base our estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities and other provisions and contingencies.

(b)	Fair values of financial instruments

Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of us. The three levels of valuation hierarchy are defined as follows:

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

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value.

(c)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life.

(d)	Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. We then determine which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

(e)	Revenue recognition

We have adopted ASC 606 on April 1, 2019 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

We have assessed the impact of the guidance by reviewing our existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, we concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to our unaudited condensed consolidated financial statements upon adoption of ASC 606.

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

Service fees from management and guarantee services – Over 95% of our customers are drivers of Didi Chuxing Technology Co., Ltd., the largest ride-hailing service platform in China, who sign affiliation agreements with us, pursuant to which we provide them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. We recognize revenue over the affiliation period when performance obligations are completed.

Financing revenues – Interest income from the lease arising from our sales-type leases and bundled lease arrangements is recognized in financing revenues over the lease term based on the effective rate of interest in the lease.

Lease

On April 1, 2019, we adopted ASC Topic 842. This update, as well as additional amendments and targeted improvements issued in 2018 and early 2019, supersedes existing lease accounting guidance found under ASC 840. The accounting for lessors does not fundamentally change with this update except for changes to conform and align guidance to the lessee guidance, as well as to the revenue recognition guidance in ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606). Some of these conforming changes, such as those related to the definition of lease term and minimum lease payments, resulted in certain lease arrangements, that would have been previously accounted for as operating leases, to be classified and accounted for as sales-type leases with a corresponding up-front recognition of automobile sales revenue when the lessee obtained control over the automobile.

The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobile included in arrangements meeting these conditions are accounted for as sales-type leases. For sales-type leases, we recognize sales equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

We consider the economic life of most of automobile to be three to four years, since this represents the most frequent contractual lease term for its automobile and the automobile will be used for Didi driving services. We believe three to four years is representative of the period during which the automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

A portion of our direct sales of automobile to end customers are made through bundled lease arrangements which typically include automobile, services (automobile purchase services, facilitation fees, and management and guarantee services) and financing components where the customer pays a single negotiated fixed minimum monthly payment for all elements over the contractual lease term. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease deliverables included in the bundled arrangement and the financing components. Lease deliverables include the automobile and financing, while the non-lease deliverables generally consist of the services and repayment of advanced fees made on behalf of its customers. We consider the fixed payments for purposes of allocation to the lease elements of the contract. The fixed minimum monthly payments are multiplied by the number of months in the contract term to arrive at the total fixed lease payments that the customer is obligated to make over the lease term. Amounts allocated to the automobile and financing elements are then subjected to the accounting estimates under ASC 842 to ensure the values reflect standalone selling prices. The remainder of any fixed payments are allocated to non-lease elements (automobile purchase services, facilitation fees, and management and guarantee services), for which these revenues are recognized in a manner consistent with the guidance for service fees from automobile purchase services, facilitation fees from automobile transactions, and service fees from management and guarantee services as discussed above.

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2019, our pricing interest rate is 6.0% per annum.

Online Lending Services

Transaction fees - Transaction fees are paid by borrowers to us for the work we perform through its platform. The amount of these fees is based upon the loan amount, maturity and the credit grade of borrowers. The fees charged to borrowers are paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees are non-refundable upon the issuance of loan. We recognize the revenue when loans have been disbursed to borrowers or borrowers have repaid their principal or interest of loans.

Service fees - We charge investors service fees on their actual investment payments. We generally receive the service fees upon the investors’ receipt of their investment returns. We recognize the revenue when loans have been repaid and investor have received their investment income.

Website development revenues – Revenue allocated to website development services is recognized as the service is performed over time using our efforts or inputs to the satisfaction of a performance obligation using an input measure method, under which the total value of revenue is recognized on the basis of the percentage that total cost to date bears to the total expected costs. We consider labor costs and related outsource labor costs for the input measurement as the best available indicator of the progress, pattern and timing in which contract obligations are fulfilled.

Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. In instances where substantive acceptance provisions are specified in customer contracts, revenues are deferred until all acceptance criteria have been met. To date, we have not incurred a material loss on any contracts. However, as a policy, provisions for estimated losses on such engagements will be made during the period in which a loss becomes probable and can be reasonably estimated.

We generally does not enter into arrangements with multiple deliverables for website development services contracts. If the deliverables have standalone value at contract inception, we account for each deliverable separately.

(f)	Leases

Prior to March 31, 2019, leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases expense and is included in the consolidated statements of operations on a straight-line basis over the term of the leases. We had no capital lease commitments for the three months ended March 31, 2018.

On April 1, 2019, we adopted ASC Topic 842. This update supersedes existing lease accounting guidance found under ASC 840 and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. We do not have any financing lease for the three months ended March 31, 2019.

We adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, we recognized approximately $384,000 ROU assets and approximately $378,000 lease liabilities, primarily related to leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on our unaudited consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

We review the impairment of our ROU assets consistent with the approach applied for our other long-lived assets. We review the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•	We have insufficient financial reporting and accounting with appropriate knowledge of U.S. generally accepted accounting principles (“U.S. GAAP”) and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements;

•	We did not have comprehensive accounting policies and procedures manual in accordance with U.S. GAAP;

•	We did not have proper procedures in place to identify certain related party transaction;

•	We did not have effective entity level control;

•	We did not have sufficient resources with technical competency to review and record non-routine or complex transactions; and

In the quarter ended June 30, 2019, we hired Deloitte to help us to make improvements on our framework of internal controls, including setting up risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness, preparing manual of internal control, tracing rectifications and performing control testing. We plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;

(ii)	hiring internal audit staffs, improving the internal audit function, internal control policies and monitoring controls;

(iii)	investing in technology infrastructure to support our financial reporting function; and

(iv)	improving the communication between management, board of directors and chief financial officer.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 5, 2019, our wholly owned subsidiary, Yicheng, entered into an investment and equity transfer agreement (“Investment Agreement”) with Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”), Chengdu Yunche Chixun Business Consulting Co., Ltd. (“Yunche Chixun”), Mr. Zhiqiu Xia and all the shareholders of Mashang Chuxing (“Mashang Chuxing Shareholders”), pursuant to which, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia will acquire from the Mashang Chuxing Shareholders 49%, 5% and 46% of the equity interests of Mashang Chuxing, respectively, for no consideration,. We plan to close the acquisition before September 2019 and would make a cash contribution of RMB4,900,000 (approximately $731,000) to Mashang Chuxing, representing 49% of its registered capital, in accordance with the Investment Agreement. As the date of this report, Mashang Chuxing has not commenced operation and its current business plan is to seek new business opportunities in the automobile financing industry.

As previously reported on a Current Report on Form 8-K of the Company, in connection with a registered direct public offering on June 21, 2019, we issued pre-funded Series B common stock purchase warrants to purchase a maximum aggregate of 1,116,320 shares of common stock (the “Series B Warrants”) . On August 13, 2019, we issued an aggregate of 500,470 shares of common stock for nominal consideration to holders of the Series B Warrants upon exercise of such warrants.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Intercity Carpool Business Cooperation Agreement, dated as of May 16, 2019, by and between Sichuan Feiniu Automobile Transportation Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 21, 2019.

10.2	Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 on that Current Report on Form 8-K filed by the Company with the Commission on May 30, 2019.

10.3	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 on that Current Report on Form 8-K filed by the Company with the Commission on June 18, 2019.

10.4	Form of Lock-Up Agreement, incorporated herein by reference to Exhibit 10.2 on that Current Report on Form 8-K filed by the Company with the Commission on June 18, 2019.

10.5	Form of Leak-Out Agreement, incorporated herein by reference to Exhibit 10.3 on that Current Report on Form 8-K filed by the Company with the Commission on June 18, 2019.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: August 14, 2019	By:	/s/ Xi Wen
Name: Xi Wen
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2019	By:	/s/ Xiaoyuan Zhang
Name: Xiaoyuan Zhang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)