Form 10-Q
period 2019-09-30
Senmiao Technology Ltd
filed 2019-11-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________   to________.

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

As of November 14, 2019, there were 28,839,803 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management's current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies (including, without limitation, our ability to effectively wind down our peer-to-peer online lending business and establish and grow our other businesses);
•	our future business development, financial condition and results of operations;
•	the growth of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth of China’s ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and related services business;
•	our relationships with our business partners;
•	competition in our industries;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant government policies and regulations relating to our industries.

You should read this Report and the documents that we refer to in this Report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this Report and our other reports filed with the Securities and Exchange Commission (the “SEC”) include additional factors which could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,538,667	$5,020,510
Accounts receivable, net	1,472,094	326,181
Inventories	2,195,382	1,508,244
Finance lease receivables, net, current portion	371,264	10,254
Prepayments, receivables and other assets, net	4,744,183	3,793,468
Escrow receivable due within one year	-	600,000
Due from related parties	136,590	140,498
Total Current Assets	11,458,180	11,399,155

Property and equipment, net	425,257	125,885

Other Assets
Right-of-use assets	842,413	-
Intangible assets, net	33,409	296,091
Prepayment for intangible assets	889,891	470,706
Accounts receivable, net	1,262,912	-
Finance lease receivables, net	733,269	22,298
Total Other Assets	3,761,894	789,095

Total Assets	$15,645,331	$12,314,135

LIABILITIES AND EQUITY
Current Liabilities
Borrowings from financial institutions	$205,775	$219,157
Borrowings from third parties	-	476,765
Accounts payable	162,142	-
Advance from customers	100,533	38,996
Income tax payable	105,254	21,905
Accrued expenses and other liabilities	1,727,219	1,500,803
Due to stockholders	125,428	1,080,047
Due to related parties and affiliates	668,697	415,931
Lease liabilities	323,564	-
Derivative liabilities	193,569	-
Total Current Liabilities	3,612,181	3,753,604

Other Liabilities
Borrowings from financial institutions, noncurrent	72,724	177,789
Lease liabilities, non current	448,327	-
Total Other Liabilities	521,051	177,789

Total liabilities	4,133,232	3,931,393

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 28,691,356 and 25,945,255 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively)	2,869	2,595
Additional paid-in capital	26,786,683	23,833,112
Accumulated deficit	(14,519,644)	(15,031,538)
Accumulated other comprehensive loss	(763,605)	(428,771)
Total Stockholders' Equity	11,506,303	8,375,398

Noncontrolling interests	5,796	7,344

Total Equity	11,512,099	8,382,742

Total Liabilities and Equity	$15,645,331	$12,314,135

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$5,921,166	$71,508	$11,015,606	$196,534
Cost of revenues	(4,709,184)	-	(8,731,496)	-
Gross profit	1,211,982	71,508	2,284,110	196,534

Operating expenses
Selling, general and administrative expenses	(1,738,335)	(782,451)	(3,191,407)	(1,754,720)
Amortization of intangible assets	(11,414)	(86,791)	(26,568)	(173,088)
Impairments of intangible assets and goodwill	(266,534)	-	(266,534)	-
Total operating expenses	(2,016,283)	(869,242)	(3,484,509)	(1,927,808)

Loss from operations	(804,301)	(797,734)	(1,200,399)	(1,731,274)

Other income (expense)
Other (expense) income, net	(22,779)	7,729	9,462	10,905
Interest expense	(25,306)	-	(62,345)	-
Change in fair value of derivative liabilities	1,998,202	-	1,994,806	-
Total other income, net	1,950,117	7,729	1,941,923	10,905

Income (loss) before income taxes	1,145,816	(790,005)	741,524	(1,720,369)

Income tax expenses	(4,457)	-	(105,598)	-

Net income (loss) before non-controlling interests	1,141,359	(790,005)	635,926	(1,720,369)

Less: Net income attributable to noncontrolling interests	(51,105)	-	(124,033)	-

Net income (loss) attributable to stockholders	$1,090,254	$(790,005)	$511,893	$(1,720,369)

Net income (loss)	$1,141,359	$(790,005)	$635,926	$(1,720,369)

Other comprehensive loss
Foreign currency translation adjustment	(374,192)	(57,965)	(460,415)	(106,700)

Comprehensive income (loss)	767,167	(847,970)	175,511	(1,827,069)

Less: Total comprehensive income attributable to noncontrolling interests	(46,200)	-	(1,548)	-

Total comprehensive income (loss) attributable to stockholders	$813,367	$(847,970)	$177,059	$(1,827,069)

Weighted average number of common stock
Basic	28,237,413	25,879,400	27,185,205	25,879,400
Diluted	28,237,430	25,879,400	27,185,212	25,879,400

Earnings (loss) per share
Basic	$0.04	$(0.03)	$0.02	$(0.07)
Diluted	$0.04	$(0.03)	$0.02	$(0.07)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2018
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	income (loss)	interest	Total equity
BALANCE, March 31, 2018	25,879,400	$2,588	$23,611,512	$(10,481,669)	$(253,761)	$-	$12,878,670
Net loss	-	-	-	(930,364)	-	-	(930,364)
Foreign currency translation adjustment	-	-	-	-	(48,735)	-	(48,735)
BALANCE, June 30, 2018 (Unaudited)	25,879,400	2,588	23,611,512	(11,412,033)	(302,496)	-	11,899,571
Net loss	-	-	-	(790,005)	-	-	(790,005)
Foreign currency translation adjustment	-	-	-	-	(57,965)	-	(57,965)
BALANCE, September 30, 2018 (Unaudited)	25,879,400	$2,588	$23,611,512	$(12,202,038)	$(360,461)	$-	$11,051,601

	For the Six Months Ended September 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	income (loss)	interest	Total equity
BALANCE, March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net income (loss)	-	-	-	(578,360)	-	72,928	(505,432)
Issuance of common stock in registered direct offering net of issuance costs	1,781,360	178	1,991,940	-	-	-	1,992,118
Foreign currency translation adjustment	-	-	-	-	(57,947)	(28,276)	(86,223)
BALANCE, June 30, 2019 (Unaudited)	27,726,615	2,773	25,825,052	(15,609,898)	(486,718)	51,996	9,783,205
Net income				1,090,254		51,105	1,141,359
Exercise of Series B warrants into common stock	964,741	96	961,631	-	-	-	961,727
Foreign currency translation adjustment	-	-	-	-	(276,887)	(97,305)	(374,192)
BALANCE, September 30, 2019 (Unaudited)	28,691,356	$2,869	$26,786,683	$(14,519,644)	$(763,605)	$5,796	$11,512,099

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$635,926	$(1,720,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	56,016	4,897
Amortization of right-of-use assets	90,800	-
Amortization of intangible assets	26,568	173,088
Provision for doubtful accounts	166,558	-
Impairment loss of intangible assets	266,534	-
Loss on disposal of an equipment	4,621	-
Change in fair value of derivative liabilities	(1,994,806)	-
Change in operating assets and liabilities
Accounts receivable	(2,606,829)	(40,229)
Inventories	(804,853)	-
Prepayments, receivables and other assets	(1,311,125)	31,418
Finance lease receivables	(1,109,277)	-
Accounts payable	167,472	-
Advances from customers	66,019	-
Income tax payable	87,469	-
Accrued expenses and other liabilities	319,448	(30,524)
Lease liabilities	(124,945)	-
Net Cash Used in Operating Activities	(6,064,404)	(1,581,719)

Cash Flows from Investing Activities:
Purchases of property and equipment	(384,695)	(27,271)
Purchase of intangible assets	-	(42,472)
Prepayment of intangible assets	(470,000)	-
Net Cash Used in Investing Activities	(854,695)	(69,743)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	5,142,124	-
Net proceeds from issuance of common stock upon warrants exercised	96	-
Proceeds borrowed from stockholders	-	1,574,617
Repayments to stockholders	(870,249)	(1,500,000)
Repayments to third parties	(462,370)	-
Borrowings from related parties and affiliates	1,177,651	-
Repayments to related parties and affiliates	(838,949)	-
Repayments of current borrowings from financial institutions	(97,306)	-
Release of escrow receivable	600,000	600,000
Net Cash Provided by Financing Activities	4,650,997	674,617

Effect of exchange rate changes on cash and cash equivalents	(213,741)	(98,647)

Net decrease in cash and cash equivalents	(2,481,843)	(1,075,492)
Cash and cash equivalents, beginning of period	5,020,510	11,141,566
Cash and cash equivalents, end of period	$2,538,667	$10,066,074

Supplemental Cash Flow Information
Cash paid for interest expense	$62,345	$-
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
IPO expenses paid by the Company’s stockholders	$-	$70,687
Right-of-use assets obtained in exchange of operating lease liabilities	$960,908	$-
Intangible assets received from prepayment	$40,457	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$3,150,006	$-
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$961,631	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company provides automobile transaction and related services focusing on the ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd. (“Ruixi Leasing”), and its VIE, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). The Company operated an online lending platform in China through its variable interest entity (“VIE”), Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise (“SME”) borrowers. The Company ceased its online lending services business in October 2019 and commenced a process of winding down such business.

On September 25, 2016, Sichuan Senmiao acquired a P2P platform (including website, internet content provider license, operating systems, servers, and management system) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. On July 28, 2017, the Company established a wholly-owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) in China. Sichuan Senmiao was established in China in June 2014. On September 18, 2017, the Company, through Senmiao Consulting, entered into a series of agreements (“VIE Agreements”) with Sichuan Senmiao and its equity holders (the “Sichuan Senmiao Shareholders”) to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for the Sichuan Senmiao Shareholders’ commitment to perform their obligations under the VIE Agreements, the Company issued an aggregate of 45,000,000 shares of its common stock to the Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017.

On November 21, 2018, as part of its entry into the automobile transaction business, the Company entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi (“Hunan Ruixi Shareholders”), pursuant to which the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the equity interest of Hunan Ruixi. The Company closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement (Note 3). As of June 30, 2019, the Company made the full cash contributions in the aggregate amount of $6,000,000 to Hunan Ruixi.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since January 2019. Hunan Ruixi also controls Jinkailong through its 35% equity interest and a voting agreement with Jinkailong’s other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them relevant after-transaction services. In April 2019, Ruixi Leasing began its leasing operation.

The Company formed a wholly owned subsidiary, Yicheng Financial Leasing Co., Ltd. (“Yicheng”), with a registered capital of $50 million in Chengdu City, Sichuan Province in May 2019. Yicheng obtained its business licenses for automobiles sale and financial leasing on May 5, 2019. Yicheng has been engaged in automobile sales since June 2019.

On July 5, 2019, Yicheng entered into an Investment and Equity Transfer Agreement with Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”), Chengdu Yunche Chixun Business Consulting Co., Ltd. (“Yunche Chixun”), Mr. Zhiqiu Xia and all the shareholders of Mashang Chuxing (“Mashang Chuxing Shareholders”), pursuant to which, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia acquired from the Mashang Chuxing Shareholders 49%, 5% and 46% of the equity interests of Mashang Chuxing for no consideration, respectively. As of the date of the financial statements, none of the current shareholders of Mashang Chuxing made capital contribution. Mashang Chuxing commenced providing ride-hailing services in August 2019 and has not generated significant revenue due to limited operations. As a result, no equity investment income nor expense were recorded for the three and six months ended September 30, 2019.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the date of these financial statements:

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay Senmiao Consulting service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. Although the Company is discontinuing Sichuan Senmiao’s business operations, the VIE Agreements remain in place, and such agreements are described in detail below:

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

Voting Agreement with Jinkailong’s Other Shareholders

In addition to obtaining 35% equity interests in Jinkailong, Hunan Ruixi entered into a voting agreement, as amended (the “Voting Agreement”), with Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests. Pursuant to the Voting Agreement, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for a period of 20 years, ending on August 25, 2038.

The Company has concluded that it should consolidate the financial statements with Jinkailong because it is Jinkailong’s primary beneficiary based on the Voting Agreement. Though not explicit in the Voting Agreement by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, the Company may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreement and the Company’s plan to provide financial support to Jinkailong were considered in determining that the Company is the primary beneficiary of Jinkailong. Accordingly, management has determined that Jinkailong is a VIE and the financial statements of Jinkailong are consolidated in the Company’s consolidated financial statements.

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of September 30, 2019 and March 31, 2019 are as follows:

	September 30, 2019	March 31, 2019
	(Unaudited)
Total assets	$8,223,322	$5,214,014
Total liabilities	$10,229,991	$6,852,769

Net revenue, income (loss) from operations and net loss of the VIEs that were included in the Company's consolidated financial statements for the three and six months ended September 30, 2019 and 2018 are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$899,814	$71,508	$1,888,863	$196,534
Income (loss) from operations	$(303,826)	$(458,306)	$(140,805)	$(858,034)
Net loss	$(472,332)	$(452,525)	$(487,739)	$(851,239)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of September 30, 2019 and for the six months ended September 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on July 5, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2019, its unaudited results of operations for the three and six months ended September 30, 2019 and 2018, and its unaudited cash flows for the six months ended September 30, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2019	March 31, 2019
Balance sheet items, except for equity accounts	7.1484	6.7119

	For the Three Months Ended September 30,
	2019	2018
Items in the statements of operations and comprehensive loss	7.0170	6.8127

	For the Six Months Ended September 30,
	2019	2018
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.9209	6.5925

(d)	Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities issuance of common stock and warrants exercised and other provisions and contingencies.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019:

	Carrying Value at September 30, 2019	Fair Value Measurement at September 30, 2019
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$193,569	$—	$	$193,569

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2019:

September 30, 2019
Beginning balance	$-
Derivative liabilities recognized at grant date on June 20, 2019	3,150,006
Change in fair value of derivative liabilities	(1,994,806)
Warrant exercised	(961,631)
Ending balance	$193,569

On June 21, 2019, the Company closed a registered direct offering of an aggregate of 1,781,361 shares of common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock, (ii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock and (iii) placement agent warrants to purchase up to 142,509 shares of common stock.

Those Warrant shares’ strike price is denominated in US$ and the Company’s functional currency is RMB, therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date) and September 30, 2019.

	June 20, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	1,116,320	142,509
Valuation date	6/20/2019	6/20/2019	6/20/2019
Exercise price	$3.72	$3.72	$3.38
Stock price	$2.80	$2.80	$2.80
Expected term(year)	4.00	1.00	4.00
Risk-free interest rate	1.77%	1.77%	1.77%
Expected volatility	86%	86%	86%

	September 30, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	151,579	142,509
Valuation date	9/30/2019	9/30/2019	9/30/2019
Exercise price	$3.72	$0.0001	$3.38
Stock price	$0.37	$0.37	$0.37
Expected term(year)	3.72	0.72	3.72
Risk-free interest rate	1.56%	1.79%	1.56%
Expected volatility	98%	98%	98%

As of September 30, 2019 and March 31, 2019, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables and other assets, escrow receivables, due from related parties, borrowings from financial institutions, other liabilities, due to stockholders and due to related parties and affiliates, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The finance lease receivables were recorded at gross adjusted for the deferred interest income using the effective interest rate method. The Company believes that the effective interest rates underlying the finance lease receivables approximate current market rates for such finance leasing products as of September 30, 2019.

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

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019 and March 31, 2019, allowance for doubtful accounts amounted to $95,111 and $0, respectively.

(j)	Inventories

Inventories consist of automobiles which are held primarily for sale and for leasing purposes, and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances.

(k)	Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of September 30, 2019 and March 31, 2019, finance lease receivables consisted of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Gross minimum lease payments receivable	$1,494,882	$40,023
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	1,494,882	40,023
Less Allowance for uncollectible minimum lease payments receivable	-	-
Net minimum lease payments receivable	1,494,882	40,023
Estimated residual value of leased automobiles	-	-
Less: Unearned interest	(390,349)	(7,471)
Financing lease receivables, net	$1,104,533	$32,552
Finance lease receivables, net, current portion	$371,264	$10,254
Finance lease receivables, net, long-term portion	$733,269	$22,298

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2019 are as follows:

Minimum future payments receivable
Twelve months ending September 30, 2020	$481,297
Twelve months ending September 30, 2021	467,494
Twelve months ending September 30, 2022	392,654
Twelve months ending September 30, 2023	153,437
Total	$1,494,882

(l)	Property and equipment

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the six months ended September 30, 2019 and 2018, there was no impairment of property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2019 there was a $266,534 impairment on customer relationship from Sichuan Senmiao as a result of the Company’s decision to discontinue the P2P lending business in October 2019. For the three and six months ended September 30, 2018, there was no impairment of intangible assets.

(n)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net loss attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted earnings (loss) per share, net income (loss) attributable to stockholders for basic earnings (loss) per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net earnings (loss) per share if their inclusion is anti-dilutive.

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

As of September 30, 2019, the Company had outstanding contracts for automobile transaction and related services amounting to $1,552,934, of which $596,797 is expected to be completed within 12 months after September 30, 2019, and $956,137 is expected to be completed after September 30, 2020.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
Automobile Transaction and Related Services
- Revenues from sales of automobiles	$4,886,518	$-	$8,866,629	$-
- Service fees from automobile purchase services	600,684	-	1,257,010	-
- Facilitation fees from automobile transactions	41,764	-	143,263	-
- Service fees from management and guarantee services	97,840	-	184,655	-
- Financing revenues	47,121	-	61,264	-
- - Other service fees	211,360	-	385,029	-
Online Lending Services
- Transaction fees	13,479	65,021	70,454	180,885
- Service fees	8,313	6,487	21,857	15,649
- Website development revenue	14,087	-	25,445	-
Total revenues	$5,921,166	$71,508	$11,015,606	$196,534

Automobile transaction and related services

Sales of automobiles – The Company generates revenue from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong and Mashang Chuxing, who acts on behalf of its customers. The Company recognizes revenues when the automobile is delivered and control is transferred to the purchaser.

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

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by the Company’s customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. The Company attracts automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, the Company charges the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, the Company charges the fees to the automobile purchasers. The Company recognizes revenue from facilitation fees when the titles are transferred to the purchasers. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

Service fees from management and guarantee services – Over 95% of the Company’s customers are drivers of Didi Chuxing Technology Co., Ltd., the largest ride-hailing service platform in China. The drivers sign affiliation agreements with the Company, pursuant to which the Company provides them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. The Company recognizes revenue over the affiliation period when performance obligations are completed.

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

The Company consider the economic life of most of the automobiles to be three to four years, since this represents the most common lease term for its automobiles and the automobiles will be used for ride-hailing services. The Company believes three to four years is representative of the period during which an automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassess its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2019, the Company's pricing interest rate was 6.0% per annum.

Online P2P Lending Services

Transaction fees – Under the Company’s now discontinued P2P lending business, transaction fees were paid by borrowers to the Company for the work the Company performed through its platform. The amount of these fees was based upon the loan amount and the maturity date of the loan. The fees charged to borrowers were paid upon (i) disbursement of the proceeds for loans which accrued interest on a monthly basis or (ii) full payment of principal and interest of loans which accrued interest on a daily basis. These fees were non-refundable upon the issuance of loan. The Company recognized revenue when loan proceeds were disbursed to borrowers or borrowers paid their principal and interest on loans.

Service fees – The Company charged investors service fees on their actual return of investment (interest income). The Company generally received the service fees upon the investors’ receipt of their investment returns. The Company recognized revenue when loans were repaid and investors received their investment income.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2019 and March 31, 2019. As of September 30, 2019, the calendar years ended December 31, 2013 through 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(r)	Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and foreign currency adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

Prior to March 31, 2019, leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases expense and is included in the consolidated statements of operations on a straight-line basis over the term of the leases. The Company had no capital lease commitments for the six months ended September 30, 2019.

On April 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The Company did not have any financing lease for the six months ended September 30, 2019.

The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized approximately $246,227 ROU assets and approximately $247,325 lease liabilities, primarily related to operating leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's unaudited condensed consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

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

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On September 30, 2019 and March 31, 2019, approximately $617,000 and $1,950,000, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On September 30, 2019 and March 31, 2019, approximately $1,905,000 and $3,070,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, a company’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

In measuring the credit risk of accounts receivables due from the borrowers and investors (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customer on its contractual obligations and considers the current financial position of the P2P customer and the risk exposures to the P2P customer and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors will pay the service fee within one year upon receipt of their investment returns. As a result, the company will provide full provisions on accounts receivable if the P2P customers default on repayments for over one year.

As of September 30, 2019, the Company provided allowance for doubtful accounts of $95,111.

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

As of September 30, 2019 and March 31, 2019, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $1,839,000 and $3,070,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. As of September 30, 2019, RMB were depreciated from 6.71 RMB into US$1.00 at March 31, 2019 to 7.15 RMB into US$1.00 at September 30, 2019.

4)	VIE risk

It is possible that the VIE Agreements among Sichuan Senmiao, Senmiao Consulting, and the Sichuan Senmiao Shareholders would not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. In the event that the Company were unable to enforce these contractual arrangements, the Company would not be able to exert effective control over Sichuan Senmiao. Consequently, Sichuan Senmiao’s results of operations, assets and liabilities would not be included in the Company’s consolidated financial statements, which would have an adverse impact on the Company’s cash flows, financial position, and operating performance. Management believes that the VIE Agreements are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect, and considers it is unlikely that PRC regulatory authorities with jurisdiction over the Company’s operations and contractual relationships would find the contracts unenforceable.

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

Fair value
Net assets acquired (i)	$63,965
Gain from acquisition of Hunan Ruixi and its subsidiary and VIE	-
Noncontrolling interests (ii)	-
Total purchase consideration	$-

(i)	Net assets acquired primarily include cash and cash equivalents of $213,645, other current assets of $1,813,821, property and equipment of $107,865, other current liabilities of $711,303 and borrowings from related parties and affiliates of $785,231, and borrowings from financial institutions of $554,802.

(ii)	Fair value of the noncontrolling interests is estimated with reference to the purchase price per share as of the acquisition date.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of September 30, 2019 and March 31, 2019, accounts receivable were comprised of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Receivables of transaction fees due from borrowers	$143,795	$126,272
Receivables of automobile sales due from automobile purchasers	1,292,895	-
Receivables of services fees due from automobile purchasers	1,590,292	199,909
Less: Unearned interest	(196,865)	-
Less: Allowance for doubtful accounts	(95,111)	-
Accounts receivable, net	$2,735,006	$326,181
Account receivable, net, current portion	$1,472,094	$326,181
Account receivable, net, long-term portion	$1,262,912	$-

Movement of allowance for doubtful accounts is as follows:

	September 30, 2019	March 31, 2019
	(Unaudited)
Beginning balance	$-	$-
Provision for doubtful accounts	98,239	-
Translation adjustment	(3,128)	-
Ending balance	$95,111	$-

5.	INVENTORIES

	September 30, 2019	March 31, 2019
	(Unaudited)
Automobiles (i)	$2,195,382	$1,508,244

(i)     As of September 30, 2019, the Company owned four automobiles with a total value of $50,619 for leasing purposes, 113 automobiles with a total value of $1,235,048 for sale, and 78 automobiles with a total value of $909,715 for either leasing or selling purpose.

As of September 30, 2019 and March 31, 2019, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

6.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS

As of September 30, 2019 and March 31, 2019, the prepayments, receivables and other assets were comprised of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Due from automobile purchasers, net (i)	$3,090,621	$2,564,834
Prepayments for automobiles (ii)	438,215	394,821
Deposits	435,853	294,986
Value added tax (“VAT”) recoverable (iii)	370,004	228,196
Deferred issuance costs pursuant to Registration Statement on Form S-3 (iv)	-	149,696
Prepaid expenses	270,592	112,147
Employee advances	106,492	-
Others	32,406	48,788
Total	$4,744,183	$3,793,468

(i)	Due from automobile purchasers

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of September 30, 2019 and March 31, 2019, the Company recorded allowance of $66,145 and $2,995, respectively, against doubtful receivables.

(ii)	Prepayments for automobiles

The balance represented amounts advanced to dealers for automobiles and to other third parties for automobiles related taxes and insurances.

(iii)	VAT recoverable

The balance of VAT recoverable represented the amount to be utilized to offset the Company’s future VAT arising from sales of goods.

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

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Leasehold improvements	$176,019	$-
Electronic devices	39,892	28,305
Office equipment, fixtures and furniture	77,751	48,157
Vehicles	215,014	81,523
Subtotal	508,676	157,985
Less: accumulated depreciation and amortization	(83,419)	(32,100)
Total	$425,257	$125,885

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 amounted to $30,494 and $3,015, respectively.

Depreciation and amortization expense for the six months ended September 30, 2019 and 2018 amounted to $56,016 and $4,897, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Customer relationship	$-	$392,618
Platform	1,090,388	1,161,267
Software	64,712	27,205
Subtotal	1,155,100	1,581,090
Less: Accumulated amortization	(1,121,691)	(1,284,999)
Intangible assets, net	$33,409	$296,091

Amortization expense totaled $11,414 and $86,791 for the three months ended September 30, 2019 and 2018, respectively.

Amortization expense totaled $26,568 and $173,088 for the six months ended September 30, 2019 and 2018, respectively.

The following table sets forth the Company’s amortization expense for the next five year ending:

Amortization expenses
Twelve months ending September 30, 2020	$8,167
Twelve months ending September 30, 2021	8,167
Twelve months ending September 30, 2022	8,167
Twelve months ending September 30, 2024	8,140
Thereafter	768
Total	$33,409

9.	PREPAYMENTS FOR INTANGIBLE ASSETS

As of September 30, 2019 and March 31, 2019, the balance of prepayments for intangible assets of $889,891 and $470,706, respectively, represented the advance payments for the development of software to be used in the Company’s online lending platform of $139,891 and $190,706, respectively, and the software to be used in the automobile transaction and related services of $750,000 and $280,000, respectively. The balance will be recognized as intangible assets and amortized over the estimated useful life upon the completion of installation and testing of the software.

10.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

The borrowings from certain financial institutions represented the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total principal to be responsible for and repaid by the automobile purchasers. Such borrowings totaled $278,499 and $396,946 bearing interest rates ranging between 6.2% and 8.1% per annum at September 30, 2019 and March 31, 2019, respectively, of which $72,724 and $177,789, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended September 30, 2019 and 2018 was $11,430 and $0, respectively. The interest expense for the six months ended September 30, 2019 and 2018 was $21,668 and $0, respectively.

11.	BORROWINGS FROM THIRD PARTIES

	September 30, 2019	March 31, 2019
Borrowings from third parties	$-	$476,765

The borrowings from third parties were fully repaid in July 2019. The interest expense for the three months ended September 30, 2019 and 2018 was $0 and $0, respectively. The interest expense for the six months ended September 30, 2019 and 2018 was $12,655 and $0, respectively.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2019	March 31, 2019
	(Unaudited)
Accrued payroll and welfare	$714,331	$614,765
Other payable (i)	200,166	247,335
Loan repayments received on behalf of financial institutions (ii)	261,939	169,657
Payables for expenditures on automobile transaction and related services	238,878	157,382
Accrued expenses	41,575	198,456
Deposits	237,975	82,232
Other taxes payable	32,355	30,976
	$1,727,219	$1,500,803

(i)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(ii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

13.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company has recorded the contribution in salary and employee charges when incurred. The contributions made by the Company were $84,121 and $80,228 for the three months ended September 30, 2019 and 2018, respectively. The contributions made by the Company were $191,677 and $129,046 for the six months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and March 31, 2019, the Company did not make adequate employee benefit contributions in the amount of $501,310 and $403,446. The Company accrued the amount in accrued payroll and welfare.

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

Warrants	$3,150,006
Common stock	1,992,118
Total net proceeds	$5,142,124

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and six months ended September 30, 2019, the change of fair value was $1,998,202 and $1,994,806, respectively, was recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since granted. The fair value of derivative instrument of $961,631 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. At September 30, 2019, the fair value of the derivative instrument totaled $193,569.

The Company has outstanding warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2018	337,940	337,940	$4.80	4.96
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(300,000)	(300,000)	$4.80	-
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(964,741)	(964,741)	-	-
Balance, September 30, 2019	1,668,049	1,668,049	$3.38	3.72

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

As of March 31, 2019, the first installment of RSUs vested and the Company accounted for the vested RSUs as an addition to both expenses and additional paid-in capital. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

A summary of RSU activity for the year ended March 31, 2019 and for the six months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Balance of RSUs outstanding at March 31, 2018	-	$-
Grants of RSUs	25,000	$4.42
Vested RSUs	(6,250)	$4.42
Forfeited RSUs	(7,500)	$4.42
Balance of unvested RSUs at March 31, 2019	11,250	$4.42
Grants of RSUs	-	-
Vested RSUs	(7,500)	$4.42
Forfeited RSUs	-	-
Balance of unvested RSUs at September 30, 2019 (Unaudited)	3,750	$4.42

Total compensation expense for the three months ended September 30, 2019 and 2018 was $0.  Total compensation expense for the six months ended September 30, 2019 and 2018 was $16,575 and $0, respectively.  Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the year ended March 31, 2019. The other three directors remained on the board and the Company had an aggregate of 3,750 and 11,250 of unrecognized RSUs as of September 30, 2019 and March 31, 2019, respectively, to be expensed over a weighted average period of six and three months, respectively.

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

Registered Direct Offering

On April 15, 2019, the SEC declared effective the Company’s Registration Statement on Form S-3, pursuant to which, along with the accompanying prospectus, the Company registered up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units. On June 21, 2019, the Company closed a registered direct offering of an aggregate of 1,781,361 shares of its common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock. The Company sold the shares of common stock at a price of $3.38 per share (the “Share Purchase Price”). The Company received gross proceeds from the offering, before deducting estimated offering expenses payable by the Company, of approximately $6,000,000.

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date.

The Series B warrants are pre-funded warrants and are being issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). In August 2019, the Company issued an aggregate of 964,741 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $96.

15.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax.

The Company’s net operating loss for the six months ended September 30, 2019 amounted to approximately $569,000. As of September 30, 2019, the Company’s net operating loss carryforward for U.S. income taxes was approximately $1.9 million. The net operating loss carryforward is available to reduce future years’ taxable income through year 2039. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of September 30, 2019 and March 31, 2019, valuation allowances for deferred tax assets were approximately $0.39 million and $0.27 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, and Yicheng are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax expenses	$4,457	$-	$105,598	$-
Deferred income tax expenses	$-	$-	$-	$-
Total income tax expenses	$4,457	$-	$105,598	$-

As of September 30, 2019 and March 31, 2019, the Company’s PRC entities had net operating loss carryforwards of approximately $4.4 million and $4.8 million, respectively, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At September 30, 2019 and March 31, 2019, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryforwards in the PRC	$1,092,914	$886,176
Net operating loss carryforwards in the U.S.	391,710	272,258
Less: valuation allowance	(1,484,624)	(1,158,434)
	$-	$-

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of September 30, 2019, due from Mashang Chuxing was $82,647 and represented the fund Yicheng provided to support its operation since August 2019. Other balances due from related parties were $53,943 and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

This is comprised of amounts payable to two stockholders and are unsecured, interest free and due on demand.

	September 30, 2019	March 31, 2019
	(Unaudited)
Jun Wang	$72,707	$107,233
Xiang Hu	52,721	972,814
Total	$125,428	$1,080,047

3)	Due to related parties and affiliates

	September 30, 2019	March 31, 2019
	(Unaudited)
Loan payable to related parties (i)	$447,653	$95,781
Other payables due to related parties (ii)	221,044	297,978
Others	-	22,172
	$668,697	$415,931

(i)	As of September 30, 2019 and March 31, 2019, the balances represented borrowings from three and two related parties, respectively. $41,967 of the balances as of September 30, 2019 is unsecured, interest free and due in the fiscal year of 2020 while $405,685 of the balance bears an interest rate of 9% per annum and was fully paid in October 2019. The balance as of March 31, 2019 bore an interest rate of 10% per annum and is due in the fiscal year of 2020.

(ii)	As of March 31, 2019, the balance represented borrowings from two related parties, who obtained borrowings from the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. The balance bore an interest rate of 8.22% per annum and was fully repaid in April 2019.

Interest expense for the three months ended September 30, 2019 and 2018 were $14,395 and $0, respectively. Interest expense for the six months ended September 30, 2019 and 2018 were $28,022 and $0, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of September 30, 2019, the outstanding balances were $52,721 and $72,707, respectively.

The Company entered into two office lease agreements which expire on January 1, 2020. On April 1, 2018, the two office leases were modified with the leasing term from April 1, 2018 to March 31, 2021. For the three months ended September 30, 2019 and 2018, the Company paid $27,578 and $28,952, respectively, to the stockholder in rental expenses. For the six months ended September 30, 2019 and 2018, the Company paid $55,156 and $57,904 in rent, respectively, to the stockholder.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. For the six months ended September 30, 2019 and 2018, the Company paid $10,455 and $0 in rent, respectively, to Dingchentai.

Before the acquisition of Hunan Ruixi, five related parties of Jinkailong borrowed funds of $747,647 through the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. As of March 31, 2019, the outstanding balance was $297,978. During the three months ended June 30, 2019, Jinkailong repaid all of the loans.  Those loans bore interest rates ranging from 7.68% to 8.22% per annum and the interest expense for the three and six months ended September 30, 2019 and 2018 was $12,353 and $0, respectively.

17.	LEASE

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized approximately $246,227 ROU assets and approximately $247,325 lease liabilities, primarily related to leases of facilities. The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. The average remaining lease term of its existing leases is 2.31 years. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's unaudited condensed consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

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

Rental expenses totaled $126,438 and $26,280 for the three months ended September 30, 2019 and 2018, respectively. Rental expenses totaled $209,176 and $66,369 for the six months ended September 30, 2019 and 2018, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Lease payments
Twelve months ending September 30, 2020	$361,839
Twelve months ending September 30, 2021	215,372
Twelve months ending September 30, 2022	120,825
Twelve months ending September 30, 2023	118,092
Twelve months ending September 30, 2023	40,042
Total lease payments	856,170
Less: discount	(84,279)
Present value of lease liabilities	$771,891

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2019, the Company had multiple outstanding purchase contracts with various automobile dealers for the purchase of a total 115 automobiles for an aggregate purchase price of approximately $1.3 million.

From October 1, 2019 through the date of issuance of these financial statements, the Company entered into two contracts with an automobile dealer for the purchase of a total of four automobiles for an aggregate purchase price of approximately $72,000. These purchase transactions are expected to be completed by the end of 2019.

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

However, as the Company commenced the automobile transaction and related services for less than one year, there was no sufficient historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. For the six months ended September 30, 2019, the Company did not provide provisions for the guarantee services. As of September 30, 2019, the maximum contingent liabilities the Company exposed to would be approximately $18,099,000 if all the automobile purchasers defaulted, among which approximately $668,000 would be due to investors of online lending platform operated by Sichuan Senmiao. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $14,668,000 as of September 30, 2019, based on the market price and the useful life of such collateral, which represents about 81.0% of the contingent liabilities.

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

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and six months ended September 30, 2019:

	For the Three Months Ended September 30, 2019
	Online Lending Services	Automobile Transaction and Related Services	Unallocated	Consolidated
Revenues	$35,879	$5,885,287	$-	$5,921,166
Income / (loss) from operations	$(735,463)	$200,113	$(268,951)	$(804,301)
Income / (loss) before income taxes	$(729,345)	$145,822	$1,729,339	$1,145,816
Net income (loss)	$(729,345)	$141,365	$1,729,339	$1,141,359

	For the Six Months Ended September 30, 2019
	Online Lending Services	Automobile Transaction and Related Services	Unallocated	Consolidated
Revenues	$117,756	$10,897,850	$-	$11,015,606
Income / (loss) from operations	$(1,207,808)	$615,715	$(608,306)	$(1,200,399)
Income / (loss) before income taxes	$(1,182,615)	$537,314	$1,386,824	$741,524
Net income (loss)	$(1,182,615)	$431,716	$1,386,824	$635,926

Details of the Company's revenue by segment are set out in Note 2(p).

As of September 30, 2019 and March 31, 2019, the Company’s total assets were $781,348 and $1,695,391, respectively, for online lending services, $13,378,207 and $7,580,070, respectively, for automobile transaction and related services, and $1,485,776 and $3,038,674, respectively, unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented.

20.	SUBSEQUENT EVENTS

On October 17, 2019, the Board of Directors of the Company (the “Board”) approved a plan (the “Plan”) submitted by management, to wind down and discontinue the Company’s online lending services.

The Company has determined that the continued operation of its online lending services is not viable in light of the recently tightened regulations on online peer-to-peer lending in China generally and the unofficial request from local regulator to reduce the Company’s online peer-to-peer lending transaction volume on a monthly basis. The Company has also determined that the discontinuation of its online lending services would allow the Company to focus its resources on its automobile financing facilitation and transaction business (the “Auto Business”).

In connection with the Plan, the Company will cease facilitation of loan transactions on its online lending platform and assume all the outstanding loans from lenders on the platform. The aggregate balance of the loans the Company expects to assume is approximately $5.6 million. The Company expects to use cash generated from its Auto Business and payments collected from borrowers to fully repay all platform lenders by December 31, 2020. As part of the Plan, the Company expects to continue to employ certain employees who currently work on its online lending services, primarily the information technology staff, to provide a website design and development service for companies located in Chengdu City (although the Company does not expect this new service to generate meaningful revenues in the near term). The Company also plans to transfer approximately ten online lending services employees to focus on its Auto Business, and further expects to terminate certain employees of its online lending services by December 31, 2020, but is unable to determine the number at this time.

The estimated costs associated with the discontinuation of the online lending services will be primarily comprised of employee severance and benefits expenses and an allowance for bad debt (i.e., debt that cannot be collected for borrowers on the Company’s lending platform, which would be used to repay the lenders on the platform). The Company estimates that it will incur a one-time personnel-related charges of no more than $20,000 for employee severance and other related termination benefits. Severance payments are expected to be paid in full by December 31, 2020. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans.

As of the date of the financial statements, the Company is unable in good faith to make an estimate of the aggregate costs it expects to incur in connection with the discontinuation of its online lending services.

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

We also operated an online lending platform through our VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in China, which facilitated loan transactions between Chinese investors and individual and SME borrowers. As more fully discussed below under “ – Our Online Lending Services,” we ceased our online lending services in October 2019 to focus more on our automobile transaction and related services. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services (the “Auto Business”)

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

As of September 30, 2019, we facilitated financing for an aggregate of 1,289 automobiles with a total value of approximately $18.1 million, sold an aggregate of 1,111 automobiles with a total value of approximately $10.7 million and delivered 81 automobiles under financing leases to customers, the vast majority of whom are ride-hailing drivers. During the six months ended September 30, 2019, we facilitated financing for 978 automobiles with a total value of approximately $14.1 million, sold an aggregate of 899 automobiles with total value of approximately $8.9 million and delivered 81 automobiles with a total value of approximately $1.1 million under financing leases to the customers. During the three months ended September 30, 2019, we facilitated financing for 525 automobiles with a total value of approximately $7.7 million, sold an aggregate of 478 automobiles with a total value of approximately $4.9 million and delivered 26 automobiles with a total value of approximately $0.3 million under financing leases to the customers. Our auto financing and transaction facilitation business and auto sales business accounted for 12.7% and 80.5% of our total revenue, respectively for the six months ended September 30, 2019 while our auto financial leasing business generated less than 1% of our revenue.

Key Factors and Risks Affecting Results of Operations of Our Automobile Transactions and Related Services

Ability to Increase the Automobile Purchaser Base

Our revenue growth has been largely driven by the expansion of our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us. We acquire customers for our automobile transaction and financing services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services. We will also strengthen our marketing efforts through our own team by employing more experienced staffs and setting up new service centers in the cities of Chengdu and Changsha in 2020. As of September 30, 2019, we had 21 employees in our own sales department and have cooperated with 35 third party sales teams with about 342 professionals.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaboration model with financial institutions and provide value-added services to our customers. The attraction of new automobile purchasers depends in part on our collaboration with financial institutions to offer more attractive automobile financing solutions with competitive interest rates to our automobile purchasers. Furthermore, our product designs affect the type of automobile purchasers we attract, which in turn affects our financial performance. Our revenue growth also depends on our abilities to effectively price our services and the ability to obtain relatively lower expenditure paid to dealers, insurance companies and other service providers, which enables us to attract more customers and improve our profit margin.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the six months ended September 30, 2019, over 90% of the automobile purchasers had financed their purchase of automobiles through financial institutions. As of September 30, 2019, over 91% of the automobile purchasers we serviced had financed their purchase of automobiles through financial institutions. As such the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with eight financial institutions and plan to expand our collaboration with more financial institutions to access lower cost capital and provide more financing sources to our customers. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset class, stability of financial institutions, general economic conditions and regulatory environment. Our ability to increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Automobile Purchase Price and Expenditure in Advance

We prepay the purchase price of automobiles and all service expenses when we provide related services to the purchasers. Pursuant to the affiliation agreements with automobile purchasers, we collect from them monthly installment payments (including principal and interest), our management and guarantee services fees and our advance payment for expenses. We also collect part of our automobile purchase price and purchase services fees from automobile purchasers through monthly installment payments. As of September 30, 2019, we had accounts receivables of $2.9 million and advanced payments of approximately $3.1 million due from the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installment payments on a monthly basis during the relevant affiliation periods.

The accounts receivable and advance payment may increase our liquidity risk. Jinkailong has borrowed money from financial institutions, third parties and related parties to fund the advance payment. We used proceeds from our equity offerings and plan to seek more equity and/or debt financing to pay for the expenditure related to the automobile purchase. Our ability to pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

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

As of September 30, 2019, we have an outstanding balance of installment payments receivable in the aggregate of $387,222 from about 332 automobile purchasers, of which, over 58% were due within 3 months. We did not record any contingent liabilities as of September 30, 2019 as we commenced our automobile transaction and related service business for less than one year, there was no sufficient default historical data and other information for us to make an estimate. Historically, most of the defaulted automobile purchasers would pay us the default amounts within one to three months. However, if the balances are overdue more than 3 months, we would fully record allowance against receivables from those purchasers accordingly. As of September 30, 2019, allowance for doubtful accounts amounted to only $125,117, or 2.1% of total accounts receivable. Therefore, we believe our credit risk exposure is immaterial.

However, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2019, the total value of non-collateralized automobiles was approximately $1,144,454. We believe our risk exposure is immaterial as we just commenced our financing services in late March 2019 and have experienced no default to date.

Automobile purchasers may default on their lease/loan payments to financial institutions or us for a number of reasons outside of our control. If the automobile purchaser defaults, we may have to suffer losses or our reputation may be harmed. Our ability to collect repayments may also affect our relationships with financial institutions who may not finance the automobile transactions of our customers if the default rate of our automobile purchasers is high.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China's online ride-hailing market will reach $60 billion. In the second half of 2018, in addition to the leading online ride-hailing platforms such as Didi and China Auto Rental, another nine auto-makers, including FAW, Dongfeng, Chang’an, Volkswagen, Great Wall, Ford, Mercedes-Benz, SAIC and BMW, announced their plan to launch online ride-hailing services. In March 2019, T3, a new travel service company, was established in Nanjing and subsequently in other cities, including Wuhan and Chongqing and has accumulated over 1 million registered users since March 2019. T3 is jointly invested by three large automobile manufacturers, FAW, Dongfeng and Chang’an, and leading internet, retail and finance companies such as Suning, Tencent and Alibaba and intends to compete with Didi and capitalize on the great potential of the ride-hailing market.

The online ride-hailing industry also may be affected by, among other factors, the general economic conditions in China. The interest rates and unemployment rates may affect the demand of ride-hailing services and automobile purchasers’ willingness to seek credit from financial institutions. Adverse economic conditions could also reduce the number of qualified automobile purchasers and online ride-hailing drivers seeking credit from the financial institutions, as well as their ability to make payments. Should any of those negative situations occur, the volume and value of the automobile transactions we service will decline, and our revenue and financial condition will be negatively impacted.

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 28, 2016, seven ministries and commissions in China, including the Ministry of Transport, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services”, which legalizes online ride-hailing services such as Didi and requires the ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses.

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

Didi, the online ride-hailing platform, with whom we cooperate, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 15% of the cars used for online ride-hailing services which we provided management services to did not have the automobile certificate and approximately 74% of our ride-hailing drivers had not obtained the driver’s license as of September 30, 2019. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi will limit customer orders allocated to drivers in Chengdu  if they do not have requisite driver’s license or the automobiles used for ride-hailing services lack the automobile certificate. Further, in December 2019, Didi will enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. The limitation will affect the income of the drivers and may cause an increase in defaults if the drivers fail to generate sufficient income from providing ride-hailing services. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

Our Online Lending Services

Through our platform, we offered access to credit for borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform which had been in operation for two years prior to the acquisition. Since the acquisition through September 30, 2019, we had facilitated loan transactions in an aggregate amount of over RMB903 million (approximately US$130 million). As of September 30, 2019, we had an aggregate of 42,967 registered users and a total of 3,258 investors and 2,696 borrowers had participated in loan transactions through our platform. We conducted our online lending business operations exclusively in China, and all of our investors and borrowers are located in China.

Our revenues from online lending services were primarily generated from fees charged for our services in matching investors with borrowers. We charged borrowers transaction fees for the work we perform through our platform and charged our investors service fees on their actual investment returns. The interest rates of the loans facilitated through our platform ranged from 7.68% to 10.80% per annum. The interest rates, transaction fees, service fees and other charges were all disclosed to the users of our platform.

The rapid growth of China’s online P2P lending industry has attracted a large number of market players. However, business failures of, or accusations of fraud and unfair dealing against, certain companies in the online P2P lending industry in China have surfaced in recent years, creating a negative public perception of online individual finance market players. In an effort to manage risks and maintain market integrity, PRC regulatory authorities have issued various guidelines and policies that impose stricter requirements on online P2P lending marketplaces. Further, certain of these policies impose limits on the growth of the P2P lending industry and marketplaces. In accordance with Circular 57, online lending marketplaces shall optimize their business portfolios continuously and manage the scale of their business. Marketplaces that have received rectification notices shall ensure steady decrease of the balance of non-compliant business on these marketplaces and shall not engage in any new non-compliant operations.

Our business and results of operations are affected by general factors affecting China’s online P2P lending industry, in particular, the development of regulatory environment. Unfavorable regulatory changes have affected our business negatively. For example, in February 2019, the Chengdu financial regulatory authorities required us to gradually reduce our “business scale,” the daily average outstanding balance of loans facilitated by us. Specifically, the outstanding balance of our facilitated loans as of the end of each month starting in February 2019, is expected to be lower than that as of the end of prior month.

Furthermore, since April 2019, the financial authorities of serval provinces and cities, such as Yunnan, Shandong, Sichuan, Shanghai and Shenzhen, have issued lists of online lending companies under their jurisdiction that should exit the P2P lending industry after outstanding balance of loans is fully paid. On April 29, 2019, the Leading Group Office of Online lending Risk Response of Sichuan Province officially issued a circular requiring 38 marketplaces exit the P2P lending industry. In October 2019, the financial authorities of Hunan and Shandong Provinces announced the failure of local P2P lending platforms to complete rectification and required that all P2P lending platforms in the province cease operations. Also in this month, Hubei Province revoked the business licenses of 53 P2P lending platforms.

According to Wangdaizhijia, a portal for China’s P2P lending industry, as of the end of September 2019, there were 602 online P2P lending platforms with normal operations in China and 12 platforms in Sichuan, the province in which we primarily conduct our online P2P lending business. As the industry is witnessing a continuous decline in total transaction volume and facing an increasingly tighter regulatory environment, we have determined that the continued operation of our online lending business is not viable. On October 17, 2019, our Board of Directors approved a plan submitted by management (the “Plan”), to wind down and discontinue our online P2P lending business. We also think the discontinuation of our online lending business would allow us to focus our resources on our Auto Business. As the revenue from our online lending services only accounted for 1.1% of our total revenue for the six months ended September 2019, we do not believe the discontinuation will have significant impact on our revenue. We also expect a significant decrease in our operating expenses and lower daily operating costs after winding down our online lending business.

In connection with the Plan, we have ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from lenders on the platform since October 17, 2019. The aggregate balance of the loans we expects to assume is approximately $5.6 million. We expect to use cash generated from our Auto Business and payments collected from borrowers to fully repay all platform lenders by December 31, 2020. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may have additional commitment liabilities in our financial statements during the following period before we fully fulfill our Plan. As part of the Plan, we expect to continue to employ certain employees who currently work on our online lending business, primarily the information technology staff, to provide a new website design and development service for customers. We also plan to transfer some online lending business employees to focus on our Auto Business, and further expects to terminate certain employees of the online lending business by December 31, 2020.

The estimated costs associated with the discontinuation of our online P2P lending business will be primarily comprised of employee severance and benefits expenses and an allowance for bad debt (i.e., debt that cannot be collected for borrowers on our lending platform, which would be used to repay the lenders on the platform). We estimated that we would incur a one-time personnel-related charges of no more than $20,000 for employee severance and other related termination benefits. Severance payments are expected to be paid in full by December 31, 2020. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan.

As a result of the discontinuation of our online lending services, we believe we can improve our operating cash flow by lowering our operating expenses and focusing more on maximizing our profitable Auto Business.

Key Operating and Financial Metrics of Our Online Lending Platform

Our management regularly reviewed a number of metrics to evaluate our online lending business, measure our performance, identify trends, formulate financial projections and make strategic decisions. The main metrics we considered and results for each quarter in the past two years are set forth in the table below. For purposes of the below discussion, “standard loans” refer to the loans facilitated through our platform between the borrowers and investors and “assigned loans” refer to the loans assigned by our creditor partners, who extended loans to borrowers outside our platform but assigned such loans to investors through our platform.

	For the Three Months Ended
	September 30,2019		June 30, 2019		March 31, 2019		December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Loan Amount (Standard Loan)		$11,433,407		$13,801,896		$6,194,265	$6,108,126	$3,914,800	$6,489,923	$19,943,097	$10,776,692
Loan Amount (Assignment of Loan)		$-		$-		$-	$-	$-	$-	$-	$14,840,155
Number of Investors		159		171		161	156	156	180	245	271
Number of Borrowers		55		60		50	47	36	65	364	2,043
Average Investment Amount		$71,908		$80,713		$38,474	$39,154	$25,095	$36,055	$81,400	$94,527
Average Borrowing Amount		$207,880		$230,032		$123,885	$129,960	$108,744	$99,845	$54,789	$12,539
Transaction Fees from borrowers		$13,479		$56,975		$70,511	$80,564	$65,021	$115,864	$14,118	$72,420
Transaction Fees from Creditor Partners	$		$		$		$-	$-	$-	$1,793	$68,594
Service Fees from Investors		$8,313		$13,544		$11,790	$10,557	$6,487	$9,162	$143,487	$11,524

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

The standard loans for the three months ended June 30, 2018 decreased significantly from the three months ended March 31, 2018, primarily due to the decrease in the number of borrowers as we ceased our cooperation with creditor partners in March 2018 who previously referred borrowers to us and provided guarantee on their loans. Decrease in the volume of standard loans continued during the three months ended September 30, 2018, primarily due to the decrease of number of borrowers as we focused more on the compliance with new marketplace lending rules. The loan volume remained at the same level in the three months ended December 31, 2018 and March 31, 2019 fueled by the continuous and stable financing demand from SME borrowers. However, the loan volume increased significantly in the three months ended June 30, 2019, primarily due to the investors’ preference over loans with shorter terms as the whole industry experienced a decrease in loan transaction volume and investors were more prudent to invest in the industry. During the three months ended September 30, 2019, the loan volume further decreased as we continued to deemphasize our online lending business. During the six months ended September 30, 2019, 81.8% of our facilitated loans had terms of less than one month, while only 39.3% and 18.7%, respectively, of loans during the three months ended March 31, 2019 and the six months ended September 30, 2018 had terms of less than one months. As the financing demand from our borrowers remained stable, the shortening of loans terms and increase in reinvestment rate led to the increase in loan amounts.

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

Moreover, we discontinued the offering of assigned loan products on our platform in January 2018. We also continued to witness a decrease in number of borrowers as a result of the discontinuation of our cooperation with creditor partners during the three months ended June 30, 2018 and September 30, 2018 and the shift of our focus from business expansion to compliance with new marketplace lending rules. As we reduced our marketing efforts for new investor acquisition during the second half of fiscal year 2019, the number of investors remained the same in the three months ended December 31, 2018 as the prior quarter. However, due to the continuous demand of financing from the borrowers and the stable returns from our platform, both the number of investors and borrowers slightly increased during the three months ended March 31 and June 30, 2019. As we continued to deemphasize our online lending business and were evaluating the impact of the discontinuation of our online lending services during the three months ended September 30, 2019, the number of investors and borrowers decreased accordingly.

Average Investment and Borrowing Amounts

We experienced significant and continuing increases in the average investment amount during the three months ended December 31, 2017, primarily due to the completion of our custody arrangement with Huaxing Bank and adjustment of loan product offerings in the three months ended September 30, 2017. However, the average investment amounts kept decreasing during the three months ended June 30, 2018 and September 30, 2018, primarily caused by decreases in the investment amount and the risk diversification strategy adopted by the investors as the industry of online marketplace lending witnessed some serious default during these periods. The average investment amount slightly increased during the three months ended December 31, 2018, which was caused by the increase in financing demand from SME borrowers. The average investment amount slightly decreased during the three months ended March 31, 2019 mainly due to the slight increase in the number of investors. The average investment amount significantly increased during the three months ended June 30 and September 30, 2019 mainly due to the significant increase in the total loan amount as mentioned above.

The decrease in average borrowing amount for the three months ended December 31, 2017 was primarily due to increase in the percentage of individual borrowers who borrowed lower principals from the platform than SMEs did. Caused by increased proportion of SMEs borrowers, whose average loan amount was higher than individual loans, the average borrowing amounts for the three months ended June 30, 2018, September 30, 2018 and December 31, 2018 continued to increase as compared with the previous quarters. During the three months ended March 31, 2019, the average borrowing amount slightly decreased due to weaker financing demand from SME borrowers during the Chinese New Year as compared to last quarter. During the three months ended June 30 and September 30, 2019, the average borrowing and investment amounts significantly increased as compared to last quarters, mainly due to the substantial increase in the aggregate loan amount and the relatively stable number of investors and borrowers.

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

Set forth below are key metrics for each quarter during the past two fiscal years pertaining to our investors who participated in loan transactions on our platform:

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Reinvestment of existing investors	139	148	123	117	106	85	233	225
Reinvestment rate of existing investors	87.42%	86.55%	76.40%	75.00%	67.95%	47.22%	95.10%	87.51%
Number of new investors	4	11	6	4	23	95	12	17
Total number of investors	159	171	161	156	156	180	245	271
Average loan amount of each investor	$71,908	$80,713	$38,474	$39,154	$25,095	$36,055	$81,400	$94,527
Average number of total loans held by each investor	6.68	5.10	5.42	4.62	3.68	4.94	10.00	17.24

The table below shows key metrics pertaining to borrowers who participated in loan transactions on our platform.

		For the Three Months Ended
		September 30, 2018	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Re-Borrowing rate of existing borrowers	Individuals	-%	7%	-	22%	-%	15%	45	5%
	SMEs	67%	63%	12%	11%	7%	10%	43%	28%
	Assigned loans	-	-	-	-	-%	-%	7%	30%
Number of new borrowers	Individuals	-	5	-	4	6	25	209	1,775
	SMEs	-	-	1	6	6	9	72	2
	Assigned loans	-	-	-	-	-	-	-	196
Total number of borrowers	Individuals	9	11	8	9	6	26	256	1,775
	SMEs	46	49	42	38	30	39	108	66
	Assigned loans	-	-	-	-	-	-	-	202
Average loan amount of each borrower	Individuals	$20,956	$30,855	$23,153	$25,358	$11,862	$15,294	$25,254	$534
	SMEs	$244,452	$274,745	$143,072	$154,734	$128,121	$156,212	$124,156	$148,930
	Assigned loans	$-	$-	$-	$-	$-	$-	$-	$73,466
Total amount of loans	Individuals	$188,607	$339,405	$185,226	$228,219	$71,169	$397,635	$6,534,271	$947,315
	SMEs	$11,244,800	$13,462,491	$6,009,039	$5,879,908	$3,843,631	$6,092,288	$13,408,826	$9,829,377
	Assigned loans	$-	$-	$-	$-	$-	$-	$-	$14,840,155

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,
	2019	2018	Change
	(unaudited)	(unaudited)
Revenues	$5,921,166	$71,508	$5,849,658
Cost of revenues	(4,709,184)		(4,709,184)
Gross profit	1,211,982	71,508	1,140,474

Operating expenses
Selling, general and administrative expenses	(1,738,335)	(782,451)	(955,884)
Amortization of intangible assets	(11,414)	(86,791)	75,377
Impairments of intangible assets	(266,534)	-	(266,534)
Total operating expenses	(2,016,283)	(869,242)	(1,147,041)
Loss from operations	(804,301)	(797,743)	(6,567)
Other income (expenses), net	(22,779)	7,729	(30,508)
Interest expense	(25,306)	-	(25,306)
Change in fair value of derivative liabilities	1,998,202	-	1,998,202
Income (loss) before income taxes	1,145,816	(790,005)	1,935,821
Income tax expenses	(4,457)		(4,457)
Net Income (loss)	$1,141,359	$(790,005)	$1,931,364

Revenues

Revenue for the three months ended September 30, 2019 increased by $5,849,658, or 8,180%, as compared with three months ended September 30, 2018. The increase was attributable to the revenue of $5,885,287 generated from our automobile transaction and related services. However, the revenue from our online lending services decreased by $35,629 during the three months ended September 30, 2019 because we continued to deemphasize that business due to an increasingly tighter regulatory environment and were evaluating the impact of discontinuation of such business.

In the three months ended September 30, 2019, revenue from our automobile transaction and related services accounted for 99.4% of our total revenue while revenue from our online lending services accounted for 0.6%. The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$5,885,287	$-
- Revenues from sales of automobiles	4,886,518	-
- Service fees from automobile purchase services	600,684	-
- Facilitation fees from automobile transactions	41,764	-
- Service fees from automobile management and guarantee services	97,840	-
- Financing revenues	47,121	-
- Other service fees	211,360	-

Revenue from online lending services	$35,879	$71,508
- Transaction fees from borrowers	13,479	65,021
- Service fees from investors	8,313	6,487
- Website development revenues	14,087	-

Total Revenue	$5,921,166	$71,508

Revenue from Automobile Transaction and Related Services

We started generating revenue from automobile transaction and related services from November 22, 2018, the acquisition date of Hunan Ruixi. Revenue from our automobile transaction and related services includes sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, including commissions from insurance companies, which accounted for 83.0%, 10.2%, 0.7%, 1.7%, 0.8% and 3.6%, respectively, of the total revenue from automobile transaction and related services. In light of the huge market opportunity and rapid development of the ride-hailing service market in China, we expect to witness a continuous increase in our revenue from automobile transaction and related services for the next twelve months. We also expect our revenue from sales of automobiles and automobile purchase services to continue to account for a majority of our revenues for the next twelve months.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”). We sold an aggregate of 346, 122 and 10 automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the three months ended September 30, 2019, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We serviced 525 new automobile purchases with service fees ranging from $89 to $2,986 per automobile during the three months ended September 30, 2019.

Facilitation fees from automobile transaction

We generate revenues from third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. We facilitated 525 new automobile purchases during the three months ended September 30, 2019. We generally charged facilitation fees of no more than $1,849 per automobile to third party sales teams and $1,770 to automobile purchasers.

Service fees from automobile management and guarantee services

The vast majority of our customers are ride-hailing drivers who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. Our fees average $910 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. We provided management and guarantee services for over 2,030 automobiles during the three months ended September 30, 2019.

Interest income from financial leasing

We generate interest income from providing financial leasing services to ride-hailing drivers. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees in 36 months. During the three months ended September 30, 2019, we recognized total interest income of $47,121.

Other service fees

We generate other revenues from the commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers, which accounted for 86.4% and 13.6% of revenues from other service fees during the three months ended September 30, 2019, respectively.

Revenue from Our Online Lending Services

For the three months ended September 30, 2019, we charged borrowers transaction fees ranging from 0.19% to 3% of the loan amount, which fees were paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. We also charged our investors a service fee of 8.00% of the interest that investors receive and the service fees were paid when the investors received interest payments.

We witnessed a decrease in revenue during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The analysis of such decrease is as follows:

Transaction fees from borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. Transaction fees from borrowers accounted for 37.6% and 90.9% of our total revenue from online lending business for the three months ended September 30, 2019 and 2018 respectively. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the three months ended September 30, 2019 and 2018, the transactions fees from borrowers averaged 0.12% and 1.66% of the total loan amounts, respectively. The decrease of transaction fees was primarily a result of lower transaction fee rate charged on loans with shorter terms and the increase in number of shorter term loans facilitated in the three months ended September 30, 2019. As we were considering the discontinuation of our online lending business during the three months ended September 30, 2019, we did not charge borrowers transaction fees for the loans due in September.

Service fees from investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors accounted for 23.2% of our total revenue from online lending services for the three months ended September 30, 2019, an increase of 14.1% as compared to the same period in 2018, attributable to the increase in services fees earned from investors. As we recognize service fees from investors when they receive interest payments, we were able to recognize more investor service fees due to the higher loan turnover rate in the three months ended September 30, 2019 than the same period ended September 30, 2018.

As we have discontinued our online lending business, we will no longer receive transaction fees and service fees in the future.

Website development revenues

As we continued to deemphasize our online lending business, we diverted our available resources to generate revenue from providing website design and development services. We generated revenues of $14,087 from providing website development services during the three months ended September 30, 2019.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold. Cost of revenues increased by $4,709,184 since during the three months ended September 30, 2018 we only provided online lending services and did not incur cost of revenues.

Gross Profit

Gross profit consists of gross profit of $1,176,103 from automobile transaction and related services and $35,879 from online lending services. Gross profit increased by $1,140,474 mainly due to the gross profit of $1,176,103 from automobile transaction and related services, partially offset by a decrease of $35,629 in the online lending services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $782,451 for the three months ended September 30, 2018 to $1,738,335 for the three months ended September 30, 2019, representing an increase of $955,884. The increase was attributable to the selling, general and administrative expenses of our automobile transaction and related services since we commenced this business in November 2018.

Selling, general and administrative expenses for our automobile transaction and related services was $887,173 for the three months ended September 30, 2019, mainly consisting of $341,537 in salary and employee benefits, $230,439 in advertising and promotion, $162,984 in rental and other office expenses, $74,978 in insurance and transportation fees, $17,444 in depreciation of our property and equipment and $59,791 in other miscellaneous expenses.

Selling, general and administrative expenses for our online lending services was $516,256 for the three months ended September 30, 2019, slightly increased by $11,072 compared to the three months ended September 30, 2018. The increase was mainly due to increased office and other miscellaneous expenses.

Other costs such as salary and employee benefits of senior management, audit fees and insurance expenses for the three months ended September 30, 2019 increased by $57,639, due to the significant expansion of our automobile financing and related services business in the three months ended September 30, 2019.

Amortization of Intangible Assets

Intangible asset amortization for the three months ended September 30, 2019 was $11,414 as compared to $86,791 for the three months ended September 30, 2018, representing a decrease of $75,377. The decrease was mainly attributable to the decreased net book value of our online lending platform and related software as a result of the impairment charges of $1,225,073 recorded against the platform and the software for the fiscal year ended March 31, 2019.

Impairments of Intangible Assets

For the three months ended September 30, 2019, we recognized an impairment loss of $266,534 on customer relationship of our online lending business as we discontinued the online lending business in October 2019. For the three months ended September 30, 2018, we did not recognize any impairment loss.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $25,306, resulting from the borrowings of Jinkailong from a financial institution and related parties for its working capital requirements.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 registered direct offering were classified as liabilities under the caption “Derivative liabilities” in the consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. In August 2019, we issued an aggregate of 964,741 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $96. The change in fair value of derivative liabilities for the three months ended September 30, 2019 derived from change of the fair values between September 30, 2019 and June 30, 2019, resulted in a gain of $1,998,202.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $4,457 for the three months ended September 30, 2019 mainly represented the provision of enterprise income tax resulting from the taxable income totaling $23,508 of Hunan Ruixi.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the Enterprise Income Tax Law of China, which can be carried forward to offset operating income for five years.

Net Income

As a result of the foregoing, net income for the three months ended September 30, 2019 was $1,141,359, representing an increase of $1,931,364 from net loss of $790,005 for the three months ended of September 30, 2018. We achieved a net income $141,365 from our automobile transaction and related services for the three months ended September 30, 2019 while incurred a net loss of $729,345 from our online lending services for the three months ended September 30, 2019. We also had a gain of $1,998,202 from the change in fair value of derivative liabilities.

Results of Operations for the Six Months Ended September 30, 2019 Compared to the Six Months Ended September 30, 2018

	For the Six Months Ended September 30,
	2019	2018	Change
	(unaudited)	(unaudited)
Revenues	$11,015,606	$196,534	$10,819,072
Cost of revenues	(8,731,496)		(8,731,496)
Gross profit	2,284,110	196,534	2,087,576

Operating expenses
Selling, general and administrative expenses	(3,191,407)	(1,754,720)	(1,436,687)
Amortization of intangible assets	(26,568)	(173,088)	146,520
Impairments of intangible assets	(266,534)	-	(266,534)
Total operating expenses	(3,484,509)	(1,927,808)	(1,556,701)
Loss from operations	(1,200,399)	(1,731,274)	530,875
Other income, net	9,462	10,905	(1,443)
Interest expense	(62,345)	-	(62,345)
Change in fair value of derivative liabilities	1,994,806	-	1,994,806
Loss before income taxes	741,524	(1,720,369)	2,461,893
Income tax expenses	(105,598)		(105,598)
Net Loss	$635,926	$(1,720,369)	$2,356,295

Revenues

Revenue for the six months ended September 30, 2019 increased by $10,819,072, or 5,505%, as compared with six months ended September 30, 2018. The increase was attributable to the revenue of $10,897,850 generated from our automobile transaction and related services. However, the revenue from our online lending services decreased by $78,778 during the six months ended September 30, 2019 because we continued to deemphasize that business due to an increasingly tighter regulatory environment and were evaluating the impact of discontinuation of such business.

In the six months ended September 30, 2019, revenue from our automobile transaction and related services accounted for 98.9% of our total revenue while revenue from our online lending services accounted for 1.1%. The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2019 and 2018:

	For the Six Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$10,897,850	$-
- Revenues from sales of automobiles	8,866,629	-
- Service fees from automobile purchase services	1,257,010	-
- Facilitation fees from automobile transactions	143,263	-
- Service fees from automobile management and guarantee services	184,655	-
- Financing revenues	61,264	-
- Other service fees	385,029	-

Revenue from online lending services	$117,756	$196,534
- Transaction fees from borrowers	70,454	180,885
- Service fees from investors	21,857	15,649
- Website development revenues	25,445	-

Total Revenue	$11,015,606	$196,534

Revenue from Automobile Transaction and Related Services

Revenue from our automobile transaction and related services includes sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, including commissions from insurance companies, which accounted for 81.4%, 11.5%, 1.3%, 1.7%, 0.6% and 3.5%, respectively, of the total revenue from automobile transaction and related services. In light of the huge market opportunity and rapid development of the ride-hailing service market in China, we expect to witness a continuous increase in our revenue from automobile transaction and related services for the next twelve months. We also expect our revenue from sales of automobiles and automobile purchaser services to continue to account for a majority of our revenues for the next twelve months.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. We sold an aggregate of 735, 154 and 10 automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the six months ended September 30, 2019, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We serviced 978 new automobile purchases with service fees ranging from $89 to $3,668 per automobile during the six months ended September 30, 2019.

Facilitation fees from automobile transaction

We generate revenues from third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. We facilitated 978 new automobile purchases during the six months ended September 30, 2019. We generally charged facilitation fees of no more than $1,849 per automobile to third party sales teams and $2,168 to automobile purchasers.

Service fees from automobile management and guarantee services

The vast majority of our customers are ride-hailing drivers of Didi, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. Our fees average $910 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. We provided management and guarantee services for over 2,030 automobiles during the six months ended September 30, 2019.

Interest income from financial leasing

We generate interest income from providing financial leasing services to ride-hailing drivers. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees in 36 months. During the six months ended September 30, 2019, we recognized total interest income of $61,264.

Other service fees

We generate other revenues from the commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers, which accounted for 84.8% and 15.2% of revenues from other service fees during the six months ended September 30, 2019, respectively.

Revenue from Our Online Lending Services

For the six months ended September 30, 2019, we charged borrowers transaction fees ranging from 0.19% to 3% of the loan amount, which fees were paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. We also charged our investors a service fee of 8.00% of the interest that investors receive and the service fees were paid when the investors received interest payments.

We witnessed a decrease in revenue during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018. The analysis of such decrease is as follows:

Transaction fees from borrowers

The amount of transaction fees earned is determined by the term and amount of loan facilitated. Transaction fees from borrowers accounted for 59.8% and 92.0% of our total revenue from online lending business for the six months ended September 30, 2019 and 2018, respectively. We generally charge borrowers higher transaction fees for loans with longer terms and higher principals. During the six months ended September 30, 2019 and 2018, the transactions fees from borrowers averaged 0.28% and 1.74% of the total loan amounts, respectively. The decrease of transaction fees was primarily a result of lower transaction fee rate charged on loans with shorter terms and the increase in number of shorter term loans facilitated in the six months ended September 30, 2019. In addition, we did not charge borrowers transaction fees for most of the loans due in September as we were evaluating and preparing for discontinuation of our online lending business.

Service fees from investors

Service fees charged to investors are equal to 8.00% of the interest that investors receive, and are paid at the time of each interest payment. Service fees from investors accounted for 18.6% of our total revenue from online lending services for the six months ended September 30, 2019, an increase of 10.6% as compared to the same period in 2018, attributable to the increase in services fees earned from investors. As we recognize service fees from investors when they receive interest payments, we were able to recognize more investor service fees due to the higher loan turnover rate in the six months ended September 30, 2019 than the same period ended September 30, 2018.

As we have discontinued our online lending business, we will no longer receive transaction fees and service fees in the future.

Website development revenues

As we continued to deemphasize our online lending business, we diverted our available resources to generate revenue for providing website design and development services. We generated revenues of $25,445 from providing two clients website development services during the six months ended September 30, 2019.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold. Cost of revenues increased by $8,731,496 since during the six months ended September 30, 2018 we only provided online lending services and did not incur cost of revenues.

Gross Profit

Gross profit consists of gross profit of $2,166,354 from automobile transaction and related services and $117,756 from online lending services. Gross profit increased by $2,087,576 mainly due to the increase of $2,166,354 from automobile transaction and related services, partially offset by a decrease of $78,778 in the online lending services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $1,754,720 for the six months ended September 30, 2018 to $3,191,407 for the six months ended September 30, 2019, representing an increase of $1,436,687. The increase was attributable to the selling, general and administrative expenses of our automobile transaction and related services since we commenced this business in November 2018.

Selling, general and administrative expenses for our automobile transaction and related services was $1,460,865 for the six months ended September 30, 2019, mainly consisting of $661,984 in salary and employee benefits, $276,671 in advertising and promotion, $257,369 in rental and other office expenses, $130,097 in insurance and transportation fees, $36,478 in depreciation of our property and equipment and $98,266 other miscellaneous expenses.

Selling, general and administrative expenses for our online lending services was $1,076,526 for the six months ended September 30, 2019, a decrease of $119,946 compared to the six months ended September 30, 2018. The decrease mainly consisted of a decrease of $168,394 in advertising and marketing expenses as we did not engage advertising and marketing firms to increase our publicity as we did following our initial public offering (“IPO”) in March 2018, partially offset by the increase of $48,448 in other miscellaneous expenses.

Other costs such as salary and employee benefits of senior management, audit fees and insurance expenses for the six months ended September 30, 2019 increased by $95,768, respectively, due to the significant expansion of our automobile financing and related services business and efforts to improve our corporate governance in the six months ended September 30, 2019.

Amortization of Intangible Assets

Intangible asset amortization for the six months ended September 30, 2019 was $26,568 as compared to $173,088 for the six months ended September 30, 2018, representing a decrease of $146,520. The decrease was mainly attributable to the decrease in net book value of our online lending platform and related software as a result of the impairment charges of $1,225,073 recorded against the platform and the software for the fiscal year ended March 31, 2019.

Impairments of Intangible Assets

For the six months ended September 30, 2019, we recognized the impairment loss of $266,534 on customer relationship of our online lending business as we decided to discontinue the online lending business in October 2019. For the six months ended September 30, 2018, we did not recognize any impairment loss.

Interest Expense

Interest expense for the six months ended September 30, 2019 was $62,345, resulting from the borrowings of Jinkailong from a financial institution, third parties and related parties for its working capital requirements.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 registered direct offering were classified as liabilities under the caption “Derivative liabilities” in the consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. In August 2019, we issued an aggregate of 964,741 shares of common stock to certain investors in the June 2019 registered direct offering upon exercise of the pre-funded Series B warrants for a total consideration of $96. The change in fair value of derivative liabilities for the six months ended September 30, 2019 derived from change of the fair values between September 30, 2019 and June 20, 2019, the date of issuance, resulted in a gain of $1,994,806.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $105,598 for the six months ended September 30, 2019 mainly represented the provision of enterprise income tax resulting from the taxable income totaling $23,508 of Hunan Ruixi and $398,884 of Jinkailong.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the Enterprise Income Tax Law of China which can be carried forward to offset operating income for five years.

Net Income

As a result of the foregoing, net income for the six months ended September 30, 2019 was $635,926, representing an increase of $2,356,295 from net loss of $1,720,369 for the six months ended of September 30, 2018. We achieved a net income $431,716 from our automobile transaction and related services for the six months ended September 30, 2019 while incurred a net loss of $1,182,615 from our online lending services for the six months ended September 30, 2019. We also had a gain of $1,994,806 from the change in fair value of derivative liabilities.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, and cash flow from operations.

We had cash and cash equivalents of $2,538,667 as of September 30, 2019 as compared to $5,020,510 as of March 31, 2019. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

In December 2017, we entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to us for five years. The lines of credit are non-interest bearing, effective from January 2017. During the six months ended September 30, 2019, we repaid them with amount of $870,249. As of September 30, 2019, the outstanding balances were $52,721 and $72,707, respectively.

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

 On June 21, 2019, we closed a registered direct offering of common stock and warrants pursuant to our registration statement on Form S-3, as supplemented, for total gross proceeds of $6.0 million. The offering price of the shares sold in the offering was $3.38 per share. After deducting placement agent fees and offering expenses payable by us, the aggregate net proceeds totaled approximately $5.1 million.

We plan to use anticipated cash flows from operating activities and, as necessary, obtain additional equity and/or debt financing to expand our automobile transaction and related services business. We believe that our anticipated cash flows will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report.

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

	For the Six Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(6,064,403)	$(1,581,719)
Net Cash Used in Investing Activities	(854,695)	(69,743)
Net Cash Provided by Financing Activities	4,650,997	674,617
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(213,742)	(98,647)
Cash and Cash Equivalents at Beginning of Period	5,020,510	11,141,566
Cash and Cash Equivalents at End of Period	$2,538,667	$10,066,074

Cash Flow in Operating Activities

For the six months ended September 30, 2019, net cash used in operating activities was $6,064,403, which primarily comprised salary and employee surcharge of $1,271,971, other operating costs of $2,144,266, costs of $1,109,277 on automobiles used for financial lease which to be collected within the lease terms, and payment of $10,207,207 for purchase of automobiles and related transactions, partially offset by amount received from customers of $8,668,318.

For the six months ended September 30, 2018, net cash used in operating activities of $1,581,719 primarily attributable to operating costs of $1,739,639 partially offset by revenue received of $157,920.

Cash Flow in Investing Activities

We had net cash used in investing activities of $854,695 for the six months ended September 30, 2019, which primarily consisted of: (1) the payment of $181,805, $155,460 and $47,430 for the purchases of leasehold improvements, vehicles and office equipment, respectively, and (2) the payment of $470,000 for the development of software to be used in our automobile transaction and related services.

We had net cash used in investing activities of $69,743 for the six months ended September 30, 2018, which primarily consisted of the payment for the purchases of office equipment and software and intangible assets.

Cash Flow in Financing Activities

For the six months ended September 30, 2019, the net cash provided by financing activities of $4,650,997 was mainly consisted of: (1) proceeds from our June 2019 registered direct offering of $5.1 million; (2) release of escrow receivable of $600,000, (3) net proceeds from short-term borrowings from related parties and affiliates of $338,702 for the daily operation of Jinkailong, partially offset by (4) repayments of borrowings from financial institutions and third parties of $559,676, and (4) repayment of borrowings from stockholders of $870,249.

For the six months ended September 30, 2018, the net cash provided by financing activities was mainly the release of the deposit of $600,000 from escrow account and proceeds from stockholders loans of $1,574,617, partially offset by repayments to stockholders of $1,500,000.

Off-Balance Sheet Arrangements

As the date of the Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As at September 30, 2019, the maximum contingent liabilities we exposed to would be $18,099,000 if all the automobile purchasers defaulted, of which $668,000 would be due to investors of the online lending platform operated by Sichuan Senmiao, which may cause an increase in guarantee expense and cash outflow in financing activities.

Purchase Commitments

As of September 30, 2019, Hunan Ruixi and Yicheng Financial Leasing Co., Ltd. (“Yicheng”) entered several purchase contracts with various automobile dealers for the purchase of a total 115 automobiles for an aggregate purchase price of approximately $1.3 million.

Subsequent to September 30, 2019 through the date of this Report, Hunan Ruixi entered into other two purchase contracts with an automobile dealer for the purchase of a total of four automobiles for an aggregate purchase price of approximately $72,000. These automobiles are to be sold/leased in our automobile transaction and related services segment. These purchase transactions will be completed by the end of 2019, which will lead to an increase in our inventory and cash outflow in operating activities.

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

Other than disclosed below, there have been no material changes during the six months ended September 30, 2019 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2019.

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

Automobile Transaction and Related Services

Sales of automobiles – We generate revenue from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong and Mashang Chuxing, who act on behalf of their customers. We recognize revenues when the automobile is delivered and control is transferred to the purchaser.

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

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by our customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. We attract automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, we charge the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, we charge the fees to the automobile purchasers. We recognize revenue from facilitation fees when the titles are transferred to the purchasers. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

Service fees from management and guarantee services – Over 95% of our customers are drivers of Didi Chuxing Technology Co., Ltd., the largest ride-hailing service platform in China. The drivers sign affiliation agreements with us, pursuant to which we provide them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. We recognize revenue over the affiliation period when performance obligations are completed.

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

We exclude from the measurement of our lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2019, our pricing interest rate is 6.0% per annum.

Online P2P Lending Services

Transaction fees - Under our now discontinued P2P lending business, transaction fees were paid by borrowers to us for the work we perform through its platform. The amount of these fees was based upon the loan amount and the maturity date of the loan. The fees charged to borrowers were paid upon (i) disbursement of the proceeds for loans which accrued interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees were non-refundable upon the issuance of loan. We recognized the revenue when loans were disbursed to borrowers or borrowers repaid their principal or interest of loans.

Service fees - We charged investors service fees on their actual investment payments. We generally received the service fees upon the investors’ receipt of their investment returns. We recognized the revenue when loans were repaid and investor received their investment income.

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

We generally do not enter into arrangements with multiple deliverables for website development services contracts. If the deliverables have standalone value at contract inception, we account for each deliverable separately.

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

We adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, we recognized approximately $246,227 ROU assets and approximately $247,325 lease liabilities, primarily related to leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on our unaudited consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

During 2019, we hired Deloitte to help us to make improvements on our framework of internal controls, including setting up a risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness, preparing manual of internal control, tracing rectifications and performing control testing. We are also in the progress of developing an operational and financial system for our Auto Business to warn of risks and support management’s ability to make significant decisions. As of September 30, 2019, we have completed the following remediation:

•	We have improved the communication to the Board and obtain proper approval for the material transactions;
•	We have retained an experienced U.S. GAAP consultant to assist us in the financial reporting and complex accounting issues;
•	We have hired an internal audit staff to start our internal audit work.

In addition, we plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; and

(ii)	improving our internal audit function, internal control policies and monitoring controls based on the work of our internal audit staff.

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during our the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: November 14, 2019	By:	/s/ Xi Wen
Name: Xi Wen
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2019	By:	/s/ Xiaoyuan Zhang
Name: Xiaoyuan Zhang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)