Form 10-Q
period 2019-12-31
Senmiao Technology Ltd
filed 2020-02-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

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

As of February 13, 2020, there were 28,839,803 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management's current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies (including, without limitation, our ability to effectively wind down our peer-to-peer online lending business and establish and grow our other businesses);
•	our future business development, financial condition and results of operations;
•	the growth of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth of China’s ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and related services business;
•	our relationships with our business partners;
•	competition in our industries;
•	possible disruptions in commercial activities caused by events such as natural disasters, terrorist activity and armed conflict, including the disruption caused by the ongoing coronavirus outbreak in China;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant government policies and regulations relating to our industries.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,173,521	$3,967,980
Accounts receivable, net, current portion	2,009,589	199,909
Inventories	1,526,077	1,508,244
Finance lease receivables, net, current portion	428,958	10,254
Prepayments, receivables and other assets, net	4,701,683	3,787,254
Escrow receivable due within one year	-	600,000
Due from related parties	107,855	140,498
Current assets - discontinued operations	920,085	1,185,016
Total Current Assets	10,867,768	11,399,155

Property and equipment, net
Property and equipment, net	417,141	100,680
Property and equipment, net - discontinued operations	13,883	25,205
Total Property and equipment, net	431,024	125,885

Other Assets
Right-of-use assets, net	659,961	-
Intangible assets, net	1,372	1,627
Prepayment for intangible assets	750,000	280,000
Accounts receivable, noncurrent	1,090,787	-
Finance lease receivables, net, noncurrent	748,249	22,298
Other assets - discontinued operations	161,881	485,170
Total Other Assets	3,412,250	789,095

Total Assets	$14,711,042	$12,314,135

LIABILITIES AND EQUITY
Current Liabilities
Borrowings from financial institutions	$211,248	$219,157
Borrowings from third parties	-	476,765
Accounts payable	55,453	-
Advance from customers	60,317	31,776
Income tax payable	26,975	21,905
Accrued expenses and other liabilities	1,482,933	962,291
Due to related parties and affiliates	212,144	415,931
Lease liabilities	209,188	-
Derivative liabilities	629,848	-
Current liabilities - discontinued operations	4,954,400	1,625,779
Total Current Liabilities	7,842,506	3,753,604

Other Liabilities
Borrowings from financial institutions, noncurrent	41,696	177,789
Lease liabilities, noncurrent	421,109	-
Total Other Liabilities	462,805	177,789

Total liabilities	8,305,311	3,931,393

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 28,839,803 and 25,945,255 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively)	2,884	2,595
Additional paid-in capital	26,835,804	23,833,112
Accumulated deficit	(19,846,811)	(15,031,538)
Accumulated other comprehensive loss	(621,957)	(428,771)
Total Senmiao Technology Limited Stockholders' Equity	6,369,920	8,375,398

Noncontrolling interests	35,811	7,344

Total Equity	6,405,731	8,382,742

Total Liabilities and Equity	$14,711,042	$12,314,135

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,745,579	$118,736	$13,643,429	$118,736
Cost of revenues	(1,901,405)	-	(10,632,901)	-
Gross profit	844,174	118,736	3,010,528	118,736

Operating expenses
Selling, general and administrative expenses	(1,339,238)	(529,913)	(3,486,410)	(1,028,314)
Total operating expenses	(1,339,238)	(529,913)	(3,486,410)	(1,028,314)

Loss from operations	(495,064)	(411,177)	(475,882)	(909,578)

Other income (expense)
Other income (expense), net	(37,636)	10,785	(53,364)	10,786
Interest expense	(17,248)	(6,239)	(79,593)	(6,239)
Change in fair value of derivative liabilities	(485,400)	-	1,509,406	-
Total other income (expense), net	(540,284)	4,546	1,376,449	4,547

Income (loss) before income taxes	(1,035,348)	(406,631)	900,567	(905,031)

Income tax benefits (expenses)	72,648	-	(32,950)	-

Net income (loss) from continuing operations	(962,700)	(406,631)	867,617	(905,031)

Net loss from discontinued operations	(4,399,236)	(361,661)	(5,593,627)	(1,583,630)

Net loss	(5,361,936)	(768,292)	(4,726,010)	(2,488,661)

Less: Net (income) loss attributable to noncontrolling interests from continuing operations	34,769	(3,041)	(89,264)	(3,041)

Net loss attributable to stockholders	$(5,327,167)	$(771,333)	$(4,815,274)	$(2,491,702)

Net loss	$(5,361,936)	$(768,292)	$(4,726,010)	$(2,488,661)

Other comprehensive income (loss)
Foreign currency translation adjustment	206,432	(26,063)	(253,983)	(132,763)

Comprehensive loss	(5,155,504)	(794,355)	(4,979,993)	(2,621,424)

Less: Total comprehensive (income) loss attributable to noncontrolling interests	30,015	(3,041)	28,467	-

Total comprehensive loss attributable to stockholders	$(5,185,519)	$(791,314)	$(5,008,460)	$(2,621,424)

Weighted average number of common stock
Basic and diluted	28,825,281	25,879,400	27,733,885	25,879,400

Earnings (loss) per share - basic and diluted
Continuing operations	$(0.03)	$(0.02)	$0.03	$(0.04)
Discontinued operations	$(0.15)	$(0.01)	$(0.20)	$(0.06)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2018
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	income (loss)	interest	equity
BALANCE, March 31, 2018	25,879,400	$2,588	$23,611,512	$(10,481,669)	$(253,761)	$-	$12,878,670
Net loss	-	-	-	(930,364)	-	-	(930,364)
Foreign currency translation adjustment	-	-	-	-	(48,735)	-	(48,735)
BALANCE, June 30, 2018 (Unaudited)	25,879,400	2,588	23,611,512	(11,412,033)	(302,496)	-	11,899,571
Net loss	-	-	-	(790,005)	-	-	(790,005)
Foreign currency translation adjustment	-	-	-	-	(57,965)	-	(57,965)
BALANCE, September 30, 2018 (Unaudited)	25,879,400	$2,588	$23,611,512	$(12,202,038)	$(360,461)	$-	$11,051,601
Gain from acquisition of variable interest entities	-	-	45,895	-	-	-	45,895
Net income (loss)	-	-	-	(771,333)	-	3,041	(768,292)
Foreign currency translation adjustment	-	-	-	-	(26,063)	-	(26,063)
BALANCE, December 31, 2018 (Unaudited)	25,879,400	$2,588	$23,657,407	$(12,973,371)	$(386,524)	$3,041	$10,303,141

	For the Nine Months Ended December 31, 2019
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	income (loss)	interest	equity
BALANCE, March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net income (loss)	-	-	-	(578,360)	-	72,928	(505,432)
Issuance of common stock in registered direct offering net of issuance costs	1,781,360	178	1,991,940	-	-	-	1,992,118
Foreign currency translation adjustment	-	-	-	-	(57,947)	(28,276)	(86,223)
BALANCE, June 30, 2019 (Unaudited)	27,726,615	2,773	25,825,052	(15,609,898)	(486,718)	51,996	9,783,205
Net income	-	-	-	1,090,254	-	51,105	1,141,359
Exercise of Series B warrants into common stock	964,741	96	961,631				961,727
Foreign currency translation adjustment					(276,887)	(97,305)	(374,192)
BALANCE, September 30, 2019 (Unaudited)	28,691,356	2,869	26,786,683	(14,519,644)	(763,605)	5,796	11,512,099
Net loss	-	-	-	(5,327,167)	-	(34,769)	(5,361,936)
Exercise of Series B warrants into common stock	148,447	15	49,121	-	-	-	49,136
Foreign currency translation adjustment	-	-	-	-	141,648	64,784	206,432
BALANCE, December 31, 2019 (Unaudited)	28,839,803	$2,884	$26,835,804	$(19,846,811)	$(621,957)	$35,811	$6,405,731

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,726,010)	$(2,488,661)
Net loss from discontinued operations	(5,593,627)	(1,583,630)
Net income (loss) from continuing operations	867,617	(905,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	82,672	947
Amortization of right-of-use assets	89,095	-
Amortization of intangible assets	197	14
Provision for doubtful accounts	228,249	-
Loss on disposal of equipment	4,593	-
Change in fair value of derivative liabilities	(1,509,406)	-
Change in operating assets and liabilities
Accounts receivable	(2,985,722)	309
Inventories	(72,278)	-
Prepayments, receivables and other assets	(1,226,099)	(280,402)
Finance lease receivables	(1,146,021)	-
Accounts payable	55,464	-
Advances from customers	29,693	-
Income tax payable	5,860	-
Accrued expenses and other liabilities	548,545	(3,179)
Lease liabilities	(80,297)	-
Net cash used in operating activities from continuing operations	(5,107,838)	(1,187,342)
Net cash used in operating activities from discontinued operations	(1,896,242)	(1,273,309)
Net Cash Used in Operating Activities	(7,004,080)	(2,460,651)

Cash Flows from Investing Activities:
Purchases of property and equipment	(414,958)	(688)
Prepayment of intangible assets	(470,000)	-
Net cash used in investing activities from continuing operations	(884,958)	(688)
Net cash provided by (used in) investing activities from discontinued operations	1,822	(448,575)
Net Cash Used in Investing Activities	(883,136)	(449,263)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	5,142,124	-
Net proceeds from issuance of common stock upon warrants exercised	111	-
Repayments to stockholders	(90,000)	(1,900,000)
Repayments to third parties	(459,635)	-
Repayments from (loans to) related parties	27,577	(1,441)
Borrowings from related parties and affiliates	555,616	290,183
Repayments to related parties and affiliates	(1,554,423)	-
Repayments of current borrowings from financial institutions	(129,698)	-
Repayments of noncurrent borrowings from financial institutions	-	(16,929)
Release of escrow receivable	600,000	600,000
Cash acquired from acquisition	-	213,644
Net cash provided by (used in) financing activities from continuing operations	4,091,672	(814,543)
Net cash provided by financing activities from discontinued operations	154,103	1,974,617
Net Cash Provided by Financing Activities	4,245,775	1,160,074

Effect of exchange rate changes on cash and cash equivalents	(196,028)	(100,007)

Net decrease in cash and cash equivalents	(3,837,469)	(1,849,847)
Cash and cash equivalents, beginning of period	5,020,510	11,141,566
Cash and cash equivalents, end of period	1,183,041	9,291,719

Less: Cash and cash equivalents from discontinued operations	(9,520)	(1,839,722)

Cash and cash equivalents from continuing operations, end of period	$1,173,521	$7,451,997

Supplemental Cash Flow Information
Cash paid for interest expense	$79,593	$6,239
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
IPO expenses paid by the Company’s stockholders	$-	$70,687
Right-of-use assets obtained in exchange of operating lease liabilities	$957,472	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$3,150,006	$-
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$1,010,752	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company provides automobile transaction and related services focusing on the ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd. (“Ruixi Leasing”), and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). The Company operated an online lending platform in China through its VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise borrowers. The Company ceased its online lending services business in October 2019 and commenced a process of winding down such business.

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

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since January 2019. Hunan Ruixi also controls Jinkailong through its 35% equity interest and a voting agreement with Jinkailong’s other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them relevant after-transaction services. In March 2019, Hunan Ruixi began its financing leasing operation.

In May 2019, the Company formed a wholly owned subsidiary, Yicheng Financial Leasing Co., Ltd. (“Yicheng”), with a registered capital of $50 million in Chengdu City, Sichuan Province. Yicheng obtained its business licenses for automobiles sale and financial leasing on May 5, 2019. Yicheng has been engaged in automobile sales since June 2019.

On July 5, 2019, Yicheng entered into an Investment and Equity Transfer Agreement with Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”), Chengdu Yunche Chixun Business Consulting Co., Ltd. (“Yunche Chixun”), Mr. Zhiqiu Xia and all the shareholders of Mashang Chuxing (“Mashang Chuxing Shareholders”), pursuant to which, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia acquired from the Mashang Chuxing Shareholders 49%, 5% and 46% of the equity interests of Mashang Chuxing for no consideration, respectively. As of the date of the financial statements, none of the shareholders of Mashang Chuxing made capital contribution. Mashang Chuxing commenced providing ride-hailing services in August 2019 and has not generated significant revenue due to limited operations. As a result, no equity investment income nor expense were recorded for the three and nine months ended December 31, 2019.

On October 17, 2019, the Board of Directors of the Company (the “Board”) approved a plan (the “Plan”) prepared by the Company’s executive officers for the Company to discontinue and wind down its online P2P lending services business. In connection with the Plan, the Company ceased facilitation of loan transactions on its online lending platform and assumed all the outstanding loans from investors on the platform. The decision and action taken by the Company to discontinue the online P2P lending services business represents a major shift that will have a material effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45. See Note 4 – discontinued operations.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the date of these financial statements:

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay Senmiao Consulting service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. Although the Company discontinued Sichuan Senmiao’s online P2P lending services business commencing in October 2019, the VIE Agreements remain in place, and such agreements are described in detail below:

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

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of December 31, 2019 and March 31, 2019 are as follows:

	December 31, 2019	March 31, 2019
	(Unaudited)
Total assets from continuing operations	$7,256,048	$4,130,435
Total assets from discontinued operations	1,499,618	1,083,579
Total assets	$8,775,666	$5,214,014

Total liabilities from continuing operations	$7,096,861	$6,456,098
Total liabilities from discontinued operations	7,973,676	396,671
Total liabilities	$15,070,537	$6,852,769

Net revenue, income (loss) from operations and net loss of the VIEs that were included in the Company's consolidated financial statements for the three and nine months ended December 31, 2019 and 2018 are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$414,077	$119,235	$2,302,940	$119,235
Income (loss) from operations	$741,260	$(7,014)	$600,455	$(7,014)
Net income (loss) from continuing operations attributable to stockholders	$(116,991)	$8,324	$95,976	$8,324
Net loss from discontinued operations attributable to stockholders	(4,094,558)	(78,459)	(4,870,090)	(929,698)
Net loss attributable to stockholders	$(4,211,549)	$(70,135)	$(4,774,114)	$(921,374)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of December 31, 2019 and for the nine months ended December 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on July 5, 2019.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2019, its unaudited results of operations for the three and nine months ended December 31, 2019 and 2018, and its unaudited cash flows for the nine months ended December 31, 2019 and 2018, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31, 2019	March 31, 2019
Balance sheet items, except for equity accounts	6.9632	6.7119

	For the Three Months Ended December 31,
	2019	2018
Items in the statements of operations and comprehensive income (loss)	7.0600	6.9162

	For the Nine Months Ended December 31,
	2019	2018
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.9620	6.7008

(d)	Use of estimates

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019:

	Carrying Value at December 31, 2019	Fair Value Measurement at December 31, 2019
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$629,848	$-	$-	$629,848

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2019:

December 31, 2019
Beginning balance	$-
Derivative liabilities recognized at grant date on June 20, 2019	3,150,006
Change in fair value of derivative liabilities	(1,509,406)
Fair value of Series B warrants exercised	(1,010,752)
Ending balance	$629,848

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

The strike price of the Company’s Series A and Series B warrants is denominated in US$ and the Company’s functional currency is RMB, therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date) and December 31, 2019.

	June 20, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	1,116,320	142,509
Valuation date	6/20/2019	6/20/2019	6/20/2019
Exercise price	$3.72	$3.72	$3.38
Stock price	$2.80	$2.80	$2.80
Expected term(year)	4.00	1.00	4.00
Risk-free interest rate	1.77%	1.77%	1.77%
Expected volatility	86%	86%	86%

	December 31, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	3,132	142,509
Valuation date	12/31/2019	12/31/2019	12/31/2019
Exercise price	$1.50	$0.0001	$3.38
Stock price	$0.67	$0.67	$0.67
Expected term (year)	3.47	0.47	3.47
Risk-free interest rate	1.64%	1.60%	1.64%
Expected volatility	123%	123%	123%

As of December 31, 2019 and March 31, 2019, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables and other assets, escrow receivables, due from related parties, borrowings from financial institutions, other liabilities, due to stockholders and due to related parties and affiliates, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The finance lease receivables were recorded at gross adjusted for the deferred interest income using the effective interest rate method. The Company believes that the effective interest rates underlying the finance lease receivables approximate current market rates for such finance leasing products as of December 31, 2019.

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

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services. During the year ended March 31, 2019, the Company acquired Hunan Ruixi and Jinkailong and evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Note 2(p). The Company has discontinued the online P2P lending services segment and has only one segment in the period after October 17, 2019.

(h)	Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Cash and cash equivalents also consist of funds received from automobile purchasers as payment for automobiles, related Insurances and taxes to be paid on behalf of the automobile purchasers, which funds were held at the third party platforms’ fund accounts and which are unrestricted and immediately available for withdrawal and use.

(i)	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019 and March 31, 2019, allowance for doubtful accounts amounted to $84,415 and $0, respectively.

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

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of December 31, 2019 and March 31, 2019, finance lease receivables consisted of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Gross minimum lease payments receivable	$1,637,763	$40,023
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	1,637,763	40,023
Less Allowance for uncollectible minimum lease payments receivable	-	-
Net minimum lease payments receivable	1,637,763	40,023
Estimated residual value of leased automobiles	-	-
Less: Unearned interest	(460,556)	(7,471)
Financing lease receivables, net	$1,177,207	$32,552
Finance lease receivables, net, current portion	$428,958	$10,254
Finance lease receivables, net, long-term portion	$748,249	$22,298

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2019 are as follows:

Minimum future payments receivable
Twelve months ending December 31, 2020	$559,494
Twelve months ending December 31, 2021	550,856
Twelve months ending December 31, 2022	407,269
Twelve months ending December 31, 2023	120,144
Total	$1,637,763

(l)	Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	3 - 4 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the nine months ended December 31, 2019 and 2018, there was no impairment of property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended December 31, 2019, there was a $0 and $264,958 impairment, respectively, on customer relationship from Sichuan Senmiao as a result of the Company’s decision to discontinue the P2P lending business in October 2019. For the three and nine months ended December 31, 2018, there was no impairment of intangible assets.

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

As of December 31, 2019, the Company had outstanding contracts for automobile transaction and related services amounting to $1,590,743, of which $629,787 is expected to be completed within 12 months after December 31, 2019, and $960,956 is expected to be completed after December 31, 2020.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
Automobile Transaction and Related Services (Continuing Operations)
- Revenues from sales of automobiles	$1,987,433	$-	$10,828,063	$-
- Service fees from automobile purchase services	352,351	70,654	1,609,361	70,654
- Facilitation fees from automobile transactions	21,031	16,424	164,294	16,424
- Service fees from management and guarantee services	128,893	21,332	313,548	21,332
- Financing revenues	44,149	-	105,413	-
- Other service fees	211,722	10,326	622,750	10,326
Online Lending Services (Discontinued Operations)
- Transaction fees	1,160	80,564	72,394	261,450
- Service fees	3,134	10,557	24,990	26,205
- Website development revenue	-	-	15,234	-
Total revenues	2,749,873	209,857	13,756,047	406,391
Total revenues from discontinued operations	(4,294)	(91,121)	(112,618)	(287,655)
Total revenues from continuing operations	$2,745,579	$118,736	$13,643,429	$118,736

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassess its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2019, the Company's pricing interest rate was 6.0% per annum.

Online P2P Lending Services (Discontinued Operations)

Transaction fees – Prior to the Company’s P2P lending business discontinued on October 17, 2019, transaction fees were paid by borrowers to the Company for the work the Company performed through its platform. The amount of these fees was based upon the loan amount and the maturity date of the loan. The fees charged to borrowers were paid upon (i) disbursement of the proceeds for loans which accrued interest on a monthly basis or (ii) full payment of principal and interest of loans which accrued interest on a daily basis. These fees were non-refundable upon the issuance of loan. The Company recognized revenue when loan proceeds were disbursed to borrowers or borrowers paid their principal and interest on loans.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2019 and March 31, 2019. As of December 31, 2019, the calendar years ended December 31, 2013 through 2018 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

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

Prior to March 31, 2019, leases are classified as either capital or operating leases. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases expense and is included in the consolidated statements of operations on a straight-line basis over the term of the leases. The Company had no capital lease commitments for the nine months ended December 31, 2019.

On April 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. The Company did not have any financing lease for the nine months ended December 31, 2019.

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

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On December 31, 2019 and March 31, 2019, approximately $71,000 and $1,950,000, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On December 31, 2019 and March 31, 2019, approximately $1,083,000 and $3,070,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, a company’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.

In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company only commenced the automobile transaction and related services since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of December 31, 2019, the Company provided an allowance for doubtful accounts of $84,415, which represents due from automobile purchasers.

In measuring the credit risk of accounts receivables due from the borrowers and investors (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customer on its contractual obligations and considers the current financial position of the P2P customer and the risk exposures to the P2P customer and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors would pay the service fee within one year upon receipt of their investment returns. On October 17, 2019, the Board approved the Plan for the Company to discontinue and wind down its online lending services business. As a result, the Company re-evaluated its accounts receivables from the P2P customers and decided to write off accounts receivable of $143,337 that has not been received as of December 31, 2019.

2)	Liquidity risk and going concern

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

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company’s (1) recurring losses from operations, including approximately $4.8 million net loss attributable to the Company’s stockholders for the nine months ended December 31, 2019, (2) accumulated deficit of approximately $19.8 million as of December 31, 2019 and (3) negative operating cash flows of approximately $7.0 million for the nine months ended December 31, 2019.

In evaluating if there is substantial doubt about its ability to continue as a going concern, the Company’s management is seeking to alleviate the going concern risk through (1) cash and cash equivalents generated from operations, (2) financing from PRC banks and other financial institutions, and (3) equity financing. The Company has certain plans to mitigate these adverse conditions and to increase the Company’s liquidity. The Company has an unused credit line of RMB400 million (approximately USD56.2 million) from a bank is China (see Note 11(ii)) which could be used as its needs to raise its working capital. The Company also has access to a universal shelf registration statement that could provide it with access to equity financing over the next twelve months. The Company believes that the available cash and cash equivalents, together with the available sources of financing from a PRC bank or equity financing should enable the Company to meet presently anticipated cash needs for at least the next twelve months from the date of these issuance of the accompanying financial statements.

However, there is a risk that the Company may face shortfalls in liquidity and that will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, the Company may be unable to grow its business and may be required to reduce or refocus its operations, which could have a material adverse effect on the financial condition and results of operations of the Company.

3)	Foreign currency risk

As of December 31, 2019 and March 31, 2019, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $1,078,000 and $3,070,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. As of December 31, 2019, RMB were depreciated from 6.71 RMB into US$1.00 at March 31, 2019 to 6.96 RMB into US$1.00 at December 31, 2019.

4)	VIE risk

The Company believes that the VIE Agreements and the Voting Agreement are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements.

The shareholders of Sichuan Senmiao are also shareholders of the Company and therefore have no current interest in seeking to act contrary to the contractual arrangements. However, if the shareholders of Sichuan Senmiao were to reduce their interest in the Company, their interests may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms. However, the other shareholders of Jinkailong are not shareholders of the Company and there is a risk they may act in contrary to the interests of the shareholders of the Company.

The Company cannot assure that when conflicts of interest arise, the shareholders of Sichuan Senmiao or the other shareholders of Jinkailong will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. In addition, the Company’s ability to control Sichuan Senmiao and Jinkailong via the VIE Agreements and Voting Agreement may not be as effective as direct equity ownership.

Further, the VIE Agreements or the Voting Agreement may not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. If the VIE Agreements or the Voting Agreement were found to be in violation of any existing PRC laws and regulations, the PRC government could:

•	revoke the Company’s business and operating licenses;
•	require the Company to discontinue or restrict operations;
•	restrict the Company’s right to collect revenues;
•	block the Company’s websites;
•	require the Company to restructure the operations in such a way as to compel the Company to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;
•	impose additional conditions or requirements with which the Company may not be able to comply; or
•	take other regulatory or enforcement actions against the Company that could be harmful to the Company’s business.

(v)	Recently issued accounting standards

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

Fair value
Net assets acquired (i)	$63,965
Gain from acquisition of Hunan Ruixi and its subsidiary and VIE	-
Noncontrolling interests (ii)	-
Total purchase consideration	$-

(i)	Net assets acquired primarily include cash and cash equivalents of $213,645, other current assets of $1,813,821, property and equipment of $107,865, other current liabilities of $711,303 and borrowings from related parties and affiliates of $785,231, and borrowings from financial institutions of $554,802.

(ii)	Fair value of the noncontrolling interests is estimated with reference to the purchase price per share as of the acquisition date.

4.	DISCONTIUED OPERATIONS

On October 17, 2019, the Board approved the Plan under which the Company has discontinued and is winding down its online P2P lending services business. The Company determined that the continued operation of its online P2P lending services business was not viable in light of the recently tightened regulations on online peer-to-peer lending in China generally and the unofficial request from local regulator to reduce the Company’s online peer-to-peer lending transaction volume on a monthly basis. The Company also determined that the discontinuation of its online P2P lending services business would allow the Company to focus its resources on its automobile financing facilitation and transaction business. In connection with the Plan, the Company ceased facilitation of loan transactions on its online lending platform and assumed all the outstanding loans from investors on the platform. The decision and action taken by the Company of discontinuing the online lending services business represented a major shift that will have a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45.

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,361 of accounts receivable, $3,749,284 of other receivables, and $143,636 of prepayments for impaired intangible assets were indicated as of December 31, 2019 and the Company recognized $3,998,953 and $4,036,281 provision for doubtful accounts for the three and nine months ended December 31, 2019, respectively, in related to the Company’s online lending services business.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the unaudited condensed consolidated balance sheets as of December 31, 2019.

Carrying amounts of major classes of assets included as part of discontinued operations:

	December 31,	March 31,
	2019	2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$9,520	$1,052,530
Accounts receivable, net	-	126,272
Prepayments, receivables and other assets, net	910,565	6,214
Total Current Assets	920,085	1,185,016

Property and equipment, net	13,883	25,205

Other Assets
Right-of-use assets	133,062	-
Intangible assets, net	28,819	294,464
Prepayment for intangible assets	-	190,706
Total Other Assets	161,881	485,170

Total Assets	$1,095,849	$1,695,391

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	December 31,	March 31,
	2019	2019
	(Unaudited)

Current Liabilities
Advance from customers	$8,277	$7,220
Accrued expenses and other liabilities	4,549,953	538,512
Due to stockholders	144,456	1,080,047
Due to related parties and affiliates	118,652	-
Lease liabilities	133,062	-
Total Current Liabilities	4,954,400	1,625,779

Total liabilities	$4,954,400	$1,625,779

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2019.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,294	$91,121	$112,618	$287,655

Operating expenses
Selling, general and administrative expenses	(387,895)	(396,459)	(1,387,059)	(1,652,778)
Provision for doubtful accounts	(3,998,953)	-	(4,036,281)	-
Amortization of intangible assets	(3,866)	(60,474)	(30,321)	(233,562)
Impairments of intangible assets and goodwill	-	-	(264,958)	-
Total operating expenses	(4,390,714)	(456,933)	(5,718,619)	(1,886,340)

Loss from operations	(4,386,420)	(365,812)	(5,606,001)	(1,598,685)

Other (expense) income, net	(12,816)	4,151	12,374	15,055

Loss before income taxes	(4,399,236)	(361,661)	(5,593,627)	(1,583,630)

Income tax expenses	-	-	-	-

Net loss attributable to stockholders	$(4,399,236)	$(361,661)	$(5,593,627)	$(1,583,630)

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of December 31, 2019 and March 31, 2019, accounts receivable were comprised of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Receivables of transaction fees due from borrowers	$-	$126,272
Receivables of automobile sales due from automobile purchasers	1,532,275	-
Receivables of services fees due from automobile purchasers	1,774,999	199,909
Less: Unearned interest	(122,483)	-
Less: Allowance for doubtful accounts	(84,415)	-
Accounts receivable, net	$3,100,376	$326,181
Account receivable, net, - discontinued operations	-	(126,272)
Account receivable, net, - continuing operations	$3,100,376	$199,909

Account receivable, net, current portion	$2,009,589	$199,909
Account receivable, net, long-term portion	$1,090,787	$-

Movement of allowance for doubtful accounts is as follows:

	December 31, 2019	March 31, 2019
	(Unaudited)
Beginning balance	$-	$-
Provision for doubtful accounts	84,429	-
Translation adjustment	(14)	-
Ending balance	$84,415	$-

6.	INVENTORIES

	December 31, 2019	March 31, 2019
	(Unaudited)
Automobiles (i)	$1,526,077	$1,508,244

(i)	As of December 31, 2019, the Company owned three automobiles with a total value of $36,220 for leasing purposes, 104 automobiles with a total value of $1,236,312 for sale, and 21 automobiles with a total value of $253,545 for either leasing or sale.

As of December 31, 2019 and March 31, 2019, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

7.	PREPAYMENTS, RECEIVABLES AND OTHER ASSETS

As of December 31, 2019 and March 31, 2019, the prepayments, receivables and other assets were comprised of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$906,718	$-
Due from automobile purchasers, net (ii)	3,178,623	2,564,834
Prepayments for automobiles (iii)	555,543	394,821
Deposits	537,266	294,986
Value added tax (“VAT”) recoverable (iv)	105,478	228,196
Deferred issuance costs pursuant to Registration Statement on Form S-3 (v)	-	149,696
Prepaid expenses	261,378	112,147
Employee advances	39,307	-
Others	27,935	48,788
Total prepayments, receivables and other assets	5,612,248	3,793,468
Total prepayments, receivables and other assets - discontinued operations	(910,565)	(6,214)
Total prepayments, receivables and other assets - continuing operations	$4,701,683	$3,787,254

(i)	Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the platform, which will be collected from related borrowers. As of December 31, 2019, the Company recorded allowance of $3,749,284 against doubtful receivables.

(ii)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of December 31, 2019 and March 31, 2019, the Company recorded allowance of $143,796 and $2,995, respectively, against doubtful receivables.

(iii)	Prepayments for automobiles

The balance represented amounts advanced to dealers for automobiles and to other third parties for automobiles related taxes and insurances.

(iv)	VAT recoverable

The balance of VAT recoverable represented the amount to be utilized to offset the Company’s future VAT arising from sales of goods.

(v)	Deferred issuance costs pursuant to Registration Statement on Form S-3

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

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Leasehold improvements	$180,700	$-
Electronic devices	44,614	28,305
Office equipment, fixtures and furniture	77,285	48,157
Vehicles	247,451	81,523
Subtotal	550,050	157,985
Less: accumulated depreciation and amortization	(119,026)	(32,100)
Total property and equipment, net	$431,024	$125,885
Total property and equipment, net - discontinued operations	(13,883)	(25,205)
Total property and equipment, net - continuing operations	$417,141	$100,680

Depreciation and amortization expense from continuing operations for the three months ended December 31, 2019 and 2018 amounted to $32,276 and $947, respectively. Depreciation and amortization expense from discontinued operations for the three months ended December 31, 2019 and 2018 amounted to $2,719 and $2,823, respectively.

Depreciation and amortization expense from continuing operations for the nine months ended December 31, 2019 and 2018 amounted to $82,672 and $947, respectively. Depreciation and amortization expense from discontinued operations for the nine months ended December 31, 2019 and 2018 amounted to $8,339 and $7,720, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Customer relationship	$-	$392,618
Platform	1,119,389	1,161,267
Software	66,433	27,205
Subtotal	1,185,822	1,581,090
Less: Accumulated amortization	(1,155,631)	(1,284,999)
Total intangible assets, net	30,191	296,091
Total intangible assets, net - discontinued operations	(28,819)	(294,464)
Total intangible assets, net - continuing operations	$1,372	$1,627

Amortization expense from continuing operations totaled $84 and $14 for the three months ended December 31, 2019 and 2018, respectively. Amortization expense from discontinued operations totaled $3,866 and $60,474 for the three months ended December 31, 2019 and 2018, respectively.

Amortization expense from continuing operations totaled $197 and $14 for the nine months ended December 31, 2019 and 2018, respectively. Amortization expense from discontinued operations totaled $30,321 and $233,562 for the nine months ended December 31, 2019 and 2018, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending December 31, 2020	$342
Twelve months ending December 31, 2021	342
Twelve months ending December 31, 2022	342
Twelve months ending December 31, 2023	272
Thereafter	74
Total	$1,372

10.	PREPAYMENTS FOR INTANGIBLE ASSETS

As of December 31, 2019 and March 31, 2019, the balance of prepayments for intangible assets of $750,000 and $280,000 respectively, represented the advance payments to a third party for the development of software to be used in the Company’s automobile transaction and related services. The balance will be recognized as intangible assets and amortized over the estimated useful life upon the completion of installation and testing of the software.

As of December 31, 2019 and March 31, 2019, the balance of prepayments for intangible assets of $0 and $190,706 respectively, represented the advance payments for the development of software to be used in the Company’s online P2P lending services business. On October 17, 2019, the Board approved the Plan under which the Company discontinued and is winding down its online P2P lending services business. As a result, the Company re-evaluated its prepayments for intangible assets to be used in the Company’s online P2P lending platform and determined that it would no longer be using such software. As a result, the Company wrote off all those prepayments of $143,636 for intangible assets for the three and nine months ended December 31, 2019.

11.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

(i)	Borrowings from Financial institutions

The borrowings from certain financial institutions represented the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total principal to be responsible for and repaid by the automobile purchasers. Such borrowings totaled $252,944 and $396,946 bearing interest rates ranging between 6.2% and 8.1% per annum at December 31, 2019 and March 31, 2019, respectively, of which $41,696 and $177,789, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended December 31, 2019 and 2018 was $16,498 and $2,993, respectively. The interest expense for the nine months ended December 31, 2019 and 2018 was $37,827 and $2,993, respectively.

(ii)	Credit line

On August 17, 2018, Hunan Riuxi signed an intention agreement of credit line with Bank of Changsha Co., Ltd. (“Changsha Bank”). Pursuant to the agreement, Changsha Bank has granted Hunan Ruixi a credit line up to approximately RMB400 million (approximately USD56.2 million) within a term of 24 months from August 17, 2018 to August 17, 2020. As of the date of the issuance of these financial statements, Hunan Ruixi has not used any portion of the credit line.

12.	BORROWINGS FROM THIRD PARTIES

	December 31, 2019	March 31, 2019
	(Unaudited)
Borrowings from third parties	$-	$476,765

The borrowings from third parties were fully repaid in July 2019. The interest expense for the three months ended December 31, 2019 and 2018 was $0 and $0, respectively. The interest expense for the nine months ended December 31, 2019 and 2018 was $12,994 and $0, respectively.

13.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2019	March 31, 2019
	(Unaudited)
Payables to investors of online lending platform (i)	$3,983,877	$-
Accrued payroll and welfare	861,072	614,765
Other payable (ii)	278,324	247,335
Loan repayments received on behalf of financial institutions (iii)	189,572	169,657
Payables for expenditures on automobile transaction and related services	110,172	157,382
Accrued expenses	156,671	198,456
Deposits	453,198	82,232
Other taxes payable	-	30,976
Total accrued expenses and other liabilities	6,032,886	1,500,803
Total accrued expenses and other liabilities - discontinued operations	(4,549,953)	(538,512)
Total accrued expenses and other liabilities - continuing operations	$1,482,933	$962,291

(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.

(ii)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(iii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

14.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $74,518 and $4,442 for the three months ended December 31, 2019 and 2018, respectively, for continuing operations of the Company. The contributions made by the Company were $61,447 and $22,059 for the three months ended December 31, 2019 and 2018, respectively, for the Company’s discontinued operations.

The contributions made by the Company were $169,458 and $4,442 for the nine months ended December 31, 2019 and 2018, respectively, for continuing operations of the Company. The contributions made by the Company were $158,184 and $62,017 for the nine months ended December 31, 2019 and 2018, respectively, for the Company’s discontinued operations.

As of December 31, 2019 and March 31, 2019, the Company did not make adequate employee benefit contributions in the amount of $159,641 and $65,868, respectively, for continuing operations of the Company. As of December 31, 2019 and March 31, 2019, the Company did not make adequate employee benefit contributions in the amount of $441,392 and $337,578, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

15.	EQUITY

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and nine months ended December 31, 2019, the change of fair value was a loss of $485,400 and a gain of $1,509,406, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since granted. The fair value of derivative instrument of $1,010,752 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. At December 31, 2019, the fair value of the derivative instrument totaled $629,848.

The Company has outstanding warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2018	337,940	337,940	$4.80	4.96
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(300,000)	(300,000)	$4.80	-
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(1,113,188)	(1,113,188)	-	-
Balance, December 31, 2019	1,519,602	1,519,602	$1.76	3.45

Restricted Stock Units

On July 31, 2018, the Board approved the issuance of 5,000 restricted stock units (“RSUs”) to each of the five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2019. Total RSUs granted to the five directors were 25,000 for an aggregate fair value of $117,750. Pursuant to the Restricted Stock Unit Award Agreements (“Award Agreements”) on August 3, 2018, the RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the Award Agreements, provided that the director remains in service as a director through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) a change in control and (ii) the director’s cessation as a director of the Company due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the director’s death or disability.

As of March 31, 2019, the first installment of RSUs vested and the Company accounted for the vested RSUs as an addition to both expenses and additional paid-in capital. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

On December 11, 2019, the Board approved the issuance of 30,303 RSUs to each of the Company’s five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2020.

A summary of RSU activity for the year ended March 31, 2019 and for the nine months ended December 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance of RSUs outstanding at March 31, 2018	-	$-
Grants of RSUs	25,000	$4.42
Vested RSUs	(6,250)	$4.42
Forfeited RSUs	(7,500)	$4.42
Balance of unvested RSUs at March 31, 2019	11,250	$4.42
Grants of RSUs	151,515	0.66
Vested RSUs	(11,250)	$4.42
Forfeited RSUs	-	-
Balance of unvested RSUs at December 31, 2019 (Unaudited)	151,515	$0.66

Total compensation expense for the three months ended December 31, 2019 and 2018 was $91,575 and $0, respectively. Total compensation expense for the nine months ended December 31, 2019 and 2018 was $108,150 and $27,625, respectively. Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the year ended March 31, 2019. The Company had an aggregate of 151,515 and 11,250 of unrecognized RSUs as of December 31, 2019 and March 31, 2019, respectively, to be expensed over three months and nine months, respectively.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of the date of this report, no awards have been granted under the plan.

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

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted from $3.72 to $1.50 per share on December 20, 2019.

The Series B warrants are pre-funded warrants and are being issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). During the nine months ended December 31, 2019, the Company issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

16.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes. The State of Nevada does not impose any state corporate income tax.

The Company’s net operating loss for the nine months ended December 31, 2019 amounted to approximately $846,000. As of December 31, 2019, the Company’s net operating loss carryforward for U.S. income taxes was approximately $2.1 million. The net operating loss carryforward is available to reduce future years’ taxable income through year 2039. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of December 31, 2019 and March 31, 2019, valuation allowances for deferred tax assets were approximately $0.45 million and $0.27 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, and Yicheng are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax (benefits) expenses	$(72,648)	$-	$155,722	$-
Deferred income tax expenses	-	-	(122,772)	-
Total income tax (benefits) expenses	$(72,648)	$-	$32,950	$-

As of December 31, 2019 and March 31, 2019, the Company’s PRC entities from continuing operations had net operating loss carryforwards of $0 and approximately $123,000, respectively, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At March 31, 2019, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization. During the nine months ended December 31, 2019, the Company utilized deferred tax assets of approximately $31,000 related to the Company’s net operating loss carryforwards.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryforwards in the PRC	$-	$30,693
Net operating loss carryforwards in the U.S.	449,995	272,258
Less: valuation allowance	(449,995)	(302,951)
	$-	$-

As of December 31, 2019 and March 31, 2019, the Company’s PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $8.7 million and $3.4 million, respectively, which will expire in 2023. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At December 31, 2019 and March 31, 2019, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryforwards in the U.S.	$2,166,677	$855,483
Less: valuation allowance	(2,166,677)	(855,483)
	$-	$-

17.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of December 31, 2019, due from Mashang Chuxing was $81,233, which represented the funds Yicheng provided to support the operations of Mashang Chuxing since August 2019. Other balances due from related parties were $12,260 and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $14,361 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

This is comprised of amounts payable to two stockholders and are unsecured, interest free and due on demand.

	December 31, 2019	March 31, 2019
	(Unaudited)
Jun Wang	$74,640	$107,233
Xiang Hu	69,816	972,814
Total due to stockholders	$144,456	$1,080,047
Total due to stockholders – discontinued operations	(144,456)	(1,080,047)
Total due to stockholders – continuing operations	$-	$-

3)	Due to related parties and affiliates

	December 31, 2019	March 31, 2019
	(Unaudited)
Loan payable to related parties (i)	$260,782	$95,781
Other payables due to related parties (ii)	-	297,978
Others (iii)	70,014	22,172
Total due to related parties and affiliates	330,796	415,931
Total due to related parties and affiliates – discontinued operations	(118,652)	-
Total due to related parties and affiliates – continuing operations	$212,144	$415,931

(i)	As of December 31, 2019 and March 31, 2019, the balances represented borrowings from three related parties, which is unsecured, interest free and due in the fiscal year of 2020. The balance as of March 31, 2019 bore an interest rate of 10% per annum and is due in the fiscal year of 2020.

(ii)	As of March 31, 2019, the balance represented borrowings from two related parties, who obtained borrowings from the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. The balance bore an interest rate of 8.22% per annum and was fully repaid in April 2019.

(iii)	As of December 31, 2019 and March 31, 2019, the balances represented $70,014 of payables to three other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three months ended December 31, 2019 and 2018 were $750 and $3,246, respectively. Interest expense for the nine months ended December 31, 2019 and 2018 were $28,772 and $3,246, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of December 31, 2019, the outstanding balances were $69,816 and $74,640, respectively.

The Company entered into two office lease agreements which expire on January 1, 2020. On April 1, 2018, the two office leases were modified with the leasing term from April 1, 2018 to March 31, 2021. For the three months ended December 31, 2019 and 2018, the Company paid $27,415 and $11,278, respectively, to the stockholder in rental expenses. For the nine months ended December 31, 2019 and 2018, the Company paid $82,246 and $69,182 in rent, respectively, to the stockholder.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. For the three months ended December 31, 2019 and 2018, the Company paid $20,725 and $0 in rent, respectively, to Dingchentai. For the nine months ended December 31, 2019 and 2018, the Company paid $31,180 and $0 in rent, respectively, to Dingchentai.

Before the acquisition of Hunan Ruixi, five related parties of Jinkailong borrowed funds of $747,647 through the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. As of March 31, 2019, the outstanding balance was $297,978. During the three months ended June 30, 2019, Jinkailong repaid all of the loans.  Those loans bore interest rates ranging from 7.68% to 8.22% per annum and the interest expense for the three and nine months ended December 31, 2019 was $0 and $12,184, respectively.

18.	LEASE

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized approximately $246,227 ROU assets and approximately $247,325 lease liabilities, primarily related to leases of facilities. The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. The average remaining lease term of its existing leases is 2.34 years. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's unaudited condensed consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

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

Rental expenses from continuing operations totaled $50,690 and $16,402 for the three months ended December 31, 2019 and 2018, respectively. Rental expenses from discontinued operations totaled $27,077 and $30,747 for the three months ended December 31, 2019 and 2018, respectively.

Rental expenses from continuing operations totaled $202,751 and $16,402 for the nine months ended December 31, 2019 and 2018, respectively. Rental expenses from discontinued operations totaled $84,192 and $97,116 for the nine months ended December 31, 2019 and 2018, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Lease payments
Twelve months ending December 31, 2020	$374,112
Twelve months ending December 31, 2021	192,968
Twelve months ending December 31, 2022	124,187
Twelve months ending December 31, 2023	107,729
Twelve months ending December 31, 2024	41,168
Total lease payments	840,164
Less: discount	(76,805)
Present value of lease liabilities	763,359
Present value of lease liabilities – discontinued operations	(133,062)
Present value of lease liabilities – continuing operations	$630,297

19.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

From January 1, 2020 through the date of issuance of these financial statements, the Company entered into two contracts with two automobile dealers for the purchase of a total of 21 automobiles for an aggregate purchase price of approximately $348,000. These purchase transactions are expected to be completed by the end of 2020.

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

However, as the Company commenced the automobile transaction and related services for less than one year, there was no sufficient historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. Therefore, for the nine months ended December 31, 2019, the Company did not provide provisions for the guarantee services. As of December 31, 2019, the maximum contingent liabilities the Company exposed to would be approximately $18,901,000 if all the automobile purchasers defaulted, among which approximately $553,000 would be due to Sichuan Senmiao after the assumption of all the loans in accordance with the Plan. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $15,540,000 as of December 31, 2019, based on the market price and the useful life of such collateral, which represents about 82.2% of the contingent liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended March 31, 2019 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with U.S. GAAP. In addition, our financial statements and the financial information included in this report reflect our organizational transactions and have been prepared as if our current corporate structure had been in place throughout the relevant periods.

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with Didi Chuxing Technology Co., Ltd. (“Didi”), a major transportation network company in the People’s Republic of China (“PRC” or “China”) , operating the largest ride-hailing platform in China. We provide automobile transaction and related services through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Substantially all of our operations are conducted in China.

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

As of December 31, 2019, we facilitated financing for an aggregate of 1,553 automobiles with a total value of approximately $22.1 million, sold an aggregate of 1,318 automobiles with a total value of approximately $12.6 million and delivered 92 automobiles under financing leases to customers, the vast majority of whom are ride-hailing drivers. During the three months ended December 31, 2019, we facilitated financing for 264 automobiles with a total value of approximately $4.1 million, sold an aggregate of 207 automobiles with a total value of approximately $1.9 million and delivered 11 automobiles with a total value of approximately $0.1 million under financing leases to the customers. During the nine months ended December 31, 2019, we facilitated financing for 1,242 automobiles with a total value of approximately $18.2 million, sold an aggregate of 1,106 automobiles with total value of approximately $10.8 million and delivered 92 automobiles with a total value of approximately $1.4 million under financing leases to the customers. Our auto financing and transaction facilitation business and auto sales business accounted for 19.9% and 79.4% of our total revenue, respectively, for the nine months ended December 31, 2019 while our auto financial leasing business generated less than 1% of our revenue.

Key Factors and Risks Affecting Results of Operations of Our Automobile Transactions and Related Services

Ability to Increase the Automobile Purchaser Base

Our revenue growth has been largely driven by the expansion of our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us. We acquire customers for our automobile transaction and financing services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services. We will also strengthen our marketing efforts through our own team by employing more experienced staffs and setting up new service centers in the cities of Chengdu and Changsha in 2020. As of December 31, 2019, we had 29 employees in our own sales department and have cooperated with 45 third party sales teams with about 285 professionals.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the nine months ended December 31, 2019, nearly 96% of the automobile purchasers had financed their purchase of automobiles through financial institutions. As of December 31, 2019, over 95% of the automobile purchasers we serviced had financed their purchase of automobiles through financial institutions. As such the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with night financial institutions and plan to expand our collaboration with more financial institutions to access lower cost capital and provide more financing sources to our customers. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset class, stability of financial institutions, general economic conditions and regulatory environment. Our ability to increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Automobile Purchase Price and Expenditure in Advance

We prepay the purchase price of automobiles and all service expenses when we provide related services to the purchasers. Pursuant to the affiliation agreements with automobile purchasers, we collect from them monthly installment payments (including principal and interest), our management and guarantee services fees and our advance payment for expenses. We also collect part of our automobile purchase price and purchase services fees from automobile purchasers through monthly installment payments. As of December 31, 2019, we had accounts receivable of $3.2 million and advanced payments of approximately $4.6 million due from the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installment payments on a monthly basis during the relevant affiliation periods.

The accounts receivable and advance payments may increase our liquidity risk. Jinkailong has borrowed money from financial institutions, third parties and related parties to fund the advance payments. We used proceeds from our equity offerings and plan to seek more equity and/or debt financing to pay for the expenditure related to the automobile purchase. Our ability to pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

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

As of December 31, 2019, we have an outstanding balance of installment payments receivable in the aggregate of $599,019 from approximately 510 automobile purchasers, of which, over 40% were due within 3 months. Historically, most of the defaulted automobile purchasers would pay us the default amounts within one to three months. However, if the balances are overdue for more than 3 months, we would fully record allowance against receivables from those purchasers. We did not record any contingent liabilities as of December 31, 2019 as we commenced our automobile transaction and related service business for approximately one year, there was no sufficient default historical data and other information for us to make an estimate. As of December 31, 2019, allowance for doubtful accounts amounted to only $227,239, or 2.9% of total accounts receivable. Therefore, we believe our credit risk exposure is immaterial.

Meanwhile, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2019, the total value of non-collateralized automobiles was approximately $1,265,682. We believe our risk exposure is immaterial as we just commenced our financing services in late March 2019 and have experienced no default to date.

Actual and Potential Impact of Coronavirus Outbreak in China on our Business

A strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in Hubei Province in December 2019. The Chinese government has taken certain emergency measures to combat the spread of the virus, including extending the Chinese Lunar New Year holiday, postponing the spring semesters of schools and universities, and adopting transport restrictions in various areas. Due to the extended holiday and travel restrictions, we expect a majority of our automobile purchasers who are online ride-hailing drivers will be adversely affected by the epidemic as the demand for ride hailing car services is expected to be very limited.

In an effort to assist our automobile purchasers, we have been negotiating with the financial institutions we cooperate with to extend the due dates for monthly payments that may be affected by the epidemic. Certain financial institutions have agreed to grant a grace period for qualified drivers. While the limitations on movement in the regions where the ride-hailing drivers are located are expected to be relatively temporary, the duration of the disruption on travel, and related impact on the ride-hailing drivers, cannot be estimated at this time. Any prolonged disruption would have a material adverse effect on our automobile purchases and our results of operations and cash flows.

If the epidemic situation in China does not improve during our fourth fiscal quarter ending March 31, 2020, our automobile purchasers may be unable to generate sufficient income to pay their monthly installments and the financial institutions may not agree to further extend the due dates, thus creating a significant risk of continuing default form our automobile purchasers, In this scenario, we may have to repay the defaulted amount as a guarantor. Meanwhile, the collection of our receivables due from those automobile purchasers may also be adversely affected and result to an increasing credit risk. If we experience a widespread default by our automobile purchasers, our cash flow and results of operations will be materially adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and we will be unable grow our business, and may be required to reduce or refocus our operations, which may raise substantial doubts about our ability to continue as a going concern.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China's online ride-hailing market will reach $60 billion. In the second half of 2018, in addition to the leading online ride-hailing platforms such as Didi and China Auto Rental, another nine auto-makers, including FAW, Dongfeng, Chang’an, Volkswagen, Great Wall, Ford, Mercedes-Benz, SAIC and BMW, announced their plan to launch online ride-hailing services. The ride-hailing industry is facing increasing competition in China and is attracting more capital investment. In 2019, in addition to the traditional online ride-hailing platform, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry. In March 2019, T3, a new travel service company, was established in Nanjing and subsequently in other cities, including Wuhan and Chongqing and has accumulated over 1 million registered users since March 2019. T3 is jointly invested by three large automobile manufacturers, FAW, Dongfeng and Chang’an, and leading internet, retail and finance companies such as Suning, Tencent and Alibaba and intends to compete with Didi and capitalize on the great potential of the ride-hailing market. As at the end of December 2019, Alibaba, together with its affiliate, has invested in or acquired more than 30 enterprises in the fields related to ride-hailing, including Hello travel, Yongan travel, Didi, Gaode software, Xiaopeng Automobile and others covering the ride-hailing whole industry chain.

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

Didi, the online ride-hailing platform, with whom we cooperate, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 9% of the cars used for online ride-hailing services which we provided management services to did not have the automobile certificate and approximately 70% of our ride-hailing drivers had not obtained the driver’s license as of December 31, 2019. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi began limiting customer orders allocated to drivers in Chengdu  if they do not have requisite driver’s license or the automobiles used for ride-hailing services lack the automobile certificate. Further, in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. The limitation will affect the income of the drivers and may cause an increase in defaults if the drivers fail to generate sufficient income from providing ride-hailing services. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

As described above, China has been mobilizing a nationwide response to prevent and control the novel coronavirus outbreak since January 2020. All the industries in China, including our auto business, are expected to be materially adversely affected by the epidemic.

Due to the government mandated extension of holidays and closure of businesses, we did not have any operations in January 2020 and do not expect to be fully operational untill the end of February 2020. We therefore expect to experience a decrease in revenue for the last quarter of fiscal year 2020 compared with the same period in 2019. We do not know, and there can be no assurance, as to how long the epidemic will continue and when the restrictive measures will be lifted. We are closely monitoring the developments in China and continually assessing the potential impact on our business. Any prolonged restrictions on travel could materially negatively impact our cash flows, results of operations and business prospective.

Our Discontinued Online P2P Lending Services

Through our now discontinued online P2p lending platform, we offered access to credit for borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform which had been in operation for two years prior to the acquisition.

Our revenues from online lending services were primarily generated from fees charged for our services in matching investors with borrowers. We charged borrowers transaction fees for the work we perform through our platform and charged our investors service fees on their actual investment returns.

The rapid growth of China’s online P2P lending industry has attracted a large number of market players. However, business failures of, or accusations of fraud and unfair dealing against, certain companies in the online P2P lending industry in China have surfaced in recent years, creating a negative public perception of online individual finance market players. Our business and results of operations were affected by general factors affecting China’s online P2P lending industry, in particular, the development of regulatory environment. Unfavorable regulatory changes had affected our business negatively. For example, in February 2019, the Chengdu financial regulatory authorities required us to gradually reduce our “business scale,” the daily average outstanding balance of loans facilitated by us. Specifically, the outstanding balance of our facilitated loans as of the end of each month starting in February 2019, is expected to be lower than that as of the end of prior month.

Furthermore, since April 2019, the financial authorities of serval provinces and cities, such as Yunnan, Shandong, Sichuan, Shanghai and Shenzhen, have issued lists of online lending companies under their jurisdiction that should exit the P2P lending industry after outstanding balance of loans is fully paid. On April 29, 2019, the Leading Group Office of Online Lending Risk Response of Sichuan Province officially issued a circular requiring 38 marketplaces exit the P2P lending industry. In October 2019, the financial authorities of Hunan and Shandong Provinces announced the failure of local P2P lending platforms to complete rectification and required that all P2P lending platforms in the province cease operations. Also in this month, Hubei Province revoked the business licenses of 53 P2P lending platforms. In December 2019, Sichuan Province announced the failure of local P2P lending platforms to complete rectification and required that all P2P lending platforms in the province cease operations.

As the P2P lending industry is experiencing a continuous decline in total transaction volume and facing an increasingly tighter regulatory environment, we have determined that the continued operation of our online lending business is not viable. On October 17, 2019, our Board of Directors approved a plan submitted by management (the “Plan”), to wind down and discontinue our online P2P lending business. Despite the discontinuation, we expect to receive minimal service fees following the discontinuation as loans having a term of 36 months remain outstanding. We also think the discontinuation of our online lending business would allow us to focus our resources on our Auto Business. As the revenue from our online lending services only accounted for 1.1% of our total revenue for the six months ended September 2019, we do not believe the discontinuation will have significant impact on our revenue. We plan to provide technology services through Sichuan Senmiao, which operated the online lending platform in the year 2020.

In connection with the Plan, we have ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform since October 17, 2019. The aggregate balance of the loans we assumed was approximately $5.6 million. As at December 31, 2019, we have used cash generated from our Auto Business and payments collected from borrowers in the aggregate of approximately $1.6 million to repay platform investors and we expect to repay 90% of them by December 31, 2020. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. As of December 31, 2019, we treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.7 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we have transferred certain employees who currently work on our online lending business, primarily the information technology staff, to provide a new website design and development service for customers. We may further terminate certain employees of the online lending business by December 31, 2020.

The estimated costs associated with the discontinuation of our online P2P lending business will be primarily comprised of employee severance and benefits expenses and an allowance for bad debt (i.e., debt that cannot be collected for borrowers on our lending platform, which would be used to repay the investors on the platform). We estimated that we would incur a one-time personnel-related charges of no more than $20,000 for employee severance and other related termination benefits. Severance payments are expected to be paid in full by December 31, 2020.

As a result of the discontinuation of our online lending services, we believe we can improve our operating cash flow by lowering our operating expenses and focusing more on maximizing our profitable Auto Business.

Results of Continuing Operations for the Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

	For the Three Months Ended December 31,
	2019	2018	Change
	(unaudited)	(unaudited)
Revenues	$2,745,579	$118,736	$2,626,843
Cost of revenues	(1,901,405)		(1,901,405)
Gross profit	844,174	118,736	725,438

Operating expenses
Selling, general and administrative expenses	(1,339,238)	(529,913)	(809,325)
Total operating expenses	(1,339,238)	(529,913)	(809,325)
Loss from operations	(495,064)	(411,177)	(83,887)
Other income (expenses), net	(37,636)	10,785	(48,421)
Interest expense	(17,248)	(6,239)	(11,009)
Change in fair value of derivative liabilities	(485,400)	-	(485,400)
Loss before income taxes	(1,035,348)	(406,631)	(628,717)
Income tax expenses	72,648	-	72,648
Net Income (loss)	$(962,700)	$(406,631)	$(556,069)

Revenues

Revenue for the three months ended December 31, 2019 generated from our automobile transaction and related services, which increased by $2,626,843, or 2,212%, as compared with three months ended December 31, 2018.

We started generating revenue from automobile transaction and related services from November 22, 2018, the acquisition date of Hunan Ruixi. Revenue from our automobile transaction and related services includes sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, including commissions from insurance companies, which accounted for 72.4%, 12.8%, 0.8%, 4.7%, 1.6% and 7.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2019. Because of the National Holiday and close to the year end, there is a seasonal decrease in our facilitated new automobiles for the three months ended December 31, 2019 as compared with the prior quarters in current year. But due to our business expansion in Chengdu and Changsha, our revenue increased as compared with the same period in the prior year.

However, in light of current measures and restrictions to combat the nationwide epidemic in China, although we believe there is huge market opportunity and rapid development of the ride-hailing service market in China, we expect to experience a decrease in our revenue from automobile transaction and related services for the three months ending March 31, 2020 as compared with the same period in the prior year. We also expect our revenue from sales of automobiles and automobile purchase services to continue to account for a majority of our revenues for the next twelve months; therefore, our business will remain vulnerable during the pendency of the coronavirus outbreak.

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2019 and 2018:

	For the Three Months Ended December 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Revenues from sales of automobiles	$1,987,433	$-
- Service fees from automobile purchase services	352,351	70,654
- Facilitation fees from automobile transactions	21,031	16,424
- Service fees from automobile management and guarantee services	128,893	21,332
- Financing revenues	44,149	-
- Other service fees	211,722	10,326

Total Revenue	$2,745,579	$118,736

Sales of automobiles

We started our sale of automobiles in January 2019 and generate revenues from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”), a company in which we hold a minority interest. We sold an aggregate of 90,116 and one automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the three months ended December 31, 2019, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services increased by $281,697 as compared to the same period in 2018, mainly due to the increase in the number of facilitated new automobile purchases. We serviced 264 new automobile purchases with service fees ranging from $376 to $2,093 per automobile during the three months ended December 31, 2019, while we serviced 52 new automobile purchases with service fees ranging from $243 to $2,261 per automobile during the three months ended December 31, 2018.

Facilitation fees from automobile transactions

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. Facilitation fees from automobile transaction increased by $4,607 as compared to the same period in 2018 due to the increase in the number of facilitated new automobiles purchase, partially offset by the decrease in the fees we charged. We facilitated 264 and 52 new automobile purchases during the three months ended December 31, 2019 and 2018, respectively. We charged facilitation fees of no more than $1,378 per automobile to third party sales teams and $2,147 to automobile purchasers during the three months ended December 31, 2018. The facilitation fees decreased to no more than $431 per automobile to third party sales teams and $1,580 to automobile purchasers, with an aim to attract more new purchasers and third party sales teams during the three months ended December 31, 2019. We expect facilitation fees for both third party sales teams and automobile purchasers in the next twelve months to remain at the same level and we also expect to experience a decrease in the proportion of revenue from facilitation fees from automobile transactions due to the low charge price and an expected increase in other revenue from the expansion of our Auto Business.

Service fees from automobile management and guarantee services

The vast majority of our customers are ride-hailing drivers who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. Our fees average $792 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. The increase of $107,561 in service fees from automobile management and guarantee services was attributed to the increase in the number of automobiles we served. We provided management and guarantee services for approximately 2,200 and 1,000 automobiles during the three months ended December 31, 2019 and 2018, respectively.

Interest income from financial leasing

We started our financial leasing in March 2019 and generate interest income from providing financial leasing services to ride-hailing drivers. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. During the three months ended December 31, 2019, we recognized total interest income of $44,149.

Other service fees

We generate other revenues from the commissions from insurance companies, rental income from operating lease and other miscellaneous service fees charged to the automobile buyers, which accounted for 50.0%, 7.4% and 42.6% of revenues from other service fees during the three months ended December 31, 2019, respectively.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold. Cost of revenues increased by $1,901,405, or 100% since during the three months ended December 31, 2018 we did not have sale of automobiles and did not incur cost of revenues.

Gross Profit

Gross profit was $844,174. Gross profit increased by $725,438 mainly due to the increase in the number of facilitated new automobile purchases and automobile sales from our automobile transaction and related services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $529,913 for the three months ended December 31, 2018 to $1,339,238 for the three months ended December 31, 2019, representing an increase of $809,325. The increase was attributable to the selling, general and administrative expenses of our automobile transaction and related services since we commenced this business in November 2018.

Selling, general and administrative expenses for our automobile transaction and related services was $966,771 for the three months ended December 31, 2019, increased by $846,168 compared to the three months ended December 31, 2018. The increase was due to the expansion of our Auto Business. It mainly consists of an increase of $370,853 in salary and employee benefits, $149,415 in advertising and promotion, $120,220 in insurance, transportation and maintenances fees, $58,301 in rental and other office expenses, and $99,025 in allowance of bad debt.

Other costs such as audit fees, valuation fees and insurance expenses for the three months ended December 31, 2019 decreased by $36,843, since we paid more professional fees for our acquisition of automobile financing and related services business in the three months ended December 31, 2018.

Interest Expense

Interest expense for the three months ended December 31, 2019 was $17,248, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 registered direct offering were classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. In August and October 2019, we issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111. The change in fair value of derivative liabilities for the three months ended December 31, 2019 derived from change of the fair values between December 31, 2019 and September 30, 2019, resulted in a loss of $485,400.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax benefits of $72,648 for the three months ended December 31, 2019 mainly represented the reversal of enterprise tax accrued in prior quarters of Jinkailong as it incurred loss during the three months ended December 31, 2019.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the Enterprise Income Tax Law of China, which can be carried forward to offset operating income for five years.

Net Loss

As a result of the foregoing, net loss from our continuing operations for the three months ended December 31, 2019 was $962,700, representing an increase of $556,069 from $406,631 for the three months ended of December 31, 2018.

Results of Continuing Operations for the Nine Months Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018

	For the Nine Months Ended December 31,
	2019	2018	Change
	(unaudited)	(unaudited)
Revenues	$13,643,429	$118,736	$13,524,693
Cost of revenues	(10,632,901)		(10,632,901)
Gross profit	3,010,528	118,736	2,891,792

Operating expenses
Selling, general and administrative expenses	(3,486,410)	(1,028,314)	(2,458,096)
Total operating expenses	(3,486,410)	(1,028,314)	(2,458,096)
Loss from operations	(475,882)	(909,578)	433,696
Other income (expenses), net	(53,364)	10,786	(64,150)
Interest expense	(79,593)	(6,239)	(73,354)
Change in fair value of derivative liabilities	1,509,406	-	1,509,406
Income (loss) before income taxes	900,567	(905,031)	1,805,598
Income tax expenses	(32,950)	-	(32,950)
Net income (loss)	$867,617	$(905,031)	$1,772,648

Revenues

Revenue for the nine months ended December 31, 2019 increased by $13,524,693, or 11,391%, as compared with nine months ended December 31, 2018. The increase was attributable to the expansion of our Auto Business.

Revenue from our automobile transaction and related services includes sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, including commissions from insurance companies, which accounted for 79.4%, 11.8%, 1.2%, 2.3%, 0.8% and 4.5%, respectively, of the total revenue from automobile transaction and related services. In light of the huge market opportunity and rapid development of the ride-hailing service market in China, we expect to experience an increase in our revenue from automobile transaction and related services for the next twelve months. We also expect our revenue from sales of automobiles and automobile purchaser services to continue to account for a majority of our revenues for the next twelve months.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2019 and 2018:

	For the Nine Months Ended December 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Revenues from sales of automobiles	$10,828,063	$-
- Service fees from automobile purchase services	1,609,361	70,654
- Facilitation fees from automobile transactions	164,294	16,424
- Service fees from automobile management and guarantee services	313,548	21,332
- Financing revenues	105,413	-
- Other service fees	622,750	10,326

Total Revenue	$13,643,429	$118,736

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. We sold an aggregate of 825,270 and 11 automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the nine months ended December 31, 2019, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services increased by $1,538,707 as compared to the same period in 2018, mainly due to the increase in the number of facilitated new automobile purchases. We serviced 1,242 new automobile purchases with service fees ranging from $88 to $3,646 per automobile during the nine months ended December 31, 2019.

Facilitation fees from automobile transactions

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. Facilitation fees from automobile transaction increased by $147,870 as compared to the same period in 2018 due to the increase in the number of facilitated new automobiles purchase. We facilitated 1,242 and 52 new automobile purchases during the nine months ended December 31, 2019 and 2018, respectively. We charged facilitation fees of no more than $1,378 per automobile to third party sales teams and $2,147 to automobile purchasers during the three months ended December 31, 2018 while the facilitation fees changed to no more than $1,839 per automobile to third party sales teams and $2,155 to automobile purchasers. We expect facilitation fees for both third party sales teams and automobile purchasers to remain at the same level in the next twelve months and we also expect to experience a decrease in the proportion of revenue from facilitation fees from automobile transactions due to the low charge price and expected increase in other revenue from the expansion of our Auto Business.

Service fees from automobile management and guarantee services

The vast majority of our customers are ride-hailing drivers of Didi, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. Our fees average $792 per automobile for the affiliation period and are paid by the affiliated drivers on a monthly basis during the affiliation period. The increase of $292,216 in service fees from automobile management and guarantee services was attributed to the increase in the number of automobiles we served. We provided management and guarantee services for over 2,400 automobiles during the nine months ended December 31, 2019.

Interest income from financial leasing

We generate interest income from providing financial leasing services to ride-hailing drivers. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. During the nine months ended December 31, 2019, we recognized total interest income of $105,413.

Other service fees

We generate other revenues from the commissions from insurance companies, rental income from operating lease and other miscellaneous service fees charged to the automobile buyers, which accounted for 69.4%, 6.7% and 23.9% of revenues from other service fees during the nine months ended December 31, 2019, respectively.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold. Cost of revenues increased by $10,632,901, or 100% since during the nine months ended December 31, 2018 we only provided online lending services and did not incur cost of revenues.

Gross Profit

Gross profit from continuing operations was $3,010,528. Gross profit increased by $2,891,792 mainly due to the increase in the number of facilitated new automobile purchases and automobile sales from our automobile transaction and related services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $1,028,314 for the nine months ended December 31, 2018 to $3,486,410 for the nine months ended December 31, 2019, representing an increase of $2,458,096. The increase was attributable to the selling, general and administrative expenses of our automobile transaction and related services since we commenced this business in November 2018 and significantly expanded the business operations in the nine months ended December 31, 2019.

Selling, general and administrative expenses for our automobile transaction and related services was $2,484,157 for the nine months ended December 31, 2019, increased by $2,363,554 compared to the three months ended December 31, 2018. The increase was mainly consists of an increase of $1,032,837 in salary and employee benefits, $353,393 in advertising and promotion, $315,670 in rental and other office expenses, $280,537 in insurance, transportation and maintenances fees, $227,539 in allowance of bad debt, $58,549 in depreciation of our property and equipment and $94,329 other miscellaneous expenses.

Other costs such as salary and employee benefits of senior management, audit fees and insurance expenses for the nine months ended December 31, 2019 increased by $94,542 due to the significant expansion of our automobile financing and related services business and efforts to improve our corporate governance in the nine months ended December 31, 2019.

Interest Expense

Interest expense for the nine months ended December 31, 2019 was $79,593, resulting from the borrowings of Jinkailong from a financial institution, third parties and related parties for its working capital requirements.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 registered direct offering were classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. In August and October 2019, we issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 registered direct offering upon exercise of the pre-funded Series B warrants for a total consideration of $111. The change in fair value of derivative liabilities for the nine months ended December 31, 2019 derived from change of the fair values between S December 31, 2019 and June 20, 2019, the date of issuance, resulted in a gain of $1,509,406.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $32,950 for the nine months ended December 31, 2019 mainly represented the provision of enterprise income tax resulting from the taxable income of $133,896 from Hunan Ruixi, $376,347 from Jinkailong and $102,702 from Yicheng.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the Enterprise Income Tax Law of China which can be carried forward to offset operating income for five years.

Net Income

As a result of the foregoing, net income from continuing operations for the nine months ended December 31, 2019 was $867,617, representing an increase of $1,772,648 from net loss of $905,031 for the nine months ended of December 31, 2018.

Results of Discontinued Operations for the Three and Nine Months Ended December 31, 2019 Compared to the Three and Nine Months Ended December 31, 2018

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,294	$91,121	$112,618	$287,655

Operating expenses
Selling, general and administrative expenses	(4,386,848)	(396,459)	(5,423,340)	(1,652,778)
Amortization of intangible assets	(3,866)	(60,474)	(30,321)	(233,562)
Impairments of intangible assets and goodwill	-	-	(264,958)	-
Total operating expenses	(4,390,714)	(456,933)	(5,718,619)	(1,886,340)
Loss from operations	(4,386,420)	(365,812)	(5,606,001)	(1,598,685)
Other income (expense), net	(12,816)	4,151	12,374	15,055
Loss before income taxes	(4,399,236)	(361,661)	(5,593,627)	(1,583,630)
Income tax expenses	-	-	-	-
Net loss	$(4,399,236)	$(361,661)	$(5,593,627)	$(1,583,630)

Revenue

For the nine months ended December 31, 2019, we charged borrowers transaction fees ranging from 0.19% to 3% of the loan amount, which fees were paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. We also charged our investors a service fee of 8.00% of the interest that investors receive and the service fees were paid when the investors received interest payments. As the online P2P lending industry experienced a continuous decline in total transaction volume and facing an increasingly tighter regulatory environment in 2019, we determined that the continued operation of our online lending business was not viable. We have discontinued our online lending business since October 2019 but expect to continue to receive service fees following the discontinuation as loans with a term of 36 months remain outstanding.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our online lending services was $5,423,340 for the nine months ended December 31, 2019, an increase of $3,770,562 compared to the nine months ended December 31, 2018. The increase mainly consisted of an increase of $4,036,281 in bad debt expenses, partially offset by the decrease of $276,951 in advertising and marketing expenses as we did not engage advertising and marketing firms to increase our publicity as we did following our initial public offering (“IPO”) in March 2018.

Amortization of Intangible Assets

Intangible asset amortization for the nine months ended December 31, 2019 was $30,321 as compared to $233,562 for the nine months ended December 31, 2018, representing a decrease of $203,241. The decrease was mainly attributable to the decrease in net book value of our online lending platform and related software as a result of the impairment charges of $1,225,073 and $266,534 recorded against for the fiscal year ended March 31, 2019 and six months ended September 30, 2019, respectively.

Impairments of Intangible Assets

For the nine months ended December 31, 2019, we recognized the impairment loss of $264,958 on customer relationship of our online lending business as we decided to discontinue the online lending business in October 2019. For the nine months ended December 31, 2018, we did not recognize any impairment loss.

Net Loss

As a result of the foregoing, net loss from our discontinued operations for the nine months ended December 31, 2019 was $5,593,627, representing an increase of $4,009,997 from $1,583,630 for the nine months ended of December 31, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, and cash flow from operations.

We had cash and cash equivalents of $1,173,521 as of December 31, 2019 as compared to $3,967,980 as of March 31, 2019 for our continuing operations. We had cash and cash equivalents of $9,520 as of December 31, 2019 as compared to $1,052,530 as of March 31, 2019 for our discontinued operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

In December 2017, we entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to us for five years. The lines of credit are non-interest bearing, effective from January 2017. During the nine months ended December 31, 2019, we repaid them in the aggregate amount of $870,249. As of December 31, 2019, the outstanding balances were $69,816 and $76,640, respectively.

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

We plan to use anticipated cash flows from operating activities and obtain loans from our bank credit facility and additional equity financing to expand our automobile transaction and related services business. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) our recurring losses from operations, including approximately $4.8 million net loss attributable to the our stockholders for the nine months ended December 31, 2019, (2) our accumulated deficit of approximately $19.8 million as of December 31, 2019 and (3) the fact that we had negative operating cash flows of approximately $7.0 million for the nine months ended December 31, 2019.

In evaluating if there is substantial doubt about our ability to continue as a going concern, we are trying to alleviate the going concern risk through (1) cash and cash equivalents generated from operations, (2) financing from PRC banks and other financial institutions, and (3) equity financing. We have certain plans to mitigate these adverse conditions and to increase the liquidation. We have an unused credit line of RMB400 million (approximately US$56.2 million) from a bank is China which could be used as our needs to raise our working capital. We also have access to a universal shelf registration statement that could provide us with access to equity financing over the next twelve months. We believe that the available cash and cash equivalents, together with the available sources of financing from a PRC bank or equity financing should enable us to meet presently anticipated cash needs for at least the next twelve months from the date of the Report.

However, there is a risk that we may face shortfalls in liquidity and that will be unable to obtain additional financing on commercially reasonable terms, if at all. If adequate funds are not available, we may be unable to grow our business and may be required to reduce or refocus our operations, which could have a material adverse effect on the financial condition and results of operations of us.

	For the Nine Months Ended December 31,
	2019	2018
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(7,004,080)	$(2,460,651)
Net Cash Used in Investing Activities	(883,136)	(449,263)
Net Cash Provided by Financing Activities	4,245,775	1,160,074
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(196,028)	(100,007)
Cash and Cash Equivalents at Beginning of Period	5,020,510	11,141,566
Cash and Cash Equivalents at End of Period	1,183,041	9,291,719
Less: Cash and cash equivalents from discontinued operations	(9,520)	(1,839,722)
Cash and cash equivalents from continuing operations, end of period	$1,173,521	$7,451,997

Cash Flow in Operating Activities

For the nine months ended December 31, 2019, net cash used in operating activities was $7,004,080, which consists of the net cash used in operating activities of $5,107,838 from continuing operations and $1,896,242 from discontinued operations. The total net cash used in operating activities primarily comprised salary and employee surcharge of $2,031,068, other operating costs of $2,217,481, costs of $1,146,021 on automobiles used for financial lease to be collected within the lease terms, and payment of $12,414,062 for purchase of automobiles and related transactions, partially offset by revenue received of $10,804,552.

For the nine months ended December 31, 2018, we had net cash used in operating activities of $2,460,651, which consists of the net cash used in operating activities of $1,187,342 from continuing operations and $1,273,309 from discontinued operations. The total net cash used in operating activities was primarily comprised salary and employee surcharge of $938,300, other operating costs of $1,526,993, and net advance payment for automobile purchase transactions of $236,409, partially offset by revenue received of $239,610.

Cash Flow in Investing Activities

For the nine months ended December 31, 2019, we had net cash used in investing activities of $883,136, which consisted of the net cash used in investing activities of $884,958 from continuing operations, partially offset by the net cash provided by of $1,822 from discontinued operations. The total net cash used in investing activities primarily consisted of: (1) the payment of $180,730, $168,828 and $65,400 for the purchases of leasehold improvements, vehicles and office equipment, respectively, and (2) the payment of $470,000 for the development of software to be used in our automobile transaction and related services.

For the nine months ended December 31, 2018, we had net cash used in investing activities of $668 from continuing operations and $448,575 from discontinued operations. The total net cash used in investing activities primarily consisted of the payment of $28,241 for the purchases of office equipment and the payment of $421,022 for the development of software to be used in our online lending platform.

Cash Flow in Financing Activities

For the nine months ended December 31, 2019, we had net cash provided by financing activities of $4,245,775, which consisted of the net cash provided by investing activities of $4,091,672 from continuing operations and the net cash of $154,103 from discontinued operations. The total net cash provided by financing activities primarily consisted of: (1) gross proceeds from our June 2019 registered direct offering of $5.1 million; (2) release of escrow receivable of $600,000, (3) net proceeds from short-term borrowings from related parties and affiliates of $69,068 for the daily operation of Jinkailong, partially offset by repayments of borrowings from financial institutions and third parties of $589,333 and repayment of borrowings from stockholders of $865,635.

For the nine months ended December 31, 2018, we had net cash used in financing activities of $814,543 from continuing operations, offset by net cash provided by of $1,974,617 from discontinued operations. The total net cash provided by financing activities was mainly the release of the deposit of $600,000 from escrow account and proceeds from stockholders loans of $1,974,617, partially offset by repayments to stockholders of $1,900,000.

Off-Balance Sheet Arrangements

As the date of the Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

•	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As at December 31, 2019, the maximum contingent liabilities we were exposed to would be $18,901,000 if all the automobile purchasers defaulted, of which $553,000 would be due to the Sichuan Senmiao after the assumption of all the loans in accordance with the Plan, which may cause an increase in guarantee expense and cash outflow in financing activities.

•	Purchase Commitments

Subsequent to December 31, 2019 through the date of this Report, Hunan Ruixi entered into other two purchase contracts with an automobile dealer for the purchase of a total of 21 automobiles for sale and leasing for an aggregate purchase price of approximately $348,000. These purchase transactions will be completed by the end of 2020, which will lead to an increase in our inventory and cash outflow in operating activities.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in accordance with U.S GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our past experience, knowledge and assessments of current business and other conditions, our expectations regarding the future based on available information and assumptions.

Other than disclosed below, there have been no material changes during the nine months ended December 31, 2019 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2019.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2019, our pricing interest rate is 6.0% per annum.

Online Discontinued P2P Lending Services

Transaction fees – Prior to our P2P lending business discontinued on October 17, 2019, transaction fees were paid by borrowers to us for the work we perform through its platform. The amount of these fees was based upon the loan amount and the maturity date of the loan. The fees charged to borrowers were paid upon (i) disbursement of the proceeds for loans which accrued interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees were non-refundable upon the issuance of loan. We recognized the revenue when loans were disbursed to borrowers or borrowers repaid their principal or interest of loans.

Service fees - We charged investors service fees on their actual investment payments. We generally received the service fees upon the investors’ receipt of their investment returns. We recognized the revenue when loans were repaid and investor received their investment income.

Website development revenues - Revenue allocated to website development services is recognized as the service is performed over time using our efforts or inputs to the satisfaction of a performance obligation using an input measure method, under which the total value of revenue is recognized on the basis of the percentage that total cost to date bears to the total expected costs. We consider labor costs and related outsource labor costs for the input measurement as the best available indicator of the progress, pattern and timing in which contract obligations are fulfilled.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

During 2019, we hired Deloitte to help us to make improvements on our framework of internal controls, including setting up a risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness, preparing manual of internal control, tracing rectifications and performing control testing. We are also in the progress of developing an operational and financial system for our Auto Business to warn of risks and support management’s ability to make significant decisions. As of December 31, 2019, we have completed the following remediation:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during our the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DMP Agreement

On March 26, 2019, Jinkailong entered into a consulting service agreement (the “Jinkailong Consulting Agreement”) with Didi, pursuant to which, Jinkailong agrees to provide consulting services to drivers who provide ride-hailing services through Didi’ online ride-hailing service platform (“Didi drivers”) and Didi agrees to pay service fees to Jinkailong for such services upon Jinkailong’s satisfaction of certain performance standards.

The Jinkailong Consulting Agreement is valid through April 30, 2020. Either party may terminate the agreement unilaterally during the two month probation period. Didi has the right to terminate the agreement if Jinkailong fails to meet certain performance standards required by Didi, which are based on the assessment of Jinkailong’s quality of services to Didi drivers, and the driving safety, customer satisfaction and other performance indicators of Didi drivers serviced by Jinkailong. In addition, either party may terminate the agreement immediately with written notice to the other party if the other party ceases its business, liquidates, dissolves, becomes insolvent or enters into receivership or bankruptcy, or breaches the agreement and fails to cure the default within 30 days upon receipt of the notice of default. Either party may terminate the agreement with a 30-day advance notice and without any penalty if there is any change in industry policies or restrictions, business strategies or operations. The Jinkailong Consulting Agreement may also be terminated by either party with a 15-day written notice and a payment of liquidated damages of RMB10,000 (approximately US$1,431).

Jinkailong Collaboration Agreement

On August 13, 2019, Jinkailong entered into a collaboration agreement with Didi (the “Jinkailong Collaboration Agreement”), pursuant to which, Jinkailong agrees to provide automobile sourcing and automobile financing/leasing solutions to the Didi drivers under the most favorable terms for a period of one year. Jinkailong is required to make deposit payments (starting from RMB100,000 (approximately US$14,312)) for damages, late payments, and penalties arising under the agreement, subject to increase based on the number of automobiles offered on Didi’s platform.

Did has the right to terminate the Jinkailong Collaboration Agreement if Jinkailong fails to post at least 20 automobiles on its ride-hailing service platform within two months following execution of the agreement. Either party may terminate the agreement immediately with written notice to the other party if the other party ceases its business, liquidates, dissolves, becomes insolvent or enters into receivership or bankruptcy, or breaches the agreement and fails to cure the default within 30 days upon receipt of the notice of default. Either party may terminate the agreement with a 30-day advance notice and without any penalty if there is any change in industry policies or restrictions, business strategies or operations. The agreement may also be terminated by either party with a 15-day written notice and a payment of liquidated damages of RMB10,000 (approximately US$1,431).

Ruixi Collaboration Agreement

On December 6, 2019, Ruixi entered into a collaboration agreement with Didi (the “Ruixi Collaboration Agreement”), pursuant to which, Ruixi agrees to provide automobile sourcing and automobile financing/leasing solutions to the Didi Drivers under the most favorable terms for a period of one year. Ruixi is required to make deposit payments (starting from RMB100,000 (approximately US$14,312)) for damages, late payments, penalties arising under the agreement, subject to increase based on the number of automobiles offered on Didi’s platform. The Ruixi Collaboration Agreement has substantially the same termination provisions as those in the Jinkailong Collaboration Agreement.

The forgoing description of the terms of the Jinkailong Consulting Agreement, the Jinkailong Consulting Agreement and the Ruixi Consulting Agreement is not complete and is qualified in its entirety by reference to the full text of the Jinkailong Consulting Agreement, the Jinkailong Consulting Agreement and the Ruixi Consulting Agreement, copies of which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description

10.1*	Consulting Service Agreement, dated March 26, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd.

10.2*	Collaboration Agreement, dated August 13, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd.

10.3*	Collaboration Agreement, dated December 6, 2019, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: February 14, 2020	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2020	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)