Form 10-K
period 2020-03-31
Senmiao Technology Ltd
filed 2020-07-09
CIK 1711012

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38426

SENMIAO TECHNOLOGY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone Chengdu, Sichuan, People's Republic of China	610000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +86 28 61554399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	AIHS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 30, 2019, was approximately $6,302,929. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 6, 2020, there were 28,839,803 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies;

•	our future business development, financial condition and results of operations;

•	the impact by public health epidemics, including the COVID-19 pandemic as manifested in China, on the industries we operate in and our business, results of operations and financial condition;

•	the growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

•	the growth of China's ride-hailing, automobile financing and leasing industries;

•	taxes and other incentives or disincentives related to car purchases and ownership;

•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

•	ride-hailing, transportation networks, and other fundamental changes in transportation pattern;

•	our expectations regarding demand for and market acceptance of our products and services;

•	our expectations regarding our customer base;

•	our plans to invest in our automobile transaction and related services business;

•	our relationships with our business partners;

•	competition in our industries;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant government policies and regulations relating to our industries.

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

Overview

Senmiao Technology Limited (the “Company,” “we,” “us,” “our” or similar terminology) is a U.S. holding company incorporated in the State of Nevada. We currently facilitate automobile transaction and related services focusing on the ride-hailing industry in People’s Republic of China (the “PRC” or “China”) through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd. (“Ruixi Leasing”) and variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”) (the “Automobile Transaction and Related Services”).

Our Automobile Transaction and Related Services are mainly comprised of (i) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide ride-hailing services (the “auto financing and transaction facilitation”); (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business (the “auto sales”); (iii) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “auto leasing”); and (iv) automobile financing where we provide our customers with auto finance solutions through financing leases (the “auto financing”).

We previously operated an online peer-to-peer (“P2P”) lending platform through Sichuan Senmiao Ronglian Technology Co., Ltd., another VIE of our company (“Sichuan Senmiao”), and in connection therewith facilitated loan transactions between Chinese investors and individual and small-to-medium-sized enterprise (“SME”) borrowers (our “Online Lending Services”). Our Online Lending Services were discontinued in October 2019 as we determined that the continued operation of our online lending business was not viable given that the online peer-to-peer lending industry in China had been experiencing a continuous decline in total transaction volume and facing an increasingly tighter regulatory environment.

Since we ceased our Online Lending Services, we have reallocated our resources to focus on our Automobile Transaction and Related Services segment of our business. During the year ended March 31, 2020, we generated revenue of $15.6 million from our Automobile Transaction and Related Services and $0.11 million from our Online Lending Services.

Our executive offices are located in Chengdu City, Sichuan Province, China. Substantially all of our operations are conducted in China.

Our Corporate History

We were incorporated in the State of Nevada on June 8, 2017. We established a wholly owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), in China in July 2017. As of the date of this Report, Senmiao Consulting provides services to Sichuan Senmiao, one of our VIEs, pursuant to the VIE Agreements as defined below.

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

On September 25, 2016, Sichuan Senmiao acquired a P2P platform (including website, internet content provider (“ICP”) registration, operating systems, servers, management system, employees and users) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. (“Chenghexin”), which had established and operated the platform for two years prior to our acquisition (the “Acquisition”), for a total cash consideration of RMB69,690,000 (approximately US$10.1 million).

Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB 60 million (approximately US$8.9 million) immediately following the Acquisition, in order to focus on the online marketplace lending business.

On November 21, 2018, we entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi, pursuant to which we acquired an aggregate of 60% of the equity interest of Hunan Ruixi for no consideration. We closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. We have made the full cash contributions (in the aggregate amount of $6,000,000) to Hunan Ruixi.

Hunan Ruixi has a wholly owned subsidiary, Ruixi Leasing, a PRC limited liability company formed in April 2018 with a registered capital of RMB 10 million (approximately US$1.5 million). Ruixi Leasing is licensed to engage in automobile sales and leasing and has not commenced operations as of the date of this Report.

Hunan Ruixi also owns 35% equity interest in Jinkailong and control the remaining 65% equity interest through two voting agreements with another four shareholders of Jinkailong. Jinkailong is an automobile transaction and related services company in Chengdu City, Sichuan Province, China, which primarily targets drivers in the ride-hailing service sector and facilitates automobile sales and financing transactions for its clients and provides relevant after-transaction services to them.

In May 2019, we formed Yicheng Financial Leasing Co., Ltd. (“Yicheng”), a PRC limited liability company and wholly owned subsidiary of our company, with a registered capital of $50 million in Chengdu City, Sichuan Province, China. Yicheng obtained its business licenses for automobiles sale and financial leasing and has engaged in the sales of automobiles since June 2019. As of the date of this Report, we have made contributions in the aggregate amount of $4,250,000 to Yicheng.

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

Although we discontinued Sichuan Senmiao’s Online Lending Services commencing in October 2019, the VIE Agreements remain in place, and such agreements are described in detail below:

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

Voting Agreement with Jinkailong’s Other Shareholders

In addition to obtaining a 35% equity interest in Jinkailong, Hunan Ruixi, Jinkailong and another four shareholders of Jinkailong holding an aggregate of 65% equity interests entered into two voting agreements on August 26, 2018 and February 13, 2020, respectively (as amended, collectively, the “Voting Agreement”), pursuant to which all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on numerous corporate matters including all fundamental corporate transactions in the event of a disagreement, ending on August 25, 2038.

We have consolidated the financial statements of Jinkailong into our financial statements because we are Jinkailong’s primary beneficiary based on the Voting Agreement. Though not explicit in the business cooperation agreement by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, we may provide financial support to Jinkailong to meet its working capital requirements and required capitalization purposes. The terms of the Voting Agreement and our plan to provide financial support to Jinkailong were considered in determining that we are the primary beneficiary of Jinkailong. Accordingly, the financial statements of Jinkailong are consolidated in our consolidated financial statements. Although we are able to consolidate the financial statements of Jinkailong, we are only entitled to distribution of dividends and assets based on our ownership of 35% of the equity interest of Jinkailong.

Recent Developments

June 2019 Registered Offering

On June 17, 2019, we entered into a securities purchase agreement with certain accredited investors (the “Investors”) in connection with a registered direct public offering (the “June 2019 Offering”) of 1,781,361 shares of our common stock at a price of $3.38 per share (the “Share Purchase Price”) for a purchase price of approximately $6,000,000. On June 21, 2019, we closed the June 2019 Offering. In connection with the June 2019 Offering, we also issued to the Investors for no consideration, Series A common stock purchase warrants (the “Series A Warrants”) and for nominal consideration, pre-funded Series B common stock purchase warrants (the “Series B Warrants”; and together with the Series A Warrants, the “Warrants”).

The shares and warrants sold in the June 2019 Offering were issued pursuant to a prospectus supplement filed with the SEC on June 20, 2019 to our effective shelf registration statement on Form S-3 (Registration No. 333-230397), which was initially filed with the SEC on March 19, 2019, and was declared effective on April 15, 2019.

We used all of the proceeds for general corporate purposes, including automobile purchases, the costs of providing leasing and other automobile transaction services, including financial leasing, costs of developing other types of financing businesses, investments in other entities, costs of technology development, costs of new hires, capital expenditures, working capital and the costs of operating as a public company.

FT Global Capital, Inc. (“FT Global”) acted as the exclusive placement agent for the June 2019 Offering. Pursuant to an engagement letter between our company and FT Global, FT Global received cash compensation of approximately $480,000 and warrants which are exercisable into 142,509 shares of common stock at an exercise price of $3.38 per share and will expire on the four year anniversary of their issuance.

Coronavirus (COVID-19) Update

Beginning in late 2019, an outbreak of a novel strain of coronavirus and related respiratory illness (which we refer to as COVID-19) was first identified in China and has since spread rapidly globally. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and globally. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because all of our business operations and our workforce are concentrated in China, our business, results of operations and financial condition have been and will continue to be adversely affected. The extent of the potential going forward impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic (or any recurrences of the pandemic, as have been experienced in China and elsewhere) and the actions taken by government authorities and other entities to contain COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following (for more background information on our business generally, see “Our Automobile Transaction and Related Services” below):

●	We temporally closed our corporate headquarters and other offices to adhere to the lockdown policy in China from January 19 to February 23, 2020, as required by relevant PRC regulatory authorities. A large number of our employees were in mandatory self-quarantine and our entire business operations were restricted during such period. We reopened our offices in both Chengdu and Changsha on February 24, 2020, but only resumed full operations beginning near the end of March 2020.

●	Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 has been negatively impacted to a significant extent.

●	Our ability to collect the monthly installment payments we receive from ride-hailing drivers during February and March 2020 was adversely impacted. As of March 31, 2020, approximately 840 drivers exited the online ride-hailing business and tendered their automobiles to us for sublease or sales, while approximately 380 drivers postponed their monthly installment payments. As a result, we recorded bad debt expenses of $3,406,215. This situation may worsen if the COVID-19 pandemic reoccurs in China. We will continue to closely monitor our collections throughout 2020.

●	Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financial leasing agreements or the loan agreements (the “Financing Agreements”) we guaranteed. Our cash flow will continue to be adversely impacted if the online ride-hailing market in China recovers slower than anticipated. This compromised cash flow situation is likely to continue during our first and second quarters of the fiscal year ending March 31, 2021 and may worsen if the COVID-19 pandemic reoccurs.

We cannot foresee whether the outbreak of COVID-19 will continue to be effectively contained in China, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth in China, weakened liquidity and financial conditions of our customers or other factors that we may not be able to foresee. Any of these factors and other factors beyond our control could have an adverse effect on our overall business environment, cause uncertainties in the regions in China where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

JKL Investment Agreement

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”), an affiliate of the largest shareholder of Chengdu Road & Bridge Engineering Co., Ltd., a construction engineering company publicly listed on the A-Share market in China.

Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) is due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. Upon the full payment of the consideration, the Investment will be deemed to be closed (the “Closing”).

As a result of the Investment, the original shareholders’ ownership percentage will be proportionally diluted but Hunan Ruixi will continue to control Jinkailong pursuant to the Voting Agreements.

The JKL Investment Agreement sets performance targets for Jinkailong during a three-year performance commitment period following the Closing. During the performance commitment period, Jinkailong has agreed, and its original shareholders have agreed to cause Jinkailong, to seek to achieve annual revenue for Jinkailong of no less than RMB52 million (approximately $7.4 million), RMB90 million (approximately $12.7 million) and RMB110 million (approximately $15.6 million), respectively, and annual net profit of no less than RMB10 million (approximately $1.4 million), RMB20 million (approximately $2.8 million) and RMB25 million (approximately $3.5 million), respectively, during the first, second and third year of the performance commitment period.

The JKL Investment Agreement also provides Hongyi certain shareholder rights, including, but not limited to, the right to receive any undistributed dividends, a right of first refusal for any equity transfer from the other shareholders of Jinkailong, a tag-along right during the performance commitment period, anti-dilution rights, redemption rights, subscription rights and priority in liquidation or dissolution of Jinkailong. Specifically, pursuant to the redemption right provision in the JKL Investment Agreement, in the event that Jinkailong (i) fails to become public through an IPO for a valuation of no less than RMB350 million (approximately $49.5 million) or merge with a public company for a valuation of no less than RMB300 million (approximately $42.5 million) within the six months following the performance commitment period, (ii) fails to achieve an accumulated net profit of RMB24 million (approximately $3.4 million) for the first two years of the performance commitment period or a net profit of RMB20 million (approximately $2.9 million) for the third year of the performance commitment period, or (iii) has any material and adverse change to its core business, including but not limited to being included in the list of dishonest persons and loss of over one third of its online ride-hailing taxi operating licenses, as well as bankruptcy, liquidation or cessation of operations, Hongyi shall have the right to require certain shareholders of Jinkailong (including Hunan Ruixi) to repurchase all of its equity interest in Jinkailong. Based on a repurchase formula provided for in the JKL Investment Agreement, the maximum repurchase amount that Hunan Ruixi would be subject to is RMB28,320,000 (approximately $4.0 million).

Under the JKL Investment Agreement, the other shareholders of Jinkailong, except one individual shareholder, are prohibited from disposing of their equity interest in Jinkailong until six months after the performance commitment period. In addition, all parties have acknowledged and agreed to comply with relevant U.S. securities regulations on confidentiality of material nonpublic information regarding the Company that they may receive on account of their ownership of Jinkailong.

The principal use of proceeds from the Investment will be to support Jinkailong’s automobile purchase and finance business, provided that Hongyi’s prior consent is required if the proceeds are to be used for any automobile business investment that exceeds RMB1 million (approximately $0.7 million) or for any non-automobile business investment (regardless of the amount). Jinkailong plans to use the proceeds from the Investment to expand its auto business in Chengdu, China. Specifically, Jinkailong plans to purchase more automobiles for its car rental business and open additional retail stores to provide auto financing and transaction facilitation services to ride-hailing drivers in Chengdu.

Our Automobile Transaction and Related Services

We started our auto financing and transaction facilitation business in November 2018. The auto sales business began in January 2019, and auto leasing business and auto-financing business in March 2019. As of March 31, 2020, we have provided auto financing and transaction facilitation services for an aggregate of 1,626 automobiles with a total value of approximately $23.2 million, sold an aggregate of 1,388 automobiles with a total value of approximately $13.4 million and delivered 557 automobiles under operating leases and 97 automobiles under financing leases, respectively, to customers, the vast majority of whom are ride-hailing drivers. During the fiscal year ended March 31, 2020, our auto financing and transaction facilitation business, auto sales business and operating leases accounted for 12.3%, 73.7% and 8.3% % of our total revenue from our Automobile Transaction and Related Services, respectively, for the year ended March 31, 2020 while our auto financial leasing business generated about 1.1% of our revenue from our Automobile Transaction and Related Services, respectively.

Auto Financing and Transaction Facilitation

Leveraging the growing popularity of ride-hailing services in China, we facilitate the auto financing transactions between the ride-hailing drivers and financial institutions. As of the date of this Report, over 95% of the ride-hailing drivers we service are affiliated Didi Chuxing Technology Co., Ltd., a major transportation company operating the largest ride-hailing platform in China (“Didi”). Our services simplify the transaction process for both the Didi drivers and the financial institutions. Specifically, our facilitation services include purchase services and management and guarantee services.

Our purchase services cover a wide range of services provided to Didi drivers during the process of an automobile financing transaction, including but not limited to (i) credit assessment, (ii) preparation of financing application materials, (iii) assistance with closing of financing transactions, (iv) license and plate registration, (v) payment of taxes and fees, (vi) purchase of insurance, (vii) installment of GPS devices, (viii) ride-hailing driver qualification and (ix) other administrative procedures. Our service fees are based on the sales price of the automobiles and relevant services provided. Our service fees for automobiles purchase services ranged from $89 to $3,600 per vehicle during the year ended March 31, 2020.

Our management and guarantee services are provided to Didi drivers after the delivery of automobiles, covering (i) management services including, without limitation, ride-hailing driver training, assisting with purchase of insurances, insurance claims and after-sale automobile services, handling traffic violations and other consulting services; and (ii) guarantee services for the obligations of Didi drivers under their financing arrangement with financial institutions. As of March 31, 2020, the maximum contingent liabilities we would be exposed to was approximately $18.6 million (including approximately $497,400 related to the discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of March 31, 2020, approximately $1.4million, including interests of $84,000, due to financial institutions, of all the automobile purchases we serviced were past due because of the COVID-19 epidemic in China. Our management and guarantee fees are based on the costs of our services and the results of our credit assessment of the automobile purchasers. Our fees average approximately $583 per automobile for the affiliation period and are paid by the Didi drivers on a monthly basis during the affiliation period during the year ended March 31, 2020.

Transaction Process

The following chart illustrates our typical process of auto financing facilitation.

Financing Partners

We have established collaborations with a number of financial institutions in China, including commercial banks, financial leasing companies as well as online peer-to-peer lending platforms, which finance the purchase of automobiles by our automobile purchasers through the Financing Agreements. Under our arrangements with our financing partners, we refer prospective automobile purchasers and are generally responsible for collecting information on such purchasers, conducting credit assessment of them, registration of the cars as collateral with government and providing guarantee on their payments under the Financing Agreements. To secure the interests of the financing partners, each automobile is mortgaged in favor of the financing partner which is registered with relevant local government agencies.

We typically prepay the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the term of the Financing Agreements. We are required under our arrangements with the financing partners to make payments on behalf of the automobile purchasers in the event of default. As of March 31, 2020, the outstanding payments we made on behalf of approximately 146 defaulted purchasers who remained in the online ride-hailing business even after the COVID-19 epidemic were approximately $109,000, all of which were due within two months from the default date. For the year ended March 31, 2020, we recognized estimated provisions loss of approximately $225,000 for the guarantee services we provided to the online ride-hailing drivers who exited the industry. After we make payments, we request the defaulted purchasers to pay us back. If we are unable to recover the payments within a certain period of time, we commence a collection process.

During the year ended March 31, 2020, our top three financing partners were Haitong Unitrust International Leasing Co., Ltd., Fengbang Financial Leasing (Shanghai) Co., Ltd. and Cherry HuiYin Motor Finance Service Co., Ltd., which collectively financed an aggregate of 1,118 cars with a total value of approximately $12.1 million, representing approximately 83.8% of the transaction value financed by our financing partners as of March 31, 2020. All of these financing partners are unaffiliated third parties.

Partnership with Didi

To capitalize on the large and rapidly expanding fleet of Didi, we have established collaboration with Didi through both Hunan Ruixi and Jinkailong. Under Jinkailong’s consulting service agreement with Didi, which was renewed in March 2019, Jinkailong provides automobile financing and leasing solutions and consulting services to Didi drivers in Chengdu City, Sichuan Province. Hunan Ruixi also entered into cooperation agreements with Didi in December 2018 (which was renewed in December 2019) pursuant to which Hunan Ruixi agreed to source automobiles for and provide automobile financing/leasing solutions to Didi drivers in Changsha City, Hunan Province. Our relationship with Didi is crucial to our business as it enables us to attract more automobile purchasers who are interested in working as Didi drivers and becoming affiliated with us.

Auto Transaction Facilitation Services

Through Hunan Ruixi and Jinkailong, we also facilitate automobile purchase transactions between dealers, our cooperative third party sales teams and the automobile purchasers, primarily Didi drivers. We provide sales venue and vehicle sourcing for the transactions. We charge third party sales teams and automobile purchasers a facilitation fee based on the type of vehicle and negotiation with each dealer, third party sales team and purchaser, generally no more than $2,000 per automobile from third party sales team and $2,160 from the purchaser.

We also provide a series of services for the purchasers throughout the automobile purchase transaction process, including registration of license plates and permits from the relevant government authorities, insurance facilitation and assistance with applications to financial institutions to finance the purchase. Our service fees are based on the sales price of the automobiles and relevant services provided. Our service fees ranged from approximately $89 to $3,600 per vehicle. As of March 31, 2020, we provided facilitation services for an aggregate of 1,626 automobiles. During the year ended March 31, 2020, we provided facilitation services for 1,315 automobiles.

Auto Sales

We are also engaged in the sales of automobiles through Hunan Ruixi and Yicheng. As we are targeting to sell cars to Didi drivers, Hunan Ruixi and Yicheng procure new cars of model and specification acceptable to Didi. Hunan Ruixi and Yicheng typically sets up periodic procurement plans based on the estimated transaction volume of Hunan Ruixi and Jinkailong and buy in bulk to obtain better pricing. Hunan Ruixi and Yicheng will then mark up the price and sell the cars to the ride-hailing drivers who are typically customers in our auto financing facilitation services. All the new cars Ruixi and Yicheng procured are parked in our warehouses in Chengdu or Changsha City.

Substantially all of the cars are sold through a financing arrangement, under which we will receive a majority of the purchase price (ranging from approximately 58% to 100%) from the financing proceeds and the remainder from monthly installment payments of the Didi drivers.

Auto Leasing

We have also generated revenue since March 2019 from operating lease services, where we lease our own automobiles or sublease automobiles from certain online ride-hailing drivers we served before to other individuals, including new online ride-hailing drivers. With the authorization from ride-hailing drivers who exited the online ride-hailing business, we sublease their automobiles to new ride-hailing drivers for a lease term no more than twelve months. Due to the intense competition and the COVID-19 pandemic, during the year ended March 31, 2020, approximately 840 online ride-hailing drivers (primarily in Chengdu City) exited the online ride-hailing business. We are authorized to sublease or sell these drivers’ automobiles in order to offset the repayments those drivers owed to us and the financial institutions. We subleased approximately 540 automobiles from these ride-hailing drivers and 19 of our own automobiles with an average monthly rental income of $475 per automobile, resulting in a rental income of $1,303,639 for the year ended March 31, 2020.

Auto Financing

We began offering auto financing services in March 2019. In our self-operated financing, we act as a lessor and a customer (i.e., Didi driver) acts as a lessee. We offer to the lessee a selection of automobiles that were purchased by us in advance. The lessee will choose the desirable automobile to be purchased and enter into a financing lease with us. During the term of the financing lease, the lessee will have use rights with respect to the automobile. We will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the lessee will pay a minimal price and obtain full title to the automobile after the financing lease is repaid in full. In connection with the financing lease, the lessee will enter into a service agreement with us. Pursuant to this service agreement, the lessee will pay us a service fee ranging from approximately $790 to approximately $1,900 for our services, which covers, among others, payment of purchase taxes and insurance, license and plate registration, and training of ride-hailing drivers.

As of March 31, 2020, we have financed the purchase of 97 automobiles with an average financing amount per customer of approximately $15,000 and lease terms ranging from 36 to 48 months. The interest rates of our auto financing are fixed and range from 5.5 % to 16.0 % per annum. No down payment is required under our financing leases.

Customers

The significant majority of our customers are Didi drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving a ride-hailing car, our customers choose to become affiliated with us who offer them a simplified and smooth process to become qualified. Our automobile purchasers, who are mostly Didi drivers, typically become affiliated with us through affiliation agreements pursuant to which we, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements.

We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. Since our acquisition of Hunan Ruixi through the date of this Report, we have serviced approximately 3,200 customers, including approximately 3,100 Didi drivers.

Risk Management

To mitigate risk associate with our Automobile Transaction and Related Services, we conduct an assessment and evaluation of prospective Didi drivers or leasees. In our auto financing facilitation business, assessment on a prospective buyer typically involves three parties: financial institutions, Didi and us. As the financial institution makes the ultimate decision on the financing application and the financing terms, and Didi determines the outcome of the driver qualification process, we do not maintain our own a credit grading system. We believe our manual review and verification process is sufficient for the requirements of our current operations.

We conduct an initial screening when we receive an application from a prospective Didi driver based on credit reports from People’s Bank of China (“PBOC”) and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. An automobile buyer must meet the following preliminary criteria:

•	be between 22-60 years old;

•	reside in the mainland of China;

•	have a driving history of at least three years;

•	not be subject to on-going legal proceedings or enforcement;

•	not be listed on a national delinquent debtor’s list;

•	have a demonstrated intention to purchase an automobile; and

•	the value of purchased automobile matches the income of the candidate.

An automobile leasee must meet the following preliminary criteria:

•	be between 22-60 years old;

•	reside in the mainland of China;

•	have a driving history of at least three years;

•	have a demonstrated intention to lease an automobile; and

•	the value of lease obligations matches the income of the candidate.

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

Applicants with any of the follow attributes will be rejected for:

•	engaging in illegal or criminal activities;

•	involvement in pornography, gambling, drug dealing and gangster activities and experiences;

•	engaging in usury lending; or

•	providing fraudulent information.

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

We also share the driver’s personal information with Didi, who requires all the drivers to be qualified under their own standard and conduct a background check on each driver applicant. Under Didi’s standards, a qualified driver must meet certain minimum criteria:

•	be 21 to 60 years old for males; 21 to 55 years old for females;
•	have a driving history of at least three years with driving license of (i) A1, A2, A3, B1, B2, C1 and C2 (referring to the different classes of driver’s license in China based on vehicle types), or (ii) C5 with an online reservation taxi driver's license and meeting the physical requirements for a driver's license above C2;

•	must not have committed any hit-and-run accidents;

•	have no record of dangerous driving, drug use, driving under alcoholic influence, and violent crime;

•	have no traffic violation of 12 demerit points or more in any year of the past three years; and

•	have not been investigated or disciplined for unlawfully engaging in taxi services or other passenger transportation operations in Chengdu City within the past five years.

Our assessment of prospective lessees in our auto financing business is substantially similar.

Post-Financing Services

Our post financing management department is in charge of monitoring and managing monthly payments by the drivers. We send text messages and make phone calls as reminders three business days prior to the payment due date. If a driver fails to pay on the due day, we will pay the financial institution on behalf of the defaulted automobile purchaser but continue to contact the automobile purchaser and request for payments. If the delinquency continues for more than 15 days, we then seek to repossess the car. Every car purchased through us has a GPS device installed, which helps us locate the car. After a car is repossessed, we store it in a warehouse and later dispose of the automobile in accordance with law and relevant financing documents. If we are unable to repossess collateral from a delinquent automobile purchaser, we may commence a lawsuit against such purchaser.

Competition

The automobile financing industry in China is large and evolving. According to Didi, there were approximately 120 automobile financing and leasing companies that have established business relationships with Didi in Chengdu City as of June 2020. We face significant competition primarily from companies that operate in Chengdu City, such as Chengdu Jingtengjian Business Consulting Co., Ltd., FAW Huidi Automotive Technology Co., Ltd. and Chengdu Yudeng Automobile Service Co., Ltd. As of June 2020, there were approximately 80 automobile financing and leasing companies that have established business relationships with Didi in Changsha City and are engaged in the same business as ours. We face significant competition primarily from companies that operate in Changsha City, such as Hunan Zuxing Tianxia Automobile Leasing Co., Ltd., and Hunan Qiguang Automobile Service Co., Ltd.

Regulations

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China or the rights of our stockholders to receive dividends and other distributions from us.

Regulations Related to Ride-Hailing Services

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport, jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services and amended on December 28, 2019, which legalizes ride-hailing services such as Didi and requires the ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses.

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

On July 23, 2018, the General Office of Changsha Municipal People's Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” According to those regulations and guidelines, licenses, which are online reservation taxi operating license, automobile certificate and driver’s licenses, are required to operate a ride-hailing business in Changsha, and automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) of the qualified automobile is over RMB120,000.

Without a requisite automobile certificate or driver’s license, ride-hailing drivers may be suspended from providing ride-hailing services, their illegal income may be confiscated and they may be subject to fines amounting to RMB5,000 (US$730) to RMB30,000 (US$4,370) for each offense.

Regulations Related to Financial Leasing

In September 2013, the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) issued the Administration Measures of Supervision on Financing Lease Enterprises (the “Leasing Measures”), to regulate and administer the business operations of financial leasing enterprises. According to the Leasing Measures, financial leasing enterprises are allowed to carry out financial leasing businesses in such forms as direct lease, sublease, sale-and-lease-back, leveraged lease, entrusted lease and joint lease in accordance with the provisions of relevant laws, regulations and rules. However, the Leasing Measures prohibit financial leasing enterprises from engaging in financial businesses such as accepting deposits, and providing loans or entrusted loans. Without the approval from relevant authorities, financial leasing enterprises may not engage in inter-bank borrowing and other businesses. In addition, financial leasing enterprises are prohibited from carrying out illegal fund-raising activities in the name of financial leases. The Leasing Measures require financial leasing enterprises to establish and improve their financial and internal risk control systems, and a financial leasing enterprise’s risk assets may not exceed ten times that of its total net assets.

In April 2018, China Banking and Insurance Regulatory Commission (“CBIRC”) took over the authority over supervision of financing lease companies from MOFCOM.

On May 26, 2020, CBIRC issued the Interim Measures for Supervision and Administration of Financial Leasing Companies, which clarified the business scope, the scope of the leased property and the prohibited business or activity of the financial leasing company, as well as other business-related definitions, such as purchase, registration, retrieval and value management of financial leasing products. Financial leasing companies may conduct some or all of the following businesses: (1) financial leasing business; (2) leasing business; (3) purchase, disposal of residual value and repair of leased assets related to financial leasing and leasing business, consulting of the leasing transaction, receipt of leasing deposit; (4) transfer of financial leases or leased assets or acceptance of financial leases or leased assets transferred; (5) fixed income securities investment business. The measures have also discussed certain regulatory standards, including the proportion of financial leasing assets, the proportion of fixed income securities investment business, business concentration and so on. Financial leasing companies shall not conduct the following businesses or activities: (1) illegal fund-raising, acceptance or disguised acceptance of deposits; (2) extension of loans or entrusted loans; (3) placements with or from other financial leasing companies or in disguise; (4) financing or transferring assets through Internet Lending Information Intermediaries, private equity funds; (5) other businesses or activities prohibited by laws and regulations, the CBIRC and local financial regulatory authorities in provinces, autonomous regions and municipalities.

Financial leasing companies are required to comply with the following regulatory indicators: (1) degree of concentration of single client financing, meaning the balance of all financial leasing business of a financial leasing company to a single lessee shall not exceed 30% of its net assets; (2) degree of concentration of single group client financing, meaning the balance of all financial leasing business of a financial leasing company to a single group shall not exceed 50% of its net assets; (3) ratio of a single related client, meaning the balance of all financial leasing business of a financial leasing company to a related party shall not exceed 30% of its net assets; (4) ratio of all related parties, meaning the balance of all financial leasing business of a financial leasing company to all related parties shall not exceed 50% of its net assets, and (5) ratio of a single related shareholder, meaning the financing balance to a single shareholder and all its related parties shall not exceed the shareholder’s capital contribution in the financial leasing company, and at the same time meet the provisions of the measures on the ratio of a single related client. The CBIRC may make adjustments to the above indicators according to regulatory needs.

Financial leasing companies that were established before the implementation of the Interim Measures for the Supervision and Administration of Financial Leasing Companies are required meet the requirements stipulated in the Measures within the transition period prescribed by the provincial local financial supervision department. In principle, the transition period shall not exceed three years. Provincial local financial supervision departments can appropriately extend the transition period arrangement according to the actual situation of specific industries.

Regulation Related to Financing Guarantee Companies

The State Council of China promulgated the Regulations on the Administration of Financing Guarantee Companies on August 2, 2017, and on April 2, 2018, the CBIRC, together with several other governmental authorities, jointly adopted four supplemental rules over the Administration of Financing Guarantee Companies: (i) the Administrative Measures for the Financing Guarantee Business Permit, (ii) Measures for Measuring the Outstanding Amount of Financing Guarantee Liabilities, (iii) Administrative Measures for the Asset Percentages of Financing Guarantee Companies and (iv) Guidelines on Business Cooperation between Banking Financial Institutions and Financing Guarantee Companies, or the Four Supporting Measures of the Financing Guarantee Rules. In addition, the CBIRC, together with several other governmental authorities, jointly issued the Supplementary Provisions on the Supervision and Administration of Financing Guarantee Companies on October 9, 2019.

According to the above rules on financing guarantee companies, or the Financing Guarantee Rules, “financing guarantee” refers to the activities that guarantors provide guarantee to the guaranteed parties as to loans, bonds or other types of debt financing, including, among other things, the activities whereby a guarantor provides guarantee for loans, online lending, financial leasing, commercial factoring, bill acceptance, letters of credit or other forms of debt financing. “Financing guarantees companies” refer to companies legally established and engaged in financing guarantee business. According to those rules, the establishment of a financing guarantee company is subject to the approval by the competent government authority, and unless otherwise stipulated, no entity may operate financing guarantee business without such approval. If any entity violates these regulations and operates financing guarantee business without approval, the entity may be subject to penalties including ban or suspension of business, fines of RMB500,000 to RMB1,000,000, and confiscation of illegal gains, if any. If the violation constitutes a criminal offense, criminal liability will be imposed in accordance with the law.

In connection with our automotive financing facilitation business, we provide guarantees to our financing partners in connection with the financing of the purchase of automobiles and such guarantee business is not our principal business. It is uncertain whether this practice would be deemed as operations in financing guarantee business. See “Risk—Risks Relating to Our Industry and Business—We are required to obtain certain licenses and permits for our business operations, and we may not be able to obtain or maintain such licenses or permits.”

Regulations Related to Value-Added Telecommunication Business Certificates and Foreign Investment Restrictions

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an ICP certificate or engaging in the operation of online data processing and transaction processing (“ODPTP”) without having obtained an ODPTP certificate. These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to close. The website used for our previous P2P online lending services business which website continue to contain our historical information, has not been fully shut down and remains accessible to the public. The PRC regulatory authorities' enforcement of such regulations in the context of our discontinued business remains unclear.

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

While Circular 196 permits foreign ownership, in whole or in part, of online data and deal processing businesses (E-commerce), a sub-set of value-added telecommunications services, it is not clear whether our existing online lending website would be deemed as online data and deal processing.   See “Risk Factors — Risks Related to Doing Business in China — We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.”

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

On November 28, 2019, the Security Bureau of the Cyberspace Administration of China, the General Office of the MIIT, the General Office of the Ministry of Public Security and the General Office of the State Market Supervision and Administration (the “MSA”) jointly issued the Notice on Measures for Determining the Illegal Collection and Use of Personal Information through Mobile Applications, which aims to provide reference for supervision and administration departments of the PRC government and provide guidance for mobile applications operators’ self-examination and self-correction and social supervision by avid internet users (so called “netizens”), and further elaborates the forms of behavior constituting the illegal collection and use of personal information through mobile applications including: (i) failing to publish the rules on the collection and use of personal information; (ii) failing to explicitly explain the purposes, methods and scope of the collection and use of personal information; (iii) collecting and using personal information without the users’ consent; (iv) collecting personal information unrelated to the services the collector of the information provides and beyond the necessary principle of such services; (v) providing personal information to others without the users’ consent; (vi) failing to provide the function of deleting or correcting personal information according to PRC laws or failing to publish information such as ways for internet users to file complaints and reports.

Regulations Related to Company Establishment and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the “Company Law”). All of our subsidiaries and VIEs in China are subject to the Company Law. According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies. The Company Law applies to both PRC domestic companies and foreign-invested companies. The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Wholly Foreign-Owned Enterprise Law of the PRC and the Implementation Regulation of the Wholly Foreign-Owned Enterprise Law. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. In addition, PRC companies may allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves and employee welfare and bonus funds are not distributable as cash dividends. A PRC company may not distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In September 2016, the National People's Congress Standing Committee published its decision to revise the laws relating to wholly foreign-owned enterprises and other foreign-invested enterprises. Such decision, which became effective on October 1, 2016, changes the “filing or approval” procedure for foreign investments in China such that foreign investments in business sectors not subject to special administrative measures will only be required to complete a filing instead of the existing requirements to apply for approval. The special entry management measures shall be promulgated or approved to be promulgated by the State Council. Pursuant to a notice issued by the National Development and Reform Commission (“NDRC”) and MOFCOM on October 8, 2016, the special entry management measures shall be implemented with reference to the relevant regulations as stipulated in the Catalogue of Industries for Guiding Foreign Investment in relation to the restricted foreign investment industries, prohibited foreign investment industries and encouraged foreign investment industries. Pursuant to the Provisional Administrative Measures on Establishment and Modifications Filing for Foreign Investment Enterprises promulgated by MOFCOM on October 8, 2016, establishment and changes of foreign investment enterprises not subject to the approval under the special entry management measures shall be filed with the relevant commerce authorities.

The Provisions on Guiding the Orientation of Foreign Investment and the 2015 revision of the Catalogue of Industries for Guiding Foreign Investment classify foreign investment projects into four categories: encouraged projects, permitted projects, restricted projects and prohibited projects. The purpose of these regulations is to direct foreign investment into certain priority industry sectors and restrict or prohibit investment in other sectors. If the industry sector in which the investment is to occur falls into the encouraged category, foreign investment can be conducted through the establishment of a wholly foreign-owned enterprise. If a restricted category, foreign investment may be conducted through the establishment of a wholly foreign-owned enterprise, provided certain requirements are met, and, in some cases, the establishment of a joint venture enterprise is required with varying minimum shareholdings for the Chinese party depending on the particular industry. If a prohibited category, foreign investment of any kind is not allowed. Any industry not falling into any of the encouraged, restricted or prohibited categories is classified as a permitted industry for foreign investment. Our prior Online Lending Services are classified as permitted foreign investment projects.

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

On June 30, 2019, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version) which will become effective on July 31, 2019 (the “2019 Negative List”) to replace the 2018 Negative List.

On June 23, 2020, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2020 Version) which will be effective from July 23, 2020 (the “2020 Negative List”) and will abolish the 2019 Negative List on the same date. The 2020 Negative List further reduces the scope under the access management of foreign investment and expands the foreign investment scope.

Our Automobile Transaction and Related Services is not listed in 2018 Negative List, 2019 Negative List or 2020 Negative List.

According to the PRC Foreign Investment Law, “foreign investment” refers to investment activities directly or indirectly conducted by one or more natural persons, business entities, or otherwise organizations of a foreign country (collectively referred to as “foreign investor”) within China, and the investment activities include the following situations: (i) a foreign investor, individually or collectively with other investors, establishes a foreign-invested enterprise within China; (ii) a foreign investor acquires stock shares, equity shares, shares in assets, or other like rights and interests of an enterprise within China; (iii) a foreign investor, individually or collectively with other investors, invests in a new project within China; and (iv) investments in other means as provided by laws, administrative regulations, or the State Council. Since we are incorporated in Nevada, our activities in China are subject to the PRC Foreign Investment Law.

According to the PRC Foreign Investment Law, the State Council will publish or approve to publish the “negative list” for special administrative measures concerning foreign investment. The PRC Foreign Investment Law grants national treatment to foreign-invested enterprises (“FIEs”), except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in the “negative list”. Because the “negative list” has yet to be published, it is unclear whether it will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The PRC Foreign Investment Law provides that FIEs operating in foreign restricted or prohibited industries will require market entry clearance and other approvals from relevant PRC governmental authorities. If a foreign investor is found to invest in any prohibited industry in the “negative list”, such foreign investor may be required to, among other aspects, cease its investment activities, dispose of its equity interests or assets within a prescribed time limit and have its income confiscated. If the investment activity of a foreign investor is in breach of any special administrative measure for restrictive access provided for in the “negative list”, the relevant competent department shall order the foreign investor to make corrections and take necessary measures to meet the requirements of the special administrative measure for restrictive access.

In addition, the PRC government has established a foreign investment information reporting system, according to which foreign investors or foreign-invested enterprises are required to submit investment information to the competent department for commerce concerned through the enterprise registration system and the enterprise credit information publicity system, and a security review system under which the security review shall be conducted for foreign investment affecting or likely affecting the state security.

Furthermore, the PRC Foreign Investment Law provides that foreign invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law.

In addition, the PRC Foreign Investment Law provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto FIEs, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of FIEs; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, and on December 26, 2019, the State Council promulgated the Implementing Rules to Further Clarify and Elaborate the Relevant Provisions of the PRC Foreign Investment Law (the “Implementing Rules”). The PRC Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, and their respective implementing rules. Pursuant to the Foreign Investment Law, “foreign investments” refer to investment activities conducted by foreign investors (including foreign natural persons, foreign enterprises or other foreign organizations) directly or indirectly in the PRC, which include any of the following circumstances: (i) foreign investors setting up foreign-invested enterprises in the PRC solely or jointly with other investors, (ii) foreign investors obtaining shares, equity interests, property portions or other similar rights and interests of enterprises within the PRC, (iii) foreign investors investing in new projects in the PRC solely or jointly with other investors, and (iv) investment in other methods as specified in laws, administrative regulations, or as stipulated by the State Council. The Implementing Rules introduce a see-through principle and further provide that foreign-invested enterprises that invest in the PRC are also governed by the PRC Foreign Investment Law and the Implementing Rules.

According to the Implementing Rules, the registration of foreign-invested enterprises is processed by the MSA or its authorized local counterparts. Where a foreign investor invests in an industry or field subject to licensing in accordance with laws, the relevant competent government department responsible for granting such license shall review the license application of the foreign investor in accordance with the same requirements and procedures applicable to PRC domestic investors unless it is stipulated otherwise by the laws and administrative regulations, and the competent government department may not apply discriminatory standards to the foreign investor in terms of licensing requirements, application materials, reviewing steps, deadlines and so on.

Pursuant to the Foreign Investment Law, the Implementing Rules, and the Information Reporting Measures for Foreign Investment jointly promulgated by the MOFCOM and the MSA, which took effect on January 1, 2020, a foreign investment information reporting system was established and foreign investors or foreign-invested enterprises must report investment information to competent commerce departments of the PRC government through the enterprise registration system, the enterprise credit information publicity system and the foreign investment information reporting system, and the relevant government authorities shall share such investment information to the competent commerce departments in a timely manner. We are subject to these regulatory requirements.

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

Under PRC laws, rules and regulations, including the Social Insurance Law, the Interim Regulations on the Collection and Payment of Social Security Funds and the Regulations on the Administration of Housing Accumulation Funds, employers are required to contribute, on behalf of their employees, to a number of social security funds, including funds for basic pension insurance, unemployment insurance, basic medical insurance, occupational injury insurance, maternity leave insurance and housing accumulation funds. These payments are made to local administrative authorities and any employer who fails to contribute may be fined and ordered to pay the deficit amount. See “Risk Factors — Risks Related to Doing Business in China —  Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.”

Anti-money Laundering Regulation

The PRC Anti-money Laundering Law, which became effective in January 2007, sets forth the principal anti-money laundering requirements applicable to financial institutions, as well as non-financial institutions with anti-money laundering obligations, including the adoption of precautionary and supervisory measures, establishment of various systems for client identification, retention of clients’ identification information and transactions records, and reports on large transactions and suspicious transactions. According to the PRC Anti-money Laundering Law, financial institutions subject to the PRC Anti-money Laundering Law include banks, credit unions, trust investment companies, stock brokerage companies, futures brokerage companies, insurance companies and other financial institutions as listed and published by the State Council, while the list of the non-financial institutions with anti-money laundering obligations will be published by the State Council. The PBOC and other governmental authorities issued a series of administrative rules and regulations to specify the anti-money laundering obligations of financial institutions and certain non-financial institutions, such as payment institutions. However, the State Council has not promulgated the list of the non-financial institutions with anti-money laundering obligations.

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

The PRC Trademark Law, adopted in 1982 and revised in 1993, 2001, 2013 and 2019, respectively, protects the proprietary rights to registered trademarks. The Trademark Office under the SAIC handles trademark registrations and may grant a term of ten years for registered trademarks, which may be extended for another ten years upon request. Trademark license agreements shall be filed with the Trademark Office for record. In addition, if a registered trademark is recognized as a well-known trademark, the protection of the proprietary right of the trademark holder may reach beyond the specific class of the relevant products or services.

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

See “Risk Factors — Risks Related to Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries' ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.”

SAFE Regulations Relating to Employee Stock Incentive Plans

On February 15, 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies (the “Stock Option Rules”), which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE on March 28, 2007. Under the Stock Option Rules and other relevant rules and regulations, PRC residents who participate in a stock incentive plan in an overseas publicly listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding shares or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to our share incentive plans if there are any material changes to the share incentive plans, the PRC agent or the overseas entrusted institution or other material changes. In addition, SAFE Circular 37 provides that PRC residents who participate in a share incentive plan of an overseas unlisted special purpose company may register with SAFE or its local branches before exercising rights. See “Risk Factors — Risks Related to Doing Business in China — Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.”

Regulations Related to Tax

Under the PRC Enterprise Income Tax Law (the “EIT Law”), which became effective on January 1, 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. In 2009, the State Administration of Taxation (the “SAT”) issued the Notice Regarding the Determination of Chinese-Controlled Overseas Incorporated Enterprises as PRC Tax Resident Enterprise on the Basis of De Facto Management Bodies (the “SAT Circular 82”), which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Further to SAT Circular 82, in 2011, the SAT issued the Administrative Measures for Enterprise Income Tax of Chinese-Controlled Offshore Incorporated Resident Enterprises (Trial) (the “SAT Bulletin 45”) to provide more guidance on the implementation of SAT Circular 82.

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

In January 2019, the SAT issued Announcement on the Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2019 Circular 2”). Pursuant to SAT 2019 Circular 2, from January 1, 2019 to December 31, 2021, for small low profit enterprises, (i) the tax rate for the first RMB 1 million the annual income does not exceed RMB1 million is 20% and the taxable income is 25% of the annual taxable income; (ii) the tax rate for the portion of annual income that exceeds RMB1 million but does not exceed RMB3 million is 20% and the taxable income is 50% of the annual income. SAT 2019 Circular 2 also defines "small low profit enterprises" as enterprises who are engaged in industries not restricted or prohibited and meet the three conditions of (i) annual taxable income of RMB3 million or lower, (ii) employees number of 300 or lower; and (iii) total assets of RMB50 million or lower. During the year ended March 31, 2020, all our subsidiaries and VIEs in China met the three criteria and enjoyed the preferential tax rates.

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

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our services and 13% for our automobile sales, operating lease and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. All revenues derived from Online Lending Services are subject to the rate of 3% as Sichuan Senmiao is a small taxpayer. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

Employees

As of the date of this Report, we had a total of 179 full-time employees.

The following table sets forth the breakdown of our employees by function:

Function	Number of Employees
Management	4
Legal & Risk Management	21
Operations	7
Marketing	59
Drivers & Automobile Management and Services	39
Technology	14
Human Resources & Administration	17
Finance and Accounting	17
Internal Audit	1
Total	179

All of our employees are based in the cities of Chengdu and Changsha, where our operations are located.

We believe we offer our employees competitive compensation packages and a work environment that encourages initiative and is based on merit, and as a result, we have generally been able to attract and retain qualified personnel and maintain a stable core management team. We plan to hire additional employees as we expand our business.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines. See “Risk Factors — Risks Related to Doing Business in China — Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.”

We enter into standard labor and confidentiality agreements with each of our employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Seasonality

We have observed seasonal trends or patterns in revenues related to our Automobile Transaction and Related Services. Because of the PRC National Holiday and close to the year end, there is a seasonal decrease in our facilitated new automobiles during the three months ended December 31 (our third fiscal quarter).

Research and Development

With an aim to standardize our transaction process and achieve higher operating efficiency, we are developing an integrated information system for our Automobile Transaction and Related Services. The system comprises modules for procurement, qualification assessment, delivery and post-transaction management which covers the whole transaction process. We have completed the development of certain functions such as information entry and delivery which are being tested by us. We launched the system in March 2020 and we will upgrade the system to support our business expansion, when necessary.

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 15 software copyrights and eleven trademarks. We have three trademark applications pending at the PRC Trademark Office. We have also registered numerous domain names, including www.51ruixi.com, www.jklqc.com, www.ihongsen.com, www.senmiaotech.com and http://senmiaotechir.com/. The information on our websites is not a part of, or incorporated in, this Report.

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

See “Risk Factors — Risks Related to Our Business — We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.” and “— We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.”

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

Item 1A.	Risk Factors

An investment in our company is subject to a high degree of risk. The risk factors described below and similar risk factors we may face are important to understanding other statements in this Report and should be reviewed carefully. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We voluntarily assumed all the outstanding loans due to the investors on our online lending platform for our discontinued Online Lending Services but may not have enough cash to pay for the liabilities.

On October 17, 2019, our Board of Directors approved a plan submitted by management to wind down and discontinue our online P2P lending business. In connection with the plan, we have ceased facilitation of loan transactions on our online lending platform and voluntarily assumed all the outstanding loans due to the investors on the platform since October 17, 2019. As of the date of this Report, the aggregate balance of the loans we assumed was approximately $5.6 million.

There is no regulation or law in China which requires the online lending platform to take the responsibility on behalf of the borrowers to pay for investors. Pursuant to the Notice on the Risks of Online Lending Industry issued by the Leading Group Office of Online Lending Risk Response of Sichuan on December 4, 2019, any disputes between investors and a P2P online lending platform, investors and borrowers, and between borrowers and a P2P online lending platform can be resolved through legal actions, such as conciliation, application for arbitration and litigation. In common practice, in order to protect the rights of investors and avoid further conflicts, certain online lending platforms, such as Mintou Financial Service in Shenzhen and Juyouqian in Beijing, have decided to take responsibility to pay the outstanding balance due to investors.

As of March 31, 2020, we have used cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $1.9 million to repay our platform investors. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.7 million for those receivables. We expect to make 90% of repayment due to investors by December 31, 2021.

However, if we could not generate enough cash flow to pay investors on time in accordance with the plan, we may incur additional commitment liabilities before we fully fulfill the commitment. The amount and timing of the actual allowance for bad debt may change based on collectability of the subject loans during the execution of the plan.

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

Under the terms of the JKL Investment Agreement, we may be required to sell Jinkailong or take it public in the future, and failing that, or if other redemption triggers occur, we may be required to participate in a repurchase of the investor’s interest in Jinkailong.

On July 4, 2020, we entered into the JKL Investment Agreement with Jinkailong’s other shareholders and Hongyi, pursuant to which Hongyi agreed to subscribe a 27.03% equity interest of Jinkailong for a consideration of RMB 50 million (approximately $7 million) with the payments to be made in tranches. The JKL Investment Agreement provides Hongyi certain shareholder rights, including a redemption right which provides that the other shareholders of Jinkailong may be required to purchase Hongyi’s equity interest in Jinkailong in the event that Jinkailong (i) fails to become public through an IPO for a valuation of no less than RMB350 million (approximately $49.5 million) or merge with a public company for a valuation of no less than RMB300 million (approximately $42.5 million) within the six months following the performance commitment period, (ii) fails to achieve an accumulated net profit of RMB24 million (approximately $3.4 million) for the first two years of the performance commitment period or a net profit of RMB20 million (approximately $2.9 million) for the third year of the performance commitment period, or (iii) has any material and adverse change to its core business, including but not limited to being included in the list of dishonest persons and loss of over one third of its online ride-hailing taxi operating licenses, as well as bankruptcy, liquidation or cessation of operations, Hongyi shall have the right to require certain shareholders of Jinkailong (including Hunan Ruixi) to repurchase all of its equity interest in Jinkailong. Based on a repurchase formula provided for in the JKL Investment Agreement, the maximum repurchase amount that Hunan Ruixi would be subject to is RMB28,320,000 (approximately $4.0 million).

There is no assurance that Jinkailong will be able to become listed or merged with a public company with the stipulated valuation within the timeframe provided in the JKL Investment Agreement, and even if we are forced into such transactions, there is a risk that such merger or going public event might not be in the interests of our shareholders at that time. Moreover, there is a risk if such merger or going public event does not occur, or that the other redemption triggers occur, we may be required to participate in the repurchase Hongyi’s equity interest in the future. We may not have the funds to participate in such redemption at the required time, which would leave us subject to claims of breach of contract by Hongyi or force to us to raise new funding to meet our obligations, which funding might not be available to us on commercially reasonable terms or at all.

Moreover, our ability to dispose of our equity interest in Jinkailong is restricted. Specifically, under the JKL Investment Agreement, we are prohibited from disposing of our equity interest in Jinkailong until six months after the performance commitment period. These limitations could further prevent us from obtain the funding necessary to meet our redemption obligations under the JKL Investment Agreement.

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19).

An outbreak of respiratory illness caused by COVID-19 emerged in China in late 2019 and has expanded within the rest of China and globally. Our principal operations are located in China. COVID-19 is considered to be highly contagious and poses a serious public health threat. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January 2020. The COVID-19 pandemic has materially and adversely affected the global economy, our markets in China and our business. Restrictions on the movement of people and goods in certain regions may require us to adjust certain of our service processes in the future.   Our offices in Chengdu, Sichuan and Changsha, Hunan were closed from late January 2020 to late February, 2020, as a result of the COVID-19 outbreak. A prolonged outbreak of COVID-19 could result in decrease of client demand for our services, restrictions on our travel to support our clients, and delays in our services. All these factors adversely impacted our results of operations during our fourth fiscal quarter ended March 31, 2020 and may adversely affect our business and results of operations during 2020 and beyond, although we cannot quantify the overall impact at this time.

We cannot foresee whether the outbreak of COVID-19 will continue to be effectively contained in China, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers and other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions in China where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

According to the guidelines issued by the Municipal Communications Commission of Chengdu in November 2016, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required to operate the online ride-hailing business. Approximately 5% of the automobiles used for online ride-hailing that are affiliated with us do not have the automobile certificates and approximately 68% of our ride-hailing drivers have not obtained the online reservation taxi driver’s licenses as of March 31, 2020. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated without us would be able to obtain all the certificate and license. Our ability and method to provide the automobile transaction related services might be affected or restricted if our affiliated drivers or automobiles do not possess the requisite license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

We advance payments for over 90% of the automobile purchases for our customers and we can provide no assurances that our current financial resources will be adequate to support this operation.

We prepay all the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the lease term. As of March 31, 2020, we had advanced payments of approximately RMB12.3 million (approximately $1.7 million) for the automobile purchases. We funded those advance payments by proceeds of our initial public offering, the June 2019 Offering, loans from financial institutions and capital contributions from shareholders.

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

Prior consent from financial institutions which provided financing to our online ride-hailing driver customers for the purchase of automobiles has not been obtained for us to sublease or sell the drivers’ automobiles.

As described in the section titled “Business” above, due to the intense competition and the COVID-19 pandemic, during the year ended March 31, 2020, certain ride-hailing drivers (primarily in Chengdu, our principal area of operations in China) exited the online ride-hailing business and tendered their purchased automobile to us for sublease or sales in order to offset monthly payment owed to us and the financial institutions. Their Financing Agreements with the financial institutions are still valid and in effect. Pursuant to the Financing Agreements, the right of the automobile collateral to the financial institution belongs to the financial institution and without their consent, we may not dispose of, use, or take possession of those automobiles. To prevent the default in payments to the financial institutions and us, the drivers authorized us orally or in writing to sublease or sell the automobiles to other parties, and use the cash generated from the sublease or sales to cover the monthly installment payments to the financial institution and the monthly installment service fees as well as the automobile registration related fees that we previously advanced during the remaining original lease terms to us. As prior consent from the financial institutions have not been obtained, the financial institutions may require us to stop sublease and return the automobiles immediately. We may also be required to pay penalties to the financial institutions. Although we have not received any demand from any financial institution to stop the sublease practice, there is no assurance that future demand to stop such practice may not come along; if so, we may experience economic loss and reputation damage as a result.

Jinkailong uses the bank accounts of its related parties for daily operations and inability to use such accounts may have an adverse impact on our operations.

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

We are exposed to credit risk as we provide automobile financing facilitation to automobile purchasers and are required to provide guarantees to most of our financing partners on the financing for automobile purchases facilitated by us. As of March 31, 2020, the maximum contingent liabilities we would be exposed to was approximately $18.6 million, assuming all the automobile purchasers were in default, and for the year ended March 31, 2020, we recognized estimated provisions loss of approximately $225,000 for the guarantee services as a result of default by the automobile purchasers. Customers may default on their lease/loan payments for a number of reasons including those outside of their or our control. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China.

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

Under most of the Financing agreements between the automobile purchasers and third-party financing partners, we guarantee the lease/loan payments including principal and the accrued and unpaid interest for the automobile purchase funded by these financing partners. Therefore, failure to collect lease/loan payments or to repossess the collateral may have a material adverse effect on our business operations and financial positions. Although the lease/loan payments are secured by the cars, we may not be able to repossess the car collateral when our customers default. Our measures to track the cars include installing GPS trackers on cars. We cannot assure you that we will be able to successfully locate and recover the car collateral. We have in the past failed to repossess one car as the GPS trackers failed to function properly or had been disabled, and we cannot assure you that this incident will not happen again the future. We also cannot assure you that there will not be regulatory changes that prohibit the installation of GPS trackers, or the realized value of the repossessed cars will be sufficient to cover our customers' payment obligations. If we cannot repossess some of these cars or the residual values of the repossessed cars are lower than we expected and not sufficient to cover the automobile purchaser' payment obligation, our business, results of operations and financial condition may be materially and adversely affected.

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

We may not be able to enforce our rights against our automobile purchaser clients.

We offer automobile purchasers desiring to enter the ride-hailing business in our areas of operation in China various value-added services associated with purchasing a car with financing. Such services include, among others, credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. We charge automobile purchaser fees for such services, but we do not enter into agreements with such automobile purchaser regarding the provision and payment of the purchase services. In the event a legal dispute arises between the purchaser and us, we may not be able to enforce our rights against the purchaser, which may materially and adversely affect our business, results of operation and financial condition.

We are required to obtain certain licenses and permits in China for our business operations, and we may not be able to obtain or maintain such licenses or permits.

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

Pursuant to Provisions on Several Questions Concerning the Application of Law in the Trial of Private Lending Cases released by the Supreme People's Court in June 2015, private lending refers to the act of financing between natural persons, legal persons and other organizations and among them. According to the Approval on How to Confirm the Effectiveness of Lending Behavior between Citizens and Enterprises issued by the PRC Supreme People’s Court in 1999, the private lending refers to the lending between citizens and non-financial enterprises (hereinafter referred to as enterprises). As long as all parties' declaration of intention is true, it can be recognized as valid (the “Private Lending Rules”).

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

We assist automobile purchasers in obtaining financing from financing institutions, which may constitute provision of intermediary service, and our agreements with these financial institutions may be deemed as intermediation contracts under the PRC Contract Law.

We assist automobile purchasers in obtaining financing from financing institutions, which may constitute an intermediary service, and such services may be deemed as intermediation contracts under the PRC Contract Law. Under the PRC Contract Law, an intermediary may not claim for service fee and is liable for damages if it conceals any material fact intentionally or provides false information in connection with the conclusion of an intermediation contract, which results in harm to the client’s interests. Therefore, if we fail to provide material information to financial institutions, or if we fail to identify false information received from automobile purchasers or others and in turn provide such information to financial institutions, and in either case if we are also found to be at fault, due to failure or deemed failure to exercise proper care, such as to conduct adequate information verification or employee supervision, we could be held liable for damage caused to financial institutions as an intermediary pursuant to the PRC Contract Law. In addition, if we fail to complete our obligations under the agreements entered into with financial institutions, we could also be held liable for damages caused to financial institutions pursuant to the PRC Contract Law.

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

Government policies on automobile purchases and ownership may have a material effect on our business due to their influence on consumer behaviors. Since 2009, the PRC government has changed the purchase tax on automobiles with 1.6 liter or smaller engines several times. In addition, in August 2014, several PRC governmental authorities jointly announced that from September 2014 to December 2017, purchases of new energy automobiles designated on certain catalogs will be exempted from the purchase taxes. In April 2015, several PRC governmental authorities also jointly announced that from 2016 to 2020, purchasers of new energy automobiles designated on certain catalogs will enjoy subsidies. In December 2016, relevant PRC governmental authorities further adjusted the subsidy policy for new energy automobiles. On March 26, 2019, the PRC governmental authorities updated government subsidy policy for new energy automobiles which raises the threshold for the subsidy and reduces the amount of subsidies. On April 23, 2020, relevant PRC governmental authorities issue a notice, amongst others, that the subsidy policy for new energy automobiles will be extended to the end of 2022, while the amount of subsidies will be reduced year by year. We cannot predict whether government subsidies will remain in the future or whether similar incentives will be introduced, and if they are, their impact on automobile retail transactions in China. It is possible that automobile retail transactions may decline significantly upon expiration of the existing government subsidies if consumers have become used to such incentives and delay purchase decisions in the absence of new incentives. If automobile retail transactions indeed decline, our revenues may fluctuate and our results of operations may be materially and adversely affected.

Some local governmental authorities also issued regulations and relevant implementation rules in order to control urban traffic and the number of automobiles within particular urban areas. For example, local Beijing governmental authorities adopted regulations and relevant implementing rules in December 2010 to limit the total number of license plates issued to new automobile purchases in Beijing each year. Local Guangzhou governmental authorities also announced similar regulations, which came into effect in July 2013. There are similar policies that restrict the issuance of new automobile license plates in Shanghai, Tianjin, Hangzhou, Guiyang and Shenzhen. In September 2013, the State Council released a plan for the prevention and remediation of air pollution, which requires large cities, such as Beijing, Shanghai and Guangzhou, to further restrict the number of motor vehicles. In March 2018, the Beijing government issued an additional regulation to limit the total number of vehicles in Beijing to no more than 6.1 million, 6.2 million and 6.3 million by the end of 2018, 2019 and 2020, respectively. We cannot assure you that similar measures will not be adopted in Sichuan and Hunan Provinces. Such regulatory developments, as well as other uncertainties, may adversely affect the growth prospects of China’s automobile industry, which in turn may have a material adverse impact on our business.

The ride-hailing service market is still in a relatively early stage of growth with intense competition in metropolitan cities in China and if such market does not continue to grow, grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

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

We operate in China’s automobile leasing and financing industry. We cannot assure you that this market will continue to grow rapidly in the future. Further, the growth of China’s automobile leasing and financing industry could be affected by many factors, including:

•	general economic conditions in China and around the world;
•	the growth of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth of China's automobile industry;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	environmental concerns and measures taken to address these concerns;
•	the cost of energy, including gasoline prices, and the cost of car license plates in various cities with license plate lottery or auction systems in China;
•	the improvement of the highway system and availability of parking facilities;
•	other government policies relating to automobile leasing and financing in China;
•	fluctuations in the sales and price of new and used cars;
•	consumer acceptance of financing car purchases;
•	changes in demographics and preferences of car purchasers;
•	ride sharing, transportation networks, and other fundamental changes in transportation pattern; and
•	other industry-wide issues, including supply and demand for cars and supply chain challenges.

Any adverse change to these factors could reduce demand for used cars and hence demand for our services, and our results of operations and financial condition could be materially and adversely affected.

Fraudulent activity in our Automobile Transaction and Related Services could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease.

We are subject to the risk of fraudulent activity associated with users and third parties handling user information. Our resources, technologies and fraud detection tools may be insufficient to accurately detect and prevent fraud. Significant increases in fraudulent activity could negatively impact our brands and reputation, reduce the automobile transactions facilitated through us and lead us to take additional steps to reduce fraud risk, which could increase our costs. High profile fraudulent activity could even lead to regulatory intervention, and may divert our management's attention and cause us to incur additional expenses and costs. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be adversely affected. We have incurred net losses and may continue to incur net losses in the future.

We have incurred net losses and may continue to incur net losses in the future.

We had net losses of $9,935,802 and $4,542,525 in the years ended March 31, 2020 and 2019, respectively, and may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract more customers and further enhance and develop our Automobile Transaction and Related Services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

In the fiscal years ended March 31, 2020 and 2019, our principal sources of liquidity were proceeds from our IPO, the June 2019 Offering, capital contribution from our stockholders and borrowings from financial institutions. As of March 31, 2020, we had cash and cash equivalents of $844,027, compared with cash and cash equivalents of approximately $5,020,510 as of March 31, 2019. With the proceeds from our June 2019 Offering and anticipated cash flows from operating activities, we have been able to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business to the date of the Report. If we fail to do so due to unexpected situations, we anticipate to receive loans from our stockholders to fund our operations. However, we cannot assure you this will be the case. We may need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our quarterly results of operations, including the levels of our net revenues, expenses, net (loss)/income and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

•	our ability to attract new customers and maintain relationships with existing customers;

•	our ability to maintain existing relationship with existing financing partners and establish new relationships with additional financial partners for our Automobile Transaction and Related Services;

•	the amount of automobile financing transactions we facilitate;

•	overdue ratios of automobile financing transactions/loans we facilitate;

•	financial institutions’ willingness and ability to fund financing transactions through us on reasonable terms;

•	changes in our services and introduction of new products and services;

•	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;

•	our ability to manage transaction volume growth during the period;

•	the timing of expenses related to the development or acquisition of technologies or businesses;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	our emphasis on customer experience instead of near-term growth; and

•	the timing of expenses related to the development or acquisition of technologies or businesses.

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

Any harm to our brands or reputation or any damage to the reputation of our business partners or other third parties, or the automobile financing or ride-hailing industries in China may materially and adversely affect our business and results of operations.

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

Any malicious or innocent negative allegation made by the media or other parties about the foregoing or other aspects of our company, including but not limited to our management, business, compliance with law, financial conditions or prospects, whether with merit or not, could severely hurt our reputation and harm our business and operating results. As the markets for China's automobile financing and ride-hailing are new and the regulatory framework for these market is also evolving, negative publicity about these markets may arise from time to time. Negative publicity about China’s automobile financing and ride-hailing industries in general may also have a negative impact on our reputation, regardless of whether we have engaged in any inappropriate activities.

In addition, certain factors that may adversely affect our reputation are beyond our control. Negative publicity about our partners, outsourced service providers or other counterparties, such as negative publicity about any failure by them to adequately protect the information of users, to comply with applicable laws and regulations or to otherwise meet required quality and service standards could harm our reputation. Furthermore, any negative development in any of the automobile financing or ride-hailing industries, such as bankruptcies or failures of other companies in any of this these, and especially a large number of such bankruptcies or failures, or negative perception of any of the industries as a whole, could compromise our image, undermine the trust and credibility we have established and impose a negative impact on our ability to attract new clients. Negative developments in these industries, such as widespread automobile purchaser/borrower defaults, unethical or illegal activities by industry players and/or the closure of companies providing similar services, may also lead to tightened regulatory scrutiny of these sectors and limit the scope of permissible business activities that may be conducted by us. If any of the foregoing takes place, our business and results of operations could be materially and adversely affected.

Our reputation may be harmed if information supplied by customers is inaccurate, misleading or incomplete.

Our customers supply a variety of information that is in the applications to financing partners. We do not verify all the information we receive from our customers, and such information may be inaccurate or incomplete. If financing partners provide funding to the automobile purchasers based on information supplied by automobile purchasers that is inaccurate, misleading or incomplete, those financing partners may not receive their expected returns and our reputation may be harmed. Moreover, inaccurate, misleading or incomplete customer information could also potentially subject us to liability as an intermediary under the PRC Contract Law. See “Business — Regulations.”

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

Any significant disruption in our IT systems, including events beyond our control, could prevent us from offering our solutions and services or reduce their attractiveness and result in a loss of car buyers or leases and financial institutions.

In the event of a system outage, malfunction or data loss, our ability to provide services would be materially and adversely affected. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, user service, reputation and our ability to attract new and retain existing car buyers and financial institutions. Our IT systems infrastructure is currently deployed, and our data is currently maintained through a customized cloud computing system. Our servers are housed at third-party data centers, and our operations depend on the service providers’ ability to protect our systems in their facilities as well as their own systems against damage or interruption from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm our systems, criminal acts and similar events, many of which may be beyond our control. Many of our mobile applications are also provided through third-party app stores and any disruptions to the services of these app stores may negatively affect the delivery of our mobile applications to users. Moreover, if our arrangement with these service providers are terminated or if there is a lapse of service or damage to their facilities or if the services are no longer cost-effective to us, we could experience interruptions in our solutions and service as well as delays and additional expense in arranging new automotive financing solutions for car buyers and to serve our other platform participants. Our ability to exchange information with financial institutions and obtain credit data from third parties could also be interrupted.

Any interruptions or delays in our service, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with car buyers and financial institutions and our reputation. We may not have sufficient capacity to recover all data and services lost in the event of an outage. These factors could prevent us from processing credit applications and other business operations, damage our brands and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause car buyers and financial institutions to abandon our solutions and services, any of which could adversely affect our business, financial condition and results of operations.

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

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect automobile purchasers’ willingness to seek financing and financing partners’ ability and desire to provide financing. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges, including the escalation of the European sovereign debt crisis from 2011 and the slowdown of China's economic growth since 2012 which may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world's leading economies, including the United States and China. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect consumers’ demand for cars, car buyers’ willingness to seek credit and financial institutions’ ability and desire to fund financing transactions we facilitate. Economic conditions in China are sensitive to global economic conditions. The outbreak of COVID-19 coronavirus has resulted in declines in economic activities in China and other parts of the world and raised concerns about the prospects of the global economy. As of the date of this Report, we are unable to assess the full impact of the outbreak on our business, results of operations and financial condition. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and the United States. If present Chinese and global economic uncertainties persist, our business partners may suspend their collaboration or reduce their business with us. Adverse economic conditions could also reduce the number of customers seeking to utilize our services. Should any of these situations occur, our transaction volume will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

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

In connection with the audits of our financial statements for the year ended March 31, 2020, we have identified “material weaknesses” and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i)insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) lack of appropriate backup and restoration plan; and (iv) failure to establish and perform periodic review and security monitoring of unauthorized access to the financial system.

We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. We hired Deloitte to help with improvements on our framework of internal controls, including setting up a risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness and preparing manual of internal control. As of March 31, 2020, we improved the communication to the Board and obtained proper approval for the material transactions and retained an experienced U.S. GAAP consultant to assist us with the financial reporting and complex accounting issues. We also hired an internal audit staff to start our internal audit work. We plan to (i) hire additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; (ii) improve our internal audit function, internal control policies and monitoring controls based on the work of our internal audit staff and (iii) improve our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security.

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

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have 15 software copyrights, eleven trademarks and three trademark applications pending at the PRC Trademark Office. See “Business — Intellectual Property” and “Business — Regulations — Regulations on Intellectual Property.” Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industries, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

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

Our business could also be adversely affected by the effects of COVID-19, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome (“SARS”), or other epidemics. Our business operations could be disrupted if any of our employees is suspected of having COVID-19, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Risks Related to Our Corporate Structure

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the NPC approved the Foreign Investment Law, which has taken effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The PRC Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over Sichuan Senmiao through contractual arrangements will not be deemed as foreign investment in the future.

The PRC Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “negative list” that is yet to be published. It is unclear whether the “negative list” to be published will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The PRC Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over Sichuan Senmiao through contractual arrangements are deemed as foreign investment in the future, and any business of Sichuan Senmiao is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over Sichuan Senmiao may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

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

We hold 35% of the equity interest of Jinkailong and control the remaining 65% equity interest through the Voting Agreement with the other four shareholders of Jinkailong. Although we are the largest shareholder and through the Voting Agreement, control the corporate matters of Jinkailong including fundamental corporate transactions, the other shareholders of Jinkailong may breach the Voting Agreement, or act in concert and exert control over Jinkailong through their majority equity ownership, which would have a material adverse effect on our ability to effectively control Jinkailong and receive economic benefits from it.

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

Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2018 Version), the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version) and the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2020 Version) (which will come into force on July 23, 2020 and replace the 2019 Version).

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

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If the ownership structure, contractual arrangements and business of our company, Senmiao Consulting or Sichuan Senmiao are found to be in violation of any existing or future PRC laws or regulations, or we fail to obtain or maintain any of the required permits or approvals, the relevant governmental authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Senmiao Consulting or Sichuan Senmiao, revoking the business licenses or operating licenses of Senmiao Consulting or Sichuan Senmiao, , discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from our public offerings to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of Sichuan Senmiao, and/or our failure to receive economic benefits from Sichuan Senmiao, we may not be able to consolidate its results into our consolidated financial statements in accordance with U.S. GAAP.

We rely on contractual arrangements with Sichuan Senmiao, Jinkailong and their respective equity holders for our business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Sichuan Senmiao, Jinkailong and their respective equity holders to a substantial part of our automobile transaction and related services. For a description of these contractual arrangements, see “Business — Our Corporate Structure.” These contractual arrangements may not be as effective as direct ownership in providing us with control over Sichuan Senmiao or Jinkailong. For example, Sichuan Senmiao, Jinkailong and their respective equity holders could breach their contractual arrangements with us by, among other things, failing to conduct its operations in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Sichuan Senmiao or own over 50% equity interest of Jinkailong, we would be able to exercise our rights as an equity holder to effect changes in the board of directors of Sichuan Senmiao or Jinkailong, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Sichuan Senmiao, Jinkailong and their respective equity holders of their obligations under the contracts to exercise control over Sichuan Senmiao or Jinkailong. The equity holders of Sichuan Senmiao or Jinkailong may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Sichuan Senmiao or Jinkailong. If any equity holder of Sichuan Senmiao or Jinkailong is uncooperative or any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC laws and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. Therefore, our contractual arrangements with Sichuan Senmiao or Jinkailong may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

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

Further, under either circumstance, the largest foreign investor will be required to have a satisfactory business track record and operational experience in the value-added telecommunication business. Any restructuring to meet the requirements may be costly and may involve interruptions to our business. If we are unable to obtain the telecommunication business certificate in a timely fashion, our business may be materially and adversely affected.

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

Sichuan Senmiao owns the relevant domain names and as of the date of this Report, the website used for our previous P2P online lending services business (which website continues to contains historical information) has not been fully shut down and remains accessible to the public. It is not clear whether our existing online lending website would be deemed as operating value-added telecommunications business. However, if we were deemed to operate telecommunications business without operating licenses, the relevant governmental authority will order us to rectify the noncompliance, confiscate illegal gains and impose a fine equal to three to five times of the illegal gains. If no illegal gains or the illegal gain is less than RMB 50,000, a fine of between RMB 100,000 and RMB 1,000,000 will be imposed. In case of material violation, our business may be suspended and rectification will be carried out.

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

We have financed and expect to continue to finance our PRC subsidiaries by means of capital contributions. These capital contributions must be approved by the MOFCOM or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. On July 4, 2014, the SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designate areas and such enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB fund converted from foreign exchange capital. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE's approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. On June 9, 2016, SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be provide as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of our public offerings to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries, or to establish new variable interest entities in the PRC.

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

To our knowledge, all of our pre-IPO PRC stockholders who are subject to the registration requirements of Circular 37 have completed the required foreign exchange registrations.

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

On October 17, 2017, the SAT issued the Public Notice on Issues Relating to Withholding at Source of Income Tax of Non-resident Enterprises, or the SAT Notice 37, which came into effect on December 1, 2017. According to SAT Notice 37, where the non-resident enterprise fails to declare its tax payable pursuant to Article 39 of the EIT Law, the tax authority may order it to pay its tax due within required time limits, and the non-resident enterprise shall declare and pay its tax payable within such time limits specified by the tax authority. If the non-resident enterprise voluntarily declares and pays its tax payable before the tax authority orders it to do so, it shall be deemed that such enterprise has paid its tax payable in time.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59, Circular 7 or SAT Notice 37, and may be required to expend valuable resources to comply with Circular 59, Circular 7 and SAT Notice 37 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 7 and SAT Notice 37 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59, Circular 7 and SAT Notice 37, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Risks Related to Our Securities

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On September 30, 2019 and March 31, 2020, we received notices from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. Pursuant to Nasdaq Listing Rules, as tolled for the current COVID-19 pandemic, we have until December 11, 2020 to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 11, 2020.

If we do not regain compliance with the minimum bid price requirement by December 11, 2020 and the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal a determination to delist our common stock, and the common stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process. If our common stock were no longer listed on The Nasdaq Capital Market, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent future non-compliance with Nasdaq's listing requirements.

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

In addition to the above factors, the price and trading volume of our common stock may be highly volatile due to multiple factors, including the following:

•	regulatory developments affecting us, our customers, or our industry;
•	regulatory uncertainties with regard to our variable interest entity arrangements;
•	announcements of studies and reports relating to our loan products and service offerings or those of our competitors;
•	changes in the economic performance or market valuations of other online finance marketplaces;
•	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;
•	changes in financial estimates by securities research analysts;
•	conditions in the automobile finance and ride-hailing industries in China;
•	announcements by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
•	additions to or departures of our senior management;
•	detrimental negative publicity about us, our management or our industry;
•	fluctuations of exchange rates between the RMB and the U.S. dollar;
•	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock; and
•	sales or perceived potential sales of additional shares of common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 6, 2020, we had outstanding 28,839,803 shares of common stock, 7,590,804 of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144. We may register all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We have a significant number of outstanding warrants, some of which contain full-ratchet anti-dilution protection and reset provisions, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As more fully described in the section herein titled “Business – Recent Developments—June 2019 Registered Offering,” pursuant to the June 2019 Offering and the Purchase Agreement, we issued to the Investors Series A Warrants to purchase an aggregate of 1,336,021 shares of common stock and Series B Warrants to purchase a maximum aggregate of 1,116,320 shares of common stock.

Among other provisions, the Series A Warrants provide the Investors with full ratchet anti-dilution protection in the event that we issue any equity or equity-linked securities at a price lower than the exercise price of the Series A Warrants (subject to certain exceptions) and on the six month anniversary of the initial exercise date of the Series A Warrants, the exercise price of Series A Warrants was adjusted from $3.72 to $1.50 per share.

The Series B Warrants initially won’t be exercisable for any shares of common stock. In the event that on the 50th day after the closing date of the June 2019 Offering, the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B Warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to 50% of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in the Purchase Agreement) as of the 50th day after the closing date of the June 2019 Offering, less (B) the aggregate number of Shares issued to the Investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events).

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

In the past, we have issued warrants to acquire shares of our common stock. As of the date of this Report, there were 1,519,602 shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.76 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

We may need additional financing while the Warrants from the June 2019 Offering are still outstanding and certain of the terms of the June 2019 Offering could severely limit the types of financings we can enter into.

Under the terms of the Purchase Agreement we entered into in connection with the June 2019 Offering, we are prohibited from, among other things, (i) entering into any variable rate transactions so long as any of the Warrants issued in such offering are still outstanding, (ii) directly or indirectly offering or issuing any securities, or entering into any agreement to offer or issue any securities, other than customary exception, for a period of ninety (90) days after the closing of the June 2019 Offering. Such restrictions are severe limitation on the types of financings we can seek should we need it in the near future. In the event we will require such a financing, we may be required to obtain the consent of the investors in the June 2019 Offering, whom may withhold such consent at their reasonable discretion. Our inability, under the terms of the June 2019 Offering, to raise additional funds, could have a material adverse effect on our operations should we need such additional funds. Further, even if the Investors did provide us with their consent to obtain such additional financing, the terms of the financing may be under terms that are less advantageous due to the restrictions and protections provided under the terms of the June 2019 Offering.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our principal executive offices at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 964 square meters under lease agreements that expire in March 2021. The cost for these offices is $9,263 per month in aggregate.

We maintain four offices for our Automobile Transaction and Related Services in the cities of Chengdu and Changsha, China. The total areas of our Chengdu offices is approximately 2,907 square meters. We lease those offices for a total monthly rent of approximately $6,700 under two lease agreements that expire in August 2024 and December 2023, respectively. The total area of the offices in Changsha is 680 square meters. We lease those offices for a total monthly rent of approximately $3,800 under two lease agreements that expire in October 2023 and July 2021, respectively.

We also lease three parking lots for automobiles in Chengdu and an exhibition hall in Changsha. The monthly rent for these parking lots and the exhibition hall is approximately $5,750 in the aggregate and approximately $6,160, respectively.

We consider our current facilities adequate for our current operations.

Item 3.	Legal Proceedings

We are not currently a party to any material legal or administrative proceedings. We may from time to time be subject to legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention. Please see “Risk Factors.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” On July 6, 2020, our common stock had a closing price of $0.87.

Holders

Based upon information furnished by our transfer agent, as of July 6, 2020, the Company had approximately 18 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our shares. We do not have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors will have the discretion to declare and pay dividends in the future as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Foreign Investment Law, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside 10% of their after-tax profits of the year, if any, to statutory reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Equity Compensation Plan Information

In September 2018, our board of directors and in November 2018, our stockholders approved, the 2018 Equity Incentive Plan, pursuant to which a maximum of 2,000,000 shares of common stock were reserved for issuance to our employees, officers, directors, consultants. The plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, stock bonus awards, and performance compensation awards. As of the date of this Report, an aggregate of 169,015 RSUs were issued under the plan.

The following table provides information as of March 31, 2020 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2018 Equity Incentive Plan	—	—	1,830,985

Purchases of Our Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective Didi drivers. We provide automobile transaction and related services through our majority owned subsidiary, Yicheng, Hunan Ruixi and its VIE, Jinkailong. Substantially all of our operations are conducted in China.

We previously also operated an online lending platform through our VIE, Sichuan Senmiao, in China, which facilitated loan transactions between Chinese investors and individual and SME borrowers. As more fully discussed above under “Business – Overview,” we ceased our online lending services in October 2019 to focus on our automobile transaction and related services.

Our Automobile Transactions and Related Services

Our automobile transaction and related services are mainly comprised of (i) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide ride-hailing services; (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business; (iii) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months; and (iv) automobile financing where we provide our customers with auto finance solutions through financing leases. We started our facilitation services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019.

As of March 31, 2020, we facilitated financing for an aggregate of 1,626 automobiles with a total value of approximately $23.2 million, sold an aggregate of 1,388 automobiles with a total value of approximately $13.4 million and delivered 557 automobiles under operating leases and 97 automobiles under financing leases, respectively, to customers, the vast majority of whom are ride-hailing drivers. During the year ended March 31, 2020, we facilitated financing for 1,315 automobiles with a total value of approximately $19.2 million, sold an aggregate of 1,176 automobiles with a total value of approximately $11.5 million, delivered 557 automobiles under operating leases with a total value of approximately $5.0 million and 97 automobiles with a total value of approximately $1.5 million under financing leases to the customers. Our auto financing and transaction facilitation business, auto sales business and operating leases accounted for 12.3%, 73.7% and 8.3% of our total revenue from our Automobile Transaction and Related Services, respectively, for the year ended March 31, 2020 while our auto financial leasing business generated about 1.1% of our revenue from our Automobile Transaction and Related Services.

Key Factors and Risks Affecting Results of Operations of Our Automobile Transactions and Related Services

Ability to Increase the Automobile Purchaser and Leasee Base

Our revenue growth has been largely driven by the expansion of (i) our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us, and (ii) our automobile leasee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our automobile transaction and related services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services. We will also strengthen our marketing efforts through our own team by employing more experienced staffs and setting up new service centers in the cities of Chengdu and Changsha in 2020. As of March 31, 2020, we had 29 employees in our own sales department and cooperated with a total of 26 third-party sales teams with about 258 professionals in the aggregate.

Management of Automobile Rental

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic, a significant number of online ride-hailing drivers who exited the ride-hailing business and tendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We recently have seen an increasing demand for short-term car rentals.   The daily management and timely maintenance of those leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles  to potential leasees, either for personal use or providing online ride-hailing services. As of March 31, 2020, we had two parking lots and 15 employees in Chengdu to manage these automobiles. During the year ended March 31, 2020, our average utilization of the automobiles for operating lease was approximately 64%.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaboration model with financial institutions and provide value-added services to our customers. The attraction of new automobile purchasers depends in part on our collaboration with financial institutions to offer more attractive automobile financing solutions with competitive interest rates to our automobile purchasers. We have also adopted a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile purchasers or leases we attract, which in turn affects our financial performance. Our revenue growth also depends on our abilities to effectively price our services and the ability to obtain relatively lower expenditure paid to dealers, insurance companies and other service providers, which enables us to attract more customers and improve our profit margin.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the year ended March 31, 2020, approximately 97% of the automobile purchasers financed their purchase of automobiles through financial institutions. The growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with financial institutions and plan to expand our collaboration with more financial institutions to access lower cost capital and provide more financing sources to our customers. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Automobile Purchase Price and Expenditure in Advance

We advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. Pursuant to the affiliation agreements with automobile purchasers, we collect from them monthly installment payments (including principal and interest), our management and guarantee services fees and our advance payment for expenses. We also collect part of our automobile purchase price and purchase services fees from automobile purchasers through monthly installment payments. As of March 31, 2020, we had accounts receivable of $1.5 million and advanced payments of approximately $1.4 million due from the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installment payments on a monthly basis during the relevant affiliation periods.

The accounts receivable and advance payments may increase our liquidity risk. Jinkailong has borrowed money from financial institutions, third parties and related parties to fund the advance payments. We have used all of the proceeds from our equity offerings and plan to seek equity and/or debt financings to pay for the expenditure related to the automobile purchase. To pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

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

We manage the credit risk arising from the default of automobile purchasers by performing credit checks on each automobile purchaser based on the credit reports from PBOC and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our post-transaction management department continuously monitors the payment by each purchaser and send them payment reminders. We also keep close communication with our purchasers in particular the online ride-hailing drivers so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, automobiles are used as collateral to secure purchasers’ payment obligations under the financing arrangement. In the event of a default, we can track the automobile through an installed GPS system and repossess and handover the automobile over to the financial institution so that we can be released from our guarantee liability.

As of March 31, 2020, we had an outstanding balance of installment payments receivable in the aggregate of $109,000 from approximately 146 automobile purchasers that remained in the online ride-hailing business, of which, all were due within two months from the default date. Historically, most of the defaulted automobile purchasers would pay the default amounts within one to three months. However, if the balances are overdue for more than three months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record allowance against receivables from those purchasers. For the year ended March 31, 2020, we recognized estimated provisions loss of approximately $225,000 for the guarantee services and bad debt expenses for doubtful accounts of $3,406,215, respectively, as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing those automobiles, we believe we can cope with the defaults and control the risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2020, the total value of non-collateralized automobiles was approximately $1,273,026. We believe our risk exposure of financing leasing is immaterial as we just commenced the business in late March 2019 and have experienced no default to date.

Actual and Potential Impact of Ongoing Coronavirus (COVID-19) in China on Our Business

Beginning in late 2019, an outbreak of a novel strain of coronavirus and related respiratory illness (which we refer to as COVID-19) was first identified in China and has since spread rapidly globally. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and globally. In March 2020, the WHO declared COVID-19 a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because all of our business operations and our workforce are concentrated in China (where the virus first originated), our business, results of operations and financial condition have been and will continue to be adversely affected. The extent of the potential going forward impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic (or any recurrences of the pandemic, as have been experienced in China and elsewhere) and the actions taken by government authorities and other entities to contain COVID-19 or mitigate its impact, almost all of which are beyond our control.

The impacts of COVID-19 on our business, financial condition, and results of operations include, but are not limited to, the following (for more background information on our business generally, see “Business - Our Automobile Transaction and Related Services”):

Temporary closure of offices and travel restrictions

We temporally closed our corporate headquarters and other offices to adhere to the lockdown policy in China from January 19 to February 23, 2020, as required by relevant PRC regulatory authorities. A large number of our employees was in mandatory self-quarantine and our entire business operations were restricted during such period. We reopened our offices in both Chengdu and Changsha on February 24, 2020, but only resumed full operations beginning near the end of March 2020.

Adverse impact on our financial conditions

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 has been negatively impacted to a significant extent.

Our ability to collect the monthly installment payments we receive from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. As of March 31, 2020, approximately 840 drivers exited the online ride-hailing business and tendered their automobiles to us for sublease or sale while approximately 380 drivers postponed their monthly installment payments from one to three months. As a result, we recorded bad debt expenses of $3,406,215. This situation may worsen if the COVID-19 pandemic reoccurs in the second half of 2020. We will continue to closely monitor our collections throughout 2020.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the Financing Agreements we guaranteed. Our cash flow will continue to be adversely impacted if the online ride-hailing market in China recovers slower than anticipated. This compromised cash flow situation is likely to continue during our first and second fiscal quarters of 2020-21 and may worsen if the COVID-19 pandemic reoccurs.

In an effort to assist with our automobile purchasers, we have been negotiating with the financial institutions we cooperate with to extend the due dates for monthly payments that may be affected by the epidemic. Certain financial institutions have agreed to grant a grace period of up to four months from February to May for qualified drivers.

Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been in the progress of recovering. However, if the epidemic in China deteriorates during the year ending March 31, 2021, our automobile purchasers and leasees may be unable to generate sufficient income to pay their monthly installment payments and the financial institutions may not agree to further extend the due dates, which may create a significant risk of continuing default form our automobile purchasers. As a result, we may have to repay the defaulted amount as a guarantor. Meanwhile, the collection of our receivables due from those automobile purchasers may also be further adversely affected, which may result in additional credit risk. If we experience a widespread default by our automobile purchasers, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and we will be unable to grow our business and may be required to reduce or refocus our operations, which may raise substantial doubts about our ability to continue as a going concern.

Any of these factors related to COVID-19 and other similar or currently unforeseen factors beyond our control could have an adverse effect on our overall business environment, cause uncertainties in the regions in China where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online ride-hailing platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, representing an increase of 16% from 2017. According to Bain & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It is estimated that by 2021, the total transaction value of China's online ride-hailing market will reach $60 billion. The ride-hailing industry is facing increasing competition in China and is attracting more capital investment. In 2019, in addition to the traditional online ride-hailing platform, automobile manufacturers, offline operation service companies and financial and map service providers have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry. In March 2019, T3, a new travel service platform, was established in Nanjing and subsequently in other cities, including Wuhan and Chongqing, and has accumulated over 1 million registered users since March 2019. T3 is jointly invested by three large automobile manufacturers, FAW, Dongfeng and Chang’an, and leading internet, retail and finance companies such as Suning, Tencent and Alibaba and intends to compete with Didi and capitalize on the great potential of the ride-hailing market. As of December 2019, Alibaba, together with its affiliate, has invested in or acquired more than 30 enterprises in the fields related to ride-hailing, including Hello Travel, Yongan Travel, Didi, Gaode Software, Xiaopeng Automobile and others within the ride-hailing industry.

The online ride-hailing industry may also be affected by, among other factors, the general economic conditions in China. The interest rates and unemployment rates may affect the demand of ride-hailing services and automobile purchasers’ willingness to seek credit from financial institutions. Adverse economic conditions could also reduce the number of qualified automobile purchasers and online ride-hailing drivers seeking credit from the financial institutions, as well as their ability to make payments. Should any of those negative situations occur, the volume and value of the automobile transactions we service will decline, and our revenue and financial condition will be negatively impacted.

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions in China, including the Ministry of Transport, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services”, which legalizes online ride-hailing services such as Didi and requires the ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses.

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

On July 23, 2018, the General Office of Changsha Municipal People's Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” According to those regulations and guidelines, licenses, which are online reservation taxi operating license, automobile certificate and driver’s licenses, are required to operate a ride-hailing business in Changsha, and automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) of the qualified automobile is over RMB120,000. In practice, Hunan Ruixi is also required to employ a safety administrator for every 50 automobiles used for online ride-hailing services and submit daily operation information of these automobiles, such as traffic violation, to the Transport Management Office of the Municipal Communications Commission of Changsha City every month.

Didi, the online ride-hailing platform, with whom we cooperate, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 5% of the cars used for online ride-hailing services which we provided management services to did not have the automobile certificate and approximately 68% of our ride-hailing drivers had not obtained the driver’s license as of March 31, 2020. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi began limiting customer orders allocated to drivers in Chengdu if they do not have requisite driver’s license or the automobiles used for ride-hailing services lack the automobile certificate. Further, in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. The limitation will affect the income of the drivers and may cause an increase in defaults if the drivers fail to generate sufficient income from providing ride-hailing services. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

Our Discontinued Online P2P Lending Services

Through our now discontinued online P2P lending platform, we offered access to credit for borrowers and attractive investment returns for investors. In September 2016, we acquired our online lending platform which had been in operation for two years prior to the acquisition.

Our revenues from online lending services were primarily generated from fees charged for our services in matching investors with borrowers. We charged borrowers transaction fees for the work we performed through our platform and charged our investors service fees on their actual investment returns.

The rapid growth of China’s online P2P lending industry attracted a large number of market players. However, business failures of, or accusations of fraud and unfair dealing against, certain companies in the online P2P lending industry in China have surfaced in recent years, creating a negative public perception of online individual finance market players. Our business and results of operations were affected by general factors affecting China’s online P2P lending industry, in particular, the development of regulatory environment. Unfavorable regulatory changes had affected our business negatively. For example, in February 2019, the Chengdu financial regulatory authorities required us to gradually reduce our “business scale,” the daily average outstanding balance of loans facilitated by us. Specifically, the outstanding balance of our facilitated loans as of the end of each month starting in February 2019, is expected to be lower than that as of the end of prior month.

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

As the P2P lending industry in China is experiencing a continuous decline in total transaction volume and facing an increasingly tighter regulatory environment, we have determined that the continued operation of our online lending business is not viable. On October 17, 2019, our Board of Directors approved the Plan, to wind down and discontinue our online P2P lending business. Despite the discontinuation, we expect to receive minimal service fees following the discontinuation as loans having a term of 36 months remain outstanding. We also think the discontinuation of our online lending business would allow us to focus our resources on our Automobile Transaction and Related Services. As the revenue from our online lending services only accounted for 0.7% of our total revenue for the year ended March 31, 2020, the discontinuation had no significant impact on our revenue. We plan to provide technology services through Sichuan Senmiao, which operated the online lending platform in the year of 2020.

In connection with the Plan, we have ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform since October 17, 2019. The aggregate balance of the loans we assumed was approximately $5.6 million. As of Mach 31, 2020, we have used cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $1.8 million to repay platform investors and we expect to repay 90% of them by December 31, 2020. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. As of March 31, 2020, we treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.7 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we have transferred certain employees who worked on our online lending business, primarily the information technology staff, to provide a new website design and development service for customers. We may further terminate certain employees of the online lending business by December 31, 2020.

The estimated costs associated with the discontinuation of our online P2P lending business are primarily comprised of employee severance and benefits expenses and an allowance for bad debt (i.e., debt that cannot be collected for borrowers on our lending platform, which would be used to repay the investors on the platform). We estimated that we would incur a one-time personnel-related charges of no more than $20,000 for employee severance and other related termination benefits. Severance payments are expected to be paid in full by December 31, 2020.

As a result of the discontinuation of our online lending services, we believe we can improve our operating cash flow by lowering our operating expenses and focusing on maximizing the profitability of our Automobile Transaction and Related Services.

Results of Continuing Operations for the Year Ended March 31, 2020 Compared to the Year Ended March 31, 2019

	For the Years Ended March 31,
	2020	2019	Change
Revenues	$15,655,575	$2,551,107	$13,104,468
Cost of revenues	(12,280,238)	(1,812,187)	(10,468,051)
Gross profit	3,375,337	738,920	2,636,417

Operating expenses
Selling, general and administrative expenses	(5,567,939)	(1,776,690)	(3,791,249)
Bad debt expense	(3,404,336)	(5,077)	(3,399,259)
Total operating expenses	(8,972,275)	(1,781,767)	(7,190,508)
Loss from operations	(5,596,938)	(1,042,847)	(4,554,091)
Other expenses, net	(45,347)	(57,145)	11,798
Interest expense	(96,624)	(33,878)	(62,746)
Interest expense on finance leases	(373,407)	-	(373,407)
Change in fair value of derivative liabilities	1,796,724	-	1,796,724
Loss before income taxes	(4,315,592)	(1,133,870)	(3,181,722)
Income tax expenses	(33,184)	(21,905)	(11,279)
Net Loss	$(4,348,776)	$(1,155,775)	$(3,193,001)

Revenues

We started generating revenue from automobile transaction and related services from November 22, 2018, the acquisition date of Hunan Ruixi. Revenue for the year ended March 31, 2020 generated from our automobile transaction and related services, which increased by $13,104,468, or 514%, as compared with the period from November 22, 2018, the acquisition date of Hunan Ruixi, to March 31, 2019. Due to our business expansion in Chengdu and Changsha, our revenue increased as compared with the prior year.

Revenue from our automobile transaction and related services includes sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing, operating lease revenues from automobile rentals and other services fees, which accounted for 73.7%, 11.0%, 1.3%, 0.9%, 1.1%, 8.3% and 3.7%, respectively, of the total revenue from automobile transaction and related services during the year ended March 31, 2020.

In light of the measures and restrictions to combat the nationwide epidemic in China, although we believe there is huge market opportunity and rapid development of the ride-hailing service market in China, we have experienced a decrease in our revenue from automobile transaction and related services for the three months ended March 31, 2020 as compared with the same period in the prior year. The income of most of our customers, who are online ride-hailing drivers, in February and March 2020 has been significantly affected by the pandemic as a result of less demand due to the public travel restrictions. In order to gain enough working capital and develop a new income resource, we are shifting our business focus on automobile rental from facilitation of automobile transaction and financing. However, we expect our revenue from sales of automobiles and rental income from automobile rental to account for a majority of our revenues for the next twelve months; therefore, our business will remain vulnerable during the pendency of the COVID-19 epidemic. As the ride-hailing markets in Chengdu and Changsha are gradually recovering from the impact of COVID-19, we expect to see a decrease in the number of automobiles tendered to us by the ride-hailing drivers exiting the business in the second half of 2020. In addition, we will focus more on our automobile rental business to capitalize on the increasing demand for short-term automobile rentals. Consequently, we expect our business to improve in the second half of 2020.

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2020 and 2019:

	For the Years Ended March 31,
	2020	2019
Revenue from automobile transactions and related services
- Revenues from sales of automobiles	$11,536,691	$1,815,425
- Service fees from automobile purchase services	1,726,717	407,632
- Facilitation fees from automobile transactions	197,815	142,615
- Service fees from automobile management and guarantee services	141,527	60,011
- Financing revenues	164,391	-
- Operating lease revenues from automobile rentals	1,303,639	-
- Other service fees	584,795	125,424

Total Revenue	$15,655,575	$2,551,107

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”). Sales of automobiles during the year ended March 31, 2020 increased by $9,721,266 as compared to the same period in 2019, mainly due to the increase in the number of new automobile purchases. We sold an aggregate of 1,176 automobiles for $11.5 million to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the year ended March 31, 2020, and 212 automobiles for $1.8 million to the customers of Jinkailong during the year ended March 31, 2019.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services increased by $1,319,085 as compared with the prior year, mainly due to the increase in the number of facilitated new automobile purchases. We serviced 1,315 new automobile purchases with service fees ranging from $89 to $3,600 per automobile during the year ended March 31, 2020 while we serviced 311 new automobile purchases with service fees ranging from $243 to $2,300 per automobile during the year ended March 31, 2019.

Facilitation fees from automobile transactions

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. Facilitation fees from automobile transaction increased by $55,200 as compared with the prior year mainly due to the increase in the number of facilitated new automobiles purchases, but partly offset by the decreased average facilitation fee per automobile. We facilitated 1,315 and 311 new automobile purchases during the year ended March 31, 2020 and 2019, respectively. The average facilitation fee we charged decreased from $456 per automobile during the year ended March 31, 2019 to $140 during the year ended March 31, 2020. In order to attract more customers during the COVID-19 epidemic period in the fourth quarter of this fiscal year, we further decreased the facilitation fee to zero in Chengdu. We expect the revenue from facilitation fees from automobile transactions to account for a smaller portion of our total revenue due to the low service fee and the increase in other revenue from the expansion of our Automobile Transaction and Related Services.

Service fees from automobile management and guarantee services

The vast majority of our customers are ride-hailing drivers of Didi on-line network, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The increase of $81,516 in service fees from automobile management and guarantee services was attributed to the increase in the number of automobiles we serviced, partially offset by the decrease of our average service fee per automobile. We provided management and guarantee services for over 2,400 and 1,200 automobiles during the years ended March 31, 2020 and 2019, respectively. Our fees decreased from an average of $792 per automobile for the affiliation period during the year ended March 31, 2019 to $583 during the year ended March 31, 2020.

Interest income from financial leasing

We started our financial leasing in March 2019 and generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. During the year ended March 31, 2020, we recognized a total interest income of $164,391.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Due to the fierce competition and the COVID-19 pandemic, during the year ended March 31, 2020, approximately 840 online ride-hailing drivers exited the online ride-hailing business because of decreased income. We have leased approximately 540 of them and 19 our own automobiles with an average monthly rental income of $475 per automobile, resulting in a rental income of $1,303,639, for the year ended March 31, 2020.

Other service fees

We generate other revenues from the commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 79.9%, and 20.1% of revenues from other service fees during the year ended March 31, 2020, respectively. The increase of $459,371 was attributed to the increase in the number of automobiles we serviced during the year ended March 31, 2020.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $11,310,469 and amortization expense of leased automobiles from certain online ride-hailing drivers of $969,769. Cost of revenues increased by $10,468,051, or 578% during the year ended March 31, 2020 as compared with the same period in 2019 was attributed to the increase in the number of automobiles sold increased from 212 to 1,176 and we had incur operating lease in the year ended March 31, 2020 .

Gross Profit

Gross profit from our Automobile Transaction and Related Services increased by $2,636,417 or 357% during the year ended March 31, 2020 as compared with the same period in 2019 mainly due to our business expansion. The gross profit generated from sales of automobiles increased by $222,984 due to the increase in the number of automobiles sold from 212 for the year ended March 31, 2019 to 1,176 for the year ended March 31, 2020. The gross profit generated from operating lease revenues from automobile rentals increased by $333,870 due to the fact that we started to focus on our operating lease as a means of mitigating the impact of the intense competition in the online ride-hailing market in Chengdu and the COVID-19 pandemic. Other revenues with no cost of revenues increased by $2,079,593 due to the significant increase in the number of facilitated new automobiles purchases and management in the year ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $1,776,690 for the year ended March 31, 2019 to $5,567,939 for the year ended March 31, 2020, representing an increase of $3,791,249. The increase was attributable to the selling, general and administrative expenses of our Automobile Transaction and Related Services since we commenced this business in November 2018 and significantly expanded the business operations in the year ended March 31, 2020. The increase mainly consists of an increase of $1,474,295 in salary and employee benefits, $322,889 in advertising and promotion, $409,882 in rental and other office expenses, $333,098 in insurance, transportation and maintenances fees, $791,624 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, $225,468 of guarantee expense and $233,993 of other miscellaneous expenses.

Bad Debt Expense

Considering the fierce competition in the online ride-hailing markets in Chengdu and the negative impact of the COVID-19, approximately 840 online ride-hailing drivers we serviced have tendered their automobiles to us for sublease or sale and approximately 380 drivers postponed their monthly installment payments. We evaluated the possibility of collection of unsettled balances from those drivers and concluded the possibility of collection was low and recognized bad debt expenses of $3,404,336 for those receivables.

Interest Expense

Interest expense for the year ended March 31, 2020 was $96,624, resulting from the borrowings of Jinkailong from a financial institution, third parties and related parties for its working capital requirements. The increase of $62,746 was because we acquired the control of Jinkailong on November 22, 2018.

Interest Expense on Finance Leases

Interest expense on finance leases for the year ended March 31, 2020 was $373,407, representing the interest expenses on the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. We were authorized to sublease or sell the automobiles to generate income/proceeds to pay for the amounts owed to the financial institutions and us.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 Offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. In August and October 2019, we issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 Offering upon exercise of the pre-funded Series B warrants for a total consideration of $111. The change in fair value of derivative liabilities for the year ended March 31, 2020 derived from change of the fair value between March 31, 2020 and June 20, 2019, the date of issuance, resulted in a gain of $1,796,724.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $33,184 for the year ended March 31, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of $26,036 from Hunan Ruixi, $84,108 from Jinkailong and $22,592 from Yicheng.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the Enterprise Income Tax Law of China which can be carried forward to offset operating income for five years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the year ended March 31, 2020 and March 31, 2019, our foreign subsidiaries in China cumulatively were operating at loss which resulted in no GILTI tax.

Net Loss

As a result of the foregoing, net loss from our Automobile Transaction and Related Services for the year ended March 31, 2020 was $4,348,776, representing an increase of $3,193,001 from net loss of $1,155,775 for the year ended March 31, 2019.

Results of Discontinued Operations for the Year Ended March 31, 2020 Compared to the Year Ended March 31, 2019

	For the Years Ended March 31,
	2020	2019
Revenues
	$112,440	$369,956
Operating expenses
Selling, general and administrative expenses	(1,365,733)	(2,242,905)
Amortization of intangible assets	(32,401)	(308,043)
Impairments of intangible assets and goodwill	(265,525)	(1,225,073)
Bad debt expense	(4,048,210)	-
Total operating expenses	(5,711,869)	(3,776,021)
Loss from operations	(5,599,429)	(3,406,065)
Other income, net	12,402	19,315
Loss before income taxes	(5,587,027)	(3,386,750)
Income tax expenses	-	-
Net loss	$(5,587,027)	$(3,386,750)

Revenue

For the year ended March 31, 2020, we charged borrowers transaction fees ranging from 0.19% to 3% of the loan amount, which fees were paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. We also charged our investors a service fee of 8.00% of the interest that investors receive and the service fees were paid when the investors received interest payments. As the online P2P lending industry in China experienced a continuous decline in total transaction volume and was facing an increasingly tighter regulatory environment in 2019, we determined that the continued operation of our online lending business was not viable. We have discontinued our online lending business since October 2019 but expect to continue to receive service fees following the discontinuation as loans with a term of 36 months remain outstanding.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our online lending services was $1,365,733 for the year ended March 31, 2020, a decrease of $877,172 compared to the year ended March 31, 2019. The decrease mainly consisted of the decrease of $324,466 in salary and employee benefits due to our termination and transfer of employees from our Online Lending Services to our Automobile Transaction and Related Services, and $465,477 in advertising and marketing expenses as we discontinued our online lending business since October 2019 and did not engage advertising and marketing firms to increase our publicity as we did following our IPO in March 2018.

Amortization of Intangible Assets

Intangible asset amortization for the year ended March 31, 2020 was $32,401 as compared to $308,043 for the year ended March 31, 2019, representing a decrease of $275,642. The decrease was mainly attributable to the decrease in net book value of our online lending platform and related software as a result of the impairment charges of $265,525 and $1,225,073 recorded against for the fiscal year ended March 31, 2020 and 2019, respectively.

Impairments of Intangible Assets

For the year ended March 31, 2020, we recognized the impairment loss of $265,525 on customer relationship of our online lending business as we decided to discontinue the online lending business in October 2019. For the year ended March 31, 2019, we did not recognize any impairment loss.

Bad Debt Expense

We have discontinued our online lending business since October 2019 and recognized receivables from borrowers and payables to investors of approximately $4.0 million. Based on historical repayments collected from borrowers, we concluded that the possibility of collection from the borrowers was low and recognized bad debt expenses of $4,048,210 for those receivables.

Net Loss

As a result of the foregoing, net loss from our discontinued operations for the year ended March 31, 2020 was $5,587,027, representing an increase of $2,200,277 from $3,386,750 for the year ended March 31, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, and cash flow from operations.

We had cash and cash equivalents of $833,888 as of March 31, 2020 as compared to $3,967,980 as of March 31, 2019 for our continuing operations. We had cash and cash equivalents of $10,139 as of March 31, 2020 as compared to $1,052,530 as of March 31, 2019 for our discontinued operations.   We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

In December 2017, Sichuan Senmiao entered into loan agreements with its two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to Sichuan Senmiao for five years. The lines of credit are non-interest bearing, effective from January 2017. During the year ended March 31, 2020, we repaid them in the aggregate amount of $931,905. As of March 31, 2020, the outstanding balances were $108,711 and $73,384, respectively.

On March 16, 2018, we closed our IPO of 3,000,000 shares of common stock at $4.00 per share. On March 28, 2018, we sold additional 379,400 shares of common stock upon exercise of the underwriter’s over-allotment option. The total gross proceeds from the offering were approximately $13.5 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds totaled approximately $12.2 million.

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

We plan to use anticipated cash flows from operating activities and obtain loans from our bank credit facility and additional equity financing to expand our automobile transaction and related services business. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) our recurring losses from operations, including approximately $3.1 million and $5.6 million net loss attributable to the our stockholders from continuing operations and discontinued operations, respectively, for the year ended March 31, 2020; (2) our accumulated deficit of approximately $23.7 million as of March 31, 2020; (3) our working capital deficit of $4.5 million; and (4) the fact that we had negative operating cash flows of approximately $4.5 million and $2.0 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2020.

We have determined there is substantial doubt about our ability to continue as a going concern. We are trying to alleviate the going concern risk through the following sources:

•	cash and cash equivalents generated from operations; and
•	other equity financing to support our working capital.

As described in “Business - Recent Developments - JKL Investment Agreement”, pursuant to the JKL Investment Agreement signed on July 4, 2020, Hongyi agreed to make a capital contribution of RMB 50 million (approximately $7.0 million) in consideration of a 27.03% equity interest in Jinkailong. The initial investment by Hongyi of approximately RMB10 million ($1.4 million) shall be paid no later than September 30, 2020. At the same time such initial investment is made, all the original shareholders of Jinkailong shall fully pay their investment funds in accordance with their respective equity interests in Jinkailong. Within 30 days from the date of completion of the industrial and commercial registration procedures required to accommodate this transaction but no later than December 31, 2020, Hongyi will pay the remaining investment of RMB 40 million (approximately $5.6 million).

However, if Jinkailong fails to meet the criteria set in the JKL Investment Agreement, Hongyi may require certain shareholders of Jinkailong (including Hunan Ruixi) to repurchase all of its equity interest in Jinkailong. Based on a repurchase formula provided for in the JKL Investment Agreement, the maximum repurchase amount that Hunan Ruixi would be subject to is RMB28,320,000 (approximately $4.0 million).

If we are unable to generate significant operating cash flows or secure additional debt and equity financing, we may be required to cease or curtail our operations. Our consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

	For the Year Ended December 31,
	2020	2019

Net Cash Used in Operating Activities	$(6,447,664)	$(6,256,226)
Net Cash Used in Investing Activities	(963,416)	(532,625)
Net Cash Provided by Financing Activities	3,431,797	701,207
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(197,200)	(33,412)
Cash and Cash Equivalents at Beginning of Year	5,020,510	11,141,566
Cash and Cash Equivalents at End of Year	844,027	5,020,510
Less: Cash and cash equivalents from discontinued operations	(10,139)	(1,052,530)
Cash and cash equivalents from continuing operations, end of Year	$833,888	$3,967,980

Cash Flow in Operating Activities

For the year ended March 31, 2020, net cash used in operating activities was $6,447,664, which consists of the net cash used in operating activities of $4,530,293 from continuing operations and $1,917,371 from discontinued operations. The total net cash used in operating activities primarily comprised of salary and employee surcharge of $2,519,541, other operating costs of $2,331,318, costs of $1,185,031 on automobiles used for financial lease to be collected within the lease terms, and payment of $11,872,377 for purchase of automobiles and related transactions, partially offset by revenue received of $11,460,604. The net cash outflow was mainly due to (1) net loss of $9,935,802; (2) the changes in fair value of derivative liabilities of $1,796,723; (3) the increase in receivables due from automobile purchasers of $356,381 due to our Automobile Transaction and Related Services expansion; (4) the increase in financing lease receivables of $1,185,031; offset by (5) the increase in the accrued expense and other liabilities of $4,903,882, of which, mainly resulted from the outstanding loans from investors on the online lending platform, which was assumed by us in connection with the Plan to discontinue our online lending services business; (6) the amortization of the right - of - used assets of $1,762,276 ; and (7) the decrease in inventories of $437,012 as we sold more automobiles during the year without purchasing more automobiles.

For the year ended March 31, 2019, we had net cash used in operating activities of $6,256,226, which consisted of the net cash used in operating activities of $4,552,979 from continuing operations and $1,703,247 from discontinued operations. The total net cash used in operating activities was primarily comprised salary and employee surcharge of $1,265,970, other operating costs of $1,344,048, and net advance payment for automobile purchase transactions of $6,280,086, partially offset by revenue received of $2,633,878.

Cash Flow in Investing Activities

For the year ended March 31, 2020, we had net cash used in investing activities of $963,416, which consisted of the net cash used in investing activities of $965,241 from continuing operations, partially offset by the net cash provided by of $1,825 from discontinued operations. The total net cash used in investing activities primarily consisted of: (1) the payment of $181,116, $262,763 and $49,537 for the purchases of leasehold improvements, vehicles and office equipment, respectively, and (2) the payment of $470,000 for the development of software used in our automobile transaction and related services.

For the year ended March 31, 2019, we had net cash used in investing activities of $314,434 from continuing operations and $218,191 from discontinued operations. The total net cash used in investing activities primarily consisted of the payment of $28,870 for the purchases of office equipment, the payment of $471,555 for the development of software to be used in our previous online lending platform and our automobile transaction and financing services; and the investments in principal of finance lease of $32,200.

Cash Flow in Financing Activities

For the year ended March 31, 2020, we had net cash provided by financing activities of $3,431,797, which consisted of the net cash provided by financing activities of $4,080,202 from continuing operations and the net cash of $648,405 from discontinued operations. The total net cash provided by financing activities primarily consisted of: (1) gross proceeds from our June 2019 Offering of $5.1 million; (2) release of escrow receivable of $600,000; (3) net proceeds from short-term borrowings from related parties and affiliates of $177,266 for the daily operation of Jinkailong, partially offset by (4) payments of finance lease liabilities to financial institutions of $975,958; (5) repayments of borrowings from financial institutions and third parties of $749,610; and (6) repayment of borrowings from stockholders of $817,294.

For the year ended March 31, 2019, we had net cash used in financing activities of $1,272,272 from continuing operations, offset by net cash provided by of $1,973,479 from discontinued operations. The total net cash provided by financing activities was mainly consisted of: (1) the release of the deposit of $600,000 from escrow account; (2) cash acquired from the acquisition of Hunan Ruixi and Jinkailong of $218,816; (3) repayments of borrowings from financial institutions, related parties and affiliates of $662,696, partially offset by short-term borrowings from third parties of $471,608 for the daily operation of Jinkailong after the acquisition; and (4) proceeds from stockholders loans of $1,973,479, partially offset by repayments to stockholders of $1,900,000.

Off-Balance Sheet Arrangements

As of the date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

•	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of March 31, 2020, the maximum contingent liabilities we would be exposed to was approximately $18,627,000 (including approximately $497,400 related to the discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of March 31, 2020, approximately $1,431,000, including interests of $84,000, due to financial institutions, of all the automobile purchases we serviced were past due because of the COVID-19 epidemic in China.

•	Purchase Commitments

As of March 31, 2020, we had a purchase commitment of 50 automobiles for a total purchase price of approximately $699,000. These purchase transactions will be completed by the end of 2020, which will lead to an increase in our inventory and cash outflow in operating activities.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our past experience, knowledge and assessments of current business and other conditions, our expectations regarding the future based on available information and assumptions.

The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant assumptions and estimates used in the preparation of our consolidated financial statements.

(a)	Use of estimates

In presenting the consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. we base our estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities and other provisions and contingencies.

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

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. We then determine which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

(e)	Revenue recognition

We have adopted ASC 606 on April 1, 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. It also requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

To achieve that core principle, we apply the five steps defined under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We account for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration to collect is substantially probable.

We have assessed the impact of the guidance by reviewing our existing customer contracts and current accounting policies and practices to identify differences that will result from applying the new requirements, including the evaluation of its performance obligations, transaction price, customer payments, transfer of control and principal versus agent considerations. Based on the assessment, we concluded that there was no change to the timing and pattern of revenue recognition for its current revenue streams in scope of ASC 606 and therefore there was no material changes to our consolidated financial statements upon adoption of ASC 606.

Automobile Transaction and Related Services

Sales of automobiles – We generate revenue from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong and Mashang Chuxing, who act on behalf of their customers. We recognize revenues when the automobile is delivered and control is transferred to the purchaser at a point in time.

Service fees from automobile purchase services – Services fees from automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We recognize revenue when all the services are completed and the automobile is delivered to the purchaser at a point in time.

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by our customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. We attract automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, we charge the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, we charge the fees to the automobile purchasers. We recognize revenue from facilitation fees when the titles are transferred to the purchasers at a point in time. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

Service fees from management and guarantee services – Over 95% of our customers are drivers of Didi, the largest ride-hailing service platform in China. The drivers sign affiliation agreements with us, pursuant to which we provide them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. We recognize revenue over the affiliation period when performance obligations are completed.

Financing revenues – Interest income from the lease arising from our sales-type leases and bundled lease arrangements are recognized in financing revenues over the lease term based on the effective rate of interest in the lease.

Operating lease revenues from automobile rentals – We generate revenue from sub-leasing automobiles from some online ride-hailing drivers or leasing our own automobiles. We recognize revenue wherein the automobile is transferred to the leasee and the leasee has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period. Rental periods are short term in nature, generally are twelve months or less.

Leases

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

Online Discontinued P2P Lending Services (Discontinued Operations)

Transaction fees – Prior to our P2P lending business being discontinued on October 17, 2019, transaction fees were paid by borrowers to us for the work we perform through its platform. The amount of these fees was based upon the loan amount and the maturity date of the loan. The fees charged to borrowers were paid upon (i) disbursement of the proceeds for loans which accrued interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. These fees were non-refundable upon the issuance of loan. We recognized the revenue when loans were disbursed to borrowers or borrowers repaid their principal or interest of loans.

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

Prior to March 31, 2019, leases are classified as either capital or operating leases as lessee. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases and are included in the consolidated statements of operations on a straight-line basis over the term of the leases. Leases are classified as either operating lease, sales-type lease, or direct finance leases as lessor.

On April 1, 2019, we adopted ASC Topic 842. This update supersedes existing lease accounting guidance found under ASC 840 and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of 12 months or less are not required to be recognized. Lessor accounting is generally the same under ASC 842 as compared to ASC 840 except with an additional requirement to assess collectability to support classification as a direct financing lease. Also, in order to derecognize the asset and record revenue, collection of payments due must be probable for sales-type leases and the lessees of sales-type leases will need to obtain control over the leased asset.

We adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, we recognized approximately $246,227 ROU assets and approximately $247,325 lease liabilities, primarily related to leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on our statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

During the year ended March 31, 2020, we entered into certain agreements as a lessor under which we leased automobiles to short-term (usually under 12 months) car service drivers. We also enter into certain agreements as a lessee to rent automobiles and to conduct our automobiles rental operations. If any of the following criteria are met, we classify the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

•	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•	The lease grants the lessee an option to purchase the underlying asset that we are reasonably certain to exercise;
•	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
•	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
•	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Leases that do not meet any of the above criteria are accounted for as operating leases.

We combine lease and non-lease components in its contracts under Topic 842, when permissible.

Finance and operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for our leases is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that we would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited and Subsidiaries (collectively, the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred significant working capital deficiency, recurring losses from operations and accumulated deficit at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 2, there could be a material adverse effect on the Company.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

July 9, 2020

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

As of March 31, 2020 and 2019

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$833,888	$3,967,980
Accounts receivable, net, current portion	660,645	199,909
Inventories	1,000,675	1,508,244
Finance lease receivables, net, current portion	459,110	10,254
Prepayments, other receivables and other assets, net	2,798,780	3,787,254
Escrow receivable due within one year	-	600,000
Due from related parties	26,461	140,498
Current assets - discontinued operations	826,580	1,185,016
Total Current Assets	6,606,139	11,399,155

Property and equipment, net
Property and equipment, net	469,201	100,680
Property and equipment, net - discontinued operations	11,206	25,205
Total Property and equipment, net	480,407	125,885

Other Assets
Operating lease right-of-use assets, net	473,661	-
Operating lease right-of-use assets, net, related parties	236,305	-
Financing lease right-of-use assets, net	5,440,362	-
Intangible assets, net	777,621	1,627
Prepayment for intangible assets	-	280,000
Accounts receivable, net, noncurrent	882,078	-
Finance lease receivables, net, noncurrent portion	734,145	22,298
Other assets - discontinued operations	-	485,170
Total Other Assets	8,544,172	789,095

Total Assets	$15,630,718	$12,314,135

LIABILITIES AND EQUITY
Current Liabilities
Borrowings from financial institutions	$226,753	$219,157
Borrowings from third parties	-	476,765
Accounts payable	4,065	-
Advance from customers	90,349	31,776
Income tax payable	16,267	21,905
Accrued expenses and other liabilities	2,008,391	962,291
Due to related parties and affiliates	152,679	415,931
Operating lease liabilities	149,582	-
Operating lease liabilities - related parties	151,655	-
Financing lease liabilities	3,473,967	-
Derivative liabilities	342,530	-
Current liabilities - discontinued operations	4,516,292	1,625,779
Total Current Liabilities	11,132,530	3,753,604

Other Liabilities
Borrowings from financial institutions, noncurrent	64,221	177,789
Operating lease liabilities, noncurrent	297,167	-
Operating lease liabilities, noncurrent - related parties	88,349	-
Financing lease liabilities, noncurrent	2,576,094	-
Total Other Liabilities	3,025,831	177,789

Total liabilities	14,158,361	3,931,393

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 29,008,818 and 25,945,255 shares issued and outstanding at March 31, 2020 and 2019, respectively)	2,901	2,595
Additional paid-in capital	27,013,137	23,833,112
Accumulated deficit	(23,704,863)	(15,031,538)
Accumulated other comprehensive loss	(507,478)	(428,771)
Total Senmiao Technology Limited Stockholders' Equity	2,803,697	8,375,398

Noncontrolling interests	(1,331,340)	7,344

Total Equity	1,472,357	8,382,742

Total Liabilities and Equity	$15,630,718	$12,314,135

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2020	2019
Revenues	$15,655,575	$2,551,107
Cost of revenues	(12,280,238)	(1,812,187)
Gross profit	3,375,337	738,920

Operating expenses
Selling, general and administrative expenses	(5,567,939)	(1,776,690)
Bad debt expense	(3,404,336)	(5,077)
Total operating expenses	(8,972,275)	(1,781,767)

Loss from operations	(5,596,938)	(1,042,847)

Other income (expense)
Other expense, net	(45,347)	(57,145)
Interest expense	(96,624)	(33,878)
Interest expense on finance leases	(373,407)	-
Change in fair value of derivative liabilities	1,796,724	-
Total other income (expense), net	1,281,346	(91,023)

Loss before income taxes	(4,315,592)	(1,133,870)

Income tax expenses	(33,184)	(21,905)

Net loss from continuing operations	(4,348,776)	(1,155,775)

Net loss from discontinued operations, net of applicable income taxes	(5,587,027)	(3,386,750)

Net loss	(9,935,803)	(4,542,525)

Net loss (income) attributable to noncontrolling interests from continuing operations	1,262,478	(7,344)

Net loss attributable to stockholders	$(8,673,325)	$(4,549,869)

Net loss	$(9,935,803)	$(4,542,525)

Other comprehensive loss
Foreign currency translation adjustment	(154,913)	(175,010)

Comprehensive loss	(10,090,716)	(4,717,535)

Total comprehensive loss (income) attributable to noncontrolling interests	1,338,684	(7,344)

Total comprehensive loss attributable to stockholders	$(8,752,032)	$(4,724,879)

Weighted average number of common stock
Basic and diluted	28,023,498	25,882,287

Loss per share - basic and diluted
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	$(0.20)	$(0.13)

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended March 31, 2020 and 2019

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	loss	interest	Total equity
Balance as of March 31, 2018	25,879,400	$2,588	$23,611,512	$(10,481,669)	$(253,761)	$-	$12,878,670
Capital contribution from noncontrolling interests of the subsidiary acquired	-	-	157,642	-	-	-	157,642
Gain from acquisition of variable interest entities	-	-	63,965	-	-	-	63,965
Issuance of common stock pursuant to exercise of underwriter's warrants granted in IPO	65,855	7	(7)	-	-	-	-
Net (loss) income	-	-	-	(4,549,869)	-	7,344	(4,542,525)
Foreign currency translation adjustment	-	-	-	-	(175,010)	-	(175,010)
Balance as of March 31, 2019	25,945,255	2,595	23,833,112	(15,031,538)	(428,771)	7,344	8,382,742
Net loss	-	-	-	(8,673,325)	-	(1,262,478)	(9,935,803)
Issuance of common stock in registered direct offering net of issuance costs	1,781,360	178	1,991,940	-	-	-	1,992,118
Exercise of Series B warrants into common stock	1,113,188	111	1,010,752	-	-	-	1,010,863
Issuance of restricted stock units	169,015	17	177,333	-	-	-	177,350
Foreign currency translation adjustment	-	-	-	-	(78,707)	(76,206)	(154,913)
Balance as of March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(9,935,803)	$(4,542,525)
Net loss from discontinued operations	(5,587,027)	(3,386,750)
Net loss from continuing operations	(4,348,776)	(1,155,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	103,009	12,247
Stock compensation expense	133,150	44,200
Amortization of right-of-use assets	1,553,523	-
Amortization of intangible assets	283	-
Bad debt expense	3,404,336	5,077
Impairment loss of right-of-use assets	70,984	-
Loss on disposal of equipment	3,608	-
Change in fair value of derivative liabilities	(1,796,724)	-
Change in operating assets and liabilities
Accounts receivable	(3,047,955)	(148,249)
Inventories	437,012	(1,491,928)
Prepayments, other receivables and other assets	(964,889)	(1,952,696)
Finance lease receivables	(1,185,031)	-
Accounts payable	4,144	-
Advances from customers	61,409	12,725
Income tax payable	(4,582)	21,905
Accrued expenses and other liabilities	1,138,316	99,515
Operating lease liabilities	(94,235)	-
Operating lease liabilities - related parties	2,125	-
Net cash used in operating activities from continuing operations	(4,530,293)	(4,552,979)
Net cash used in operating activities from discontinued operations	(1,917,371)	(1,703,247)
Net Cash Used in Operating Activities	(6,447,664)	(6,256,226)

Cash Flows from Investing Activities:
Purchases of property and equipment	(495,241)	(1,365)
Purchase of intangible assets	(470,000)	(280,869)
Addition in finance lease receivable	-	(32,200)
Net cash used in investing activities from continuing operations	(965,241)	(314,434)
Net cash provided by (used in) investing activities from discontinued operations	1,825	(218,191)
Net Cash Used in Investing Activities	(963,416)	(532,625)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	5,142,124	-
Net proceeds from issuance of common stock upon warrants exercised	111	-
Borrowings from financial institutions	55,159	-
Repayments to stockholders	-	(1,900,000)
Repayments to third parties	(604,562)	-
Repayments from related parties	108,566	-
Borrowings from related parties and affiliates	1,305,166	471,608
Repayments to related parties and affiliates	(1,405,356)	(487,115)
Repayments of current borrowings from financial institutions	(145,048)	-
Repayments of noncurrent borrowings from financial institutions	-	(175,581)
Release of escrow receivable	600,000	600,000
Principal payments of finance lease liabilities	(975,958)	-
Cash acquired from acquisition	-	218,816
Net cash provided by (used in) financing activities from continuing operations	4,080,202	(1,272,272)
Net cash (used in) provided by financing activities from discontinued operations	(648,405)	1,973,479
Net Cash Provided by Financing Activities	3,431,797	701,207

Effect of exchange rate changes on cash and cash equivalents	(197,200)	(33,412)

Net decrease in cash and cash equivalents	(4,176,483)	(6,121,056)
Cash and cash equivalents, beginning of year	5,020,510	11,141,566
Cash and cash equivalents, end of year	844,027	5,020,510

Less: Cash and cash equivalents from discontinued operations	(10,139)	(1,052,530)

Cash and cash equivalents from continuing operations, end period	$833,888	$3,967,980

Supplemental Cash Flow Information
Cash paid for interest expense	$96,624	$33,878
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
IPO expenses paid by the Company’s stockholders	$-	$70,687
Assume of net liabilities of Ruixi, excluding cash and cash equivalents	$-	$149,680
Prepayment in exchange of intangible assets	$280,000	$-
Right-of-use assets obtained in exchange of lease liabilities	$549,679	$-
Right-of-use assets obtained in exchange of lease liabilities - related parties	$343,819	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$3,150,006	$-
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$1,010,752	$-
Issuance of restricted stock units from accrued expenses and other liabilities	$44,200	$-

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

On September 25, 2016, Sichuan Senmiao acquired a P2P platform (including website, internet content provider license, operating systems, servers, and management system) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. On July 28, 2017, the Company established a wholly-owned subsidiary, Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) in China. Sichuan Senmiao was established in China in June 2014. On September 18, 2017, the Company, through Senmiao Consulting, entered into a series of agreements (“VIE Agreements”) with Sichuan Senmiao and its equity holders (the “Sichuan Senmiao Shareholders”) to obtain control and became the primary beneficiary of Sichuan Senmiao (the “Restructuring”). In connection with the Restructuring, as partial consideration for the Sichuan Senmiao Shareholders’ commitment to perform their obligations under the VIE Agreements, the Company issued an aggregate of 45,000,000 shares of its common stock to the Sichuan Senmiao Shareholders pursuant to certain subscription agreements dated September 18, 2017. The Company conducted its P2P business transactions through the Sichuan Senmiao, the VIE. The P2P business was discontinued on October 17, 2019.

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

On November 21, 2018, as part of its entry into the automobile transaction business, the Company entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi (“Hunan Ruixi Shareholders”), pursuant to which the Company acquired from the Hunan Ruixi Shareholders an aggregate of 60% of the equity interest of Hunan Ruixi. The Company closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement (Note 3). In June 30, 2019, the Company made the full cash contributions in the aggregate amount of $6,000,000 to Hunan Ruixi.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since January 2019. Hunan Ruixi also controls Jinkailong through its 35% equity interest and voting agreements with Jinkailong’s other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them relevant after-transaction services. In March 2019, Hunan Ruixi began its financing leasing operation.

In May 2019, the Company formed a wholly owned subsidiary, Yicheng Financial Leasing Co., Ltd. (“Yicheng”), with a registered capital of $50 million in Chengdu City, Sichuan Province. Yicheng obtained its business licenses for automobiles sale and financial leasing on May 5, 2019. Yicheng has been engaged in automobile sales since June 2019.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 5, 2019, Yicheng entered into an Investment and Equity Transfer Agreement with Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”), Chengdu Yunche Chixun Business Consulting Co., Ltd. (“Yunche Chixun”), Mr. Zhiqiu Xia and all the shareholders of Mashang Chuxing (“Mashang Chuxing Shareholders”), pursuant to which, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia acquired from the Mashang Chuxing Shareholders 49%, 5% and 46% of the equity interests of Mashang Chuxing for no consideration, respectively. On March 18, 2020, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia entered into equity transfer agreements with Sichuan Dinghengxin Automobile Service Co., Ltd (“Dinghengxin”), respectively, pursuant to which, Yicheng, Yunche Chixun, Mr. Zhiqiu Xia transferred all the equity interests of Mashang Chuxing to Dinghengxin with no consideration. As of the date of the financial statements, none of the shareholders of Mashang Chuxing made capital contribution. Mashang Chuxing commenced providing ride-hailing services in August 2019 and has suffered loss of approximately $4,400 due to limited operations.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has concluded that it should consolidate the financial statements with Sichuan Senmiao because it is Sichuan Senmiao’s primary beneficiary based on the Power of Attorney from the Sichuan Senmiao Shareholders, who assigned their rights as shareholders of Sichuan Senmiao to Senmiao Consulting, the Company’s wholly-owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, directors, supervisors and senior management of Sichuan Senmiao. As a result, the Company, through Senmiao Consulting, is deemed to hold all of the voting equity interests in Sichuan Senmiao. Pursuant to Exclusive Business Cooperation Agreement, Senmiao Consulting shall provide complete technical support, business support and related consulting services for 10 years. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan to provide financial support to Sichuan Senmiao were considered in determining that the Company is the primary beneficiary of Sichuan Senmiao. Accordingly, the financial statements of Sichuan Senmiao are consolidated in the accompanying consolidated financial statements.

Voting Agreement with Jinkailong’s Other Shareholders

Hunan Ruixi entered into two voting agreements signed in August 2018 and February 2020, respectively, as amended (the “Voting Agreement”), with Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests and obtained 35% equity interests in Jinkailong. Pursuant to the Voting Agreements, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for periods of 20 years and 18 years, respectively, ending on August 25, 2038.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
Total assets from continuing operations	$8,639,858	$4,130,435
Total assets from discontinued operations (1)	1,418,080	1,083,579
Total assets	$10,057,938	$5,214,014

Total liabilities from continuing operations	$13,629,449	$6,456,098
Total liabilities from discontinued operations (2)	7,598,981	396,671
Total liabilities	$21,228,430	$6,852,769

(1)	Includes intercompany receivables of $543,446 and $613,730 as of March 31, 2020 and 2019, respectively.
(2)	Includes intercompany payables of $402,406 and $0 as of March 31, 2020 and 2019, respectively

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's consolidated financial statements for the years ended March 31, 2020 and 2019 are as follows:

	For the Years Ended March 31,
	2020	2019
Net revenue from continuing operations	$3,483,078	$1,087,207
Net revenue from discontinued operations	$308,102	$369,956
Loss from operations from continuing operations	$(4,514,195)	$(152,804)
Loss from operations from discontinued operations	$(822,470)	$(2,444,991)
Net income (loss) from continuing operations attributable to stockholders	(3,786,057)	63,702
Net loss from discontinued operations attributable to stockholders	(4,692,725)	(2,442,908)
Net loss attributable to stockholders	$(8,478,782)	$(2,379,206)

2.	GOING CONCERN

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from financial institutions and equity financings have been utilized to finance the working capital requirements of the Company.

Since January 2020, all provinces across the mainland China have confirmed thousands of infection cases of the novel coronavirus (COVID-19). The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China, which has significantly impacted the Chinese economy. In March 2020, the World Health Organization declared the COVID-19 as a pandemic.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the rapidly expanding nature of the COVID-19 pandemic, the Company’s business, results of operations, and financial condition will be adversely affected. The extent of such impact will depend largely on future developments, which are highly uncertain, including the severity of the outbreak and future government measures in response to the outbreak, among other things. As a result, there can be no assurance that the Company will be able to successfully implement its growth strategies.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company’s (1) recurring losses from operations, including approximately $3.1 million and $5.6 million net loss attributable to the Company’s stockholders from continuing operations and discontinued operations, respectively, for the year ended March 31, 2020, (2) accumulated deficit of approximately $23.7 million as of March 31, 2020; (3) the negative working capital of $4.5 million and (4) negative operating cash flows of approximately $4.5 million and $2.0 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2020.

Management has determined there is substantial doubt about its ability to continue as a going concern. Management is trying to alleviate the going concern risk through the following sources:

•	cash and cash equivalents generated from operations; and
•	the Company will continuously seek equity financing to support its working capital.

If the Company is unable to generate significant operating cash flows or secure additional debt and equity financing, the Company may be required to cease or curtail its operations. The Company’s consolidated financial statements do not include adjustments that might result from the outcome of these uncertainties.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2020	March 31, 2019
Balance sheet items, except for equity accounts	7.0824	6.7119

	For the Years Ended March 31,
	2020	2019
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.9472	6.7008

(d)	Use of estimates

In presenting the consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities issuance of common stock and warrants exercised and other provisions and contingencies.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020:

	Carrying Value at March 31, 2020	Fair Value Measurement at March 31, 2020
		Level 1	Level 2	Level 3
Derivative liabilities	$342,530	$-	$-	$342,530

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2020:

March 31, 2020
Beginning balance	$-
Derivative liabilities recognized at grant date on June 20, 2019	3,150,006
Change in fair value of derivative liabilities	(1,796,724)
Fair value of Series B warrants exercised	(1,010,752)
Ending balance	$342,530

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

The strike price of the Company’s Series A and Series B warrants and the placement agent warrants are denominated in US$ and the Company’s functional currency is RMB, therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants and the placement agent warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date) and March 31, 2020.

	June 20, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	1,116,320	142,509
Valuation date	6/20/2019	6/20/2019	6/20/2019
Exercise price	$3.72	$3.72	$3.38
Stock price	$2.80	$2.80	$2.80
Expected term (year)	4.00	1.00	4.00
Risk-free interest rate	1.77%	1.91%	1.77%
Expected volatility	86%	91%	86%

	March 31, 2020
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	3,132	142,509
Valuation date	3/31/2020	3/31/2020	3/31/2020
Exercise price	$1.50	$0.0001	$3.38
Stock price	$0.44	$0.44	$0.44
Expected term (year)	3.22	0.22	3.22
Risk-free interest rate	0.30%	0.11%	0.30%
Expected volatility	122%	127%	122%

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020 and 2019, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, escrow receivables, due from related parties, borrowings from financial institutions and third parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to stockholders and due to related parties and affiliates, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The noncurrent portion of accounts receivables, finance lease receivables, and lease liabilities were recorded at gross adjusted for the deferred interest income using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because of the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2020 and 2019.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and 2019, allowance for doubtful accounts amounted to $379,689 and $0, respectively.

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

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and 2019, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of March 31, 2020 and 2019, finance lease receivables consisted of the following:

	March 31, 2020	March 31, 2019

Gross minimum lease payments receivable	$1,606,230	$40,023
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	1,606,230	40,023
Less Allowance for uncollectible minimum lease payments receivable	-	-
Net minimum lease payments receivable	1,606,230	40,023
Less: Unearned interest	(412,975)	(7,471)
Financing lease receivables, net	$1,193,255	$32,552
Finance lease receivables, net, current portion	$459,110	$10,254
Finance lease receivables, net, noncurrent portion	$734,145	$22,298

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2020 are as follows:

Minimum future
payments receivable
Year ending March 31, 2021	$607,718
Year ending March 31, 2022	570,944
Year ending March 31, 2023	341,389
Year ending March 31, 2024	86,179
Total	$1,606,230

(l)	Property and equipment, net

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2020 and 2019, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated income statements.

(m)	Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Platform	7 years
Customer relationship	10 years
Software	5-10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2020 and 2019, there was a $265,525 and $0 impairment, respectively, on customer relationship from Sichuan Senmiao as a result of the Company’s decision to discontinue the P2P lending business in October 2019.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)	Loss per share

Basic loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted loss per share, net loss attributable to stockholders for basic earnings loss per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive.

(o)	Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on the Company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

(p)	Revenue recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on April 1, 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. It also requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

To achieve that core principle, the Company applies the five steps defined under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration to collect is substantially probable.

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

As of March 31, 2020, the Company had outstanding contracts for automobile transaction and related services amounting to $590,509, of which $387,345 is expected to be completed within twelve months after March 31, 2020, and $203,164 is expected to be completed after March 31, 2021.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended March 31,
	2020	2019
Automobile Transaction and Related Services (Continuing Operations)
- Revenues from sales of automobiles	$11,536,691	$1,815,425
- Service fees from automobile purchase services	1,726,717	407,632
- Facilitation fees from automobile transactions	197,815	142,615
- Service fees from management and guarantee services	141,527	60,011
- Financing revenues	164,391	-
- Operating lease revenues from automobile rentals	1,303,639	-
- Other service fees	584,795	125,424
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	15,655,575	2,551,107

Online Lending Services (Discontinued Operations)
- Transaction fees	73,341	331,960
- Service fees	23,833	37,996
- Website development revenue	15,266	-
Total revenues from Online Lending Services (Discontinued Operations)	112,440	369,956

Total revenues	$15,768,015	$2,921,063

Automobile transaction and related services

Sales of automobiles – The Company generates revenue from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong and Mashang Chuxing, who acts on behalf of its customers. The Company recognizes revenues when the automobile is delivered and control is transferred to the purchaser at a point in time.

Service fees from automobile purchase services – Services fees from automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of these fees is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and the automobile is delivered to the purchaser at a point in time.

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by the Company’s customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. The Company attracts automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, the Company charges the fees to the third-party sales teams, which derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, the Company charges the fees to the automobile purchasers. The Company recognizes revenue from facilitation fees when the titles are transferred to the purchasers at a point in time. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing revenues – Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Operating lease revenues from automobile rentals –The Company generates revenue from sub-leasing automobiles from some online ride-hailing drivers or leasing its own automobiles. The Company recognizes revenue wherein the automobile is transferred to the leasee and the leasee has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period. Rental periods are short term in nature, generally are twelve months or less.

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

The Company considers the economic life of most of the automobiles to be three to four years, since this represents the most common lease term for its automobiles and the automobiles will be used for ride-hailing services. The Company believes three to four years is representative of the period during which an automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2020, the Company's pricing interest rate was 6.0% per annum.

Online P2P Lending Services (Discontinued Operations)

Transaction fees – Prior to the Company’s P2P lending business being discontinued on October 17, 2019, transaction fees were paid by borrowers to the Company for the work the Company performed through its platform. The amount of these fees was based upon the loan amount and the maturity date of the loan. The fees charged to borrowers were paid upon (i) disbursement of the proceeds for loans which accrued interest on a monthly basis or (ii) full payment of principal and interest of loans which accrued interest on a daily basis. These fees were non-refundable upon the issuance of loan. The Company recognized revenue when loan proceeds were disbursed to borrowers or borrowers paid their principal and interest on loans.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2020 and 2019. As of March 31, 2020, the calendar years ended December 31, 2015 through 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to March 31, 2019, leases are classified as either capital or operating leases as lessee. Leases that transfer substantially all the benefits and risks incidental to the ownership of assets are accounted for as if there was an acquisition of an asset and incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases and are included in the consolidated statements of operations on a straight-line basis over the term of the leases. Leases are classified as either operating lease, sales-type lease, or direct finance leases as lessor.

On April 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of twelve months or less are not required to be recognized. Lessor accounting is generally the same under ASC 842 as compared to ASC 840 except with an additional requirement to assess collectability to support classification as a direct financing lease. Also, in order to derecognize the asset and record revenue, collection of payments due must be probable for sales-type leases and the lessees of sales-type leases will need to obtain control over the leased asset.

The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized $246,227 ROU assets and $247,325 lease liabilities, primarily related to operating leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

During the year ended March 31, 2020, the Company entered into certain agreements as a lessor under which it leased automobiles to short-term (usually under 12 months) car service drivers. The Company also entered into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
•	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
•	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
•	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
•	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Leases that do not meet any of the above criteria are accounted for as operating leases.

The Company combines lease and non-lease components in its contracts under Topic 842, when permissible.

Finance and operating lease ROU assets and lease liabilities are recognized at the adoption date of April 1, 2019 or the commencement date, whichever is earlier, based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognizes the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on an accretion basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended March 31, 2020 and 2019, the Company recognized an impairment loss of $70,984 and $0, respectively, on its finance lease ROU assets.

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On March 31, 2020 and 2019, approximately $2,600 and $1,950,000, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On March 31, 2020 and 2019, approximately $820,000 and $3,070,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

b.

In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company only commenced the automobile transaction and related services since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2020, the Company provided an allowance for doubtful accounts of $379,689 and wrote off accounts receivables of $1,410,736, which represents due from automobile purchasers.

In measuring the credit risk of accounts receivables due from the borrowers and investors (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customer on its contractual obligations and considers the current financial position of the P2P customer and the risk exposures to the P2P customer and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors would pay the service fee within one year upon receipt of their investment returns. On October 17, 2019, the Board approved the Plan for the Company to discontinue and wind down its online lending services business. As a result, the Company re-evaluated its accounts receivables from the P2P customers and wrote off accounts receivable of $143,668 that has not been received as of March 31, 2020.

2)	Foreign currency risk

As of March 31, 2020 and March 31, 2019, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $818,000 and $3,070,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. As of March 31, 2020, RMB were depreciated from 6.71 RMB into US$1.00 at March 31, 2019 to 7.08 RMB into US$1.00 at March 31, 2020.

3)	VIE risk

The Company believes that the VIE Agreements and the Voting Agreement are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. The amendments are effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The adoption on April 1, 2019 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption on April 1, 2019 did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard.  The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows of the Company.

4.	ACQUISITION OF HUNAN RUIXI AND ITS VIE

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value
Net assets acquired (i)	$63,965
Gain from acquisition of Hunan Ruixi and its subsidiary and VIE	-
Noncontrolling interests (ii)	-
Total purchase consideration	$-

(i)	Net assets acquired primarily include cash and cash equivalents of $213,645, other current assets of $1,813,821, property and equipment of $107,865, other current liabilities of $711,303 and borrowings from related parties and affiliates of $785,231, and borrowings from financial institutions of $554,802.

(ii)	Fair value of the noncontrolling interests is estimated with reference to the purchase price per share as of the acquisition date.

5.	DISCONTIUED OPERATIONS

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of Board approval date of winding down its online P2P lending services business on October 17, 2019 and the Company recognized $4,048,210 provision for doubtful accounts for the year ended March 31, 2020, in related to the Company’s online lending services business.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the consolidated balance sheets as of March 31, 2020.

Carrying amounts of major classes of assets included as part of discontinued operations:

	March 31,	March 31,
	2020	2019
Current Assets
Cash and cash equivalents	$10,139	$1,052,530
Accounts receivable, net	-	126,272
Prepayments, other receivables and other assets, net	816,441	6,214
Total Current Assets	826,580	1,185,016

Property and equipment, net	11,206	25,205

Other Assets
Intangible assets, net	-	294,464
Prepayment for intangible assets	-	190,706
Total Other Assets	-	485,170

Total Assets	$837,786	$1,695,391

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	March 31,	March 31,
	2020	2019
Current Liabilities
Advance from customers	$-	$7,220
Accrued expenses and other liabilities	4,204,012	538,512
Due to stockholders	182,095	1,080,047
Due to related parties and affiliates	76,286	-
Lease liabilities	53,899	-
Total Current Liabilities	4,516,292	1,625,779

Total liabilities	$4,516,292	$1,625,779

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss for year ended March 31, 2020.

	For the Years Ended March 31,
	2020	2019
Revenues	$112,440	$369,956

Operating expenses
Selling, general and administrative expenses	(1,365,733)	(2,242,905)
Bad debt expense	(4,048,210)	-
Amortization of intangible assets	(32,401)	(308,043)
Impairments of intangible assets and goodwill	(265,525)	(1,225,073)
Total operating expenses	(5,711,869)	(3,776,021)

Loss from operations	(5,599,429)	(3,406,065)

Other income, net	12,402	19,315

Loss before income taxes	(5,587,027)	(3,386,750)

Income tax expenses	-	-

Net loss attributable to stockholders	$(5,587,027)	$(3,386,750)

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020 and 2019, accounts receivable were comprised of the following:

	March 31,	March 31
	2020	2019
Receivables of transaction fees due from borrowers	$-	$126,272
Receivables of automobile sales due from automobile purchasers	1,172,765	-
Receivables of services fees due from automobile purchasers	854,730	199,909
Less: Unearned interest	(105,083)	-
Less: Allowance for doubtful accounts	(379,689)	-
Accounts receivable, net	$1,542,723	$326,181
Accounts receivable, net, - discontinued operations	-	(126,272)
Accounts receivable, net, - continuing operations	$1,542,723	$199,909

Accounts receivable, net, current portion	$660,645	$199,909
Accounts receivable, net, noncurrent portion	$882,078	$-

Movement of allowance for doubtful accounts is as follows:

	March 31, 2020	March 31, 2019
Beginning balance	$-	$-
Addition	1,797,816	-
Write off	(1,410,736)
Translation adjustment	(7,391)	-
Ending balance	$379,689	$-

7.	INVENTORIES

	March 31, 2020	March 31, 2019
Automobiles (i)	$1,000,675	$1,508,244

(i)	As of March 31, 2020, the Company owned 70 automobiles with a total value of $850,533 for sale, and 11 automobiles with a total value of $150,142 for either leasing or sale.

As of March 31, 2020 and 2019, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

8.	PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of March 31, 2020 and 2019, the prepayments, receivables and other assets were comprised of the following:

	March 31, 2020	March 31, 2019
Receivables from borrowers of online lending platform, net (i)	$811,504	$-
Due from automobile purchasers, net (ii)	1,385,352	2,564,834
Prepayments for automobiles (iii)	365,932	394,821
Deposits	489,638	294,986
Value added tax (“VAT”) recoverable	146,964	228,196
Deferred issuance costs	-	149,696
Prepaid expenses	331,319	112,147
Employee advances	11,937	-
Others	72,575	48,788
Total prepayments, receivables and other assets	3,615,221	3,793,468
Total prepayments, receivables and other assets - discontinued operations	(816,441)	(6,214)
Total prepayments, receivables and other assets - continuing operations	$2,798,780	$3,787,254

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i)	Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the platform, which will be collected from related borrowers. As of March 31, 2020, the Company recorded allowance of $3,688,800 against doubtful receivables.

(ii)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2020 and 2019, the Company recorded allowance of $347,954 and $2,995, respectively, against doubtful receivables. During the year ended March 31, 2020, the Company wrote off balance due from automobile purchasers of $1,227,894.

(iii)	Prepayments for automobiles

The balance represented amounts advanced to dealers for automobiles and to other third parties for automobiles related taxes and insurances.

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2020	March 31, 2019

Leasehold improvements	$177,659	$-
Electronic devices	40,720	28,305
Office equipment, fixtures and furniture	79,271	48,157
Vehicles	320,949	81,523
Subtotal	618,599	157,985
Less: accumulated depreciation and amortization	(138,192)	(32,100)
Total property and equipment, net	480,407	125,885
Total property and equipment, net - discontinued operations	(11,206)	(25,205)
Total property and equipment, net - continuing operations	$469,201	$100,680

Depreciation and amortization expense from continuing operations for the years ended March 31, 2020 and 2019 amounted to $103,009 and $12,247, respectively. Depreciation and amortization expense from discontinued operations for the years ended March 31, 2020 and 2019 amounted to $10,846 and $10,604, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31, 2020	March 31, 2019
Customer relationship	$-	$392,618
Platform	1,100,549	1,161,267
Software	815,315	27,205
Subtotal	1,915,864	1,581,090
Less: Accumulated amortization	(1,138,243)	(1,284,999)
Total intangible assets, net	777,621	296,091
Total intangible assets, net - discontinued operations	-	(294,464)
Total intangible assets, net - continuing operations	$777,621	$1,627

Amortization expense from continuing operations totaled $283 and $0 for the years ended March 31, 2020 and 2019, respectively. Amortization expense from discontinued operations totaled $32,401 and $308,043 for the years ended March 31, 2020 and 2019, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending March 31, 2021	$158,243
Twelve months ending March 31, 2022	158,243
Twelve months ending March 31, 2023	158,243
Twelve months ending March 31, 2024	152,863
Thereafter	150,029
Total	$777,621

11.	PREPAYMENTS FOR INTANGIBLE ASSETS

As of March 31 2019, the balance of prepayments for intangible assets of $280,000 represented the advance payments to a third party for the development of software to be used in the Company’s automobile transaction and related services. As of March 31, 2020, the prepayments for the software with amount of $750,000 has been transferred to intangible assets and will be amortized over the estimated useful life of 10 years.

As of March 31, 2019, the balance of prepayments for intangible assets of $190,706 represented the advance payments for the development of software to be used in the Company’s online P2P lending services business. On October 17, 2019, the Board approved the Plan under which the Company discontinued and is winding down its online P2P lending services business. As a result, the Company re-evaluated its prepayments for intangible assets to be used in the Company’s online P2P lending platform and determined that it would no longer be using such software. As a result, the Company wrote off all those prepayments of $143,943 for intangible assets for the year ended March 31, 2020.

12.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

Borrowings from Financial institutions

The borrowings from certain financial institutions represented the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total principal to be responsible for and repaid by the automobile purchasers. Such borrowings totaled $290,974 and $396,946 bearing interest rates ranging between 6.2% and 8.1% per annum as of March 31, 2020 and 2019, respectively, of which $64,221 and $177,789, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the years ended March 31, 2020 and 2019 was $49,422 and $12,799, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	BORROWINGS FROM THIRD PARTIES

	March 31, 2020	March 31, 2019
Borrowings from third parties	$-	$476,765

The borrowings from third parties were fully repaid in July 2019. The interest expense for the years ended March 31, 2020 and 2019 was $17,258 and $7,590, respectively.

14.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2020	March 31, 2019
Payables to investors of online lending platform (i)	$3,668,957	$-
Accrued payroll and welfare	890,912	614,765
Other payable (ii)	83,810	247,335
Loan repayments received on behalf of financial institutions (iii)	374,535	169,657
Payables for expenditures on automobile transaction and related services	373,026	157,382
Accrued expenses	104,264	198,456
Deposits	543,843	82,232
Other taxes payable	173,056	30,976
Total accrued expenses and other liabilities	6,212,403	1,500,803
Total accrued expenses and other liabilities - discontinued operations	(4,204,012)	(538,512)
Total accrued expenses and other liabilities - continuing operations	$2,008,391	$962,291

(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.

(ii)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(iii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

15.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $204,245 and $22,258 for the years ended March 31, 2020 and 2019, respectively, for continuing operations of the Company. The contributions made by the Company were $158,523 and $84,043 for the years ended March 31, 2020 and 2019, respectively, for the Company’s discontinued operations.

As of March 31, 2020 and 2019, the Company did not make adequate employee benefit contributions in the amount of $170,856 and $65,826, respectively, for continuing operations of the Company. As of March 31, 2020 and 2019, the Company did not make adequate employee benefit contributions in the amount of $454,151 and $337,820, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s IPO also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock (“Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. On March 15, 2019, the underwriters elected to exercise 300,000 Purchase Warrants on a cashless basis in exchange for common stock. On April 5, 2019, the Company issued a total of 65,855 shares of common stock to the underwriters as a result of the cashless exercise of 300,000 Underwriter’s Warrants. As the date of March 31, 2020, there were 37,940 Underwriter’s Warrants outstanding.

Registered Direct Offering Warrants

The Company adopted the provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in connection with the direct equity offering with exercise prices denominated in US dollars are no longer considered indexed to the Company’s stock, as their exercise price is not in the Company’s functional currency (RMB), and therefore no longer qualify for the scope exception and must be accounted for as a derivative. These warrants are classified as liabilities under the caption “Derivative liabilities” in the consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.”

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the year ended March 31, 2020, the change of fair value was a gain of $1,796,724, recognized in the accompanying consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since granted. The fair value of derivative instrument of $1,010,752 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. At March 31, 2020, the fair value of the derivative instrument totaled $342,530.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has outstanding warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2018	337,940	337,940	$4.80	4.96
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	(300,000)	(300,000)	$4.80	-
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(1,113,188)	(1,113,188)	-	-
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21

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

As of March 31, 2019, the first installment of 6,250 RSUs vested. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

On December 11, 2019, the Board approved the issuance of 30,303 RSUs to each of the Company’s five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2020.

As of March 31, 2020, the Company issued a total of 169,015 RSUs and accounted for as expenses and charged to common stock.

A summary of RSU activity for the year ended March 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance of RSUs outstanding at March 31, 2018	-	$-
Grants of RSUs	25,000	$4.42
Vested RSUs	(6,250)	$4.42
Forfeited RSUs	(7,500)	$4.42
Balance of unvested RSUs at March 31, 2019	11,250	$4.42
Grants of RSUs	151,515	0.66
Vested RSUs	(162,765)	$0.92
Forfeited RSUs	-	-
Balance of unvested RSUs at March 31, 2020	-	$-

Total compensation expense for the years ended March 31, 2020 and 2019 was $133,150 and $44,200, respectively.

Two directors ceased to serve on the board since November 8, 2018, and as a result 7,500 RSUs were forfeited during the year ended March 31, 2019.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2020, no awards have been granted under the plan.

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

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted from $3.72 to $1.50 per share on December 20, 2019. The Company used the adjusted exercise price to value its derivative liability on its December 31, 2019 financial statements and reporting periods onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”.

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $3.72 to $0.0001 per share on August 12, 2019.  The Company used the adjusted exercise price to value its derivative liability on its September, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. During the year ended March 31, 2020, the Company issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111. The fair value of exercised Series B warrants of $1,010,752 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the year ended March 31, 2020 and March 31, 2019, the Company’s foreign subsidiaries in China cumulatively were operating at loss which resulted in no GILTI tax.

The Company’s net operating loss for the year ended March 31, 2020 amounted to approximately $1.2 million. As of March 31, 2020, the Company’s net operating loss carryforward for U.S. income taxes was approximately $2.5 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2020 and 2019, valuation allowances for deferred tax assets were approximately $0.53 million and $0.27 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, and Yicheng are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Years Ended March 31,
	2020	2019
Current income tax expenses	$59,451	$21,905
Deferred income tax benefits	(26,267)	-
Total income tax expenses	$33,184	$21,905

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended March 31,
	2020	2019
U.S. statutory tax rate	21.0%	21.0%
Differential of PRC statutory tax rate	4.0%	4.0%
Permanent difference of write-off of receivables from guarantee of loans	(15.5)%	-%
Permanent difference of US (income) expenses not (taxable) deductible in PRC	3.4%	(24.1)%
Valuation allowance on deferred income tax asset	(13.1)%	(2.4)%
Others	(0.6)%	(0.4)%
Effective tax rate	(0.8)%	(1.9)%

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020 and 2019, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $1.7 million and $153,000, respectively, which will expire starting from 2023 and ending in 2024. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. Jinkailong’s bad debt allowance are incurred in Company’s PRC subsidiaries which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on allowance for doubtful account of $178,381, and nil related to its operations in the PRC at March 31, 2020 and 2019, respectively.

At March 31, 2019, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization. During the year ended March 31, 2020, the Company utilized deferred tax assets of approximately $27,000 related to the Company’s net operating loss carryforwards.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2020	March 31, 2019
Net operating loss carryforwards in the PRC	$414,996	$30,693
Net operating loss carryforwards in the U.S.	527,365	272,258
Allowance for doubtful account	178,381	-
Less: valuation allowance	(1,120,742)	(302,951)
	$-	$-

As of March 31, 2020 and March 31, 2019, the Company’s PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $8.8 million and $3.4 million, respectively, which will expire in 2023 to 2024. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At March 31, 2020 and 2019, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2020	March 31, 2019
Net operating loss carryforwards in the PRC	$2,206,673	$855,483
Less: valuation allowance	(2,206,673)	(855,483)
	$-	$-

18.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of March 31, 2020, balances due from related parties were $12,341 and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $14,120 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes. The balances due from related parties were all non-interest bearing and due on demand.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	Due to stockholders

This is comprised of amounts payable to two stockholders and are unsecured, interest free and due on demand.

	March 31, 2020	March 31, 2019
Jun Wang	$73,384	$107,233
Xiang Hu	108,711	972,814
Total due to stockholders	$182,095	$1,080,047
Total due to stockholders – discontinued operations	(182,095)	(1,080,047)
Total due to stockholders – continuing operations	$-	$-

3)	Due to related parties and affiliates

	March 31, 2020	March 31, 2019
Loan payable to related parties (i)	$202,487	$95,781
Other payables due to related parties (ii)	-	297,978
Others (iii)	26,478	22,172
Total due to related parties and affiliates	228,965	415,931
Total due to related parties and affiliates – discontinued operations	(76,286)	-
Total due to related parties and affiliates – continuing operations	$152,679	$415,931

(i)	As of March 31, 2020 and 2019, the balances represented borrowings from three related parties, which is unsecured, interest free and due in the fiscal year of 2021. The balance as of March 31, 2019 bore an interest rate of 10% per annum and is due in the fiscal year of 2020.

(ii)	As of March 31, 2019, the balance represented borrowings from two related parties, who obtained borrowings from the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. The balance bore an interest rate of 8.22% per annum and was fully repaid in April 2019.

(iii)	As of March 31, 2020 and 2019, the balances represented $26,478 of payables to three other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the years ended March 31, 2020 and 2019 were $29,944 and $3,246, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2020, the outstanding balances in the discontinued operations were $108,711 and $73,384, respectively.

The Company entered into two office lease agreements which were set to expire on January 1, 2020. On April 1, 2018, the two office leases were modified with the leasing term from April 1, 2018 to March 31, 2021. As of March 31, 2020, operating lease right-of-use assets of these leases in the continuing operations amounted $105,432. As of March 31, 2020, current leases liabilities of these leases in the continuing operations amounted $78,482. As of March 31, 2020, current leases liabilities of these leases in the discontinued operations amounted $53,899. For the years ended March 31, 2020 and 2019, the Company incurred $109,896 and $113,742, respectively, to this related party in rental expenses.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a Company where one of our independent director serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of March 31, 2020, operating lease right-of-use assets of this lease in the continuing operations amounted $130,873. As of March 31, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $73,173 and $88,349, respectively. For the years ended March 31, 2020 and 2019, the Company incurred expense of $41,661 and $13,597 in rent, respectively, to Dingchentai.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, the companies which are controlled by one of the noncontrolling shareholder of Sichuan Jinkailong. During the year ended March 31, 2020, the Company paid automobile maintenance fees of $36,088 and $21,759 to those companies, respectively.

Before the acquisition of Hunan Ruixi, five related parties of Jinkailong borrowed funds of $747,647 through the online P2P lending platform of Sichuan Senmiao and then loaned the money to Jinkailong. As of March 31, 2019, the outstanding balance was $297,978. During the year ended March 31, 2020, Jinkailong repaid all of the loans.  Those loans bore interest rates ranging from 7.68% to 8.22% per annum and the interest expense for the years ended March 31, 2020 and 2019 was $12,184 and $0, respectively.

19.	LEASE

Effective April 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require the Company to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized $246,227 ROU assets and $247,325 lease liabilities, primarily related to leases of facilities. The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. The average remaining operating and finance lease term of its existing leases is 2.1 and 2.3 years, respectively. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's consolidated statement of changes in stockholders' equity or consolidated statements of operations and comprehensive loss.

Lessor

The Company's operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (p), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the year ended March 31, 2020. The Company did not have any automobile rentals operations prior to April 1, 2019, which the Company would have accounted for such revenue under Topic 606 for the year ended March 31, 2019.

Lessee

As of March 31, 2020, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

The Company occupies various offices under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognized the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on an accretion basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

Operating and finance lease expenses are consist of following:

		For the Years Ended
	Classification	March 31, 2020	March 31, 2019
Operating lease cost
Lease expenses	Selling, general and administrative	$378,499	$195,686
Finance lease cost
Amortization of leased asset	Cost of revenue	941,796	-
Amortization of leased asset	General and administrative	791,670
Interest on lease liabilities	Interest expenses on finance leases	373,407	-
Total lease expenses		$2,485,372	$195,686

Operating lease expenses from continuing operations totaled $294,127 and $67,662 for the years ended March 31, 2020 and 2019, respectively. Operating lease expenses from discontinued operations totaled $84,372 and $128,024 for the years ended March 31, 2020 and 2019, respectively. Interest expenses on finance leases from continuing operations totaled $373,407 and $0 for the years ended March 31, 2020 and 2019, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease payments	Finance lease payments	Total
Twelve months ending March 31, 2021	$371,437	$3,985,407	$4,356,844
Twelve months ending March 31, 2022	193,654	2,300,516	2,494,170
Twelve months ending March 31, 2023	124,195	457,690	581,885
Twelve months ending March 31, 2024	93,188	945	94,133
Twelve months ending March 31, 2025	25,223	-	25,223
Total lease payments	807,697	6,744,558	7,552,255
Less: discount	(67,045)	(694,497)	(761,542)
Present value of lease liabilities	740,652	6,050,061	6,790,713
Less: Present value of lease liabilities – discontinued operations	(53,899)	-	(53,899)
Present value of lease liabilities – continuing operations	$686,753	$6,050,061	$6,736,814

20.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2020, the Company has a purchase commitment of 50 automobiles for a total purchase price of approximately $699,000, which is expected to be completed by the end of December 2020.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

In measuring the credit risk of guarantee services to automobile purchasers, the Company primarily reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers default on their payments for more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance when necessary as the Company is the guarantor of the loans.

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak had materially adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and tendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the year ended March 31, 2020, the Company recognized estimated provisions loss of approximately $225,000 for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of March 31, 2020, the maximum contingent liabilities the Company would be exposed to was approximately $18,627,000 (including approximately $497,400 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $13,918,000 as of March 31, 2020, based on the market price and the useful life of such collateral, which represents about 74.7% of the maximum contingent liabilities. As of March 31, 2020, approximately $1,431,000, including interests of $84,000, due to financial institutions, of all the automobile purchases we serviced were past due as a result of the COVID-19 epidemic in China.

The Company has resumed its operation since March 23, 2020. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time. As of the date of this report, the Company’s operation has been adversely affected which resulted in significant decrease in revenue in the quarter ended March 31, 2020 compared with prior quarters in the same fiscal year.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED
CONDENSED BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$2,590	$1,950,347
Due from subsidiaries	2,575,039	1,900,000
Prepayments, other receivables and other assets, net	92,375	208,327
Escrow receivable	-	600,000
Total Current Assets	2,670,004	4,658,674

Other Assets
Intangible assets	750,000	-
Prepayment for intangible asset	-	280,000
Investments in subsidiaries	-	3,718,896
Total Assets	$3,420,004	$8,657,570

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other liabilities	$128,796	$282,172
Derivative liabilities	342,530	-
Total Current Liabilities	471,326	282,172

Other Liabilities
Excess of investments in subsidiaries	144,980	-
Total Liabilities	616,306	282,172

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 29,008,818 and 25,945,255 shares issued and outstanding at March 31, 2020 and 2019, respectively)	2,901	2,595
Additional paid-in capital	27,013,137	23,833,112
Accumulated deficit	(23,704,862)	(15,031,538)
Accumulated other comprehensive loss	(507,478)	(428,771)
Total Senmiao Technology Limited Stockholders' Equity	2,803,698	8,375,398

Total Liabilities and Equity	$3,420,004	$8,657,570

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2020	2019
General and administrative expenses	$(1,215,156)	$(1,098,416)
Other Income, net	359	6,810
Change in fair value of derivative liabilities	1,796,724	-
Equity of losses in subsidiaries	(9,255,252)	(3,458,263)
Net loss	(8,673,325)	(4,549,869)

Foreign currency translation adjustment	(78,707)	(175,010)
Comprehensive loss attributable to stockholders	$(8,752,032)	$(4,724,879)

SENMIAO TECHNOLOGY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(8,673,325)	$(4,549,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	9,255,252	3,458,263
Stock compensation expense	133,150	44,200
Change in fair value of derivative liabilities	(1,796,724)	-
Change in operating assets and liabilities
Prepayments, receivables and other assets	115,952	(168,362)
Accrued expenses and other liabilities	(109,176)	84,890
Net Cash Used in Operating Activities	(1,074,871)	(1,130,878)

Cash Flows from Investing Activities:
Purchase of intangible assets	(470,000)	-
Deposits in intangible assets	-	(280,000)
Working capital contribution for subsidiaries	(5,470,082)	(6,300,000)
Net Cash Used in Investing Activities	(5,940,082)	(6,580,000)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	5,142,124	-
Net proceeds from issuance of common stock upon warrants exercised	111	-
Proceeds borrowed from stockholders	-	154
Repayment of borrowing to stockholders	-	(1,900,000)
Borrowings to subsidiaries	(675,039)	-
Release of escrow receivable	600,000	600,000
Net Cash Provided by (Used in) Financing Activities	5,067,196	(1,299,846)

Net decrease in cash and cash equivalents	(1,947,757)	(9,010,724)
Cash and cash equivalents, beginning of year	1,950,347	10,961,071
Cash and cash equivalents, end of year	$2,590	$1,950,347

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Non-cash Transaction in Investing and Financing Activities
IPO expenses paid by the Company’s stockholders	$-	$70,687
Prepayments in exchange of intangible assets	$280,000	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$3,150,006	$-
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$1,010,752	$-
Issuance of restricted stock units from accrued expenses and other liabilities	$44,200	$-

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)	Basis of presentation

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

b)	Investments in subsidiaries and equity of loss in subsidiaries

The investments in subsidiaries consist of investments in Senmiao Consulting, Hunan Ruixi and Yicheng. The equity losses in subsidiaries consist of equity loss in Senmiao Consulting, Hunan Ruixi and Yicheng.

c)	Stockholders’ equity

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

As of March 31, 2019, the first installment of 6,250 RSUs vested. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

On December 11, 2019, the Board approved the issuance of 30,303 RSUs to each of the Company’s five directors as stock compensation for their services for the Company’s fiscal year ending March 31, 2020.

As of March 31, 2020, the Company issued a total of 169,015 RSUs and accounted for as expenses and charged to common stock.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series B warrants are pre-funded warrants and are being issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). During the year ended March 31, 2020, the Company issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

22.	SUBSEQUENT EVENTS

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”).

Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) is due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. Upon the full payment of the consideration, the Investment will be deemed to be closed (the “Closing”).

As a result of the Investment, the original shareholders’ ownership percentage will be proportionally diluted but Hunan Ruixi will continue to control Jinkailong pursuant to the Voting Agreements.

The JKL Investment Agreement sets performance targets for Jinkailong during a three-year performance commitment period following the Closing. During the performance commitment period, Jinkailong has agreed, and its original shareholders have agreed to cause Jinkailong, to seek to achieve annual revenue for Jinkailong of no less than RMB52 million (approximately $7.4 million), RMB90 million (approximately $12.7 million) and RMB110 million (approximately $15.6 million), respectively, and annual net profit of no less than RMB10 million (approximately $1.4 million), RMB20 million (approximately $2.8 million) and RMB25 million (approximately $3.5 million), respectively, during the first, second and third year of the performance commitment period.

The JKL Investment Agreement also provides Hongyi certain shareholder rights, including, but not limited to, the right to receive any undistributed dividends, a right of first refusal for any equity transfer from the other shareholders of Jinkailong, a tag-along right during the performance commitment period, anti-dilution rights, redemption rights, subscription rights and priority in liquidation or dissolution of Jinkailong. Specifically, pursuant to the redemption right provision in the JKL Investment Agreement, in the event that Jinkailong (i) fails to become public through an IPO for a valuation of no less than RMB350 million (approximately $49.5 million) or merge with a public company for a valuation of no less than RMB300 million (approximately $42.5 million) within the six months following the performance commitment period, (ii) fails to achieve an accumulated net profit of RMB24 million (approximately $3.4 million) for the first two years of the performance commitment period or a net profit of RMB20 million (approximately $2.9 million) for the third year of the performance commitment period, or (iii) has any material and adverse change to its core business, including but not limited to being included in the list of dishonest persons and loss of over one third of its online ride-hailing taxi operating licenses, as well as bankruptcy, liquidation or cessation of operations, Hongyi shall have the right to require certain shareholders of Jinkailong (including Hunan Ruixi) to repurchase all of its equity interest in Jinkailong. Based on a repurchase formula provided for in the JKL Investment Agreement, the maximum repurchase amount that Hunan Ruixi would be subject to is RMB28,320,000 (approximately $4.0 million).

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management's Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2020 due to the following material weaknesses:

•	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;
•	We were lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;
•	We did not establish appropriate backup and restoration plan; and
•	We did not establish and perform periodic review and security monitoring of unauthorized access to the financial system.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2020, we hired Deloitte to help us improve our framework of internal controls, including setting up a risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness and preparing manual of internal control. We also developed an operational and financial system for our Automobile Transaction and Related Services to warn of risks and support management’s ability to make significant decisions. As of March 31, 2020, we have completed the following remediation:

•	We have improved the communication to the Board and obtain proper approval for the material transactions;

•	We have retained an experienced U.S. GAAP consultant to assist us in the financial reporting and complex accounting issues;

•	We have hired an internal audit staff to start our internal audit work.

We plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;

(ii)	improving our internal audit function, internal control policies and monitoring controls based on the work of our internal audit staff; and

(iii)	improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	37	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	32	Chief Financial Officer and Treasurer
Chunhai Li	35	Chief Technology Officer
Haitao Liu	48	Chief Executive Officer of Sichuan Senmiao
Xiaojuan Lin	55	Director
Trent D. Davis	52	Director
Sichun Wang	32	Director
Jie Gao	41	Director

Xi Wen has been serving as President, Secretary and Director of the Company since June 2017, was appointed chairman of the board on July 20, 2017 and our Chief Executive Officer on August 1, 2018. Mr. Wen has over 10 years of experience in finance and investment management. He has been serving as Executive Director of Sichuan Senmiao since February 2017, in charge of all aspects of Senmiao's operations. Immediately prior to joining Senmiao, Mr. Wen served as a director of Chenghexin, where he was responsible for overseeing the operations of the Aihongsen lending platform from May 2015 to February 2017. He also founded Chengdu Fubang Zhuoyue Investment Co. in September 2013 and served as General Manager until May 2015. From January 2009 to August 2013, Mr. Wen was the General Manager of Chengdu Haiyuan Trading Co., Ltd., in charge of the company’s daily operations. Mr. Wen holds a Bachelor’s degree in Business and Economics from Manchester Metropolitan University in Manchester, United Kingdom. Mr. Wen is qualified to serve on our board of directors due to his knowledge of our businesses and expertise in business management, finance and investment.

Xiaoyuan Zhang has been serving as our Chief Financial Officer since September 17, 2018. She has served as a director and the chairperson of the Audit Committee of Color Star Technology Co., Ltd. (Nasdaq: HHT), a provider of online and offline education services in China, since July 2019. Mr. Zhang previously served as Senior Auditor and Assurance Manager of Ernst & Young Hua Ming LLP, Chengdu Branch, from October 2010 to September 2018 where she participated in audits of several public companies listed in China, Hong Kong and Singapore, as well as large state-owned and foreign investment enterprises. Ms. Zhang received her dual bachelor’s degrees in accounting and law from Southwestern University of Finance and Economics in Chengdu, China. Ms. Zhang is an intermediate accountant and a Certified Public Accountant of the Chinese Institute of Certified Public Accountants.

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

Trent D. Davis has been a director of the Company since March 21, 2018. Mr. Davis is currently the Chief Executive Officer of Paulson Investment Company, LLC, which is a boutique investment firm specializing in private equity offerings for small to mid-cap markets. Formerly, from December 2014 to December 2018, Mr. Davis was President and Chief Operating Officer of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small to midsize companies. Currently, Mr. Davis is a Director for INVO Bioscience (OTC: INVOD), which is a medical device company focused on creating simplified, lower cost treatments for patients diagnosed with infertility. Formerly, from September 2016 to August 2019, Mr. Davis was Vice Chairman and Lead Director of Eastside Distilling Inc. (Nasdaq: EAST), a manufacturer of high-quality, master-crafted spirits. As the Lead Independent Director Dataram Corporation (Nasdaq: DRAM), which develops, manufactures, and markets memory products primarily used in enterprise servers and workstations worldwide, from July 2015 to April 2017, Mr. Davis helped the company successfully complete the reverse merger with U.S. Gold Corp (Nasdaq: USAU), a gold exploration and development company. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (Nasdaq: COOL), an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world. From November 2013 until July 2014, Mr. Davis served as the President and Director of Paulson Capital Corp. (Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines (Nasdaq: VBIV). He went on to serve as a member of its Board of Directors and Audit Committee until May 2016. Mr. Davis was also the Chief Executive Officer of Paulson Investment Company, Inc., a subsidiary of Paulson Capital Corp, from July 2005 to October 2014, and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from University of Portland. Mr. Davis is qualified to serve on our board of directors because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

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

Jie Gao has served as a director of the Company since November 8, 2018. She has been the general manager of Hunan Ruixi, our majority owned subsidiary, since February 2018. She has also served as the executive director of Ruixi Leasing, a wholly owned subsidiary of Hunan Ruixi, since April 2018. Prior to that, she was the executive director of Guangdong Hu Mao Sheng Tang Fund Management Co., Ltd., a fund management company, from May 2017 to January 2018, where she was responsible for the establishment and management of the finance and investment department. She served as the project director of finance and investment department of Resgreen Biotechnology Group Co., Ltd., a biotechnology company, from October 2003 to March 2017. Before that, she also served in administrative positions in electronic technology companies in Changsha, Hunan, China. She received an associate’s degree in hotel secretary from Hunan University of Commerce in Changsha, Hunan, China. Ms. Gao is qualified to serve on our board of directors due to her experience in business management, investment and finance.

Family Relationships

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2020 there were no delinquent filers.

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

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2020 and 2019. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xin Chen, Former Chief	2020	—	—	—	—	—	—	—	—
Executive Officer (1)	2019	37,372	—	—	—	—	—	—	37,372	(2)

Xi Wen	2020	156,319	—	31,050	—	—	—	—	187,369	(3)
Chief Executive Officer, Chairman, President and Secretary	2019	20,000	—	5,525	—	—	—	—	25,525	(4)

Rong Zhu, Former Chief Financial	2020	15,833	—	—	—	—	—	—	15,833
Officer and Treasurer, Current Chief Financial Officer and Treasurer of Sichuan Senmiao (5)	2019	19,375	—	—	—	—	—	—	19,375	(6)

Xiaoyuan Zhang, Chief Financial	2020	71,280	—	—	—	—	—	—	71,280
Officer and Treasurer (7)	2019	44,027	—	—	—	—	—	—	44,027	(8)

Chunhai Li, Chief Technology	2020	45,616	—	—	—	—	—	—	45,616
Officer	2019	19,673	—	—	—	—	—	—	19,673

Haitao Liu	2020	71,280	—	—	—	—	—	—	71,280
Chief Executive Officer, Sichuan Senmiao (9)	2019	52,074	—	—	—	—	—	—	52,074	(10)

(1)	Ms. Chen resigned as Chief Executive Officer of the Company on July 31, 2018.
(2)	The amount represents the total compensation Ms. Chen received as Chief Executive Officer of the Company from April 1, 2018 through her resignation on July 31, 2018.
(3)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman and executive officer. Mr. Wen did not receive any compensation for his services as President and Secretary until June 20, 2019.
(4)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman.
(5)	Ms. Zhu resigned as the Chief Financial Officer and Treasurer effective September 17, 2018.
(6)	The amount represents the total compensation Ms. Zhu received as the Company’s Chief Financial Officer and Treasurer through September 17, 2018, the effective date of her resignation. Ms. Zhu is the Chief Financial Officer and Treasurer of Sichuan Senmiao after her resignation.
(7)	Ms. Xiaoyuan Zhang was appointed by the Board to serve as the Chief Financial Officer and Treasurer of the Company upon the resignation of Ms. Rong Zhu.
(8)	The amount represents the total compensation Ms. Zhang received as the Company’s Chief Financial officer and Treasurer from September 17, 2018 through March 31, 2019.
(9)	Mr. Liu was appointed by the Board to serve as the Chief Executive Officer of Sichuan Senmiao upon the resignation of Ms. Xin Chen, effective August 1, 2018.
(10)	The amount represents the total compensation Mr. Liu received as the Chief Executive Officer of Sichuan Senmiao from August 1, 2018 through March 31, 2019.
(11)

Except Mr. Wen’s salaries paid for his services as Chief Executive Officer of the Company, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB6.9472 to US$1.00 for the year ended March 31, 2020 and RMB6.7126 to US$1.00 for the year ended March 31, 2019.

Employment Agreements and Potential Payments Upon Termination

Xi Wen, Chief Executive Officer, Chairman of the Board, President and Secretary

On May 27, 2019, the Company and Mr. Wen entered into an employment agreement (the “Wen Agreement”) to memorialize the compensation arrangement and the other terms of Mr. Wen’s continuing employment with the Company and Sichuan Senmiao. Under the Wen Agreement, Mr. Wen is entitled to the following compensation: (i) an annual salary of US$100,000 for his service as Chief Executive Officer of the Company, payable quarterly in arrears, starting upon the Company’s receipt of proceeds from a financing of at least $1,000,000; (ii) an annual salary of RMB 600,000 (approximately US$87,354) for his service as the Executive Director for Sichuan Senmiao, payable monthly in arrears starting upon the Company’s receipt of proceeds from a financing of at least $1 million; and (iii) a cash bonus of up to US$50,000 for his services as Chief Executive Officer of the Company for the fiscal year ended March 31, 2020 upon satisfaction of the performance targets as reviewed by the Compensation Committee.

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

Xiaoyuan Zhang, Chief Financial Officer and Treasurer

On September 17, 2018, the Company and Ms. Zhang entered into an employment agreement (the “Zhang Agreement”). Under the Zhang Agreement, Ms. Zhang is entitled to an annual salary of RMB540,000 (approximately $78,620) for her services as Chief Financial Officer and Treasurer of the Company. She is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. Her employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

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

Pursuant to the Zhang Agreement, Ms. Zhang may terminate her employment at any time with 30 days’ advance written notice if there is any significant change in her duties and responsibilities or a material reduction in her annual salary. In such case, Ms. Zhang will be entitled to receive compensation equivalent to 3 months of her base salary. In addition, if the Company or its successor terminates the Zhang Agreement upon a merger, consolidation, or transfer or sale of all or substantially all of the assets of the Company with or to any other individual(s) or entity, Ms. Zhang shall be entitled to the following severance payments and benefits upon such termination: (1) a lump sum cash payment equal to 3 months of base salary at a rate equal to the greater of her annual salary in effect immediately prior to the termination, or her then current annual salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of target annual bonus for the year immediately preceding the termination; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months following the termination; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Ms. Zhang.

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

Mr. Li also serves as Chief Technology Officer of Sichuan Senmiao pursuant to an employment agreement with Sichuan Senmiao for a term of three years ending September 11, 2022. Pursuant to the renewed employment agreement with Sichuan Senmiao in September 2019, Mr. Li receives an annual salary of RMB374,004 (approximately US$53,835) for his services and is entitled to benefits under PRC government statutory employee benefit plans.

Haitao Liu, Chief Executive Officer of Sichuan Senmiao

Mr. Liu serves as the Chief Executive Officer of Sichuan Senmiao pursuant to his employment agreement with Sichuan Senmiao, dated August 1, 2018. The term of his employment was for one year, subject to a one-month probation period. He is entitled to a monthly salary of RMB 45,000 (approximately US$6,551) except that he will receive RMB 36,000 (approximately US$5,241) for his probation period. The employment may be terminated (i) by mutual consent, (ii) immediately for cause by Sichuan Senmiao, (iii) for incapacity after non-work related illness or injury by Sichuan Senmiao with a 30-day prior written notice or a one-month salary as severance payment, (iii) by a 30-day prior written notice from Mr. Liu and a three-day prior notice during the probation period, or (iv) immediately for cause by Mr. Liu. In connection with the employment agreement, Mr. Liu and Sichuan Senmiao entered into a confidentiality agreement, pursuant to which Mr. Liu agreed not to release or disclose Sichuan Senmiao's confidential information.

Despite the expiration of his employment agreement, Mr. Liu has agreed to continue to serve as the Chief Executive Officer of Sichuan Senmiao as well as assist to oversee our Automobile Transaction and Related Services after the discontinuation of our P2P business under the same terms of his employment agreement. We expect to enter into a new employment agreement with Mr. Liu reflecting the changes in his responsibilities in the next few months.

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2020, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2020, except that the compensation of Xi Wen as a director is included in “– Summary Compensation Table”:

	Fees earned or paid in cash $	Stock awards $	Option awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $
Xiaojuan Lin	20,000	31,050	-	-	-	-	51,050
Trent Davis	40,000	31,050	-	-	-	-	71,050
Sichun Wang	20,000	20,000	-	-	-	-	40,000
Jie Gao	20,000	20,000	-	-	-	-	40,000

Each of our directors receives an annual retainer of $20,000 except that Mr. Trent receives an annual retainer of $40,000. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

On August 3, 2018, our board of directors approved the grant of 5,000 RSUs to each of our directors then in office as part of their compensation for the fiscal year ended March 31, 2019. The RSUs vest in four equal quarterly installments on August 3, 2018, April 1, 2019, July 1, 2019 and October 1, 2019 or in full upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the RSU agreement, provided that the director remains in service as a director through the applicable vesting date. RSUs will be settled by the Company's issuance of a share of common stock in certificated or uncertificated form upon the earlier of a (i) change in control and (ii) the director’s cessation as a director of the Company due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the director’s death or disability.

As of March 31, 2020, the first installment of RSUs vested and the Company accounted for the vested RSUs as expenses and charged to common stock.. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares.

On December 11, 2019, our board of directors approved the issuance of 30,303 RSUs to each of our directors as stock compensation for their services for the fiscal year ended March 31, 2020. The RSUs either vest on March 31, 2020 in full or upon the occurrence of a change in control of the Company, subject to the terms and conditions set forth in the Agreement, provided that the director receiving such RSUs remains in service as a director through March 31, 2020. RSUs shall be settled by the Company's issuance of a share of common stock in certificated or uncertificated form upon the earlier of (i) March 31, 2020, (ii) change in control and (ii) the director's cessation as a director of the Company due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the director's death or disability.

As of March 31, 2020, all of the RSUs vested and the Company accounted for the vested RSUs as expenses and charged to common stock. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. Total compensation expense for the year ended March 31, 2020 was $133,150.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of the date of this Report, there were 28,839,803 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	10,575,000	36.7%
THS Investment Group Limited (3)	1,687,500	5.9%
HSM Investment Group Limited (4)	1,912,500	6.6%
HSA Investment Group Limited (5)	2,475,000	8.6%
Officers and Directors
Xiaoyuan Zhang	—	—
Haitao Liu	—	—
Chunhai Li	—	—
Xi Wen (6)	1,158,053	4.0%
Xiaojuan Lin (7)	35,303	*
Trent D. Davis (7)	35,303	*
Jie Gao (8)	30,303	*
Sichun Wang (8)	30,303	*
All directors and executive officers as a group (eight individuals)	1,289,265	4.4%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.
(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 10,575,000 shares of common stock of the Company.
(3)	The natural person who exercises voting and dispositive power over the shares held by THS Investment Group Limited is Aiming Hu, who is the parent of Xiang Hu.
(4)	The natural person who exercises voting and dispositive power over the shares held by HSM Investment Group Limited is Chan Wang.
(5)	The natural person who exercises voting and dispositive power over the shares held by HSA Investment Group Limited is Wuyong Luo.
(6)	Includes 1,122,750 shares of common stock of the Company held in the name of Mr. Wen’s spouse and 35,303 shares of common stock underlying 35,303 RSUs, all of which RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(7)

Represents 35,303 shares of common stock underlying 35,303 RSUs, all of which RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(8)	Represents 30,303 shares of common stock underlying 30,303 RSUs, all of which have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In December 2017, Sichuan Senmiao entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to Sichuan Senmiao for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2020, the outstanding balances in the discontinued operations were $108,711 and $73,384, respectively.

During the year end March 31, 2017, we entered into two office lease agreements which were set to expire in January 2020 with Hong Li, a shareholder of Sichuan Senmiao. On April 1, 2018, the two office leases were modified with the leasing term from April 1, 2018 to March 31, 2021. For the years ended March 31, 2020 and 2019, the Company paid $109,896 and $113,742, respectively, to the shareholder in rental expenses.

In September 2019, Hunan Ruixi entered into an office lease agreement which was set to expire in October, 2023 with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a Company where one of our independent director serves as legal representative and general manager. The rent was approximately $44,250 per year, payable on a quarterly basis. For the years ended March 31, 2020 and 2019, the Company incurred expense of $41,661 and $13,597 in rent, respectively, to Dingchentai.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, the companies which are controlled by one of the noncontrolling shareholder of Sichuan Jinkailong. During the year ended March 31, 2020, the Company paid automobile maintenance service fees of an aggregate of $36,088 and $21,759 to those companies, respectively.

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

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2020 and 2019.

Fee Category	Fiscal Year Ended March 31, 2020	Fiscal Year Ended March 31, 2019
Audit Fees (1)	$261,755	$212,664
Audit-Related Fees(2)	$50,000	$35,178
Tax Fees(3)	$22,400	$-
All Other Fees(4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Form of Series A Warrant, Incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.2	Form of Series B Warrant, Incorporated herein by reference to Exhibit 4.2 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.3	Form of Placement Agent Warrant, Incorporated herein by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.4	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*

10.1	Exclusive Business Cooperation Agreement, dated September 18, 2017, by and between Sichuan Senmiao Zecheng Business Consulting Co., Ltd. and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.2	Form of Equity Interest Pledge Agreement by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.3	Exclusive Option Agreement, dated September 18, 2017, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.4	Form of Power of Attorney, incorporated herein by reference to Exhibit 10.4 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.5	Timely Reporting Agreement, dated September 18, 2017, by and between Sichuan Senmiao Ronglian Technology Co., Ltd. and the Company, incorporated herein by reference to Exhibit 10.5 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.7	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Senmiao Consulting, as tenant, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.8	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Sichuan Senmiao, as tenant, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.9	Employment Agreement, dated August 1, 2018, by and between Sichuan Senmiao and Haitao Liu, incorporated herein Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.10	Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.11	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.12	Loan Agreement, effective January 1, 2017, by and between Xiang Hu and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.22 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.13	Loan Agreement, effective January 1, 2017, by and between Jun Wang and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.23 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.14	Investment and Equity Transfer Agreement, dated as of November 21, 2018, by and among Senmiao Technology Limited, Hunan Ruixi Financial Leasing Co., Ltd., Hunan Ruipin Cultural Industry Co., Ltd., Luziyun International Group (Southeast Asia) Shares Limited and Chengdu Little Monkey Information and Technology Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2018

10.15	Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated August 26, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.16	Amendment to Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated October 16, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.17	Collaboration Agreement, dated August 13, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.18	Collaboration Agreement, dated December 6, 2019, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.19	Consulting Service Agreement, dated March 26, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.20	Voting Agreement, dated August 26, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.21	Amendment to the Voting Agreement, dated November 11, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.22	Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2019

10.23	Employment Agreement, dated as of September 17, 2018, by and between the Company and Xiaoyuan Zhang, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2018

10.24	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 18, 2019

10.25	Form of Lock-Up Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 18, 2019

10.26	Form of Leak-Out Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 18, 2019

10.27	Form of Hunan Ruixi Financial Leasing Contract, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.28	Form of Hunan Ruixi Service Agreement, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.29	Form of Jinkailong Automobile Affiliation Agreement, incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.30	Voting Agreement, dated February 13, 2020, by and between Hunan Ruixi Financial Leasing Co., Ltd. and Chengdu Simushi Technology Co., Ltd.*

10.31	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

23.1	Consent of Friedman LLP*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2020	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
Xi Wen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Xiaoyuan Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	July 9, 2020
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	July 9, 2020
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	July 9, 2020
Trent Davis

/s/ Xiaojuan Lin	Director	July 9, 2020
Xiaojuan Lin

/s/ Sichun Wang	Director	July 9, 2020
Sichun Wang

/s/ Jie Gao	Director	July 9, 2020
Jie Gao