Form 10-Q
period 2020-06-30
Senmiao Technology Ltd
filed 2020-08-19
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of August 18, 2020, there were 43,358,818 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management's current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies, including our ability to expand our ride hailing related automobile services in China;
•	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
•	the impact by public health epidemics, including the COVID-19 pandemic as manifested in China, on the industries we operate in and our business, results of operations and financial condition;
•	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth or lack of growth of China's ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	changes in ride-hailing, transportation networks and other fundamental changes in transportation patterns;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and related services business;
•	our relationships with our business partners;
•	competition in the industries in which we operate in China;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$516,598	$833,888
Accounts receivable, net, current portion	788,722	660,645
Inventories	1,097,680	1,000,675
Finance lease receivables, net, current portion	548,438	459,110
Prepayments, other receivables and other assets, net	2,384,606	2,798,780
Due from related parties	46,342	26,461
Current assets - discontinued operations	702,465	826,580
Total current assets	6,084,851	6,606,139

Property and equipment, net
Property and equipment, net	523,870	469,201
Property and equipment, net - discontinued operations	9,146	11,206
Total property and equipment, net	533,016	480,407

Other assets
Operating lease right-of-use assets, net	437,971	473,661
Operating lease right-of-use assets, net, related parties	202,762	236,305
Financing lease right-of-use assets, net	6,424,127	5,440,362
Intangible assets, net	756,871	777,621
Accounts receivable, net, noncurrent	733,687	882,078
Finance lease receivables, net, noncurrent	670,344	734,145
Total other assets	9,225,762	8,544,172

Total assets	$15,843,629	$15,630,718

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Borrowings from financial institutions	$330,682	$226,753
Accounts payable	7,686	4,065
Advances from customers	133,031	90,349
Income tax payable	16,366	16,267
Accrued expenses and other liabilities	2,896,859	2,008,391
Due to related parties and affiliates	150,526	152,679
Operating lease liabilities	145,724	149,582
Operating lease liabilities - related parties	143,596	151,655
Financing lease liabilities	3,995,859	3,473,967
Derivative liabilities	625,510	342,530
Current liabilities - discontinued operations	4,458,892	4,516,292
Total current liabilities	12,904,731	11,132,530

Other liabilities
Borrowings from financial institutions, noncurrent	52,226	64,221
Operating lease liabilities, noncurrent	220,197	297,167
Operating lease liabilities, noncurrent - related parties	79,648	88,349
Financing lease liabilities, noncurrent	3,472,937	2,576,094
Total other liabilities	3,825,008	3,025,831

Total liabilities	16,729,739	14,158,361

Commitments and contingencies

Stockholders' equity (deficiency)
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 29,008,818 shares issued and outstanding at June 30, 2020 and March 31, 2020)	2,901	2,901
Additional paid-in capital	27,013,137	27,013,137
Accumulated deficit	(25,685,348)	(23,704,863)
Accumulated other comprehensive loss	(498,074)	(507,478)
Total Senmiao Technology Limited stockholders' equity	832,616	2,803,697

Non-controlling interests	(1,718,726)	(1,331,340)

Total (deficiency) equity	(886,110)	1,472,357

Total liabilities and equity	$15,843,629	$15,630,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$1,146,916	$5,012,563
Cost of revenues	(621,241)	(4,022,312)
Gross profit	525,675	990,251

Operating expenses
Selling, general and administrative expenses	(2,139,440)	(875,433)
Bad debt expense	(128,612)	(12,738)
Total operating expenses	(2,268,052)	(888,171)

(Loss) income from operations	(1,742,377)	102,080

Other income (expense)
Other (expense) income, net	(6,076)	13,167
Interest expense	(20,648)	(37,039)
Interest expense on finance leases	(226,177)	-
Change in fair value of derivative liabilities	(282,980)	(3,396)
Total other expense, net	(535,881)	(27,268)

(Loss) income before income taxes	(2,278,258)	74,812

Income tax expense	(6,272)	(101,141)

Net loss from continuing operations	(2,284,530)	(26,329)

Net loss from discontinued operations, net of applicable income taxes	(85,654)	(479,103)

Net loss	(2,370,184)	(505,432)

Net loss (income) attributable to non-controlling interests from continuing operations	389,699	(72,928)

Net loss attributable to stockholders	$(1,980,485)	$(578,360)

Net loss	$(2,370,184)	$(505,432)

Other comprehensive income (loss)
Foreign currency translation adjustment	11,717	(86,223)

Comprehensive loss	(2,358,467)	(591,655)

Total comprehensive loss (income) attributable to non-controlling interests	387,386	(44,652)

Total comprehensive loss attributable to stockholders	$(1,971,081)	$(636,307)

Weighted average number of common stock
Basic and diluted	29,008,818	26,121,433

Loss per share - basic and diluted
Continuing operations	$(0.07)	$(0.00)
Discontinued operations	$(0.00)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net (loss) income	-	-	-	(578,360)	-	72,928	(505,432)
Issuance of common stock in registered direct offering net of issuance costs	1,781,360	178	1,991,940	-	-	-	1,992,118
Foreign currency translation adjustment	-	-	-	-	(57,947)	(28,276)	(86,223)
BALANCE, June 30, 2019 (Unaudited)	27,726,615	$2,773	$25,825,052	$(15,609,898)	$(486,718)	$51,996	$9,783,205

	For the Three Months Ended June 30, 2020
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares	Par value	capital	deficit	income (loss)	interest	(deficiency)
BALANCE, March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	-	-	-	(1,980,485)	-	(389,699)	(2,370,184)
Foreign currency translation adjustment	-	-	-	-	9,404	2,313	11,717
BALANCE, June 30, 2020 (Unaudited)	29,008,818	$2,901	$27,013,137	$(25,685,348)	$(498,074)	$(1,718,726)	$(886,110)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,370,184)	$(505,432)
Net loss from discontinued operations	(85,654)	(479,103)
Net loss from continuing operations	(2,284,530)	(26,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	58,085	22,672
Amortization of right-of-use assets	880,785	16,123
Amortization of intangible assets	20,814	12
Bad debt expense	128,612	14,726
Change in fair value of derivative liabilities	282,980	3,396
Change in operating assets and liabilities
Accounts receivable	(94,912)	(1,935,065)
Inventories	(10,647)	(1,068,512)
Prepayments, other receivables and other assets	365,804	(472,506)
Finance lease receivables	(74,350)	(825,500)
Accounts payable	3,609	448,926
Advances from customers	42,437	71,885
Income tax payable	60	96,593
Accrued expenses and other liabilities	564,708	429,892
Operating lease liabilities	(81,842)	(33,035)
Operating lease liabilities - related parties	(18,502)	-
Net cash used in operating activities from continuing operations	(216,889)	(3,256,722)
Net cash provided by (used in) operating activities from discontinued operations	183,832	(505,086)
Net Cash Used in Operating Activities	(33,057)	(3,761,808)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,891)	(375,077)
Prepayment of intangible assets	-	(320,000)
Net cash used in investing activities from continuing operations	(4,891)	(695,077)
Net cash used in investing activities from discontinued operations	(70)	-
Net Cash Used in Investing Activities	(4,961)	(695,077)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	-	5,142,124
Repayments of borrowing from third parties	-	(322,406)
Borrowings from financial institutions	122,406	-
Loan to related party	(19,693)	-
Repayments to related parties and affiliates	(4,155)	(39,376)
Repayments of current borrowings from financial institutions	(23,739)	(47,703)
Principal payments of finance lease liabilities	(376,670)	-
Net cash provided by (used in) financing activities from continuing operations	(301,851)	4,732,639
Net cash provided by financing activities from discontinued operations	7,233	208,274
Net Cash Provided by (Used in) Financing Activities	(294,618)	4,940,913

Effect of exchange rate changes on cash and cash equivalents	10,239	(66,413)

Net (decrease) increase in cash and cash equivalents	(322,397)	417,615
Cash and cash equivalents, beginning of period	844,028	5,020,510
Cash and cash equivalents, end of period	521,631	5,438,125

Less: Cash and cash equivalents from discontinued operations	(5,033)	(547,602)

Cash and cash equivalents from continuing operations, end of period	$516,598	$4,890,523

Supplemental Cash Flow Information
Cash paid for interest expense	$20,648	$33,878
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
IPO expenses paid by the Company’s stockholders	$-	$70,687
Assumption of net liabilities of Hunan Ruixi, excluding cash and cash equivalents	$-	$149,680
Prepayment in exchange of intangible assets	$-	$41,033
Recognition of right-of-use assets and lease liabilities	$1,780,027	$386,039
Acquisition of equipment through prepayment and financing lease receivables offset	$85,455	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$-	$4,152,751

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company provides automobile transaction and related services focusing on the ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd. (“Ruixi Leasing”), and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). The Company previously operated an online lending platform in China through its VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise borrowers. As described further below, the Company ceased its online lending services business in October 2019.

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

On October 17, 2019, the Board of Directors of the Company (the “Board”) approved a plan (the “Plan”) prepared by the Company’s executive officers for the Company to discontinue and wind down its online P2P lending services business. In connection with the Plan, the Company ceased facilitation of loan transactions on its online lending platform and assumed all the outstanding loans from investors on the platform. The decision and action taken by the Company to discontinue the online P2P lending services business represented a major shift that had a material effect on the Company’s operations and financial results, which triggered discontinued operations accounting in accordance with ASC 205-20-45. See Note 4 – discontinued operations.

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

The Company has concluded that it should consolidate the financial statements with Sichuan Senmiao because it is Sichuan Senmiao’s primary beneficiary based on the Power of Attorney from the Sichuan Senmiao Shareholders, who assigned their rights as shareholders of Sichuan Senmiao to Senmiao Consulting, the Company’s wholly-owned subsidiary. These rights include, but are not limited to, attending shareholders’ meetings, voting on matters submitted for shareholder approval and appointing legal representatives, directors, supervisors and senior management of Sichuan Senmiao. As a result, the Company, through Senmiao Consulting, is deemed to hold all of the voting equity interests in Sichuan Senmiao. Pursuant to Exclusive Business Cooperation Agreement, Senmiao Consulting shall provide complete technical support, business support and related consulting services for 10 years. Though not explicit in the VIE Agreements, the Company may provide financial support to Sichuan Senmiao to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan to provide financial support to Sichuan Senmiao were considered in determining that the Company is the primary beneficiary of Sichuan Senmiao. Accordingly, the financial statements of Sichuan Senmiao are consolidated in the accompanying unaudited condensed consolidated financial statements.

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

The Company has concluded that it should consolidate the financial statements with Jinkailong because it is Jinkailong’s primary beneficiary based on the Voting Agreement. Though not explicit in the Voting Agreement by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, the Company may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreement and the Company’s plan to provide financial support to Jinkailong were considered in determining that the Company is the primary beneficiary of Jinkailong. Accordingly, management has determined that Jinkailong is a VIE and the financial statements of Jinkailong are consolidated in the Company’s unaudited condensed consolidated financial statements.

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2020 and March 31, 2020 are as follows:

	June 30, 2020	March 31, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$212,141	$247,671
Accounts receivable, net, current portion	121,613	66,768
Prepayments, other receivables and other assets, net	1,356,700	1,500,784
Other receivable- intercompany	-	2,211
Due from related parties	46,342	26,461
Current assets - discontinued operations (1)	1,359,992	1,363,972
Total current assets	3,096,788	3,207,867

Property and equipment, net:
Property and equipment, net	310,579	317,427
Property and equipment, net - discontinued operations	3,016	3,895
Total property and equipment, net	313,595	321,322

Other assets:
Operating lease right-of-use assets, net	299,424	317,258
Operating lease right-of-use assets, net, related parties	38,029	50,213
Financing lease right-of-use assets, net	6,102,380	5,440,362
Accounts receivable, net, noncurrent	596,477	720,916
Total other assets	7,036,310	6,528,749

Total assets	$10,446,693	$10,057,938

Current liabilities:
Borrowings from financial institutions	$330,682	$226,753
Accounts payable	2,581	4,018
Advances from customers	18,965	34,374
Income tax payable	16,145	16,106
Accrued expenses and other liabilities	2,429,192	1,632,617
Other payable - intercompany	5,208,428	5,143,463
Due to related parties and affiliates	150,526	152,679
Operating lease liabilities	74,611	78,981
Operating lease liabilities - related parties	38,029	37,378
Financing lease liabilities	3,882,937	3,473,967
Current liabilities - discontinued operations (2)	7,584,508	7,561,603
Total current liabilities	19,736,604	18,361,939

Other liabilities:
Borrowings from financial institutions, noncurrent	46,564	58,572
Operating lease liabilities, noncurrent	220,197	231,825
Financing lease liabilities, noncurrent	3,264,112	2,576,094
Total other liabilities	3,530,873	2,866,491

Total liabilities	$23,267,477	$21,228,430

(1)	Includes intercompany receivables of $660,134 and $543,446 as of June 30, 2020 and March 31, 2020, respectively.

(2)	Includes intercompany payables of $3,274,230 and $402,406 as of June 30, 2020 and March 31, 2020, respectively.

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's unaudited condensed consolidated financial statements for the three months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$656,345	$901,123
Net revenue from discontinued operations	$2,080	$87,926
(Loss) income from operations from continuing operations	$(1,393,669)	$480,400
Loss from operations from discontinued operations	$(86,358)	$(317,379)
Net (loss) income from continuing operations attributable to stockholders	$(1,179,332)	$212,856
Net loss from discontinued operations attributable to stockholders	(86,689)	(303,050)
Net loss attributable to stockholders	$(1,266,021)	$(90,194)

2.	LIQUIDITY

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

Since January 2020, all provinces across the mainland China have confirmed thousands of infection cases of the novel coronavirus (COVID-19). The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China, which has significantly impacted the Chinese economy. In March 2020, the World Health Organization declared the COVID-19 as a pandemic. The Company has resumed its operation since March 23, 2020 and its business, results of operations, and financial condition have been adversely affected. The Company engages in providing automobile transaction and related service to ride hailing drivers. Although the online ride-hailing market in Chengdu and Changsha is recovering slowly, the Company’s revenue and net loss for the three months ended June 30, 2020 significantly decreased and increased, respectively, compared with the same period in 2019.

The Company’s business is capital intensive. The Company had accumulated deficit of approximately $25.7 million and negative working capital was approximately $6.8 million as of June 30, 2020, and negative operating cash flows of approximately $217,000 from continuing operations for the three months ended June 30, 2020.

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) is due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. Such investment from Hongyi will provide additional cash flow of approximately $7.0 million to support the Company’s working capital need.

On August 6, 2020, the Company completed a public offering by the sales of 12,000,000 shares of the Company’s common stock at $0.50 per share, pursuant to an underwriting agreement (the “Underwriting Agreement”) with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several underwriters named therein (the “Underwriters”). As a result, the Company raised approximately $5.3 million, net of underwriting discounts and commissions and offering expenses, to support the Company’s working capital need.

Pursuant to the Underwriting Agreement, on August 13, 2020, the Underwriters exercised their over-allotment option to purchase an additional 1,800,000 shares of common stock of the Company at $0.50 per share, generating proceeds of $0.8 million net of underwriters’ discounts and commissions and offering expenses.

After the completion of the public offering and assuming the consummation of the Investment, the Company expects its working capital to change from a deficit of approximately $6.8 million to a positive working capital of approximately $6.3 million.

In addition, management has determined that in order to continue to sustain its ability to support the Company’s working capital requirements, the Company will consider supplementing its available sources of funds through the following:

•	cash and cash equivalents generated from operations; and

•	the Company will, as and when needed or appropriate, seek financing via the issuance of debt, equity or equity-linked securities to support its working capital.

Furthermore, the Company also provides guarantee services to automobile purchasers. As of June 30, 2020, the maximum contingent liabilities the Company would be exposed to was approximately $17,356,000 (including approximately $404,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $12,273,000 as of June 30, 2020, based on the market price and the useful life of such collateral, which represents about 70.7% of the maximum contingent liabilities. Historically, the default rate from the automobile purchasers were approximately 10% due to the impact of COVID-19 during the quarter ended March 31, 2020. The Company believes such rate will be stabilized or lower as the economy in the PRC were gradually recovering and the contingent liabilities of the guarantee services will not be significantly affected the Company’s cash flows.

Based on the above considerations, management is of the opinion that the Company has sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the date of this report. However, there is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service industry, (vi) the possibility that the Company’s operating results could continue to deteriorate due to COVID-19 or otherwise, (vii) that financial institutions in China may not able to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plan and could have a material adverse effect on the Company’s viability and results of operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of June 30, 2020 and for the three months ended June 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on July 9, 2020.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2020, its unaudited results of operations for the three months ended June 30, 2020 and 2019, and its unaudited cash flows for the three months ended June 30, 2020 and 2019, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The reporting currency of the Company and its subsidiaries and VIEs is U.S. dollars (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2020	March 31, 2020
Balance sheet items, except for equity accounts	7.0655	7.0824

	For the Three Months Ended June 30,
	2020	2019
Items in the statements of operations and comprehensive loss, and statements of cash flows	7.0701	6.8237

(d)	Use of estimates

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and March 31, 2020:

	Carrying Value at June 30, 2020	Fair Value Measurement at June 30, 2020
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$625,510	$-	$-	$625,510

	Carrying Value at March 31, 2020	Fair Value Measurement at March 31, 2020
		Level 1	Level 2	Level 3
Derivative liabilities	$342,530	$-	$-	$342,530

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2020 and for the year ended March 31, 2020:

	For the Three Months Ended June 30, 2020	For the Year Ended March 31, 2020
	(Unaudited)
Beginning balance	$342,530	$-
Derivative liabilities recognized at grant date on June 20, 2019	-	3,150,006
Change in fair value of derivative liabilities	282,980	(1,796,724)
Fair value of Series B warrants exercised	-	(1,010,752)
Ending balance	$625,510	$342,530

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

The Company’s Series A and Series B warrants and the placement agent warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), March 31, 2020 and June 30, 2020.

	June 20, 2019
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	1,116,320	142,509
Valuation date	6/20/2019	6/20/2019	6/20/2019
Exercise price	$3.72	$3.72	$3.38
Stock price	$2.80	$2.80	$2.80
Expected term (year)	4.00	1.00	4.00
Risk-free interest rate	1.77%	1.91%	1.77%
Expected volatility	86%	91%	86%

	March 31, 2020
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	3,132	142,509
Valuation date	3/31/2020	3/31/2020	3/31/2020
Exercise price	$1.50	$0.0001	$3.38
Stock price	$0.44	$0.44	$0.44
Expected term (year)	3.22	0.22	3.22
Risk-free interest rate	0.30%	0.11%	0.30%
Expected volatility	122%	127%	122%

	June 30, 2020
	Series A Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	142,509
Valuation date	06/30/2020	06/30/2020
Exercise price	$1.50	$3.38
Stock price	$0.74	$0.74
Expected term (year)	2.97	2.97
Risk-free interest rate	0.18%	0.18%
Expected volatility	121%	121%

As of June 30, 2020 and March 31, 2020, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The noncurrent portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because of the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2020 and March 31, 2020.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(f)	Business combinations and non-controlling interests

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 "Business Combinations." The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by the Company and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the unaudited condensed consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the unaudited condensed consolidated income statements.

For the Company's non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations and comprehensive loss. Cash flows related to transactions with non-controlling interests are presented under financing activities in the unaudited condensed consolidated statements of cash flows.

(g)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services. During the year ended March 31, 2019, the Company acquired Hunan Ruixi and Jinkailong and evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Note 3(p). The Company has discontinued the online P2P lending services segment and has only one segment in the periods after October 17, 2019.

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

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and March 31, 2020, allowance for doubtful accounts amounted to $380,597 and $379,689, respectively.

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

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and March 31, 2020, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of June 30, 2020 and March 31, 2020, finance lease receivables consisted of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
Gross minimum lease payments receivable	$1,665,003	$1,606,230
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	1,665,003	1,606,230
Less: Allowance for uncollectible minimum lease payments receivable	-	-
Net minimum lease payments receivable	1,665,003	1,606,230
Less: Unearned interest	(446,221)	(412,975)
Financing lease receivables, net	$1,218,782	$1,193,255
Finance lease receivables, net, current portion	$548,438	$459,110
Finance lease receivables, net, noncurrent portion	$670,344	$734,145

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2020 are as follows:

Minimum future
payments receivable
Twelve months ending June 30, 2021	$596,230
Twelve months ending June 30, 2022	661,173
Twelve months ending June 30, 2023	346,022
Twelve months ending June 30, 2024	61,578
Total	$1,665,003

(l)	Property and equipment, net

Property and equipment primarily consist of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	3 - 4 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2020 and 2019, there was no impairment of property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2020 and 2019, there was no impairment of intangible assets.

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

As of June 30 2020, the Company had outstanding contracts for automobile transaction and related services amounting to $910,915, of which $388,256 is expected to be completed within twelve months after June 30, 2020, and $522,659 is expected to be completed after June 30, 2021.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Revenues from sales of automobiles	$339,845	$3,980,111
- Operating lease revenues from automobile rentals	408,479	-
- Service fees from automobile purchase services	85,539	656,326
- Facilitation fees from automobile transactions	1,600	101,499
- Service fees from management and guarantee services	112,558	86,815
- Financing revenues	42,030	14,143
- Other service fees	156,865	173,669
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	1,146,916	5,012,563

Online Lending Services (Discontinued Operations)
- Transaction fees	1,013	56,975
- Service fees	1,067	13,544
- Website development revenue	-	11,358
Total revenues from Online Lending Services (Discontinued Operations)	2,080	81,877

Total revenues	$1,148,996,	$5,094,440

Automobile transaction and related services

Sales of automobiles – The Company generates revenue from sales of automobiles to the customers of Jinkailong and Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong, who acts on behalf of its customers. The Company recognizes revenues when the automobile is delivered and control is transferred to the purchaser at a point in time.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2020, the Company's pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2020 and March 31, 2020. As of June 30, 2020, the calendar years ended December 31, 2015 through 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(r)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the unaudited condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

On April 1, 2019, the Company adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of twelve months or less are not required to be recognized. Lessor accounting is generally the same under ASC 842 as compared to ASC 840 except with an additional requirement to assess collectability to support classification as a direct financing lease. Also, in order to derecognize the asset and record revenue, collection of payments due must be probable for sales-type leases and the lessees of sales-type leases will need to obtain control over the leased asset.

The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease a single lease component. The impact of the adoption of the ASC 842, as of April 1, 2019, the Company recognized $246,227 ROU assets and $247,325 lease liabilities, primarily related to operating leases of facilities. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of April 1, 2019, with no related impact on the Company's unaudited condensed consolidated statement of changes in stockholders' equity or unaudited condensed consolidated statements of operations and comprehensive loss.

Beginning in the year ended March 31, 2020, the Company entered into certain agreements as a lessor under which it leased automobiles for a short-term period (usually under 12 months) to ride hailing car service drivers. The Company also entered into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended June 30, 2020 and 2019, the Company recognized impairment loss of $13,172 and $0, respectively, on its finance lease ROU assets.

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On June 30, 2020 and March 31, 2020, approximately $722 and $2,600, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On June 30, 2020 and March 31, 2020, approximately $503,000 and $820,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out entirely in mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the social, political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in PRC government laws, rules and policies with respect to, among other matters, the response to the COVID-19 pandemic, anti-inflationary measures, currency conversion and remittance of currency outside of China, rates and methods of taxation and other factors.

b.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company only commenced the automobile transaction and related services since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2020 and March 31, 2020, the Company provided an allowance for doubtful accounts of $380,597 and $379,689, respectively. For the three months ended June 30, 2020 and 2019, the Company wrote off accounts receivable of $110,828 and $0, respectively, which represents due from automobile purchasers.

In measuring the credit risk of accounts receivables due from the borrowers and investors (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customer on its contractual obligations and considers the current financial position of the P2P customer and the risk exposures to the P2P customer and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors would pay the service fee within one year upon receipt of their investment returns. On October 17, 2019, the Board approved the Plan for the Company to discontinue and wind down its online lending services business. For the three months ended June 30, 2020, no additional accounts receivable were written-off.

2)	Foreign currency risk

As of June 30, 2020 and March 31, 2020, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $503,000 and $818,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. As of June 30, 2020, RMB were appreciated from 7.08 RMB into US$1.00 at March 31, 2020 to 7.06 RMB into US$1.00 at June 30, 2020.

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

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard.  The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   The Company has not early adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company does not believe the adoption of this ASU would have a material effect on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the winding down of the Company’s online P2P lending services business on October 17, 2019, and the Company recognized $3,977,848 provision for doubtful accounts as of June 30, 2020 in related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three months ended June 30, 2020.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the unaudited condensed consolidated balance sheets as of June 30, 2020.

Carrying amounts of major classes of assets included as part of discontinued operations:

	June 30,	March 31,
	2020	2020
	(Unaudited)
Current assets
Cash and cash equivalents	$5,033	$10,139
Prepayments, other receivables and other assets, net	697,432	816,441
Total current assets	702,465	826,580

Property and equipment, net	9,146	11,206

Total assets	$711,611	$837,786

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	June 30,	March 31,
	2020	2020
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$4,133,723	$4,204,012
Due to stockholders	183,822	182,095
Due to related parties and affiliates	87,319	76,286
Lease liabilities	54,028	53,899
Total current liabilities	4,458,892	4,516,292

Total liabilities	$4,458,892	$4,516,292

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for three months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$2,080	$81,877

Operating expenses
Selling, general and administrative expenses	(88,438)	(564,929)
Amortization of intangible assets	-	(15,126)
Total operating expenses	(88,438)	(580,055)

Loss from discontinued operations	(86,358)	(498,178)

Other income, net	704	19,075

Loss before income taxes	(85,654)	(479,103)

Income tax expenses	-	-

Net loss attributable to stockholders	$(85,654)	$(479,103)

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of June 30, 2020 and March 31, 2020, accounts receivable were comprised of the following:

	June 30,	March 31
	2020	2020
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$1,149,341	$1,172,765
Receivables of service fees due from automobile purchasers	839,288	854,730
Less: Unearned interest	(85,623)	(105,083)
Less: Allowance for doubtful accounts	(380,597)	(379,689)
Accounts receivable, net	$1,522,409	$1,542,723

Accounts receivable, net, current portion	$788,722	$660,645
Accounts receivable, net, noncurrent portion	$733,687	$882,078

Movement of allowance for doubtful accounts is as follows:

	June 30, 2020	March 31, 2020
	(Unaudited)
Beginning balance	$379,689	$-
Addition	110,828	1,797,816
Write off	(110,828)	(1,410,736)
Translation adjustment	908	(7,391)
Ending balance	$380,597	$379,689

6.	INVENTORIES

	June 30, 2020	March 31, 2020
	(Unaudited)
Automobiles (i)	$1,097,680	$1,000,675

(i)	As of June 30, 2020, the Company owned one automobile with a value of $11,899 for financing lease, four automobiles with a total value of $37,427 for operating lease, and 77 automobiles with a total value of $1,048,354 for either leasing or sale.

As of June 30, 2020 and March 31, 2020, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

7.	PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of June 30, 2020 and March 31, 2020, the prepayments, receivables and other assets were comprised of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$693,449	$811,504
Due from automobile purchasers, net (ii)	1,098,334	1,385,352
Prepayments for automobiles (iii)	143,004	365,932
Deposits	488,984	489,638
Value added tax (“VAT”) recoverable	121,694	146,964
Prepaid expenses	472,460	331,319
Employee advances	18,215	11,937
Others	45,898	72,575
Total prepayments, receivables and other assets	3,082,038	3,615,221
Total prepayments, receivables and other assets - discontinued operations	(697,432)	(816,441)
Total prepayments, receivables and other assets - continuing operations	$2,384,606	$2,798,780

(i)	Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the platform, which will be collected from related borrowers. As of June 30, 2020 and March 31, 2020, the Company recorded allowance of $3,697,624 and $3,688,800, respectively, against doubtful receivables.

(ii)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of June 30, 2020 and March 31, 2020, the Company recorded allowance of $359,649 and $347,954, respectively, against doubtful receivables. During the three months ended June 30, 2020 and 2019, the Company wrote off balance due from automobile purchasers of $17,784 and $0, respectively.

(iii)	Prepayments for automobiles

The balance represented amounts advanced to dealers for automobiles and to other third parties for automobiles related taxes and insurances.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
Leasehold improvements	$178,084	$177,659
Electronic devices	44,109	40,720
Office equipment, fixtures and furniture	79,647	79,271
Vehicles	429,732	320,949
Subtotal	731,572	618,599
Less: accumulated depreciation and amortization	(198,556)	(138,192)
Total property and equipment, net	533,016	480,407
Total property and equipment, net - discontinued operations	(9,146)	(11,206)
Total property and equipment, net - continuing operations	$523,870	$469,201

Depreciation and amortization expense from continuing operations for the three months ended June 30, 2020 and 2019 amounted to $58,085 and $22,672, respectively. Depreciation and amortization expense from discontinued operations for the three months ended June 30, 2020 and 2019 amounted to $2,205 and $2,850, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2020	March 31, 2020
	(Unaudited)
Platform	$1,103,181	$1,100,549
Software	815,471	815,315
Subtotal	1,918,652	1,915,864
Less: Accumulated amortization	(1,161,781)	(1,138,243)
Total intangible assets, net	$756,871	$777,621

Amortization expense from continuing operations totaled $20,814 and $12 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense from discontinued operations totaled $0 and $15,140 the three months ended June 30, 2020 and 2019, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending June 30, 2021	$83,263
Twelve months ending June 30, 2022	83,263
Twelve months ending June 30, 2023	83,263
Twelve months ending June 30, 2024	75,832
Thereafter	431,250
Total	$756,871

10.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

The borrowings from certain financial institutions in China represented the short-term loans from an insurance institution of $113,558 and the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $269,350 as of June 30, 2020. Such borrowings totaled $382,908 and $290,974 bearing interest rates ranging between 6.2% and 8.1% per annum as of June 30, 2020 and March 31, 2020, respectively, of which $52,226 and $64,221, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended June 30, 2020 and 2019 was $20,648 and $10,238, respectively.

11.	ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2020	March 31, 2020
	(Unaudited)
Payables to investors of online lending platform (i)	$3,674,455	$3,668,957
Accrued payroll and welfare	1,047,779	890,912
Other payable (ii)	169,057	83,810
Loan repayments received on behalf of financial institutions (iii)	449,033	374,535
Payables for expenditures on automobile transaction and related services	413,467	373,026
Accrued expenses	178,192	104,264
Deposits	884,827	543,843
Other taxes payable	213,772	173,056
Total accrued expenses and other liabilities	7,030,582	6,212,403
Total accrued expenses and other liabilities - discontinued operations	(4,133,723)	(4,204,012)
Total accrued expenses and other liabilities - continuing operations	$2,896,859	$2,008,391

(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.

(ii)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(iii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

12.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $30,675 and $42,912 for the three months ended June 30, 2020 and 2019, respectively, for continuing operations of the Company. The contributions made by the Company were $9,849 and $51,079 for the three months ended June 30, 2020 and 2019, respectively, for the Company’s discontinued operations.

As of June 30, 2020 and March 31, 2020, the Company did not make adequate employee benefit contributions in the amount of $197,265 and $170,856, respectively, for continuing operations of the Company. As of June 30, 2020 and March 31, 2020, the Company did not make adequate employee benefit contributions in the amount of $462,747 and $454,151, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

13.	EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock (“Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80  per share and is not exercisable for a period of 180 days from March 16, 2018. On March 15, 2019, the underwriters elected to exercise 300,000 Purchase Warrants on a cashless basis in exchange for common stock. On April 5, 2019, the Company issued a total of 65,855 shares of common stock to the underwriters as a result of the cashless exercise of 300,000 Underwriter’s Warrants. As the date of June 30, 2020, there were 37,940 Underwriter’s Warrants outstanding.

Registered Direct Offering Warrants

The Company adopted the provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in connection with the direct equity offering with exercise prices denominated in US dollars are no longer considered indexed to the Company’s stock, as their exercise price is not in the Company’s functional currency (RMB), and therefore no longer qualify for the scope exception and must be accounted for as a derivative. These warrants are classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.”

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 86%; risk free interest rate 1.77%; dividend yield of 0% and expected term of 4 years of the Investor Series A Warrants, 1 year of the Series B Warrants, and 4 years of the placement agent warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $2.80 on the date the warrants were issued. Net proceeds were allocated as the follows:

Warrants	$3,150,006
Common stock	1,992,118
Total net proceeds	$5,142,124

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three months ended June 30, 2020, the change of fair value was a loss of $282,980, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since March 31, 2020. During the three months ended June 30, 2019, the change of fair value was a loss of $3,396, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since granted. The fair value of derivative instrument of $1,010,752 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. At June 30, 2020 and March 31, 2020, the fair value of the derivative instrument totaled $625,510 and $342,530, respectively.

The Company has outstanding warrants as following:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(1,113,188)	(1,113,188)	-	-
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	-	-	-	-
Forfeited	(3,132)	(3,132)	-	-
Exercised	-	-	-	-
Balance, June 30, 2020 (Unaudited)	1,516,470	1,516,470	$1.76	2.97

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

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted pursuant to this formula from $3.72 to $1.50 per share on December 20, 2019. The Company used the adjusted exercise price to value its derivative liability on its December 31, 2019 financial statements and reporting periods onwards with changes in fair value of warrant liabilities from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The exercise price of the Series A warrant was further adjusted to $0.50 per share on August 7, 2020 as a result of the Company’s issuance of common shares in its underwritten public offering in August 2020, which will be recorded in the financial statements in the three months ended September 30, 2020. In addition, the exercise price of the placement agent warrants from the June 2019 registered direct offering was voluntarily adjusted by the Company from $3.72 to $0.50 per share on August 18, 2020.

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $3.72 to $0.0001 per share on August 12, 2019.  The Company used the adjusted exercise price to value its derivative liability on its September 30, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. As of June 30, 2020, the Company has issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

14.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2020 and 2019, the Company’s foreign subsidiaries in China cumulatively were operating at loss which resulted in no GILTI tax.

The Company’s net operating loss for the three months ended June, 2020 amounted to approximately $0.3 million. As of June 30, 2020, the Company’s net operating loss carryforward for U.S. income taxes was approximately $2.8 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of June 30 and March 31, 2020, valuation allowances for deferred tax assets were approximately $0.60 million and $0.53 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, and Yicheng are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Current income tax expenses	$6,272	$101,141
Deferred income tax benefits	-	-
Total income tax expenses	$6,272	$101,141

As of June 30, 2020 and March 31, 2020, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $3.0 million and $1.7 million, respectively, which will expire starting from 2023 and ending in 2024. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $743,473 and $414,996 related to its operations in the PRC at June 30, 2020 and March 31, 2020, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $180,386 and $178,381 related to its operations in the PRC at June 30, 2020 and March 31, 2020, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2020	March 31, 2020
	(Unaudited)
Net operating loss carryforwards in the PRC	$743,473	$414,996
Net operating loss carryforwards in the U.S.	595,651	527,365
Allowance for doubtful account	180,386	178,381
Less: valuation allowance	(1,519,510)	(1,120,742)
	$-	$-

As of June 30, 2020 and March 31, 2020, the Company’s PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $9.2 million and $8.8 million, respectively, which will expire in 2023 to 2024. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At June 30, 2020 and March 31, 2020, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2020	March 31, 2020
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,307,018	$2,206,673
Less: valuation allowance	(2,307,018)	(2,206,673)
	$-	$-

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of June 30, 2020 and March 31, 2020, balances due from related parties were $32,189 and $12,341, respectively, and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $14,153 and $14,120 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes as of June 30, 2020 and March 31, 2020, respectively. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

This is comprised of amounts payable to two stockholders and are unsecured, interest free and due on demand.

	June 30, 2020	March 31, 2020
	(Unaudited)
Jun Wang	$73,560	$73,384
Xiang Hu	110,262	108,711
Total due to stockholders	$183,822	$182,095
Total due to stockholders – discontinued operations	(183,822)	(182,095)
Total due to stockholders – continuing operations	$-	$-

3)	Due to related parties and affiliates

	June 30, 2020	March 31, 2020
	(Unaudited)
Loan payable to related parties (i)	$211,305	$202,487
Others (ii)	26,540	26,478
Total due to related parties and affiliates	237,845	228,965
Total due to related parties and affiliates – discontinued operations	(87,319)	(76,286)
Total due to related parties and affiliates – continuing operations	$150,526	$152,679

(i)	As of June 30, 2020 and March 31, 2020, the balances represented borrowings from three related parties, which are unsecured, interest free and due in the fiscal year of 2021.

(ii)	As of June 30, 2020 and March 31, 2020, the balances represented $26,540 and 26,478, respectively of payables to three other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three months ended June 30, 2020 and 2019 were $0 and $13,627, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of June 30, 2020, the outstanding balances to these two stockholders in the discontinued operations were $110,262 and $73,560, respectively. As of March 31, 2020, the outstanding balances in the discontinued operations to these two stockholders were $108,711 and $73,384, respectively.

The Company entered into two office lease agreements which were set to expire on January 1, 2020. On April 1, 2018, the two office leases were modified with the leasing term from April 1, 2018 to March 31, 2021. As of June 30, 2020 and March 31, 2020, operating lease right-of-use assets of these leases in the continuing operations amounted $79,850 and $105,432, respectively. As of June 30, 2020 and March 31, 2020, current leases liabilities of these leases in the continuing operations amounted $79,850 and $78,482, respectively. As of June 30, 2020 and March 31, 2020, current leases liabilities of these leases in the discontinued operations amounted $54,028 and $53,899, respectively. For the three months ended June 30, 2020 and 2019, the Company incurred $26,996 and $27,971, respectively, to this related party in rental expenses.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a Company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of June 30, 2020 and March 31, 2020, operating lease right-of-use assets of this lease in the continuing operations amounted $122,912 and $130,873, respectively. As of June 30, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $63,746 and $79,648, respectively. As of March 31, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $73,173 and $88,349, respectively. For the three months ended June 30, 2020 and 2019, the Company incurred expense of $10,234 and $10,604 in rent to Dingchentai, respectively.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Sichuan Jinkailong. During the three months ended June 30, 2020, the Company paid automobile maintenance fees of $28,647 and $29,717 to those companies as mentioned above, respectively.

16.	LEASE

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

Lessee

As of June 30, 2020 and March 31, 2020, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of June 30, 3030, the average remaining operating and finance lease term of its existing leases is 1.8 and 2.1 years, respectively.

Operating and finance lease expenses consist of following:

		For the Three months Ended
	Classification	June 30, 2020	June 30, 2019
		(Unaudited)	(Unaudited)
Operating lease cost
Lease expenses	Selling, general and administrative	$106,196	$82,738
Finance lease cost
Amortization of leased asset	Cost of revenue	276,519	-
Amortization of leased asset	General and administrative	533,382	-
Interest on lease liabilities	Interest expenses on finance leases	226,177	-
Total lease expenses		$1,142,274	$82,738

Operating lease expenses from continuing operations totaled $77,708 and $54,056 for the three months ended June 30, 2020 and 2019, respectively. Operating lease expenses from discontinued operations totaled $28,488 and $28,682 for the three months ended June 30, 2020 and 2019, respectively. Interest expenses on finance leases from continuing operations totaled $226,177 and $0 for the three months ended June 30, 2020 and 2019, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease payments	Finance lease payments	Total
Twelve months ending June 30, 2021	$298,527	$5,180,989	$5,479,516
Twelve months ending June 30, 2022	193,746	2,696,168	2,889,914
Twelve months ending June 30, 2023	124,638	378,618	503,256
Twelve months ending June 30, 2024	79,680	-	79,680
Twelve months ending June 30, 2025	6,320	-	6,320
Total lease payments	702,911	8,255,775	8,958,686
Less: discount	(59,718)	(786,979)	(846,697)
Present value of lease liabilities	643,193	7,468,796	8,111,989
Less: Present value of lease liabilities – discontinued operations	(54,028)	-	(54,028)
Present value of lease liabilities – continuing operations	$589,165	$7,468,796	$8,057,961

17.	COMMITMENTS AND CONTINGENCIES

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

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and tendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three months ended June 30, 2020, the Company recognized estimated provisions loss of approximately $19,000 for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of June 30, 2020, the maximum contingent liabilities the Company would be exposed to was approximately $17,356,000 (including approximately $404,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $12,273,000 as of June 30, 2020, based on the market price and the useful life of such collateral, which represents about 70.7% of the maximum contingent liabilities. As of June 30, 2020, approximately $2,041,000, including interests of $123,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 epidemic in China.

18.	SUBSEQUENT EVENTS

Investment from Non-controlling Interest Shareholders

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into the JKL Investment Agreement with Hongyi.

Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) is due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. Upon the full payment of the consideration, the Investment will be deemed to be closed (the “Closing”).

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

The JKL Investment Agreement also provides Hongyi certain shareholder rights, including, but not limited to, the right to receive any undistributed dividends, a right of first refusal for any equity transfer from the other shareholders of Jinkailong, a tag-along right during the performance commitment period, anti-dilution rights, redemption rights, subscription rights and priority in liquidation or dissolution of Jinkailong. Specifically, pursuant to the redemption right provision in the JKL Investment Agreement, in the event that Jinkailong (i) fails to become public through an initial public offering for a valuation of no less than RMB350 million (approximately $49.5 million) or merge with a public company for a valuation of no less than RMB300 million (approximately $42.5 million) within the six months following the performance commitment period, (ii) fails to achieve an accumulated net profit of RMB24 million (approximately $3.4 million) for the first two years of the performance commitment period or a net profit of RMB20 million (approximately $2.9 million) for the third year of the performance commitment period, or (iii) has any material and adverse change to its core business, including but not limited to being included in the list of dishonest persons and loss of over one third of its online ride-hailing taxi operating licenses, as well as bankruptcy, liquidation or cessation of operations, Hongyi shall have the right to require certain shareholders of Jinkailong (including Hunan Ruixi) to repurchase all of its equity interest in Jinkailong. Based on a repurchase formula provided for in the JKL Investment Agreement, the maximum repurchase amount that Hunan Ruixi would be subject to is RMB28,320,000 (approximately $4.0 million).

Exercise of Warrants

On July 9, 2020, one of the holders of Series A warrants exercised the warrants to purchase 50,000 shares of the Company’s stock at an exercise price of $1.50 per share generating gross proceeds of $75,000 to the Company.

Public Offering and Exercise of the Over-Allotment Option

On August 4, 2020, the Company entered into the Underwriting Agreement with the Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several Underwriters (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 12,000,000 shares (the “Shares”) of the Company’s common stock at a price to the public of $0.50 per Share (the “Offering Price”). Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 1,800,000 shares of Common Stock (the “Option Shares” and together with the Shares, the “Securities”) to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. An underwriting discount of 7% was applied to the Offering Price, except for Shares purchased by certain existing investors of the Company (the “Excluded Investors”), an underwriting discount of 6% was applied. On August 6, 2020, the Company completed the Offering. The net proceeds to the Company from the sale of the Shares, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.3 million.

On August 13, 2020, the Underwriters exercised their rights to purchase 1,800,000 Option Shares at $0.50 per share. This transaction was completed on August 13, 2020. Net proceeds from the sale of these Option Shares were approximately $0.8 million net of underwriting discounts and commissions and offering expenses. In connection with the Offering, the Company issued the Underwriters or their permitted designees, on a private placement basis, warrants (the “Warrants”) to purchase up to 568,000 shares of common stock representing 5% of the aggregate number of Securities sold in the Offering, excluding the Securities sold to the Excluded Investors, for which the Underwriters will be issued warrants to purchase up to 4% of the total Securities sold. The Warrants are valid for a period of five years and exercisable commencing six months from August 6, 2020 at a price per share equal to 125% of the Offering Price and are exercisable on a “cashless” basis.

Issuances of common stock

On August 18, 2020, the Company issued an aggregate of 169,015 shares of common stock in settlement of restricted stock units previously issued to certain current and former directors under the Company’s 2018 Equity Incentive Plan and 500,000 shares of common stock to a consultant for services to be rendered under a consulting service agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended March 31, 2020 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with Didi Chuxing Technology Co., Ltd. (“Didi”), a major transportation network company in the People’s Republic of China (“PRC” or “China”), operating the largest ride-hailing platform in China. We provide automobile transaction and related services through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, as of June 30, 2020, we facilitated financing for an aggregate of 1,668 automobiles with a total value of approximately $23.4 million, sold an aggregate of 1,415 automobiles with a total value of approximately $13.7 million and delivered 734 automobiles under operating leases and 109 automobiles under financing leases, respectively, to customers, the vast majority of whom are ride-hailing drivers. During the three months ended June 30, 2020, we facilitated financing for 42 automobiles with a total value of approximately $0.6 million, sold an aggregate of 27 automobiles with a total value of approximately $0.3 million and delivered 12 automobiles with a total value of approximately $0.2 million under financing leases to the customers. While during the three months ended June 30, 2019, we facilitated financing for 453 automobiles with a total value of approximately $6.4 million, sold an aggregate of 421 automobiles with a total value of approximately $4.0 million and delivered 55 automobiles with a total value of approximately $0.9 million under financing leases to customers. Our operating leases, auto sales, auto financing and transaction facilitation and automobile management services accounted for 35.6%, 29.6%, 7.6% and 9.8% of our total revenue from our automobile transactions and related services, respectively, for the three months ended June 30, 2020 while our auto financial leasing business generated about 3.7% of our revenue from our automobile transactions and related services.

Key Factors and Risks Affecting Results of Operations of Our Automobile Transactions and Related Services

Ability to Increase the Automobile Purchaser and Lease Base

Our revenue growth has been largely driven by the expansion of (i) our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us, and (ii) our automobile leasee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our automobile transaction and related services through the network of third-party sales teams, referral from Didi and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our partnerships with existing sales teams by improving the quality and variety of our services. We will also strengthen our marketing efforts through our own team by employing more experienced staffs and setting up new service centers in the cities of Chengdu and Changsha in 2020. As of June 30, 2020, we had 43 employees in our own sales department and cooperated with a total of 24 third-party sales teams with about 383 professionals in the aggregate.

Management of Automobile Rental

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across the mainland China, a significant number of online ride-hailing drivers who exited the ride-hailing business and tendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We recently have seen an increasing demand for short-term car rentals since the end of 2019. The daily management and timely maintenance of those leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential leasees, either for personal use or providing online ride-hailing services. As of June 30, 2020, we had two parking lots and 13 employees in Chengdu and one parking lot and 5 employees in Changsha, respectively, to manage these automobiles. During the three months ended June 30, 2020, our average utilization of the automobiles for operating lease was approximately 65%.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

During the three months ended June 30, 2020, nearly 94% of the automobile purchasers had financed their purchase of automobiles through financial institutions. As of June 30, 2020, over 96% of the automobile purchasers Jinkailong and Hunan Ruixi cumulatively serviced had financed their purchase of automobiles through financial institutions. The growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. We have established collaboration with financial institutions and plan to expand our collaboration with more financial institutions to access lower cost capital and provide more financing sources to our customers. Moreover, as we shift our business focus to automobile rental, we are also searching for new collaboration methods with financial institutions on the automobiles used for operating lease. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Pay for the Automobile Purchase Price and Expenditure in Advance

We advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. Pursuant to the affiliation agreements with automobile purchasers, we collect from them monthly installment payments (including principal and interest), our management and guarantee services fees and our advance payment for expenses. We also collect part of our automobile purchase price and purchase services fees from automobile purchasers through monthly installment payments. As of June 30, 2020, we had accounts receivable of $1.5 million and advanced payments of approximately $1.1 million due from the automobile purchasers, which will be collected through proceeds disbursed from financial institutions and installment payments on a monthly basis during the relevant affiliation periods.

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

As of June 30, 2020, we have an outstanding balance of installment payments receivable in the aggregate of approximately $90,000 from approximately 31 automobile purchasers that remained in the online ride-hailing business, of which, all were due within three months from the default date. Historically, most of the defaulted automobile purchasers would pay the default amounts within one to three months. However, if the balances are overdue for more than three months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record allowance against receivables from those purchasers. For the three months ended June 30, 2020, we recognized an estimated provision loss of approximately $7,500 for the guarantee services and bad debt expenses for doubtful accounts of $128,612, as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing those automobiles, we believe we can cope with the defaults and control the risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2020, the total value of non-collateralized automobiles was approximately $1,284,036. We believe our risk exposure of financing leasing is immaterial as we just commenced the business in late March 2019 and have experienced no default to date.

Actual and Potential Impact of Ongoing Coronavirus (COVID-19) in China on Our Business

Beginning in late 2019, an outbreak of a novel strain of coronavirus and related respiratory illness (which we refer to as COVID-19) was first identified in China and has since spread rapidly globally. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and globally. In March 2020, the WHO declared COVID-19 a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because all of our business operations and our workforce are concentrated in China (where the virus first originated), our business, results of operations and financial condition have been adversely affected.

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and the subsequent three months ended June 30, 2020 was negatively impacted to a significant extent.

Our ability to collect the monthly installment payments we receive from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been in the progress of recovering. During the three months ended June 30, 2020, there was an increasing in our collection of monthly installments from Didi drivers and the negative impact has been gradually eliminated. As of June 30, 2020, approximately 1,080 drivers exited the online ride-hailing business and tendered their automobiles to us for sublease or sale while approximately 31 drivers postponed their monthly installment payments from one to three months. As a result, we recorded additional bad debt expenses of $128,612. We will continue to closely monitor our collections throughout 2020.

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

However, if the epidemic in China deteriorates during the year ending March 31, 2021, our automobile purchasers and leasees may be unable to generate sufficient income to pay their monthly installment payments and the financial institutions may not agree to further extend the due dates, which may create a significant risk of continuing default form our automobile purchasers. As a result, we may have to repay the defaulted amount as a guarantor. Meanwhile, the collection of our receivables due from those automobile purchasers may also be further adversely affected, which may result in additional credit risk. If we experience a widespread default by our automobile purchasers, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and we will be unable to grow our business and may be required to reduce or refocus our operations.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China's online ride-hailing market will reach $60 billion. The ride-hailing industry is facing increasing competition in China and is attracting more capital investment. In 2019, in addition to the traditional online ride-hailing platform, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry. In March 2019, T3, a new travel service company, was established in Nanjing and subsequently in other cities, including Wuhan and Chongqing and has accumulated over 1 million registered users since March 2019. T3 is jointly invested by three large automobile manufacturers, FAW, Dongfeng and Chang’an, and leading internet, retail and finance companies such as Suning, Tencent and Alibaba and intends to compete with Didi and capitalize on the great potential of the ride-hailing market. As of December 2019, Alibaba, together with its affiliate, has invested in or acquired more than 30 enterprises in the fields related to ride-hailing, including Hello Travel, Yongan Travel, Didi, Gaode Software, Xiaopeng Automobile and others covering the ride-hailing industry.

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

Didi, the online ride-hailing platform, with whom we cooperate, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 2% of the cars used for online ride-hailing services which we provided management services to did not have the automobile certificate and approximately 68% of our ride-hailing drivers had not obtained the driver’s license as of June 30, 2020. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi began limiting customer orders allocated to drivers in Chengdu if they do not have requisite driver’s license or the automobiles used for ride-hailing services lack the automobile certificate. Further, in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. The limitation will affect the income of the drivers and may cause an increase in defaults if the drivers fail to generate sufficient income from providing ride-hailing services. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

Our Discontinued Online P2P Lending Services

We previously also operated an online lending platform through our VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), in China, which facilitated loan transactions between Chinese investors and individual and SME borrowers. Our revenues from online lending services were primarily generated from fees charged for our services in matching investors with borrowers. We charged borrowers transaction fees for the work we perform through our platform and charged our investors service fees on their actual investment returns. We ceased our online lending services in October 2019 to focus on our automobile transaction and related services.

In connection with the Plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of June 30, 2019, we have used cash generated from our automobile transactions and related services and payments collected from borrowers in the aggregate of approximately $2.0 million to repay platform investors and we expect to repay 90% of them by December 31, 2020. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.7 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staff, to provide a new website design and development service for customers.

Results of Continuing Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,
	2020	2019	Change
	(unaudited)	(unaudited)
Revenues	$1,146,916	$5,012,563	$(3,865,647)
Cost of revenues	(621,241)	(4,022,312)	3,401,071
Gross profit	525,675	990,251	(464,576)
Operating expenses
Selling, general and administrative expenses	(2,139,440)	(875,433)	(1,264,007)
Bad debt expense	(128,612)	(12,738)	(115,874)
Total operating expenses	(2,268,052)	(888,171)	(1,379,881)
Income (loss) from operations	(1,742,377)	102,080	(1,844,457)
Other income (expenses), net	(6,076)	13,167	(19,243)
Interest expense	(20,648)	(37,039)	16,391
Interest expense on finance leases	(226,177)	-	(226,177)
Change in fair value of derivative liabilities	(282,980)	(3,396)	(279,584)
Income (loss) before income taxes	(2,278,258)	74,812	(2,353,070)
Income tax expenses	(6,272)	(101,141)	94,869
Net loss	$(2,284,530)	$(26,329)	$(2,258,201)

Revenues

We started generating revenue from automobile transaction and related services from our acquisition of Hunan Ruixi on November 22, 2018. Revenue for the three months ended June 30, 2020 generated from our automobile transaction and related services, which decreased by $3,865,647, or 77%, as compared with three months ended June 30, 2019, mainly due to the decreased number of newly facilitated automobiles.

As a result of the continuous impact of COVID-19 as more fully discussed under “ – Key Factors and Risks Affecting Results of Operations of Our Automobile Transactions and Related Services – Actual and Potential Impact of Ongoing Coronavirus (COVID-19) in China on Our Business”, we experienced a decrease in our revenue from automobile transaction and related services for the three months ended June 30, 2020 as compared with the same period in the prior year. The income of most of our customers, who are online ride-hailing drivers, in February and March 2020 has been significantly affected by the pandemic as a result of less demand due to the public travel restrictions while the demand has recovered slowly in the three months ended June 30, 2020 due to the epidemic is under control and travel restrictions have been relieved by Chinese government. We witnessed a decrease in the number of tendered automobiles and an increase in the monthly installments we collected from our customers in the three months ended June 30, 2020 as compared with the three months ended March 31, 2020. In order to gain enough working capital to eliminate the negative impact on our daily cash flow resulted from the tendered during the epidemic period and develop a new income resource, we are shifting our business focus to automobile rental from facilitation of automobile transaction and financing. Moreover, we expect our revenue from sales of automobiles and rental income from automobile rental to account for a majority of our revenues for the next twelve months. As the ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 during the three months ended June 30, 2020, we hope to experience a decrease in the number of automobiles tendered to us by the ride-hailing drivers exiting the business in the second half of 2020. In addition, we will focus more on our automobile rental business and increase the utilization of the automobiles for operating lease to capitalize on the increasing demand for short-term automobile rentals. Consequently, we expect our revenue to increase in the second half of 2020.

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Revenues from sales of automobiles	$339,845	$3,980,111
- Operating lease revenues from automobile rentals	408,479	-
- Service fees from automobile purchase services	85,539	656,326
- Facilitation fees from automobile transactions	1,600	101,499
- Service fees from automobile management and guarantee services	112,558	86,815
- Financing revenues	42,030	14,143
- Other service fees	156,865	173,669
Total Revenue	$1,146,916	$5,012,563

Revenue from our automobile transaction and related services includes sales revenue of automobiles, operating lease revenues from automobile rentals, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, which accounted for 29.6%, 35.6%, 7.5%, 0.1%, 9.8%, 3.7% and 13.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2020. Meanwhile, sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, including commissions from insurance companies, which accounted for 79.4%, 13.1%, 2.0%, 1.7%, 0.3% and 3.5%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2019.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong and Hunan Ruixi during the three months ended June 30, 2020 and 2019. Sales of automobiles during the three months ended June 30, 2020 decreased by $3,640,266 as compared with the same period in 2019, mainly due to the decrease in the number of new automobile purchases. We sold an aggregate of 27 automobiles of $339,845 and 421 automobiles of $3,980,111 to the customers of Jinkailong and Hunan Ruixi during the three months ended June 30, 2020 and 2019, respectively.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Due to the fierce competition and the COVID-19 pandemic, as of June 30, 2020, approximately 1,080 online ride-hailing drivers exited the online ride-hailing business because of decreased income. We leased approximately 700 of them and 33 of our own automobiles with an average monthly rental income of $458 per automobile, resulting in a rental income of $408,479, for the three months ended June 30, 2020.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services decreased by $570,787 as compared with the same period in 2019, mainly due to the decrease in the number of facilitated new automobile purchases, as well as the lower service fees. We serviced 42 new automobile purchases with service fees ranging from $133 to $2,375 per automobile during the three months ended June 30, 2020 while we serviced 453 new automobile purchases with service fees ranging from $436 to $3,720 per automobile during the three months ended June 30, 2019.

Facilitation fees from automobile transactions

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. Facilitation fees from automobile transaction decreased by $99,899 as compared with the same period in 2019 mainly due to the decrease in the number of facilitated new automobiles purchases and the decreased average facilitation fee per automobile.

We facilitated 42 and 453 new automobile purchases during the three months ended June 30, 2020 and 2019, respectively. The average facilitation fee we charged decreased from $224 per automobile during the three months ended June 30, 2019 to $38 during the three months ended June 30, 2020. In order to attract more customers since the COVID-19, we further decreased the facilitation fee to zero in Chengdu. We expect the revenue from facilitation fees from automobile transactions to account for a smaller portion of our total revenue due to the low service fee and the increase in other revenue from the expansion of our Automobile Transaction and Related Services.

Service fees from automobile management and guarantee services

The vast majority of our customers are ride-hailing drivers of Didi on-line network, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The slight increase of $25,743 in service fees from automobile management and guarantee services was attributed to the increase in the number of automobiles we serviced, partially offset by the decrease of our average service fee per automobile. We provided management and guarantee services for over 2,400 and 1,600 automobiles during the three months ended June 30, 2020 and 2019, respectively. Our fees decreased from a monthly average of $54 per automobile for the affiliation period during the three months ended June 30, 2019 to $45 during the three months ended June 30, 2020.

Interest income from financial leasing

We started our financial leasing in March 2019 and generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $42,030 from an aggregate of 109 automobiles and $14,143 from an aggregate of 55 automobiles during the three months ended June 30, 2020 and 2019, respectively.

Other service fees

We generate other revenues such as commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 89.6%, and 10.4% of revenues from other service fees during the three months ended June 30, 2020, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers accounted for 81.4% and 18.6% of revenues from other service fees during the three months ended June 30, 2019, respectively. The decrease of $16,804 was attributed to the lower insurance commissions paid by insurance companies on renewal of automobile insurance as compared to the purchase of new insurances despite an increase in the number of automobiles under our management during the three months ended June 30, 2020.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $322,291 and amortization expense of leased automobiles from certain online ride-hailing drivers of $288,950. Cost of revenues decreased by $3,401,071, or 85% during the three months ended June 30, 2020 as compared with the same period in 2019 was mainly due to the decrease in the number of automobiles sold from 421 to 27.

Gross Profit

Gross profit decreased by $464,576 or 47% during the three months ended June 30, 2020 as compared with the same period in 2019 mainly due to the decreased number of facilitated new automobile purchases. However, gross profit generated from sales of automobiles increased by $49,755 because we were able to secure a more favorable purchase price from the automobile dealers due expansion of our automobile transaction and related services since 2019. In addition, gross profit generated from operating lease revenues from automobile rentals increased by $119,529 due to our focus on our operating lease as a means of mitigating the impact from the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of the COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020. However, other revenues with no cost of revenues decreased by $633,860 due to the significant decrease in the number of facilitated new automobile purchases during the three months ended June 30, 2020 as compared with the same period in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $875,433 for the three months ended June 30, 2019 to $2,139,440 for the three months ended June 30, 2020, representing an increase of $1,264,007. The increase was attributable to the significantly expansion of our automobile transaction and related services business operations in the year ended March 31, 2020. The increase mainly consists of an increase of $554,196 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, $360,003 in salary and employee benefits as our employee increased from 92 to 179, $148,566 in advertising and promotion, $93,597 in rental and other office expenses, $65,954 in insurance, transportation and maintenances fees, and $41,691 of other miscellaneous expenses.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing market in Chengdu and the negative impact of the COVID-19, an aggregate of approximately 1,080 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 31 drivers postponed their monthly installment payments as of June 30, 2020. We evaluated the possibility of collection of unsettled balances from those drivers and concluded the possibility of collection was low and recognized bad debt expenses of $128,612 for those receivables during the three months ended June 30, 2020.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $20,648, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $16,391 was due to the decreased of outstanding principal.

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended June 30, 2020 was $226,177, representing the interest expenses on the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. We were authorized to sublease or sell the automobiles to generate income/proceeds to pay for the amounts owed to the financial institutions and us.

Change in Fair Value of Derivative Liabilities

On June 17, 2019, we entered into a securities purchase agreement with certain accredited investors in connection with a registered direct public offering (the “June 2019 Offering”) of 1,781,361 shares of our common stock at a price of $3.38 per share for a purchase price of approximately $6,000,000. Warrants issued in our June 2019 Offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. In August and October 2019, we issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 Offering upon exercise of the pre-funded Series B warrants for a total consideration of $111. The change in fair value of derivative liabilities for the three months ended June 30, 2020 derived from change of the fair value between June 30, 202 and March 31, 2020, resulted in a loss of $282,980.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $6,272 for the three months ended June 30, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of $25,088 from Hunan Ruixi and Jinkailong.

Other subsidiaries and consolidated VIE in China incurred cumulative losses and no tax expense were recorded. However, companies operating within China are required to adjust their net operating losses according to the Enterprise Income Tax Law of China which can be carried forward to offset operating income for five years.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (“GILTI”), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2020 and the year ended March 31, 2020, our foreign subsidiaries in China cumulatively were operating at loss which resulted in no GILTI tax.

Net Loss

As a result of the foregoing, net loss from our continuing operations for the three months ended June 30, 2020 was $2,284,530, representing an increase of $2,258,201 from $26,329 for the three months ended June 30, 2019.

Results of Discontinued Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,
	2020	2019
Revenues
	$2,080	$81,877
Operating expenses
Selling, general and administrative expenses	(88,438)	(564,929)
Amortization of intangible assets	-	(15,126)
Total operating expenses	(88,438)	(580,055)
Loss from operations	(86,358)	(498,178)
Other income, net	704	19,075
Income tax expense	-	-
Net loss	$(84,654)	$(479,103)

Revenue

For the three months ended June 30, 2019, we charged borrowers transaction fees ranging from 0.19% to 3% of the loan amount, which fees were paid upon (i) disbursement of the proceeds for loans which accrue interest on a monthly basis or (ii) full payment of principal and interest of loans which accrue interest on a daily basis. We also charged our investors a service fee of 8.00% of the interest that investors receive and the service fees were paid when the investors received interest payments. We discontinued our online lending business since October 2019 but expect to continue to receive service fees following the discontinuation as loans with a term of 36 months remain outstanding.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for our discontinued online lending services was $88,438 for the three months ended June 30, 2020, a decrease of $476,491 compared to the three months ended June 30, 2019. Selling, general and administrative expenses for our discontinued online lending services for the three months ended June 30, 2020 represented the payment of delayed interest due to the investors on the platform as we did not make interest payments timely as a result of the impact of COVID-19. The decrease mainly consisted $348,834 in salary and employee benefits due to our termination and transfer of employees from our online lending services to our automobile transaction and related services, and $108,782 in rental and other office expenses as we discontinued our online lending services since October 2019.

Net Loss

As a result of the foregoing, net loss from our discontinued operations for the three months ended June 30, 2020 was $86,654, representing a decrease of $393,449 from $479,103 for the three months ended June 30, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, and cash flow from operations.

We had cash and cash equivalents of $516,598 as of June 30, 2020 as compared to $833,888 as of March 31, 2020 for our continuing operations. We had cash and cash equivalents of $5,033 as of June 30, 2020 as compared to $10,139 as of March 31, 2020 for our discontinued operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

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

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) is due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. Such investment from Hongyi will provide additional cash flow of approximately $7.0 million to support the Company’s working capital need.

On August 6, 2020, we closed an underwritten public offering of 12,000,000 shares for total gross proceeds of approximately $6.0 million. The offering price of the shares sold in the offering was $0.50 per share. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds totaled approximately $5.3 million. In addition, the underwriters for the public offering exercised their over-allotment to purchase 1,800,000 shares of common stock at $0.50 per share. This exercise of the underwriters’ over-allotment option was completed on August 13, 2020, generating net proceeds of approximately $0.8 million after deducting any underwriting discounts and commissions and offering expenses.

After the completion of the public offering and assuming the consummation of the Investment, the Company expects its working capital to change from a deficit of approximately $6.8 million to a positive working capital of approximately $6.3 million.

We believe that the proceeds from our public offerings, the Investment and our anticipated cash flows will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report. We will also seek additional equity financing to support our working capital requirements.

However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service industry, (vi) the possibility that our operating results could continue to deteriorate due to COVID-19 or otherwise, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plan and could have a material adverse effect on our viability and results of operations.

	For the Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(33,057)	$(3,761,808)
Net Cash Used in Investing Activities	(4,961)	(695,077)
Net Cash Provided by (Used in) Financing Activities	(294,618)	4,940,913
Effect of Exchange Rate Changes on Cash and Cash Equivalents	10,239	(66,413)
Cash and Cash Equivalents at Beginning of Period	844,028	5,020,510
Cash and Cash Equivalents at End of Period	521,631	5,438,125
Less: Cash and cash equivalents from discontinued operations	(5,033)	(547,602)
Cash and cash equivalents from continuing operations, end of period	$516,598	$4,890,523

Cash Flow in Operating Activities

For the three months ended June 30, 2020, net cash used in operating activities was $33,057, which consists of the net cash used in operating activities of $216,889 from continuing operations, partially offset by $183,832 provided by discontinued operations. The total net cash used in operating activities primarily comprised of salary and employee surcharge of $524,401, operating lease payment of $97,588, other operating costs of $509,495, costs of $77,219 on automobiles used for financial lease to be collected within the lease terms, and payment of $425,675 for purchase of automobiles and related transactions, partially offset by revenue received of $1,119,716 and the net collection of $481,605 of the advance payments due from the automobile purchasers.

The net cash outflow was mainly due to (1) net loss from continuing operations of $2,284,530; (2) the increase in financing lease receivables of $74,350; (3) the increase in accounts receivables of $94,912; (4) the decrease in operating lease liabilities, including related parties, of $100,344; offset by (5) non-cash of the changes in fair value of derivative liabilities, depreciation and amortization expenses, and bad debt expenses of $282,980, $959,684 and $128,612, respectively; (6) the increase in advances from customers of $42,437; (7) the decrease in prepayments, other receivables and other assets of $365,804; (8) the increase in the accrued expense and other liabilities of $564,708, mainly resulting from the unpaid payroll and deposits from individual customers; and (8) net cash provided by discontinued operations of $183,832.

For the three months ended June 30, 2019, we had net cash used in operating activities of $3,761,808, which consisted of the net cash used in operating activities of $3,256,722 from continuing operations and $505,086 from discontinued operations. The total net cash used in operating activities was primarily comprised salary and employee surcharge of $508,758, other operating costs of $689,720, costs of $825,500 on automobiles used for financial lease which to be collected within the lease terms, and payment of $4,986,853 for purchase of automobiles and related transactions, partially offset by amount received from customers of $3,249,023.

Cash Flow in Investing Activities

For the three months ended June 30, 2020, we had net cash used in investing activities of $4,961, which consisted of the net cash used in investing activities of $4,891 from continuing operations and $70 from discontinued operations. The total net cash used in investing was the purchase paid for office equipment and electronic devices.

For the three months ended June 30, 2019, we had net cash used in investing activities of $695,077 from continuing operations. The total net cash used in investing activities primarily consisted of (1) the payment of $184,395, $157,674 and $33,008 for the purchases of leasehold improvements, vehicles and office equipment, respectively, and (2) the payment of $320,000 for the development of software to be used in our automobile transaction and related services.

Cash Flow in Financing Activities

For the three months ended June 30, 2020, we had net cash used in financing activities of $294,618, which consisted of the net cash provided by investing activities of $301,851 from continuing operations, partially offset by the net cash of $7,233 provided by discontinued operations. The total net cash used in financing activities primarily consisted of: (1) principal payments made for finance lease liabilities of $376,670, (2) repayments of borrowings from financial institutions and related parties of $47,587, partially offset by net proceeds of a loan from an insurance company of $122,406 to Jinkailong.

For the three months ended June 30, 2019, the net cash provided by financing activities of $4,940,913, which consisted of the net cash provided by investing activities of $4,732,639 from continuing operations and the net cash of $208,274 from discontinued operations. The total net cash provided by financing activities primarily consisted of: (1) proceeds from our June 2019 public offering of $5.1 million; (2) repayments of borrowings from financial institutions, related parties and affiliates of $370,109, partially offset by short-term borrowings from related parties and affiliates of $168,898 for the daily operation of Jinkailong.

Off-Balance Sheet Arrangements

As the date of the Report, we had the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

•	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of June 30, 2020, the maximum contingent liabilities the we would be exposed to was approximately $17,356,000 (including approximately $404,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of June 30, 2020, approximately $2,041,000, including interests of $123,000, due to financial institutions, of all the automobile purchases we serviced were past due because of the COVID-19 epidemic in China.

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

Other than disclosed below, there have been no material changes during the three months ended June 30, 2020 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2020.

The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing our financial statements. We believe the following accounting policies involve the most significant assumptions and estimates used in the preparation of our unaudited consolidated financial statements.

(a)	Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause us to revise our estimates. we base our estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities and other provisions and contingencies.

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

We have adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) on April 1, 2018 using the modified retrospective approach. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. It also requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

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

Automobile Transaction and Related Services

Sales of automobiles – We generate revenue from sales of automobiles to the customers of Jinkailong and Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobile. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong, who act on behalf of their customers. We recognize revenues when the automobile is delivered and control is transferred to the purchaser.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2020, our pricing interest rate is 6.0% per annum.

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

On April 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of right-of-use (“ROU”) assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of twelve months or less are not required to be recognized. Lessor accounting is generally the same under ASC 842 as compared to ASC 840 except with an additional requirement to assess collectability to support classification as a direct financing lease. Also, in order to derecognize the asset and record revenue, collection of payments due must be probable for sales-type leases and the lessees of sales-type leases will need to obtain control over the leased asset.

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

Beginning in the year ended March 31, 2020, we entered into certain agreements as a lessor under which we leased automobiles to short-term (usually under twelve months) car service drivers. We also enter into certain agreements as a lessee to lease automobiles and to conduct our automobiles rental operations. If any of the following criteria are met, we classify the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

•	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;

•	We had a lack of adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

•	We did not establish an appropriate backup and restoration plan for our financial systems; and

•	We did not establish and perform a periodic review and security monitoring of unauthorized access to our financial systems.

We are in the progress of improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security. In addition, we plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; and

(ii)	improving our internal audit function, internal control policies and monitoring controls based on the work of our internal audit staff.

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and accordingly we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 4, 2020, by and among the Company, The Benchmark Company, LLC and Axiom Capital Management, Inc., incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Form of Series A Warrant, incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.2	Form of Series B Warrant, incorporated herein by reference to Exhibit 4.2 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.3	Form of Placement Agent Warrant, Incorporated herein by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.4	Form of Underwriters’ Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

10.1	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: August 19, 2020	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2020	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)