Form 10-Q
period 2020-09-30
Senmiao Technology Ltd
filed 2020-11-20
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

As of November 19, 2020, there were 43,696,318 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management's current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies, including our ability to expand our automobile transaction and related services business and our ride-hailing platform business in China;
•	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
•	the impact by public health epidemics, including the COVID-19 pandemic as manifested in China, on the industries we operate in and our business, results of operations and financial condition;
•	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth or lack of growth of China's ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	changes in ride-hailing, transportation networks and other fundamental changes in transportation patterns in China;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and related services business and our ride-hailing platform business;
•	our relationships with our business partners;
•	competition in the industries in which we operate in China;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,394,019	$833,888
Accounts receivable, net, current portion	867,576	660,645
Inventories	812,748	1,000,675
Finance lease receivables, net, current portion	510,044	459,110
Prepayments, other receivables and other assets, net	2,834,601	2,798,780
Due from related parties	96,075	26,461
Current assets - discontinued operations	588,068	826,580
Total current assets	10,103,131	6,606,139

Property and equipment, net
Property and equipment, net	721,723	469,201
Property and equipment, net - discontinued operations	7,412	11,206
Total property and equipment, net	729,135	480,407

Other assets
Operating lease right-of-use assets, net	418,355	473,661
Operating lease right-of-use assets, net, related parties	378,166	236,305
Financing lease right-of-use assets, net	6,304,657	5,440,362
Intangible assets, net	737,008	777,621
Accounts receivable, net, non-current	598,675	882,078
Finance lease receivables, net, non-current	728,995	734,145
Total other assets	9,165,856	8,544,172

Total assets	$19,998,122	$15,630,718

LIABILITIES AND EQUITY
Current liabilities
Borrowings from financial institutions	$594,974	$226,753
Accounts payable	1,045	4,065
Advances from customers	106,459	90,349
Income tax payable	17,461	16,267
Accrued expenses and other liabilities	3,604,738	2,008,391
Due to related parties and affiliates	299,366	152,679
Operating lease liabilities	169,174	149,582
Operating lease liabilities - related parties	162,215	151,655
Financing lease liabilities	4,715,471	3,473,967
Derivative liabilities	940,728	342,530
Current liabilities - discontinued operations	3,077,506	4,516,292
Total current liabilities	13,689,137	11,132,530

Other liabilities
Borrowings from financial institutions, noncurrent	62,420	64,221
Operating lease liabilities, non-current	197,343	297,167
Operating lease liabilities, non-current - related parties	207,786	88,349
Financing lease liabilities, non-current	3,059,012	2,576,094
Total other liabilities	3,526,561	3,025,831

Total liabilities	17,215,698	14,158,361

Commitments and contingencies

Stockholders' equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 43,358,818 and 29,008,818 shares issued and outstanding at September 30 and March 31, 2020, respectively)	4,336	2,901
Additional paid-in capital	33,444,742	27,013,137
Accumulated deficit	(27,866,092)	(23,704,863)
Accumulated other comprehensive loss	(682,398)	(507,478)
Total Senmiao Technology Limited stockholders' equity	4,900,588	2,803,697

Non-controlling interests	(2,118,164)	(1,331,340)

Total equity	2,782,424	1,472,357

Total liabilities and equity	$19,998,122	$15,630,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,390,396	$5,885,287	$2,537,312	$10,897,850
Cost of revenues	(994,515)	(4,709,184)	(1,794,771)	(8,731,496)
Gross profit	395,881	1,176,103	742,541	2,166,354

Operating expenses
Selling, general and administrative expenses	(2,749,209)	(1,137,801)	(4,709,634)	(2,013,234)
Bad debts expenses (recovery)	47,540	(115,476)	(81,072)	(128,214)
Impairments of financing lease right-of-use assets	(80,223)	-	(80,223)	-
Total operating expenses	(2,781,892)	(1,253,277)	(4,870,929)	(2,141,448)

Income (loss) from operations	(2,386,011)	(77,174)	(4,128,388)	24,906

Other income (expense)
Other income (expense), net	135,457	(28,900)	129,381	(15,733)
Interest expense	(14,892)	(25,306)	(35,540)	(62,345)
Interest expense on finance leases	(211,053)	-	(437,230)	-
Change in fair value of derivative liabilities	(129,961)	1,998,202	(412,941)	1,994,806
Total other income (expense), net	(220,449)	1,943,996	(756,330)	1,916,728

Income (loss) before income taxes	(2,606,460)	1,866,822	(4,884,718)	1,941,634

Income tax expense	(705)	(4,457)	(6,977)	(105,598)

Net income (loss) from continuing operations	(2,607,165)	1,862,365	(4,891,695)	1,836,036

Net income (loss) from discontinued operations, net of applicable income taxes	7,875	(721,007)	(77,779)	(1,200,110)

Net income (loss)	(2,599,290)	1,141,358	(4,969,474)	635,926

Net (income) loss attributable to non-controlling interests from continuing operations	418,546	(51,105)	808,245	(124,033)

Net income (loss) attributable to stockholders	$(2,180,744)	$1,090,253	$(4,161,229)	$511,893

Net income (loss)	$(2,599,290)	$1,141,358	$(4,969,474)	$635,926

Other comprehensive loss
Foreign currency translation adjustment	(165,216)	(374,191)	(153,499)	(460,414)

Comprehensive income (loss)	(2,764,506)	767,167	(5,122,973)	175,512

Total comprehensive loss attributable to noncontrolling interests	(399,438)	(46,200)	(786,824)	(1,548)

Total comprehensive income (loss) attributable to stockholders	$(2,365,068)	$813,367	$(4,336,149)	$177,060

Weighted average number of common stock
Basic and diluted	37,802,840	28,237,430	33,429,856	27,185,205

Earnings (loss) per share - basic and diluted
Continuing operations	$(0.06)	$0.06	$(0.12)	$0.06
Discontinued operations	$0.00	$(0.03)	$(0.00)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	loss	interest	Total equity
BALANCE, March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net (loss) income	-	-	-	(578,360)	-	72,928	(505,432)
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	1,781,360	178	5,141,946	-	-	-	5,142,124
Fair value of warrants allocated to derivative liabilities	-	-	(3,150,006)	-	-	-	(3,150,006)
Foreign currency translation adjustment	-	-	-	-	(57,947)	(28,276)	(86,223)
BALANCE, June 30, 2019 (Unaudited)	27,726,615	$2,773	$25,825,052	$(15,609,898)	$(486,718)	$51,996	$9,783,205
Net income	-	-	-	1,090,253	-	51,105	1,141,358
Exercise of Series B warrants into common stock	964,741	96	-	-	-	-	96
Fair value of derivative liabilities upon exercise of warrants	-	-	961,631	-	-	-	961,631
Foreign currency translation adjustment	-	-	-	-	(276,886)	(97,305)	(374,191)
BALANCE, September 30, 2019 (Unaudited)	28,691,356	$2,869	$26,786,683	$(14,519,645)	$(763,604)	$5,796	$11,512,099

	For the Six Months Ended September 30, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total equity
	Shares	Par value	capital	deficit	income (loss)	interest	(deficiency)
BALANCE, March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	-	-	-	(1,980,485)	-	(389,699)	(2,370,184)
Foreign currency translation adjustment	-	-	-	-	9,404	2,313	11,717
BALANCE, June 30, 2020 (Unaudited)	29,008,818	$2,901	$27,013,137	$(25,685,348)	$(498,074)	$(1,718,726)	$(886,110)
Net income	-	-	-	(2,180,744)		(418,546)	(2,599,290)
Exercise of Series A warrants into common stock	50,000	5	74,995	-	-	-	75,000
Fair value of derivative liabilities upon exercise of warrants	-	-	56,662	-	-	-	56,662
Issuance of common stock and warrants in an underwritten public offering with over-allotments, net of issuance costs	13,800,000	1,380	6,096,917	-	-	-	6,098,297
Fair value of warrants allocated to derivative liabilities	-	-	(241,919)	-	-	-	(241,919)
Issuance of common stock for consulting service	500,000	50	444,950	-	-	-	445,000
Foreign currency translation adjustment	-	-	-	-	(184,324)	19,108	(165,216)
BALANCE, September 30, 2020 (Unaudited)	43,358,818	$4,336	$33,444,742	$(27,866,092)	$(682,398)	$(2,118,164)	$2,782,424

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(4,969,474)	$635,926
Net loss from discontinued operations	(77,779)	(1,200,110)
Net (loss) income from continuing operations	(4,891,695)	1,836,036
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	106,608	50,396
Stock compensation expense	445,000	-
Amortization of right-of-use assets	2,123,901	40,730
Amortization of intangible assets	41,670	98
Bad debts expense	81,072	129,230
Impairment loss of financing lease right-of-use assets	80,223	-
Gain (loss) on disposal of equipment	(412)	4,621
Change in fair value of derivative liabilities	412,941	(1,994,806)
Change in operating assets and liabilities
Accounts receivable	124,198	(2,580,766)
Inventories	278,161	(804,853)
Prepayments, other receivables and other assets	(248,889)	(1,280,566)
Finance lease receivables	(46,913)	(1,109,277)
Accounts payable	(3,097)	167,472
Advances from customers	11,864	60,385
Income tax payable	480	87,469
Accrued expenses and other liabilities	1,355,339	351,653
Operating lease liabilities	(96,436)	(74,875)
Operating lease liabilities - related parties	61,575	-
Net cash used in operating activities from continuing operations	(164,410)	(5,117,053)
Net cash used in operating activities from discontinued operations	(1,131,564)	(947,351)
Net Cash used in Operating Activities	(1,295,974)	(6,064,404)

Cash Flows from Investing Activities:
Purchases of property and equipment	(19,572)	(384,695)
Prepayment of intangible assets	-	(470,000)
Net cash used in investing activities from continuing operations	(19,572)	(854,695)
Net cash used in investing activities from discontinued operations	(71)	-
Net Cash Used in Investing Activities	(19,643)	(854,695)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct offering	-	5,142,124
Net proceeds from issuance of common stock and warrants in an underwritten public offering	6,098,297	-
Net proceeds from issuance of common stock upon exercise of warrants	75,000	96
Borrowings from a financial institution	488,932	-
Repayments to stockholders	(28,569)	-
Repayments to third parties	-	(462,370)
Loan to related party	(66,427)	-
Borrowings from related parties and affiliates	-	1,121,435
Repayments to related parties and affiliates	(205,900)	(838,949)
Repayments of current borrowings from financial institutions	(150,999)	(97,306)
Release of escrow receivable	-	600,000
Principal payments of finance lease liabilities	(1,449,554)	-
Net cash provided by financing activities from continuing operations	4,760,780	5,465,030
Net cash provided by (used in) financing activities from discontinued operations	28,569	(814,033)
Net Cash Provided by Financing Activities	4,789,349	4,650,997

Effect of exchange rate changes on cash and cash equivalents	76,259	(213,741)

Net (decrease) increase in cash and cash equivalents	3,549,991	(2,481,843)
Cash and cash equivalents, beginning of period	844,028	5,020,510
Cash and cash equivalents, end of period	4,394,019	2,538,667

Less: Cash and cash equivalents from discontinued operations	-	(293,766)

Cash and cash equivalents from continuing operations, end of period	$4,394,019	$2,244,901

Supplemental Cash Flow Information
Cash paid for interest expense	$35,540	$62,345
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
Prepayment in exchange of intangible assets	$-	$40,457
Recognition of right-of-use assets and lease liabilities	$2,976,966	$960,908
Acquisition of equipment through prepayment and financing lease	$312,864	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$241,919	$3,150,006
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$56,662	$961,631
Stock issued on deferred stock compensation	$445,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) was due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. According  to the latest arrangement with Hongyi, the first payment of RMB10 million has been postponed and the total investment of RMB50 million will be made before March 31, 2021.

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

On September 11, 2020, Sichuan Senmiao, entered into an Investment Agreement of Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”) with all the original shareholders of XXTX, pursuant to which, Sichuan Senmiao will make an investment of RMB3.16 million in XXTX in cash and obtain a 51% equity interest accordingly. On October 23, 2020 the registration procedures for the change in shareholders and registered capital have been completed and XXTX became a majority owned subsidiary of Sichuan Senmiao. As of the issuance date of these financial statements, Sichuan Senmiao has made a capital contribution of RMB0.8 million (approximately $0.1 million) to XXTX and the remaining amount is expected to be paid before December 31, 2021.

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

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2020 and March 31, 2020 are as follows:

	September 30, 2020	March 31, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,386,923	$247,671
Accounts receivable, net, current portion	370,833	66,768
Prepayments, other receivables and other assets, net	1,500,233	1,500,784
Other receivable- intercompany	-	2,211
Due from related parties	96,075	26,461
Current assets - discontinued operations (1)	1,642,812	1,363,972
Total current assets	4,996,876	3,207,867

Property and equipment, net:
Property and equipment, net	515,210	317,427
Property and equipment, net - discontinued operations	2,386	3,895
Total property and equipment, net	517,596	321,322

Other assets:
Operating lease right-of-use assets, net	291,831	317,258
Operating lease right-of-use assets, net, related parties	11,764	50,213
Financing lease right-of-use assets, net	5,830,280	5,440,362
Accounts receivable, net, noncurrent	483,164	720,916
Total other assets	6,617,039	6,528,749

Total assets	$12,131,511	$10,057,938

Current liabilities:
Borrowings from financial institutions	$594,974	$226,753
Accounts payable	998	4,018
Advances from customers	28,942	34,374
Income tax payable	16,798	16,106
Accrued expenses and other liabilities	3,069,141	1,632,617
Other payable - intercompany	5,393,363	5,143,463
Due to related parties and affiliates	138,495	152,679
Operating lease liabilities	94,369	78,981
Operating lease liabilities - related parties	4,716	37,378
Financing lease liabilities	4,427,023	3,473,967
Current liabilities - discontinued operations (2)	3,724,728	7,561,603
Total current liabilities	17,493,547	18,361,939

Other liabilities:
Borrowings from financial institutions, noncurrent	57,285	58,572
Operating lease liabilities, noncurrent	197,343	231,825
Operating lease liabilities, noncurrent - related parties	6,101	-
Financing lease liabilities, noncurrent	2,873,083	2,576,094
Total other liabilities	3,133,812	2,866,491

Total liabilities	$20,627,359	$21,228,430

(1)	Includes intercompany receivables of $1,054,744 and $543,446 as of September 30, 2020 and March 31, 2020, respectively.

(2)	Includes intercompany payables of $647,571 and $402,406 as of September 30, 2020 and March 31, 2020, respectively.

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's unaudited condensed consolidated financial statements for the three months ended and for the six months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$1,112,348	$852,487	$1,768,693	$1,753,610
Net revenue from discontinued operations	$2,474	$47,327	$4,554	$135,253
Income (loss) from operations from continuing operations	$(1,172,193)	$174,054	$(2,565,862)	$654,454
Income (loss) from operations from discontinued operations	$3,904	$(477,880)	$(82,454)	$(795,259)
Net Income (loss) from continuing operations attributable to stockholders	$(759,699)	$111	$(1,939,031)	$212,967
Net loss from discontinued operations attributable to stockholders	(139,076)	(472,482)	(225,765)	(775,532)
Net loss attributable to stockholders	$(898,775)	$(472,371)	$(2,164,796)	$(562,565)

2.	GOING CONCERN

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $4.9 million and $0.1 million from continuing operations and discontinued operations, respectively, for the six months ended September 30, 2020, (2) accumulated deficit of approximately $27.9 million as of September 30, 2020; (3) the working capital deficit of approximately $3.6 million and (4) operating cash outflows of approximately $0.2 million and $1.1 million from continuing operations and discontinued operations, respectively, for the six months ended September 30, 2020. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

Management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to cease or curtail its operations. Management is trying to alleviate the going concern risk through the following sources:

●	the Company will continue to seek equity financing to support its working capital;

●	other available sources of financing (including debt) from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s related parties.

Besides, pursuant to the JKL Investment Agreement mentioned above, Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of approximately $7.0 million. Such investment from Hongyi will provide additional cash flow of approximately $7.0 million to support Jinkailong’s working capital need. According to the latest arrangement with Hongyi, the first payment of $1.4 million has been postponed and the total investment of $7.0 million will be made before March 31, 2021.

Based on the above considerations, management is of the opinion that the Company would not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the issuance date of these financial statements. However, there is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service industry, (vi) the possibility that the Company’s operating results could continue to deteriorate due to COVID-19 or otherwise, (vii) that financial institutions in China may not able to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plan and could have a material adverse effect on the Company’s viability and results of operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of September 30, 2020 and for the three and six months ended September 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on July 9, 2020.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2020, its unaudited results of operations for the three and six months ended September 30, 2020 and 2019, and its unaudited cash flows for the six months ended September 30, 2020 and 2019, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2020	March 31, 2020
Balance sheet items, except for equity accounts	6.7908	7.0170

	For the Three Months Ended September 30,
	2020	2019
Items in the statements of operations and comprehensive loss	6.9195	6.9209

	For the Six Months Ended September 30,
	2020	2019
Items in the statements of operations and comprehensive loss, and statements of cash flows	7.0005	6.8237

(d)	Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities, issuance of common stock and warrants exercised and other provisions and contingencies.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and March 31, 2020:

	Carrying Value at September 30, 2020	Fair Value Measurement at September 30, 2020
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$940,728	$-	$-	$940,728

	Carrying Value at March 31, 2020	Fair Value Measurement at March 31, 2020
		Level 1	Level 2	Level 3
Derivative liabilities	$342,530	$-	$-	$342,530

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2020 and for the year ended March 31, 2020:

	For the Six Months Ended September 30, 2020	For the Year Ended March 31, 2020
	(Unaudited)
Beginning balance	$342,530	$-
Derivative liabilities recognized at grant date on June 20, 2019	-	3,150,006
Derivative liabilities recognized at grant date on August 4, 2020	241,919	-
Change in fair value of derivative liabilities	412,941	(1,796,724)
Fair value of Series B warrants exercised	-	(1,010,752)
Fair value of Series A warrants exercised	(56,662)	-
Ending balance	$940,728	$342,530

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

On August 6, 2020, the Company completed a public offering of 12,000,000 shares of the Company’s common stock at $0.50 per share (the “Offering Price”), pursuant to an underwriting agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several underwriters (the “Underwriters”) On August 13, 2020, the Underwriters exercised their rights to purchase an additional 1,800,000 shares of common stock at the Offering Price. In connection with the offering, the Company issued the Underwriters, on a private placement basis, warrants to purchase up to 568,000 shares of common stock (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable for a period of five years commencing six months from August 4, 2020 at a price per share equal to 125% of the Offering Price and are exercisable on a “cashless” basis.

The strike price of the Company’s Series A and Series B warrants, the placement agent warrants and the Underwriters’ Warrants are denominated in US$ and the Company’s functional currency is RMB, therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants, the placement agent warrants and the Underwriters’ Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), March 31, 2020 and September 30, 2020.

	June 20, 2019			August 4, 2020
			Placement
	Series A	Series B	Agent	Underwriters’
	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	1,336,021	1,116,320	142,509	568,000
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020
Exercise price	$3.72	$3.72	$3.38	$0.63
Stock price	$2.8	$2.8	$2.8	$0.51
Expected term (year)	4	1	4	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%
Expected volatility	86%	91%	86%	129%

	March 31, 2020
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	3,132	142,509
Valuation date	3/31/2020	3/31/2020	3/31/2020
Exercise price	$1.50	$0.0001	$3.38
Stock price	$0.44	$0.44	$0.44
Expected term (year)	3.22	0.22	3.22
Risk-free interest rate	0.30%	0.11%	0.30%
Expected volatility	122%	127%	122%

	September 30, 2020
		Placement
	Series A	Agent	Underwriters’
	Warrants	Warrants	Warrants
# of shares exercisable	1,286,021	142,509	568,000
Valuation date	9/30/2020	9/30/2020	9/30/2020
Exercise price	$0.5	$0.5	$0.63
Stock price	$0.61	$0.61	$0.61
Expected term (year)	2.72	2.72	4.85
Risk-free interest rate	0.15%	0.15%	0.27%
Expected volatility	129%	129%	129%

As of September 30, 2020 and March 31, 2020, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and noncurrent liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The noncurrent portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of September 30, 2020 and March 31, 2020.

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

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and March 31, 2020, allowance for doubtful accounts amounted to $242,970 and $379,689, respectively.

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

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and March 31, 2020, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of September 30, 2020 and March 31, 2020, finance lease receivables consisted of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
Gross minimum lease payments receivable	$1,674,469	$1,606,230
Less: Amounts representing estimated executory costs	-	-
Minimum lease payments receivable	1,674,469	1,606,230
Less: Allowance for uncollectible minimum lease payments receivable	-	-
Net minimum lease payments receivable	1,674,469	1,606,230
Less: Unearned interest	(435,430)	(412,975)
Financing lease receivables, net	$1,239,039	$1,193,255
Finance lease receivables, net, current portion	$510,044	$459,110
Finance lease receivables, net, noncurrent portion	$728,995	$734,145

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2020 are as follows:

Minimum future
payments receivable
Twelve months ending September 30, 2021	$532,659
Twelve months ending September 30, 2022	675,280
Twelve months ending September 30, 2023	395,455
Twelve months ending September 30, 2024	71,075
Total	$1,674,469

(l)	Property and equipment, net

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2020 and 2019, there was no impairment of property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(m)	Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2020 and 2019, there was no impairment of intangible assets.

(n)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted income (loss) per share, net income (loss) attributable to stockholders for basic earnings (loss) per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net earnings (loss) per share if their inclusion is anti-dilutive.

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

As of September 30 2020, the Company had outstanding contracts for automobile transaction and related services amounting to $587,291, of which $301,235 is expected to be completed within twelve months after September 30, 2020, and $286,056 is expected to be completed after September 30, 2021.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Revenues from sales of automobiles	$83,787	$4,886,518	$423,632	$8,866,629
- Operating lease revenues from automobile rentals	787,955	-	1,196,433	-
- Service fees from automobile purchase services	75,038	600,684	160,577	1,257,010
- Facilitation fees from automobile transactions	16	41,764	1,616	143,263
- Service fees from management and guarantee services	161,043	97,840	273,601	184,655
- Financing revenues	62,404	47,121	104,434	61,264
- Other service fees	220,153	211,360	377,019	385,029
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	1,390,396	5,885,287	2,537,312	10,897,850

Online Lending Services (Discontinued Operations)
- Transaction fees	1,503	13,479	2,516	70,454
- Service fees	971	8,313	2,038	21,857
- Website development revenue	-	14,087	-	25,445
Total revenues from Online Lending Services (Discontinued Operations)	2,474	35,879	4,554	117,756

Total revenues	$1,392,870	$5,921,166	$2,541,866	$11,015,606

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

Service fees from management and guarantee services – Over 95% of the Company’s customers are online ride-hailing drivers. The drivers sign affiliation agreements with the Company, pursuant to which the Company provides them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. The Company recognizes revenue over the affiliation period when performance obligations are completed.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2020, the Company's pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2020 and March 31, 2020. As of September 30, 2020, the calendar years ended December 31, 2015 through 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

(r)	Comprehensive income (loss)

Comprehensive income (loss) includes net loss and foreign currency adjustments. Comprehensive income (loss) is reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive income (loss), as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

Beginning in the year ended March 31, 2020, the Company entered into certain agreements as a lessor under which it leased automobiles for a short-term period (usually under 12 months) to ride-hailing car service drivers. The Company also entered into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended September 30, 2020, the Company recognized impairment loss of $80,223 on its finance lease ROU assets.

(u)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On September 30, 2020 and March 31, 2020, approximately $2,029,000 and $2,600, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On September 30, 2020 and March 31, 2020, approximately $2,352,000 and $820,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company only commenced the automobile transaction and related services since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of September 30, 2020 and March 31, 2020, the Company provided an allowance for doubtful accounts of $242,970 and $379,689, respectively. For the six months ended September 30, 2020 and 2019, the Company wrote off accounts receivable of $171,752 and $0, respectively, which represents due from automobile purchasers.

In measuring the credit risk of accounts receivables due from the borrowers and investors (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customer on its contractual obligations and considers the current financial position of the P2P customer and the risk exposures to the P2P customer and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors would pay the service fee within one year upon receipt of their investment returns. On October 17, 2019, the Board approved the Plan for the Company to discontinue and wind down its online lending services business. For the six months ended September 30, 2020, no additional accounts receivable were written-off.

2)	Foreign currency risk

As of September 30, 2020 and March 31, 2020, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $2,233,700 and $818,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. As of September 30, 2020, RMB were appreciated from 7.08 RMB into US$1.00 at March 31, 2020 to 6.79 RMB into US$1.00 at September 30, 2020.

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

(w)	Reclassification

Certain prior period of amounts from the three months ended June 30, 2020 have been reclassified to conform to the current period presentation mainly reclassifying selling, general and administrative expense to cost of revenue. The reclassification had no impact on net income or earning per share.

4.	DISCONTINUED OPERATIONS

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the winding down of the Company’s online P2P lending services business on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 in related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the six months ended September 30, 2020.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the unaudited condensed consolidated balance sheets as of September 30, 2020.

Carrying amounts of major classes of assets included as part of discontinued operations:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Current assets
Cash and cash equivalents	$-	$10,139
Prepayments, other receivables and other assets, net	588,068	816,441
Total current assets	588,068	826,580

Property and equipment, net	7,412	11,206

Total assets	$595,480	$837,786

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$3,030,422	$4,204,012
Due to stockholders	47,084	182,095
Due to related parties and affiliates	-	76,286
Lease liabilities	-	53,899
Total current liabilities	3,077,506	4,516,292

Total liabilities	$3,077,506	$4,516,292

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for three months and six months ended September 30, 2020 and 2019.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,474	$35,879	$4,554	$117,756

Operating expenses
Selling, general and administrative expenses	-	(496,472)	(88,438)	(1,076,527)
Impairments of intangible assets and goodwill	-	(266,534)	-	(266,534)
Total operating expenses	-	(763,006)	(88,438)	(1,343,061)

Income (loss) from discontinued operations	2,474	(727,127)	(83,884)	(1,225,305)

Other income, net	5,401	6,120	6,105	25,195

Income (loss) before income taxes	7,875	(721,007)	(77,779)	(1,200,110)

Income tax expenses	-	-	-	-

Net income (loss) attributable to stockholders	$7,875	$(721,007)	$(77,779)	$(1,200,110)

5.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of September 30, 2020 and March 31, 2020, accounts receivable were comprised of the following:

	September 30,	March 31
	2020	2020
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$1,089,778	$1,172,765
Receivables of service fees due from automobile purchasers	689,396	854,730
Less: Unearned interest	(69,953)	(105,083)
Less: Allowance for doubtful accounts	(242,970)	(379,689)
Accounts receivable, net	$1,466,251	$1,542,723

Accounts receivable, net, current portion	$867,576	$660,645
Accounts receivable, net, noncurrent portion	$598,675	$882,078

Movement of allowance for doubtful accounts for the six months ended September 30, 2020 and the fiscal year ended March 31, 2020 are as follows:

	September 30, 2020	March 31, 2020
	(Unaudited)
Beginning balance	$379,689	$-
Addition	205,319	1,797,816
Recovery	(182,004)	-
Write off	(171,752)	(1,410,736)
Translation adjustment	11,718	(7,391)
Ending balance	$242,970	$379,689

6.	INVENTORIES

	September 30, 2020	March 31, 2020
	(Unaudited)
Automobiles (i)	$812,748	$1,000,675

(i)	As of September 30, 2020, the Company owned two automobiles with an aggregate value of $25,959 for sale, fifteen automobiles with a total value of $387,544 for operating lease, and 30 automobiles with a total value of $399,245 for either leasing or sale.

As of September 30, 2020 and March 31, 2020, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

7.	PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of September 30, 2020 and March 31, 2020, the prepayments, receivables and other assets were comprised of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$587,250	$811,504
Due from automobile purchasers, net (ii)	1,048,126	1,385,352
Prepayments for automobiles (iii)	86,481	365,932
Deposits (iv)	523,245	489,638
Value added tax (“VAT”) recoverable	103,582	146,964
Prepaid expenses (v)	978,839	331,319
Employee advances	14,065	11,937
Investment prepayment (vi)	73,629	-
Others	7,452	72,575
Total prepayments, receivables and other assets	3,422,669	3,615,221
Total prepayments, receivables and other assets - discontinued operations	(588,068)	(816,441)
Total prepayments, receivables and other assets - continuing operations	$2,834,601	$2,798,780

(i)	Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the platform, which will be collected from related borrowers. As of September 30, 2020 and March 31, 2020, the Company recorded allowance of $3,731,934 and $3,688,800, respectively, against doubtful receivables.

(ii)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of September 30, 2020 and March 31, 2020, the Company recorded allowance of $261,330 and $347,954, respectively, against doubtful receivables. During the six months ended September 30, 2020 and 2019, the Company wrote off balance due from automobile purchasers of $159,149 and $0, respectively.

(iii)	Prepayments for automobiles

The balance represented amounts advanced to dealers for automobiles and to other third parties for automobiles related taxes and insurances.

(iv)	Deposits

The balance of deposits mainly represented the security deposit made by the company to various financial institutions and Didi, the online ride-hailing platform.

(v)	Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(vi)	Investment prepayment

The balance of RMB500,000 (approximately $74,000) represented the initial investment made from Sichuan Senmiao to XXTX.

8.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
Leasehold improvements	$185,288	$177,659
Electronic devices	47,795	40,720
Office equipment, fixtures and furniture	82,869	79,271
Vehicles	670,542	320,949
Subtotal	986,494	618,599
Less: accumulated depreciation and amortization	(257,359)	(138,192)
Total property and equipment, net	729,135	480,407
Total property and equipment, net - discontinued operations	(7,412)	(11,206)
Total property and equipment, net - continuing operations	$721,723	$469,201

Depreciation expense from continuing operations for the three months ended September  30, 2020 and 2019 amounted to $48,523 and $27,724, respectively. Depreciation expense from discontinued operations for the three months ended September  30, 2020 and 2019 amounted to $2,063 and $2,770, respectively.

Depreciation expense from continuing operations for the six months ended September 30, 2020 and 2019 amounted to $106,608 and $50,396, respectively. Depreciation expense from discontinued operations for the six months ended September 30, 2020 and 2019 amounted to $4,268 and $5,620, respectively.

9.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2020	March 31, 2020
	(Unaudited)
Software	792,985	791,216
Less: Accumulated amortization	(55,977)	(13,595)
Total intangible assets, net	$737,008	$777,621

Amortization expense from continuing operations totaled $20,856 and $86 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense from discontinued operations totaled $0 and $11,330 for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense from continuing operations totaled $41,670 and $98 for the six months ended September 30, 2020 and 2019, respectively. Amortization expense from discontinued operations totaled $0 and $26,470 for the six months ended September 30, 2020 and 2019, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending September 30, 2021	$83,598
Twelve months ending September 30, 2022	83,597
Twelve months ending September 30, 2023	83,569
Twelve months ending September 30, 2024	73,744
Thereafter	412,500
Total	$737,008

10.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NONCURRENT

The borrowings from certain financial institutions in China represented the short-term loans of $383,072 from a bank and the difference between the actual proceeds disbursed by the financial institution to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $274,322 as of September 30, 2020. Such borrowings totaled $657,394 and $290,974 bearing interest rates ranging between 6.2% and 8.1% per annum as of September 30, 2020 and March 31, 2020, respectively, of which $62,420 and $64,221, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended September 30, 2020 and 2019 was $14,892 and $11,430, respectively. The interest expense for the six months ended September 30, 2020 and 2019 was $35,540 and $21,668, respectively.

11.	ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2020	March 31, 2020
	(Unaudited)
Payables to investors of online lending platform (i)	$2,554,707	$3,668,957
Accrued payroll and welfare	967,607	890,912
Other payable (ii)	177,170	83,810
Loan repayments received on behalf of financial institutions (iii)	564,376	374,535
Payables for expenditures on automobile transaction and related services	647,178	373,026
Accrued expenses	9,539	104,264
Deposits (iv)	1,399,371	543,843
Other taxes payable	315,212	173,056
Total accrued expenses and other liabilities	6,635,160	6,212,403
Total accrued expenses and other liabilities - discontinued operations	(3,030,422)	(4,204,012)
Total accrued expenses and other liabilities - continuing operations	$3,604,738	$2,008,391

(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.

(ii)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

(iii)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

(iv)	The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

12.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $38,490 and $52,028 for the three months ended September 30, 2020 and 2019, respectively, for continuing operations of the Company. The contributions made by the Company were $18,722 and $45,657 for the three months ended September 30, 2020 and 2019, respectively, for the Company’s discontinued operations.

The contributions made by the Company were $69,165 and $94,940 for the six months ended September 30, 2020 and 2019, respectively, for continuing operations of the Company. The contributions made by the Company were $28,571 and $96,736 for the six months ended September 30, 2020 and 2019, respectively, for the Company’s discontinued operations.

As of September 30, 2020 and March 31, 2020, the Company did not make adequate employee benefit contributions in the amount of $230,520 and $170,856, respectively, for continuing operations of the Company. As of September 30, 2020 and March 31, 2020, the Company did not make adequate employee benefit contributions in the amount of $496,286 and $454,151, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

13.	EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. On March 15, 2019, the underwriters elected to exercise 300,000 IPO Underwriter’s Warrants on a cashless basis in exchange for common stock. On April 5, 2019, the Company issued a total of 65,855 shares of common stock to the underwriters as a result of the cashless exercise of 300,000 IPO Underwriter’s Warrants. As of September 30, 2020, there were 37,940 IPO Underwriter’s Warrants outstanding.

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

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 86%; risk free interest rate 1.77%; dividend yield of 0% and expected term of 4 years of the Investor Series A Warrants, 1 year of the Series B Warrants, and 4 years of the placement agent warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $2.80 on June 20, 2019 which was the date the warrants were issued. Net proceeds were allocated as the follows:

Warrants	$3,150,006
Common stock	1,992,118
Total net proceeds	$5,142,124

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and six months ended September 30, 2020, the change of fair value was a loss of $79,237 and $362,217, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the increase in fair value of the liabilities since March 31, 2020. During the three and six months ended September 30, 2019, the change of fair value was $1,998,202 and $1994,806, respectively, was recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) based on the increase in fair value of the liabilities since granted. At September 30, 2020 and March 31, 2020, the fair value of the derivative instrument totaled $648,085 and $342,530, respectively. The fair value of derivative instrument of $1,067,415 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. Fair value of derivative instrument was allocated as the following exercise date:

Exercised date	Fair value of derivative instrument allocated to additional paid-in-capital
August 12, 2019	$699,523
August 13, 2019	262,108
October 9, 2019	49,122
July 9, 2020	56,662
Total	$1,067,415

Underwriters’ Warrants

The Company adopted the provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in connection with the direct equity offering with exercise prices denominated in US dollars are no longer considered indexed to the Company’s stock, as their exercise price is not in the Company’s functional currency (RMB), and therefore no longer qualify for the scope exception and must be accounted for as a derivative. The Underwriters’ Warrants are classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated statements of balance sheets and recorded at an estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities.”

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 129%; risk free interest rate 0.19%; dividend yield of 0% and expected term of 5 years of the Underwriters’ Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants (0.51), the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the closing price of the Company’s common stock of $0.51 on August 4, 2020, which was the date the warrants were issued. Net proceeds were allocated as the follows:

Warrants	$241,919
Common stock	5,856,378
Total net proceeds	$6,098,297

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). At September 30, 2020, a loss of $50,724 was recognized in the accompanying income statement based on the decrees in fair value of the liabilities since issuance. At September 30, 2020, the fair value of the derivative instrument totaled $292,643.

The Company has warrants outstanding as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(1,113,188)	(1,113,188)	-	-
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	568,000	568,000	$0.63	5.00
Forfeited	(3,132)	(3,132)	-	-
Exercised	(50,000)	(50,000)	-	-
Balance, September 30, 2020 (Unaudited)	2,034,470	2,034,470	$0.63	3.38

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

Registered Direct Offering

On April 15, 2019, the SEC declared effective the Company’s Registration Statement on Form S-3, pursuant to which, along with the accompanying prospectus, the Company registered up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units. On June 21, 2019, the Company closed a registered direct offering of an aggregate of 1,781,360 shares of its common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock. The Company sold the shares of common stock at a price of $3.38 per share (the “Share Purchase Price”). The Company received gross proceeds from the offering of approximately $6.0 million, and net proceeds from the offering of approximately $5.1 million after deducting estimated offering expenses payable by the Company.

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

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $3.72 to $0.0001 per share on August 12, 2019.  The Company used the adjusted exercise price to value its derivative liability on its September 30, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. As of September 30, 2020, the Company has issued an aggregate of 1,113,187 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

Exercise of Warrants

On July 9, 2020, one of the holders of Series A warrants exercised the warrants to purchase 50,000 shares of the Company’s stock at an exercise price of $1.50 per share generating gross proceeds of $75,000 to the Company.

Underwritten Public Offering and Exercise of the Over-Allotment Option

On August 4, 2020, the Company entered into the Underwriting Agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the Underwriters, relating to an underwritten public offering of 12,000,000 shares of the Company’s common stock at the Offering Price. Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 1,800,000 shares of common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. An underwriting discount of 7% was applied to the Offering Price, except for Shares purchased by certain existing investors of the Company (the “Excluded Investors”), an underwriting discount of 6% was applied. On August 6, 2020, the Company completed the underwritten offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.3 million.

On August 13, 2020, the Underwriters exercised their rights to purchase an additional 1,800,000 shares of common stock at $0.50 per share. This transaction was completed on August 13, 2020. Net proceeds from the exercise of the underwriters’ over-allotment option were approximately $0.8 million net of underwriting discounts and commissions and offering expenses.

In connection with the underwritten offering, the Company issued the Underwriters or their permitted designees, on a private placement basis, the Underwriters’ Warrants to purchase up to 568,000 shares of common stock. These warrants are valid for a period of five years and exercisable commencing six months from August 4, 2020 at a price per share equal to 125% of the Offering Price and are exercisable on a “cashless” basis.

Common stock issued for consulting services

On July 23, 2020, the Company entered into a consulting agreement with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain management, operation and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 500,000 shares of its common stock, par value $0.0001. These shares were valued at $445,000, based on the closing price of the Company’s common stock on July 23, 2020 of $0.89 per share. Pursuant to the agreement, these shares issued to the Consultant are not subject to vesting or forfeiture, and the Company has no recourse and no substantial disincentives against the Consultant if the services disrupt before the termination or expiration of the service period. As a result, these shares issued to the Consultant should be expensed on the date of issuance. For the three and six months ended September 30, 2020, these shares was recorded as stock compensation of $445,000.

14.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the six months ended September 30, 2020 and 2019, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss from U.S for the six months ended September 30, 2020 amounted to approximately $0.8 million. As of September 30, 2020, the Company’s net operating loss carryforward for U.S. income taxes was approximately $3.3 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of September 30 and March 31, 2020, valuation allowances for deferred tax assets were approximately $0.69 million and $0.53 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, and Yicheng are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax expenses	$705	$4,457	$6,977	$105,598
Deferred income tax expenses	$-	$-	$-	$-
Total income tax expenses	$705	$4,457	$6,977	$105,598

As of September 30, 2020 and March 31, 2020, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $4.6 million and $1.7 million, respectively, which will expire starting from 2023 and ending in 2024. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $1,140,800 and $414,996 related to its operations in the PRC at September 30, 2020 and March 31, 2020, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $192,355 and $178,381 related to its operations in the PRC at September 30, 2020 and March 31, 2020, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2020	March 31, 2020
	(Unaudited)
Net operating loss carryforwards in the PRC	$1,140,800	$414,996
Net operating loss carryforwards in the U.S.	691,882	527,365
Allowance for doubtful account	192,355	178,381
Less: valuation allowance	(2,025,037)	(1,120,742)
	$-	$-

As of September 30, 2020 and March 31, 2020, the Company’s PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $9.8 million and $8.8 million, respectively, which will expire in 2023 to 2024. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At September 30, 2020 and March 31, 2020, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2020	March 31, 2020
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,457,279	$2,206,673
Less: valuation allowance	(2,457,279)	(2,206,673)
	$-	$-

15.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of September 30, and March 31, 2020, balances due from related parties were $81,349 and $12,341, respectively, and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $14,726 and $14,120 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes as of September 30, 2020 and March 31, 2020, respectively. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

This is comprised of amounts payable to two stockholders and are unsecured, interest free and due on demand.

	September 30, 2020	March 31, 2020
	(Unaudited)
Jun Wang	$47,084	$73,384
Xiang Hu	-	108,711
Total due to stockholders	$47,084	$182,095
Total due to stockholders – discontinued operations	(47,084)	(182,095)
Total due to stockholders – continuing operations	$-	$-

3)	Due to related parties and affiliates

	September 30, 2020	March 31, 2020
	(Unaudited)
Loan payable to related parties (i)	$271,751	$202,487
Others (ii)	27,615	26,478
Total due to related parties and affiliates	299,366	228,965
Total due to related parties and affiliates – discontinued operations	-	(76,286)
Total due to related parties and affiliates – continuing operations	$299,366	$152,679

(i)	As of September 30, 2020 and March 31, 2020, the balances represented borrowings from three related parties, which are unsecured, interest free and due in the fiscal year of 2021.

(ii)	As of September 30, 2020 and March 31, 2020, the balances represented $27,615 and 26,478, respectively of payables to three other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three months ended September 30, 2020 and 2019 were $0 and $13,876, respectively. Interest expense for the six months ended September 30, 2020 and 2019 were $0 and $28,022, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of September 30, 2020, the outstanding balances due to these two stockholders in the discontinued operations were $47,084 and $0, respectively. As of March 31, 2020, the outstanding balances in the discontinued operations to these two stockholders were $73,384 and $108,711, respectively.

The Company entered into two office lease agreements which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. As of September 30, 2020 and March 31, 2020, operating lease right-of-use assets of these leases in the continuing operations amounted to $259,018 and $105,432, respectively. As of September 30, 2020 and March 31, 2020, current leases liabilities of these leases in the continuing operations amounted to $105,869 and $78,482, respectively. Non-current lease liabilities of these leases in the continuing operation amounted to $134,328 and $0 as of September 30, 2020 and March 31, 2020, respectively. As of September 30, 2020 and March 31, 2020, current leases liabilities of these leases in the discontinued operations amounted to $0 and $53,899, respectively. For the three months ended September 30, 2020 and 2019, the Company incurred $28,086 and $27,578, respectively, in rental expenses to this related party. For the six months ended September 30, 2020 and 2019, the Company incurred $56,173 and $55,156, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a Company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of September 30, 2020 and March 31, 2020, operating lease right-of-use assets of this lease in the continuing operations amounted $119,148 and $130,873, respectively. As of September 30, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $56,346 and $73,458, respectively. As of March 31, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $73,173 and $88,349, respectively. For the three months ended September 30, 2020 and 2019, the Company incurred expense of $10,655 and $10,455 in rent to Dingchentai, respectively. For the six months ended September 30, 2020 and 2019, the Company incurred $21,310 and $10,455, respectively, in rental expenses to this related party.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Sichuan Jinkailong. During the three months ended September 30, 2020, the Company paid automobile maintenance fees of $0 and $134,352 to those companies as mentioned above, respectively. During the six months ended September 30, 2020, the Company paid automobile maintenance fees of $28,931 and $164,069 to those companies as mentioned above, respectively.

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

Lessee

As of September 30, 2020 and March 31, 2020, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of September 30, 2020, the average remaining operating and finance lease term of its existing leases is 2.1 and 1.9 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Six Months Ended
	Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Lease expenses	Selling, general and administrative	$99,684	$126,438	$205,880	$209,176
Finance lease cost
Amortization of leased asset	Cost of revenue	489,829	-	766,348	-
Amortization of leased asset	General and administrative	539,418	-	1,072,800	-
Interest on lease liabilities	Interest expenses on finance leases	211,053	-	437,230	-
Total lease expenses		$1,339,984	$126,438	$2,482,258	$209,176

Operating lease expenses from continuing operations totaled $99,684 and $98,005 for the three months ended September 30, 2020 and 2019, respectively. Operating lease expenses from discontinued operations totaled $0 and $28,433 for the three months ended September 30, 2020 and 2019, respectively. Operating lease expenses from continuing operations totaled $205,880 and $152,061 for the six months ended September 30, 2020 and 2019, respectively. Operating lease expenses from discontinued operations totaled $0 and $57,115 for the six months ended September 30, 2020 and 2019, respectively. Interest expenses on finance leases from continuing operations totaled $211,053 and $0 for the three months ended September 30, 2020 and 2019, respectively. Interest expenses on finance leases from continuing operations totaled $437,230 and $0 for the six months ended September 30, 2020 and 2019, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease payments	Finance lease payments	Total
Twelve months ending September 30, 2021	$242,376	$5,827,162	$6,069,538
Twelve months ending September 30, 2022	313,752	2,469,925	2,783,677
Twelve months ending September 30, 2023	185,853	197,664	383,517
Twelve months ending September 30, 2024	69,752	-	69,752
Total lease payments	811,733	8,494,751	9,306,484
Less: discount	(75,215)	(720,268)	(795,483)
Present value of lease liabilities	736,518	7,774,483	8,511,001
Less: Present value of lease liabilities – discontinued operations	-	-	-
Present value of lease liabilities – continuing operations	$736,518	$7,774,483	$8,511,001

17.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

From October 1, 2020 through the issuance date of these financial statements, the Company entered into a contract with an automobile dealer for the purchase of a total of 20 automobiles for an aggregate purchase price of approximately $312,000. The purchase is expected to be completed by the end of 2020.

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

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and tendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three and six months ended September 30, 2020, the Company recognized an estimated provisions loss of approximately $83,000 and $102,000, respectively for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of September 30, 2020, the maximum contingent liabilities the Company would be exposed to was approximately $16,159,000 (including approximately $283,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $11,752,000 as of September 30, 2020, based on the market price and the useful life of such collateral, which represents about 72.7% of the maximum contingent liabilities. As of September 30, 2020, approximately $2,599,000, including interests of $156,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 epidemic in China.

Contingent liability of Jinkailong

On October 14, 2020, the fund in the bank accounts of Jinkailong, with a balance of RMB175,335 (approximately $25,050), was frozen by the People's Court of Sichuan Pilot Free Trade Zone (the “Court”) and became restricted cash due to the default of Langyue Automobile Services Company (“Langyue”), a prior business partner whom Jinkailong provided a guarantee to.

On May 25, 2018, Chengdu Industrial Impawn Co., Ltd (“Impawn”) signed a pledge and pawn contract (the “Master Contact”) with Langyue, pursuant to which, Impawn shall provide loans to Langyue up to RMB20 million (approximately $2.9 million). In connection with the Master Contract, Jinkailong entered into a guaranty with Impawn and agreed to provide guarantee on all the payments (including principal, interests, compensations and other expenses) of Langyue jointly and severally with seven other guarantors, one of which is a shareholder of Jinkailong. Langyue used RMB7,019,652 (approximately $1,003,000) of the loans from Impawn and re-loaned it to automobile purchasers referred by Jinkailong from June 2018 to September 2018, which were also guaranteed by Jinkailong.

Langyue did not pay Impawn the monthly installment of June 2020 timely. In July 2020, Impawn sent the Collection Letter and Notice to Langyue to demand payment of the interest and penalty of RMB100,300 (approximately $14,330). On September 18, 2020, Impawn initiated a legal action in front of the Court for an order to collect and enforce the repayment of the total outstanding principals, interest and penalty for an aggregate of RMB9,992,728 (approximately $1,428,000) and other expenses by freezing all bank accounts of the Langyue and all related guarantors. On October 14, 2020, the cash in the bank of Jinkailong, with total amount of RMB175,335 (approximately $25,050) were frozen by the Court and became restricted cash accordingly.

As of September 30, 2020, the maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was RMB2,832,131 (approximately $407,450), which has been included in the amount of contingent liabilities or automobile purchasers as mentioned above. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loan from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,428,000 to Impawn in the future. Considering that the negotiation between Jinkailong and Impawn is still in progress, there are seven other guarantees for the loan, and no further reply nor action from Impawn and the Court, the contingent liabilities cannot be reasonably estimated by the Company as of the issuance date of these unaudited condensed consolidated financial statements. As of November 19, 2020, the restricted cash of Jinkailong was RMB502,855 (approximately $75,863). The Company has taken a series of actions to lower the potential negative impact on the operating of Jinkailong and expects to finalize the solution and release the restricted cash before December 31, 2020.

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Except the contingent liabilities for Langyue, other amounts accrued, as well as the total amount of reasonable possible losses with the respect to such matters, individually and in the aggregate, are not deemed to be material to the interim unaudited condensed consolidated financial statements.

18.	SUBSEQUENT EVENTS

Exercise of Warrants

On October 10, 2020, one of the holders of Series A warrants exercised the warrants to purchase 337,500 shares of the Company’s common stock at an exercise price of $0.50 per share, generating gross proceeds of $168,750 to the Company.

Acquisition of XXTX

On September 11, 2020, Sichuan Senmiao entered into an Investment Agreement of XXTX with all the original shareholders of XXTX, pursuant to which, Sichuan Senmiao agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital have been completed and XXTX became a majority owned subsidiary of Sichuan Senmiao. As of the issuance date of these financial statements, Sichuan Senmiao has made a capital contribution of RMB0.8 million (approximately $0.1 million) to XXTX and the remaining amount is expected to be paid before December 31, 2021. The Company operates a ride-hailing platform through XXTX.

Issuance of RSUs

On October 29, 2020, the Board approved the issuance of an aggregate of 131,819 RSUs to directors, officers and certain employees as stock compensation for their services for the year ending March 31, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $145,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee.

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with Didi Chuxing Technology Co., Ltd. (“Didi”), a major transportation network company in the People’s Republic of China (“PRC” or “China”), operating the largest ride-hailing platform in China. We provide automobile transaction and related services through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). As more fully described below, we also operate an online ride-hailing platform through a majority owned subsidiary of Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), enabling qualified ride-sharing drivers to provide application based transportation services in Chengdu, China, since October 2020. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, as of September 30, 2020, we facilitated financing for an aggregate of 1,680 automobiles with a total value of approximately $23.8 million, sold an aggregate of 1,423 automobiles with a total value of approximately $13.8 million and delivered 1,059 automobiles under operating leases and 122 automobiles under financing leases, respectively, to customers, the vast majority of whom are ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30				Six Months Ended September 30
	2020		2019		2020		2019
	Number of Vehicles	Revenue (Approximate)	Number of Vehicles	Revenue (Approximate)	Number of Vehicles	Revenue (Approximate)	Number of Vehicles	Revenue (Approximate)
Sales	12	$84,000	478	$4,887,000	35	$424,000	899	$8,867,000
Facilitation	12	$75,000	525	$642,000	54	$162,000	978	$1,400,000
Financing Leases	122	$62,000	81	$47,000	122	$104,000	81	$61,000
Operating Leases	442	$788,000	-	-	512	$1,196,000	-	-
Other Services	>2,500	$381,000	>2,000	$309,200	>2,500	651,000	>2,000	$570,000

Our operating leases, auto sales, auto financing and transaction facilitation, automobile management services and auto financial leasing accounted for approximately 56.7%, 6.0%, 5.4%, 11.6% and 4.5% of our total revenue from our automobile transactions and related services, respectively, for the three months ended September 30, 2020 as compare to approximately 47.2%, 16.7%, 6.3%, 10.8% and 4.1% for the six months ended September 30, 2019, respectively.

Our Ride-Hailing Platform

As part of our goal to provide an all-encompassing solution for ride-hailing drivers as well as to increase our competitive strengths in an increasing competitive ride-hailing industry and to take advantage of what we believe is significant market potential, in October 2020, we began operating our own online ride-hailing platform as a means of connecting drivers and riders in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Sichuan Senmiao acquired a 51% equity interest pursuant to an investment agreement entered into with all the original shareholders of XXTX on September 11, 2020 (the “XXTX Investment Agreement”). Pursuant to the XXTX Investment Agreement, Sichuan Senmiao agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest in XXTX. The registration procedures for the change in shareholders and registered capital of XXTX was completed on October 23, 2020. As the date of this Report, Sichuan Senmiao has made capital contribution of RMB0.8 million (approximately $0.1 million) to XXTX and the remaining amount is expected to be paid before December 31, 2021.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently only servicing ride-hailing drivers in Chengdu, providing them a platform to view and take customer orders for rides. We currently collaborate with two well-known aggregation platforms in China, Gaode Map, a map application owned and operated by AutoNavi Software, Co., Ltd. and Meituan an e-commerce platform for services. Under our collaboration, when a rider using the platform searches for taxi/ride-hailing services on the platform, the platform provides such rider a number of online-ride platforms for selection, including ours and if our platform is specifically selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We earn commissions for each completed order based on a certain percentage of the value of the order and settle our commissions with the aggregation platforms on a weekly basis.

We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focused on current driver customers. During November 2020, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers. Our average daily rides in November 2020 (as of the date of this Report) have increased to approximately 17,000, an increase of approximately 185% from 6,000 when we acquired Xixingtianxia. As the date of the Report, Xixingtianxia has over 300,000 registered drivers, of which over 6,000 are active drivers who have completed orders and earned income through Xixingtianxia.

We intend to focus on drivers that currently finance or lease vehicles through us but the platform is available to others. We plan to launch Xixingtianxia in Changsha, China before December 31, 2020.

The acquisition of XXTX brings us a new stream of revenue and furthers our goal of providing an all-encompassing solution for ride-hailing drivers.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Purchaser and Lessee Base

Our revenue growth has been largely driven by the expansion of (i) our automobile purchaser base and the corresponding increase in the amount of automobile transactions facilitated through us, and (ii) our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our automobile transaction and related services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out flyers and participate in trade shows to advertise our services. We plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. We also plan to set up new service centers in the cities of Chengdu and Changsha in 2021. As of September 30, 2020, we had 57 employees in our own sales department and cooperated with a total of 19 third-party sales teams with about 202 professionals in the aggregate.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across the mainland China, a significant number of online ride-hailing drivers who exited the ride-hailing business and tendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained strong during the three months ended September 30, 2020. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2020, we had three parking lots and 15 employees in Chengdu and one parking lot and five employees in Changsha for parking and management of automobiles for operating lease. During the three and six months ended September 30, 2020, our overall utilization of the automobiles for operating lease was approximately 48% and 54%, respectively. We plan to use intelligent vehicle networking services licensed from a third party to further improve our daily management of automobiles. By installing telematics and safety services systems on automobiles under our management, we are able to monitor and manage collected data to generate more precise information and analysis on our online ride-hailing drivers and fleet.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

The growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the three and six months ended September 30, 2020, we saw a significant decrease in the number of automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Payments on a Timely Basis

We advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of September 30, 2020, we had accounts receivable of $1.5 million and advanced payments of approximately $0.9 million due from the automobile purchasers, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. The efficiency of collection of the monthly installment payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection.

The accounts receivable and advance payments may increase our liquidity risk. We have used the majority of the proceeds from our equity offerings and plan to seek equity and/or debt financings to pay for the expenditure related to the automobile purchase. To pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

Ability to Manage Defaults and Potential Guarantee Liability Effectively

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. If a default occurs, we are required to make the monthly payments on behalf of the defaulted purchasers to the financial institution.

We manage the credit risk arising from the default of automobile purchasers by performing credit checks on each automobile purchaser based on the credit reports from People’s Bank of China and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep close communication with our purchasers in particular the ride-hailing drivers so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, automobiles are used as collateral to secure purchasers’ payment obligations under the financing arrangement. In the event of a default, we can track the automobile through an installed GPS system and repossess and handover the automobile over to the financial institution so that we can be released from our guarantee liability. However, if a financial institution initiates a legal proceeding to collect payments due from a defaulted automobile purchaser, we may be required to repay the defaulted amount as a guarantor. If we are unable to undertake the responsibility as a guarantor, our assets, such as cash and cash equivalents, may be frozen by the court if the financial institution successfully requests for an order to freeze our assets or bank accounts, which may adversely affect our operations.

As of September 30, 2020, approximately $2,599,000, including interests of $156,000, due to financial institutions, of all the automobile purchases we serviced were past due. Approximately 1,200 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 90 automobile purchasers that remained in the online ride-hailing business were late in their monthly installment payments as of September 30, 2020. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of September 30, 2020, we recognized an accumulated allowance against receivables of $3,564,069 from these purchasers. For the six months ended September 30, 2020, we also recognized an estimated provision loss of approximately $102,000 for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2020, the total value of non-collateralized automobiles was approximately $1,382,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and the subsequent three months ended June 30, 2020 was negatively impacted to a significant extent. As the ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since April 2020, our revenue for the three months ended September 30, 2020 has an increase of approximately 21% as compared with three months ended June 30, 2020.

Our ability to collect the monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering. As of September 30, 2020, approximately 1,200 drivers exited the online ride-hailing business and tendered their automobiles to us for sublease or sale while approximately 90 drivers postponed their monthly installment payments. As a result, we recorded accumulated bad debt expenses of $3,564,069. However, during the six months ended September 30, 2020, there was an increase in our collection of monthly installments from automobile purchasers and operating lease, and the negative impact has been gradually alleviated. We will continue to closely monitor our collections.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will continue to be adversely impacted if the online ride-hailing market in China recovers slower than anticipated. This compromised cash flow situation is likely to continue during our third and fourth quarters of fiscal year ending March 31, 2021, and may worsen if the COVID-19 pandemic reoccurs in China.

In an effort to assist with our automobile purchasers, we negotiated with the financial institutions we cooperate with to extend the due dates for monthly payments that may be affected by the epidemic. Certain financial institutions agreed to grant a grace period of up to four months from February to May 2020 for qualified drivers.

However, if the epidemic in China deteriorates during the year ending March 31, 2021, our automobile purchasers and lessees may be unable to generate sufficient income to pay their monthly installment payments and the financial institutions may not agree to further extend the due dates, which may create a significant risk of continuing default form our automobile purchasers. As a result, we may have to repay the defaulted amount as a guarantor. Meanwhile, the collection of our receivables due from those automobile purchasers may also be further adversely affected, which may result in additional credit risk. If we experience a widespread default by our automobile purchasers, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and we will be unable to grow our business and may be required to reduce or refocus our operations.

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

Ability to Compete Effectively

Our business and results of operations depend on our ability to compete effectively. Overall, our competitive position may be affected by, among other things, our service quality and our ability to price our solutions and services competitively. We will set up and continuously optimize our own business system to improve our service quality and user experience. Our competitors may have more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. We will need to continue to introduce new or enhance existing solutions and services to continue to attract automobile dealers, financial institutions, car buyers, ride-hailing drivers and other industry participants. Whether and how quickly we can do so will have a significant impact on the growth of our business.

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China's online ride-hailing market will reach $60 billion. The ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to Xinhua News Agency, as of October 12, 2020, approximately 1.04 million online booking taxi transportation certificates and approximately 2.5 million online booking taxi driver's licenses were issued nationwide in China, and the average daily volume of online ride-hailing orders exceeded 21 million. In 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry. In March 2019, T3, a new travel service company, was established in Nanjing and subsequently in other cities, including Wuhan and Chongqing and has accumulated over 1 million registered users since March 2019. T3 is jointly invested by three large automobile manufacturers, FAW, Dongfeng and Chang’an, and leading internet, retail and finance companies such as Suning, Tencent and Alibaba and intends to compete with Didi and capitalize on the great potential of the ride-hailing market. As of December 2019, Alibaba, together with its affiliate, has invested in or acquired more than 30 enterprises in the fields related to ride-hailing, including Hello Travel, Yongan Travel, Didi, Gaode Software, Xiaopeng Automobile and others covering the ride-hailing industry.

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

On July 23, 2018, the General Office of Changsha Municipal People's Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi.” According to the regulations and guidelines, to operate a ride-hailing business in Changsha requires similar licenses in Chengdu, except that automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) is over RMB120,000 (approximately $17,000). In practice, Hunan Ruixi is also required to employ a safety administrator for every 50 automobiles used for online ride-hailing services and submit daily operation information of these automobiles such as traffic violation to the Transport Management Office of the Municipal Communications Commission of Changsha City every month.

Didi, the online ride-hailing platform with whom we cooperate, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 2% of the cars used for online ride-hailing services which we provided management services to did not have the automobile certificate and approximately 68% of our ride-hailing drivers had not obtained the driver’s license as of September 30, 2020. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi began limiting customer orders allocated to drivers in Chengdu if they do not have requisite driver’s license or the automobiles used for ride-hailing services lacks the automobile certificate. Further, in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. The limitation will affect the income of the drivers and may cause an increase in defaults if the drivers fail to generate sufficient income from providing ride-hailing services. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificate and license. Our business and results of operations will be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

Ability to Manage and Grow New Ride-Hailing Business

Due to the fierce competition of online ride-hailing industry in Chengdu and Changsha, our ability to increase our revenue over time may be limited if we focus only on our current automobile transaction and related services business model. As part of our strategy to provide an all-encompassing solution for ride-sharing drivers, we have expanded our services to drivers through the operation of Xixingtianxia, our own online ride-hailing platform, which we expect will bring us a new stream of revenue. We generate revenue through our ride-hailing platform business by earning fees and commission on a per ride basis with a relative fixed charge rate. As the aggregation platforms distribute the demand orders to different online ride-hailing platforms, the flow of drivers in our area of operations is enhanced, leading to a higher probability that more ride orders will be distributed to our platform, which in turn will increase the revenue of the drivers who use our platform (and our revenue). This also allows us to attract more drivers to engage their online ride-hailing business on our platform. Through a series of promotion and effective daily management and training services, we expect our own online ride-hailing platform will offer us a stable revenue source which can also help grow our automobile financing and leasing business.

Pursuant to the cooperation agreement signed with Didi, we may be penalized by Didi, or our partnership with Didi may be terminated as we now operate a business competitive with Didi. However, the service fees from we earn from Didi currently represent less than 0.1% of our total revenue. Therefore, we believe the termination of cooperation with Didi will not have a material influence on our business or results of operations.

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

In connection with the plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of September 30, 2020, we have used cash generated from our automobile transactions and related services and payments collected from borrowers in the aggregate of approximately $3.4 million to repay platform investors and we expect to repay 90% of them by December 31, 2021, an extended due date agreed by the investors. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.7 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staff, to provide a new website design and development service for customers.

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,
	2020	2019	Change
	(unaudited)	(unaudited)
Revenues	$1,390,396	$5,885,287	$(4,494,891)
Cost of revenues	(994,515)	(4,709,184)	3,714,669
Gross profit	395,881	1,176,103	(780,222)
Operating expenses
Selling, general and administrative expenses	(2,749,209)	(1,137,801)	(1,611,408)
Bad debt expense	47,540	(115,476)	163,016
Impairments of financing lease right-of-use assets	(80,223)	-	(80,223)
Total operating expenses	(2,781,892)	(1,253,277)	(1,528,615)
Income (loss) from operations	(2,386,011)	(77,174)	(2,308,837)
Other income (expenses), net	135,457	(28,900)	164,357
Interest expense	(14,892)	(25,306)	10,414
Interest expense on finance leases	(211,053)	-	(211,053)
Change in fair value of derivative liabilities	(129,961)	1,998,202	(2,128,163)
Income (loss) before income taxes	(2,606,460)	1,866,822	(4,473,282)
Income tax expenses	(705)	(4,457)	3,752
Net income (loss)	$(2,607,165)	$1,862,365	$(4,469,530)

Revenues

We started generating revenue from automobile transaction and related services from our acquisition of Hunan Ruixi on November 22, 2018. Revenue for the three months ended September 30, 2020 generated from our automobile transaction and related services, which decreased by $4,494,891, or approximately 76%, as compared with three months ended September 30, 2019, mainly due to the decreased number of newly facilitated automobiles.

As a result of the fierce competition of online ride-hailing industry in Chengdu and Changsha and the adverse impact from COVID-19 pandemic across the mainland China, we experienced a decrease in the number of newly facilitated automobiles. This resulted in a decrease in our revenue from automobile transaction and related services since January 2020 as compared with the prior year. Moreover, we experienced a significant number of online ride-hailing drivers who exited the ride-hailing business and tendered their automobiles to us in the three months ended March 31, 2020 as a result of less demand due to the public travel restrictions. The demand has recovered slowly in the three months ended September 30, 2020 since COVID-19 is generally under control in China and travel restrictions have been lifted by the Chinese government.

As the ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 beginning in April 2020, we also experienced a decrease in the number of automobiles tendered to us by the ride-hailing drivers exiting the business during the three months ended September 30, 2020 as compared with prior quarters. We also experienced an increase in the monthly installments we collected from our customers in the three months ended September 30, 2020 as compared with the three months ended June 30, 2020. In order to gain enough working capital to eliminate the negative impact on our daily cash flow resulting from automobile tendering during the epidemic period and develop a new income resource, we have shifted our business focus to automobile rentals from facilitation of automobile transaction and financing. Moreover, we expect our revenue from automobile rental income to account for a majority of our revenues over the next twelve months. In addition, we plan to focus more on our automobile rental business and increase the utilization of the automobiles for operating leases to capitalize on the increasing demand for short-term automobile rentals. Consequently, we expect our revenue to increase in the third and fourth quarters of our fiscal year ending March 31, 2021.

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Revenues from sales of automobiles	$83,787	$4,886,518
- Operating lease revenues from automobile rentals	787,955	-
- Service fees from automobile purchase services	75,038	600,684
- Facilitation fees from automobile transactions	16	41,764
- Service fees from automobile management and guarantee services	161,043	97,840
- Financing revenues	62,404	47,121
- Other service fees	220,153	211,360
Total Revenue	$1,390,396	$5,885,287

Revenue from our automobile transaction and related services includes sales revenue of automobiles, operating lease revenues from automobile rentals, service fees from automobile purchase services, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 6.0%, 56.7%, 5.4%, 11.6%, 4.5% and 15.8%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2020. Meanwhile, sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, financing revenues and other services fees, including commissions from insurance companies, which accounted for approximately 83.0%, 10.2%, 0.7%, 1.7%, 0.8% and 3.6%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2019.

Sales of automobiles

We generated revenues from sales of automobiles to the customers of Hunan Ruixi during the three months ended September 30, 2020 and to the customers of Jinkailong, Hunan Ruixi and Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”) during the three months ended September 30, 2019. Sales of automobiles during the three months ended September 30, 2020 decreased by $4,802,731 as compared with the same period in 2019, mainly due to the decrease in the number of new automobile purchases, which was a result of the increased competition in the online ride-hailing markets in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China and the shift of our business focus to automobile leasing. We sold an aggregate of 12 automobiles and 478 automobiles to the customers during the three months ended September 30, 2020 and 2019, respectively.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Due to the fierce competition and COVID-19 pandemic, as of September 30, 2020, approximately 1,187 online ride-hailing drivers exited the online ride-hailing business because of decreased income. We leased over 440 automobiles with an average monthly rental income of $495 per automobile, resulting in a rental income of $787,955, for the three months ended September 30, 2020.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services decreased by $525,646 as compared with the same period in 2019, mainly due to the decrease in the number of facilitated new automobile purchases, partially offset by the higher service fees. We serviced 12 new automobile purchases and 13 new automobiles under financial leasing with service fees ranging from $957 to $3,450 per automobile during the three months ended September 30, 2020 while we serviced 525 new automobile purchases with service fees ranging from $89 to $2,986 per automobile during the three months ended September 30, 2019.

Facilitation fees from automobile transactions

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. Facilitation fees from automobile transaction decreased by $41,748 as compared with the same period in 2019 mainly due to the decrease in the number of facilitated new automobiles purchases and the decreased average facilitation fee per automobile.

We facilitated 525 new automobile purchases during the three months ended September 30, 2019, with an average facilitation fee of $80 per automobile. As we shift our business focus to automobile rental, we waived the facilitation fee for new automobile purchasers during the three months ended September 30, 2020. Depending on market conditions, we may continue to waive the facilitation fee for automobile purchases or charge a lower fee, and therefore, we expect facilitation fees from automobile transactions to account for a smaller portion of our total revenue.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The increase of $63,203 in service fees from automobile management and guarantee services was attributed to the increase in the number of automobiles we serviced. We provided management and guarantee services for over 2,500 and 2,000 automobiles during the three months ended September 30, 2020 and 2019, respectively. Our fees increased from a monthly average of $49 per automobile for the affiliation period during the three months ended September 30, 2019 to $64 during the three months ended September 30, 2020.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $62,404 and $47,121 during the three months ended September 30, 2020 and 2019, respectively. The increase of $15,283 was mainly attributed to the increase in the number of automobiles we financed.

Other service fees

We generate other revenues such as commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 91.3%, and 8.7% of revenues from other service fees during the three months ended September 30, 2020, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers accounted for 86.4% and 13.6% of revenues from other service fees during the three months ended September 30, 2019, respectively. Other service fees had a slight increase of $8,793 due to the increase in the number of automobile insurance renewals during the three months ended September 30, 2020 as compared to the same period in 2019.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $77,864, amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $916,651. Cost of revenues decreased by $3,714,669, or approximately 79%, during the three months ended September 30, 2020 as compared with the same period in 2019, mainly due to the decrease in costs of automobile sold of $4,631,320 as the number of automobiles sold decreased from 478 to 12, partially offset by the increase of $916,651 in costs of automobiles under operating leases as a result of the commencement and expansion of our automobile rental business.

Gross Profit

Gross profit decreased by $780,222, or approximately 66%, during the three months ended September 30, 2020 as compared with the same period in 2019 mainly due to the decreased number of facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $171,411 and other revenues with no cost of revenues decreased by $480,115 due to the significant decrease in the number of automobiles sold and facilitated new automobile purchases during the three months ended September 30, 2020 as compared with the same period in 2019. Meanwhile, we had gross loss of $128,696 from operating lease revenues from automobile rentals due to our focus on our operating leases as a means of mitigating the impact of the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $1,137,801 for the three months ended September 30, 2019 to $2,749,209 for the three months ended September 30, 2020, representing an increase of $1,611,408, or approximately 142%. The increase was attributable to the significant expansion of our automobile transaction and related services business operations in the year ended March 31, 2020 and the significant number of automobiles which were tendered to us for sublease or sale due to the negative impact of COVID-19. The increase mainly consists of an increase of $560,274 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, an increase of $336,158 in salary and employee benefits as our employee increased from 158 to 203, an increase of $599,170 in professional service fees such as financial, legal and market consulting, and an increase of $115,806 in advertising and promotion and rental and other office expenses.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who tendered their automobiles to us for sublease or sale increased by approximately 100 and the numbers of drivers who missed their monthly installment payments decreased by approximately 200 during the three months September 30, 2020. However, there was an increase in the amount of our collection of monthly installments during the three months ended September 30, 2020 as compared with the prior quarters end March 31, 2020 and June 30, 2020. We re-evaluated the possibility of collection of unsettled balances from those drivers and recovered bad debt expenses of $47,540 for those receivables during the three months ended September 30, 2020. We recognized bad debt expenses of $115,467 for 23 drivers who postponed their monthly installment payments for over two months during the three months ended September 30, 2019.

Impairments of Financing Lease Right-of-use Assets

For the three months ended September 30, 2020, we evaluated the future cash flow of our right-of-use assets used for financing leases during their remaining useful life and recognized an additional impairment loss of $80,223 for those assets that could not generate enough cash.

Other Income (Expense)

For the three months ended September 30, 2020, we had other income of $135,457, primarily a result of the receipt of a government subsidy of $143,000 from Sichuan Economic and Information Department for our initial public offering in 2018 while we had miscellaneous expense of $28,900 in the same period in 2019.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended September 30, 2020 was $14,892, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $10,414, or approximately 41%, was due to the decrease in outstanding principal.

Interest expense on finance leases for the three months ended September 30, 2020 was $34,339, representing the interest expense accrued under financing leases for the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offering and underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2020 derived from change of the fair value between September 30, 2020 and June 30, 2020 for the warrants issued in our registered direct offering in June 2019 and the fair value between September 30, 2020 and August 4, 2020 for the warrants issued in our underwritten public offering in August 2020, resulted in a loss of $129,961 in total.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $705 and $4,457 for the three months ended September 30, 2019 and 2020, respectively, mainly represented the provision of enterprise income tax resulting from the taxable income of $2,820 and $23,508, respectively, from Hunan Ruixi.

Other subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense were recorded.

Net Income (Loss)

As a result of the foregoing, net loss for the three months ended September 30, 2020 was $2,607,165, representing a change of $4,469,530 from net income of $1,862,365 for the three months ended September 30, 2019.

Results of Operations for the Six Months Ended September 30, 2020 Compared to the Six Months Ended September 30, 2019

	For the Six Months Ended September 30,
	2020	2019	Change
	(unaudited)	(unaudited)
Revenues	$2,537,312	$10,897,850	$(8,360,538)
Cost of revenues	(1,794,771)	(8,731,496)	6,936,725
Gross profit	742,541	2,166,354	(1,423,813)
Operating expenses
Selling, general and administrative expenses	(4,709,634)	(2,013,234)	(2,696,400)
Bad debt expense	(81,072)	(128,214)	47,142
Impairments of financing lease right-of-use assets	(80,223)	-	(80,223)
Total operating expenses	(4,870,929)	(2,141,448)	(2,729,481)
Income (loss) from operations	(4,128,388)	24,906	(4,153,294)
Other income (expenses), net	129,381	(15,733)	145,114
Interest expense	(35,540)	(62,345)	26,805
Interest expense on finance leases	(437,230)	-	(437,230)
Change in fair value of derivative liabilities	(412,941)	1,994,806	(2,407,747)
Income (loss) before income taxes	(4,884,718)	1,941,634	(6,826,352)
Income tax expenses	(6,977)	(105,598)	98,621
Net income (loss)	$(4,891,695)	$1,836,036	$(6,727,731)

Revenues

Revenue for the six months ended September 30, 2020 decreased by $8,360,538, or approximately 77%, as compared with six months ended September 30, 2019. The decrease was mainly due to the decrease in the number of newly facilitated automobile purchases and automobiles sold. However, in order to mitigate the negative impact on our cash flow resulted from the tendering of automobiles from drivers who exited the ride-hailing business during the quarter ended March 31, 2020 and develop a new income source, we shifted our business focus to automobile rental and had revenue of $1,196,433 from automobile rental, which partially offset the negative impact of the decrease in our revenue.

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2020 and 2019:

	For the Six Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Revenues from sales of automobiles	$423,632	$8,866,629
- Operating lease revenues from automobile rentals	1,196,433	-
- Service fees from automobile purchase services	160,577	1,257,010
- Facilitation fees from automobile transactions	1,616	143,263
- Service fees from automobile management and guarantee services	273,601	184,655
- Financing revenues	104,434	61,264
- Other service fees	377,019	385,029
Total Revenue	$2,537,312	$10,897,850

Revenue from our automobile transaction and related services includes sales revenue of automobiles, operating lease revenues from automobile rentals, service fees from automobile purchase services, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 16.7%, 47.2%, 6.3%, 10.8%, 4.1% and 14.9%, respectively, of the total revenue from automobile transaction and related services during the six months ended September  30, 2020. Meanwhile, sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 81.4%, 11.5%, 1.3%, 1.7%, 0.6% and 3.5%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2019.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong and Hunan Ruixi during the six months ended September 30, 2020 and to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the six months ended September 30, 2019. Sales of automobiles during the six months ended September 30, 2020 decreased by $8,442,997 as compared with the same period in 2019, mainly due to the decrease in the number of new automobile purchases, which was a result of a fiercely competed online ride-hailing market in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China and the shift of our business focus to automobile leasing. We sold an aggregate of 35 automobiles and 899 automobiles during the six months ended September 30, 2020 and 2019, respectively.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. We leased over 500 automobiles with an average monthly rental income of $495 per automobile, resulting in a rental income of $1,196,433, for the six months ended September 30, 2020.

Service fees from automobile purchase services

Service fees from automobile purchase services had a significant decrease of $1,096,433 during the six months ended September 30, 2020 as compared with the same period in 2019, mainly due to the decrease in the number of facilitated new automobile purchases. We serviced 79 new automobile purchases under financing lease with service fees ranging from $135 to $3,450 per automobile during the six months ended September 30, 2020 while we serviced 978 new automobile purchases with service fees ranging from $88 to $3,626 per automobile during the six months ended September 30, 2019.

Facilitation fees from automobile transactions

Facilitation fees from automobile transaction decreased by $141,647 during the six months ended September 30, 2020 as compared with the same period in 2019 mainly due to the decrease in the number of facilitated new automobiles purchases from 978 to 54 and the decreased average facilitation fee per automobile. As we shift our business focus to automobile rental, we waived the facilitation fee for new automobile purchasers during the three months ended September 30, 2020.

Service fees from automobile management and guarantee services

The majority of our customers are ride-hailing drivers, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The increase of $88,946 in service fees from automobile management and guarantee services was attributed to the increase in the number of automobiles we serviced. We provided management and guarantee services for over 2,500 and 2,000 automobiles during the six months ended September 30, 2020 and 2019, respectively. Our fees increased from a monthly average of $49 per automobile for the affiliation period during the six months ended September 30, 2019 to $64 during the six months ended September 30, 2020.

Financing revenues

We recognized a total interest income of $104,434 mainly from financing the purchase of an aggregate of 122 automobiles and $61,264 from an aggregate of 81 automobiles during the six months ended September 30, 2020 and 2019, respectively.

Other service fees

We generate other revenues such as commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 90.6%, and 9.4% of revenues from other service fees during the six months ended September 30, 2020, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers accounted for 84.8% and 15.2% of revenues from other service fees during the six months ended September 30, 2019, respectively. The slight decrease of $8,010 was attributed to the lower insurance commissions paid by insurance companies on renewal of automobile insurance as compared to the purchase of new insurances despite an increase in the number of automobiles under our management during the six months ended September 30, 2020.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $410,155, amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,384,616. Cost of revenues decreased by $6,936,725, or approximately 79%, during the six months ended September 30, 2020 as compared with the same period in 2019, mainly due to the decrease in costs of automobiles sold of $8,321,341 as the number of automobiles sold decreased from 899 to 35, partially offset by the increase of $1,384,616 in costs of automobiles under operating leases as a result of the commencement and expansion of our automobile rental business.

Gross Profit

Gross profit decreased by $1,423,813, or approximately 66%, during the six months ended September 30, 2020 as compared with the same period in 2019 mainly due to the decreased number of automobile sales and facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $121,656 and other revenues with no cost of revenues decreased by $1,113,974 due to the significant decrease in the number of automobile sold and facilitated new automobile purchases during the six months ended September 30, 2020 as compared with the same period in 2019. Meanwhile, we had gross loss of $188,183 from operating lease revenues from automobile rentals due to our focus on our operating leases as a means of mitigating the impact from the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $2,013,234 for the six months ended September 30, 2019 to $4,709,634 for the six months ended September 30, 2020, representing an increase of $2,696,400, or approximately 134%. The increase was attributable to the significant expansion of our automobile transaction and related services business operations in the year ended March 31, 2020 and the significant number of automobiles tendered to us for sublease or sale due to the negative impact of COVID-19. The increase mainly consists of an increase of $1,114,470 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, an increase of $696,161 in salary and employee benefits as our employee increased from 158 to 203, an increase $531,312 in professional service fees such as financial, legal and market consulting, and an increase of $354,457 in advertising and promotion, rental and other office expenses.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing market in Chengdu and Changsha, and the negative impact of COVID-19, an aggregate of approximately 1,200 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 90 drivers who postponed their monthly installment payments as of September 30, 2020. The number of online ride-hailing drivers we serviced who tendered their automobiles to us for sublease or sale increased by 350 and the numbers of drivers postponed their monthly installment payments decreased by approximately 260 during the six months September 30, 2020. We re-evaluated the possibility of collection of unsettled balances from those drivers and recognized bad debt expenses of $81,072 for those receivables during the six months ended September 30, 2020. While we recognized bad debt expenses of $218,214 for 23 drivers who postponed their monthly installment payments over two months and other long-aged receivables during the six months ended September 30, 2019.

Impairments of Financing Lease Right-of-use Assets

For the six months ended September 30, 2020, we evaluated the future cash flow of our right-of-use assets used for financing leases during their remaining useful life and recognized an additional impairment loss of $80,223 for those assets that could not generate enough cash.

Other Income (Expense)

For the six months ended September 30, 2020, we had other income of $129,381, as a result of the receipt of a government subsidy of $143,000 from Sichuan Economic and Information Department for our initial public offering in 2018 while we had miscellaneous expense of $15,733 in the same period in 2019.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the six months ended September 30, 2020 was $35,540, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $26,805 or approximately 43%, was due to the decrease in outstanding principal.

Interest expense on finance leases for the six months ended September 30, 2020 was $437,230, representing the interest expense accrued under financing leases for the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 registered direct offering and August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2020 derived from change of the fair value between September 30, 2020 and March 31, 2020 for the warrants issued in our June 2019 registered direct offering and the fair value between September 30, 2020 and August 4, 2020 for the warrants issued in our August 2020 underwritten public offering, resulted in a loss of $412,941 in total.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $6,977 for the six months ended September 30, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of $27,908 from Hunan Ruixi and Jinkailong. Income tax expense of $105,598 for the six months ended September 30, 2019 mainly represented the provision of enterprise income tax resulting from the taxable income totaling $23,508 of Hunan Ruixi and $398,884 of Jinkailong.

Other subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense were recorded.

Net Income (Loss)

As a result of the foregoing, net loss for the six months ended September 30, 2020 was $4,891,695, representing a change of $6,727,731 from net income of $1,836,036 for the six months ended September 30, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $4,394,019 as of September 30, 2020 as compared to $833,888 as of March 31, 2020 for our continuing operations. We had no cash and cash equivalents as of September 30, 2020 as compared to $10,139 as of March 31, 2020 for our discontinued operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

On August 6, 2020, we closed an underwritten public offering of 12,000,000 shares at $0.50 per share for total gross proceeds of approximately $6.0 million. After deducting underwriting discounts and commissions and offering expenses payable by us, the aggregate net proceeds totaled approximately $5.3 million. In addition, the underwriters for the public offering exercised their over-allotment to purchase 1,800,000 shares of common stock at $0.50 per share, generating net proceeds of approximately $0.8 million after deducting underwriting discounts and commissions and offering expenses.

In addition to the proceeds from our underwritten public offering, we also expect to receive an aggregate of RMB 50 million (approximately $7.0 million) in cash under the JKL Investment Agreement entered into by and among Hunan Ruixi, Jinkailong, the other shareholders of Jinkailong and Hongyi on July 4, 2020. Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million), which will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) was due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. According to the latest arrangement with Hongyi, the first payment of $1.4 million has been postponed and the total investment of $7.0 million will be made before March 31, 2021.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $4.9 million and $0.1 million from continuing operations and discontinued operations, respectively, for the six months ended September 30, 2020, (2) accumulated deficit of approximately $27.9 million as of September 30, 2020; (3) the working capital deficit of approximately $3.6 million and (4) operating cash outflows of approximately $0.2 million and $1.1 million from continuing operations and discontinued operations, respectively, for the six months ended September 30, 2020. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

●	continuing to seek equity financing to support our working capital;

●	other available sources of financing (including debt) from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our related parties.

We believe that the proceeds from our public offerings and our anticipated cash flows would not be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report.

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

	For the Six Months Ended September 30,
	2020	2019
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(1,295,974)	$(6,064,404)
Net Cash Used in Investing Activities	(19,643)	(854,695)
Net Cash Provided by (Used in) Financing Activities	4,789,349	4,650,997
Effect of Exchange Rate Changes on Cash and Cash Equivalents	76,259	(213,741)
Cash and Cash Equivalents at Beginning of Period	844,028	5,020,510
Cash and Cash Equivalents at End of Period	4,394,019	2,538,667
Less: Cash and cash equivalents from discontinued operations	-	(293,766)
Cash and cash equivalents from continuing operations, end of period	$4,394,019	$2,244,901

Cash Flow in Operating Activities

For the six months ended September 30, 2020, net cash used in operating activities was $1,295,974, which consists of the net cash used in operating activities of $164,410 from continuing operations and $1,131,564 from discontinued operations. The total net cash used in operating activities primarily comprised of salary and employee surcharge of $1,376,528, the payment of $755,796 to investors of the discontinued P2P platform, other operating costs of $459,415, costs of $97,990 on automobiles used for financial lease to be collected within the lease terms, and payment of $821,845 for purchase of automobiles and related transactions, partially offset by revenue received of $2,452,541 and the net collection of $232,762 of the advance payments due from the automobile purchasers.

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

Cash Flow in Investing Activities

For the six months ended September 30, 2020, we had net cash used in investing activities of $19,643, which consisted of the net cash used in investing activities of $19,572 from continuing operations and $71 from discontinued operations. The total net cash used in investing was for the purchase of office equipment and electronic devices.

For the six months ended September 30, 2019, we had net cash used in investing activities of $854,695, which primarily consisted of:(1) the payment of $181,805, $155,460 and $47,430 for the purchases of leasehold improvements, vehicles and office equipment, respectively, and (2) the payment of $470,000 for the development of software to be used in our automobile transaction and related services.

Cash Flow in Financing Activities

For the six months ended September 30, 2020, we had net cash provided by financing activities of $4,789,349, which primarily consisted of: (1) net proceeds of $6,173,297 from our underwritten public offering in August 2020; (2) proceeds from the exercise of warrants of $75,000; (3) borrowings from an insurance company of $488,932, partially offset by (4) repayments and loans to stockholders, related parties and affiliates of $300,896, (5) repayments of current borrowings from financial institutions of $150,999; and (5) principal payments made for finance lease liabilities of $1,449,554.

For the six months ended September 30, 2019, we had net cash provided by financing activities of $4,650,997, which mainly consisted of:(1) net proceeds from our June 2019 registered direct offering of $5.1 million; (2) release of escrow receivable of $600,000, (3) net proceeds from short-term borrowings from related parties and affiliates of $338,702 for the daily operation of Jinkailong, partially offset by (4) repayments of borrowings from financial institutions and third parties of $559,676, and (4) repayment of borrowings from stockholders of $870,249.

Off-Balance Sheet Arrangements

As the date of the Report, we had the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

•	Purchase Commitments

Subsequent to September 30, 2020 through the date of this Report, we entered into a contract with an automobile dealer for the purchase of a total of 20 automobiles for an aggregate purchase price of approximately $312,000. The purchase is expected to be completed by the end of 2020, which will lead to an increase in our inventory and cash outflow in operating activities.

•	Contingent Liabilities

Contingent liabilities for automobile purchasers

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of September  30, 2020, the maximum contingent liabilities the we would be exposed to was approximately $16,159,000 (including approximately $283,000 related to our discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of September 30, 2020, approximately $2,599,000, including interests of $156,000, due to financial institutions, of all the automobile purchases we serviced were past due.

Contingent liability of Jinkailong

On October 14, 2020, the funds in the bank accounts of Jinkailong, with a balance of RMB175,335 (approximately $25,050), was frozen by the People's Court of Sichuan Pilot Free Trade Zone (the “Court”) and became restricted cash due to the default of Langyue Automobile Services Company (“Langyue”), a prior business partner whom Jinkailong provided guarantees to.

On May 25, 2018, Chengdu Industrial Impawn Co., Ltd (“Impawn”) signed a pledge and pawn contract (the “Master Contact”) with Langyue, pursuant to which, Impawn shall provide loans to Langyue up to RMB20 million (approximately $2.9 million). In connection with the Master Contract, Jinkailong entered into a guaranty with Impawn and agreed to provide guarantee on all the payments (including principal, interests, compensations and other expenses) of Langyue jointly and severally with seven other guarantors, one of which is a shareholder of Jinkailong. Langyue used RMB7,019,652 (approximately $1,003,000) of the loans from Impawn and re-loaned it to automobile purchasers referred by Jinkailong from June 2018 to September 2018, which were also guaranteed by Jinkailong.

Langyue did not timely pay Impawn the monthly installment for June 2020. In July 2020, Impawn sent the Collection Letter and Notice to Langyue to demand payment of the interest and penalty of RMB100,300 (approximately $14,330). On September 18, 2020, Impawn initiated a legal action in front of the Court for an order to collect and enforce the repayment of the total outstanding principals, interest and penalty for an aggregate of RMB9,992,728 (approximately $1,428,000) and other expenses by freezing all bank accounts of the Langyue and all related guarantors. On October 14, 2020, the cash in the bank of Jinkailong, with total amount of RMB175,335 (approximately $25,050) were frozen by the Court and became restricted cash accordingly.

As of September 30, 2020, the maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was RMB2,832,131 (approximately $407,450), which has been included in the amount of contingent liabilities or automobile purchasers as mentioned above. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loan from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,428,000 to Impawn in the future. Considering that the negotiations between Jinkailong and Impawn are still in progress, there are seven other guarantees for the loan, and no further reply nor action from Impawn and the Court, the contingent liabilities cannot be reasonably estimated by us as of the issuance date of this Report. As of November 19, 2020, the restricted cash of Jinkailong was RMB502,855 (approximately $75,863). We have taken a series of actions to lower the potential negative impact on the operations of Jinkailong and expect to finalize a solution and release the restricted cash before December 31, 2020.

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

Other than disclosed below, there have been no material changes during the three months ended September 30, 2020 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2020.

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

Service fees from management and guarantee services – Over 95% of our customers are online ride-hailing drivers. The drivers sign affiliation agreements with us, pursuant to which we provide them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. We recognize revenue over the affiliation period when performance obligations are completed.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2020, our pricing interest rate is 6.0% per annum.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

We have hired new accounting staff and are in the progress of improving our system security environment and conducting regular backup plans and penetration testing to ensure network and information security. In addition, we plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring additional accounting staff with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; and

(ii)	improving our internal audit function, internal control policies and monitoring controls based on the work of our internal audit staff.

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of our legal proceedings, see “Off-Balance Sheet Arrangements – Contingent Liabilities – Contingent liability relating to Jinkailong” under Part I, Item 2 of this Form 10-Q.

Item 1A.	Risk Factors.

In light of the recent launch of Xixingtianxia, our own online ride-hailing platform as described in this Report, we are providing the following updated risk factors relating to this new business:

We only recently launched our own online ride-hailing platform, which makes it make it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.

We only recently launched our online ride-hailing platform. This lack of operating history may make it difficult for investors to evaluate our prospects for success for this business. In order to establish commercial viability of this business, we will have to acquire a large customer base. There can be no assurances that we will be able to do so.

As a “start up” business, our online ride-hailing platform may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. There is no assurance that we will be successful with this business and the likelihood of success of our ride-hailing platform must be considered in light of our relatively early stage of operations. Any growth in this business will put significant demands on our processes, systems and personnel. If we are unable to successfully manage and support our growth and the challenges and difficulties associated with managing our ride-hailing platform as a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our securities could decline.

We face intense competition in our new online ride-hailing business, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our initial target market of Chengdu, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. We only recently launched our own proprietary online ride-hailing platform, and as a new business line, we will be highly susceptible to competition. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken, or fail to improve, and we could experience growth stagnation or even a decline in revenue that could materially and adversely affect our business, results of operations and financial condition.

Certain of our online ride-hailing competitors, such as 01Zhuanche and Caocao, have far greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could adversely affect our results of operations. Further, they will have greater resources to deploy towards the research, development and commercialization of new technologies, or they may have other financial, technical or resource advantages. These factors may allow our online ride-hailing competitors to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings to our detriment.

If our safety system fails to ensure user safety while using our online ride-hailing platform, our business, results of operations and financial condition could be materially and adversely affected.

According to the Emergency Notice on Further Strengthening the Safety Management of Online Reservation of Taxis and Carpooling of Private Vehicles jointly promulgated by the General Office of Ministry of Transportation and the General Office of the PRC Ministry of Public Security on September 10, 2018, online ride-hailing platforms shall carry out background checks on all online ride-hailing drivers according to relevant requirements of taxi driver background check and supervision.

We are in the progress of improving a safety system to build up trust among our users and ensure the safety level, including conducting background checks to screen our potential online ride-hailing drivers and their vehicles to identify those that are not qualified to utilize our platform pursuant to applicable laws and regulations or our internal standards. We have also established a 24/7 emergency response mechanism to deal with emergency safety issues. Our cooperated aggregation platforms also have various safety measures through mobile apps, such as one-button emergency calls, to protect riders during the trips.

We cannot assure you, however, that our own safety system and the safety measures of our cooperated aggregation platforms will always meet our expectations or the requirements under applicable laws and regulations, and that we will always be able to filter out unqualified online ride-hailing drivers or timely respond to and deal with emergency matters. We may also fail to effectively control the behaviors of these drivers, or cause them to fully comply with our platform policies and standards. Any negative publicity resulting from any failures, mistakes or omissions of our safety system, including any safety incidents or data security breaches, could materially and adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. If our safety system fails to ensure user safety while using our platform, our business, results of operations and financial condition could be materially and adversely affected.

Illegal, improper or otherwise inappropriate activities of users while utilizing our online ride-hailing platform could expose us to liabilities and harm our reputation, business, results of operations and financial condition.

Illegal, improper or otherwise inappropriate activities by users while utilizing our online ride-hailing platform could expose us to liabilities and materially and adversely affect our reputation, business, results of operations and financial condition. These activities may include abuse, assault, theft, false imprisonment, sexual harassment, identity theft, unauthorized use of credit and debit cards or bank accounts, and other misconduct. While we have implemented various measures to anticipate, identify and address risks associated with these activities, we may not adequately address or prevent all illegal, improper or otherwise inappropriate activities by our users, which could damage our brand and the viability of this business.

At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities are too restrictive and inadvertently prevent qualified online ride-hailing drivers otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of our users and their utilization of our online ride-hailing platform could be negatively impacted. For example, if we cannot complete background checks of potential online ride-hailing drivers who apply to utilize our platform on a timely basis, we may not be able to onboard potential online ride-hailing drivers in time and, as a result, our platform may be less attractive to qualified online ride-hailing drivers.

Furthermore, any negative publicity related to the foregoing, whether such incident occurred on our platform or on our competitors’ platforms, could materially and adversely affect our reputation and brand and more importantly, public perception of the online ride-hailing industry as a whole, which could negatively affect the demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, results of operations and financial condition.

We may be considered as conducting payment services as a non-financial institution without a Payment Business Permit.

Gaode Map and Meituan settle payments to our accounts in Alipay or Qiandaibao once a week. In general, after deducting service fees of Gaode Map and Meituan, the remaining amounts, including the earnings of the drivers and our service fees, are transferred to our accounts in Alipay and Qiandaibao. Then we settle the payments with the online ride-hailing drivers.

According to the Measures for the Administration of Payment Services of Non-Financial Institutions which were promulgated by the PRC government on June 14, 2010, effective on September 1, 2010 and amended on April 29, 2020, non-financial institutions are required to obtain a payment business permit (the “Payment Business Permit”) to provide payment services. Neither non-financial institutions nor individuals is permitted to engage in any form of payment business without the approval of the Chines government, including payment through the Internet.

The relevant PRC rules and regulations lack clear guidance as to what practice or process constitutes payment or settlement services without a Payment Business Permit. Therefore, there is a risk that our settlement practice may cause us to be deemed as engaging in payment and settlement services without a license. As of the date of this Report, to our knowledge, we were not required by the relevant regulatory authorities to obtain the Payment Business Permit for our past settlement practice, nor have we received any penalty in connection with any purported operations of payment and settlement services without a Payment Business Permit or otherwise in violation of the above-described rules and regulations. If we encourage issues in this regard, we will consider engaging a licensed commercial bank to escrow our bank account and manage the prepayments received from our enterprise users and refund balances attributable to our individual users. However, we cannot assure you that our cooperation with a commercial bank in this regard would completely address the payment-related risk or such cooperation would suffice for all of our present or future businesses. In addition, the settlement services provided by licensed third-parties and financial institutions are subject to various rules and regulations, which may be amended or reinterpreted to encompass additional requirements. In response to that, we may have to adjust our cooperation with such licensed commercial bank or any other financial institutions and may thus incur higher transaction and compliance costs. Any of the circumstances would have a material and adverse effect on our business, results of operations and financial condition.

If we fail to cost-effectively attract and retain online ride-hailing drivers, or to increase utilization of our platform by existing users, our business, results of operations and financial condition could be materially and adversely affected.

The growth of our online ride-hailing platform depends in part on our ability to cost-effectively attract and retain online ride-hailing drivers who satisfy our screening criteria and procedures, and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered incentives for drivers. We believe that our sales and marketing initiatives is promoting awareness of our offerings, which in turn drives the growth of our driver pool and the utilization rate of our marketplace. However, we may fail to retain and attract qualified online ride-hailing drivers due to a number of reasons, such as our lack of brand recognition and reputation or our failure to provide subsidies that are comparable or superior to those of our competitors. Other factors beyond of our control, such as increases in the price of gasoline, vehicles or insurance, and the vehicle quantity control of PRC government, may also reduce the number of private car owners and taxi drivers on our platform or their utilization of our online ride-hailing platform.

Our failure to continuously attract and retain drives and to increase utilization of our online ride-hailing platform would impair the network effect of our platform, which would in turn materially and adversely affect our business, results of operations and financial condition.

Changes to pricing for our online ride-hailing services could materially and adversely affect our ability to attract or retain riders and qualified drivers.

Demand for our online ride-hailing services is sensitive to ride fares, which takes into consideration, among other things, incentives paid to online ride-hailing drivers and our service fees. Our pricing strategies could be affected by a number of factors, including operating costs, legal and regulatory requirements or constraints, our current and future competitors’ pricing and marketing strategies, and the perception of ride fares as a non-compensatory sharing of travel cost by online ride-hailing drivers. Some competitors offer, or may in the future offer, lower-priced services. Similarly, some competitors may use marketing strategies to attract or retain riders and qualified online ride-hailing drivers at lower costs than us. Certain competitors may also attract and retain riders and qualified online ride-hailing drivers with significant subsidies. As such, we may be forced by competition, regulation or other reasons to reduce ride fares and service fees, increase incentives we pay to online ride-hailing drivers on our platform, reduce our service fees, or to increase our marketing and other expenses. Furthermore, our users’ price sensitivity may vary by geographic locations, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. We may launch new pricing strategies and initiatives, or modify existing pricing methodologies, any of which may not ultimately be successful in attracting and retaining riders and qualified online ride-hailing drivers.

Any significant disruption in service on our online ride-hailing platform, malfunctions of our technology systems, errors and quality issues in our software, hardware and systems, or human errors in operating these systems, could materially and adversely affect our business, results of operation and financial condition.

Our online ride-hailing business is dependent on the ability of our information technology systems to process massive amounts of information and transactions in a consistently stable and timely manner. Our information technology infrastructure in Hangzhou is hosted by third-party service providers. The satisfactory performance, reliability and availability of our technology and underlying network infrastructure are critical to our operations, service quality, reputation and ability to retain and attract users. We cannot guarantee that access to our online ride-hailing platform will be uninterrupted, error-free or secure. Our online ride-hailing operations also depend on the ability of the host of our system hardware to protect its and our systems in its facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or criminal acts. If our arrangement with the current host is terminated, or there is a lapse of service or damage to the host’s facilities, we could experience interruptions in our service as well as delays and incur additional expenses in arranging new facilities. In the event of a partial or complete failure of any of our computer systems, our business activities would be materially disrupted. In addition, a prolonged failure of our information technology system could damage our reputation and materially and adversely affect our prospects and profitability.

We may continue to experience, system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events could result in material losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our services could adversely affect our business and reputation and could result in the loss of users. Also, our software, hardware and systems may contain undetected errors, which could have a material adverse impact on our online ride-hailing business, particularly where such errors are not timely detected and remedied. In addition, our platform and services use complex software, and may have coding defects or errors that may impair our users’ ability to use our platform and services. The models and algorithms that we use for our platform and services may also contain design or performance defects that are not detectable even after extensive internal testing. We cannot assure you that we would be able to detect and resolve all such defects and issues through our quality control measures.

Any errors, defects and disruptions in services, or other performance problems with our online ride-hailing platform and services could hurt our reputation, affect user experience or cause economic loss or other types of damage to our users. Software and system errors or human errors could delay or inhibit order dispatching, matching of users, route calculation, settlement of payments, and reporting of errors, or prevent us from collecting service fees or providing services. Such issues could result in liabilities and losses, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, if we fail to adopt new technologies or adapt our mobile apps, websites and systems to changing user preferences or emerging industry standards, our business and prospects may be materially and adversely affected.

If we fail to obtain and maintain the requisite licenses and approvals required for our online ride-hailing business, or if we are required to take compliance actions that are time-consuming or costly, our business, results of operations and financial condition may be materially and adversely affected.

As the date of this Report, we believe we have obtained all licenses and permits and made all necessary filings that are essential to the operation of our online ride-hailing platform, many of which are generally subject to regular PRC government review or renewal. However, we cannot assure you that we can successfully update or renew the licenses required for our business in a timely manner or that these licenses are sufficient to conduct all of our present or future business. If the relevant authorities determine that our platform has not obtained the requisite licenses or our operations are not in compliance with the relevant regulations, we may be required to suspend our operations, which may cause significant loss of our users and materially and adversely affect our business, results of operations and financial condition. If we fail to complete, obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various activities, including the imposition of fines and the discontinuation or restriction of our operations. Any such penalties may disrupt our business operations and materially and adversely affect our business, results of operations and financial condition.

We rely primarily on a third-party insurance policy to insure our auto-related risks relating to our online ride-hailing services. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, results of operations and financial condition.

We may become subject to claims arising primarily from our online ride-hailing services for automobile-related incidents, including bodily injury, property damage and uninsured and underinsured liability. If we were held liable to these automobile-related claims under court orders and the amounts exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles or otherwise paid by our insurance provider. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles when our policies are renewed or replaced. In addition, our insurance providers might be subject to regulatory actions from time to time. Our business, results of operations and financial condition could be adversely affected if cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided, or the number of claims under our deductibles differs from historic averages.

We rely on third-party payment processors to process payments made by our business partners and payments made to private car owners and taxi drivers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, results of operations and financial condition could be adversely affected.

We rely on third-party payment processors, such as Alipay and Qiandaibao, and rarely, commercial banks, to process payments made by our business partners and payments made to online ride-hailing drivers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternative payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, encounter disruption or compromise, or experience outages. Our third-party payment processors may also be penalized or suspended if they fail to protect personal information in compliance with relevant laws and regulations. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to private car owners and taxi drivers on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain users.

We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our business partners, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our services less convenient and attractive to our users. If any of these events were to occur, our business, results of operations and financial condition could be adversely affected.

We depend on the ability of our online ride-hailing platform to operate across third-party applications and platforms that we do not control.

In connection with our online ride-hailing business, we have integrations with Gaode Maps, Meituan, Alipay, Qiandaibao and some third-party service providers. As our online ride-hailing services expand and evolve, we may have an increasing number of integrations with other third-party applications, products and services. Third party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate and distribute our platform. As our online ride-hailing services continue to evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to competitive products or services, our business, results of operations and financial condition could be materially and adversely affected.

If we fail to effectively manage the behaviors of order skipping, disintermediation and other misconduct and fraud by our users, our business, results of operations and financial condition could be materially and adversely affected.

Online ride-hailing drivers on our platform may skip orders and fail to pick up riders, or circumvent our platform and complete the transaction offline and in private. Our users may also maliciously misappropriate subsidies provided on our platform. For example, if we detect users engaging in cheating behaviors to earn incentives we have offered, we may be required to disqualify them from using such incentives. We have also implemented various measures to prevent order skipping. For example, we monitor the order completion rate for our online ride-hailing drivers, and those with low credit scores based on riders’ feedback or behavior scores will be less likely to receive orders on our platform. If we detect a persistent skipping pattern, we will permanently close their user accounts on our platform.

In addition, we may incur losses from various types of fraud by our users, including use of stolen or fraudulent credit card data, attempted payments by riders with insufficient funds and fraud committed by riders in concert with online ride-hailing drivers. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for rides facilitated on our online ride-hailing platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. We are in the process of taking measures to detect and prevent fraudulent transactions by our users, such as cross-checking a driver’s travel path against the proposed itinerary to verify the authenticity of an order.

Despite our efforts, our measures may not eliminate order skipping, disintermediation, and other user misconducts and fraud. Our failure to adequately detect and prevent such user behaviors could materially and adversely affect our business, results of operations and financial condition.

Our online ride-hailing results of operations are subject to seasonal fluctuations.

We expect to experience seasonality in our online ride-hailing business. For example, we expect to experience higher user traffic during the Chinese National holiday. Other seasonal trends that may affect us or China’s online ride-hailing industry generally may develop, and current seasonal trends may become more extreme, all of which would contribute to fluctuations in our results of operations. Our online ride-hailing results of operations in future quarters or years may fluctuate and deviate from the expectations of our investors, and any occurrence that disrupts our business during any particular quarters could have a disproportionately material adverse effect on our liquidity and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 4, 2020, by and among the Company, The Benchmark Company, LLC and Axiom Capital Management, Inc., incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.3 to Registration Statement on Form S-1 filed with the SEC on January 30, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Form of Series A Warrant, incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.2	Form of Series B Warrant, incorporated herein by reference to Exhibit 4.2 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.3	Form of Placement Agent Warrant, Incorporated herein by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.4	Form of Underwriters’ Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

10.1	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.2	Employment Agreement, dated as of September 11, 2020, by and between the Company and Haitao Liu, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2020

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: November 20, 2020	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2020	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)