Form 10-Q
period 2020-12-31
Senmiao Technology Ltd
filed 2021-02-16
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

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

As of February 12, 2021, there were 49,273,517 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management's current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies, including our ability to expand our automobile transaction and related services business and our ride-hailing platform business in China;
•	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
•	the impact by public health epidemics, including the COVID-19 pandemic as manifested in China, on the industries we operate in and our business, results of operations and financial condition;
•	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth or lack of growth of China's ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	changes in ride-hailing, transportation networks and other fundamental changes in transportation patterns in China;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and related services business and our ride-hailing platform business;
•	our ability to maintain positive relationships with our business partners;
•	competition in the ride-hailing, automobile financing and leasing industries in China;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2020	2020
ASSETS
Current assets
Cash, and cash equivalents	$3,537,630	$833,888
Restricted cash	5,190	-
Accounts receivable, net, current portion	1,165,695	660,645
Inventories	428,503	1,000,675
Finance lease receivables, net, current portion	672,960	459,110
Prepayments, other receivables and other assets, net	2,906,688	2,798,780
Due from related parties	69,099	26,461
Current assets - discontinued operations	490,235	826,580
Total current assets	9,276,000	6,606,139

Property and equipment, net
Property and equipment, net	1,104,104	469,201
Property and equipment, net - discontinued operations	7,884	11,206
Total property and equipment, net	1,111,988	480,407

Other assets
Operating lease right-of-use assets, net	398,563	473,661
Operating lease right-of-use assets, net, related parties	358,850	236,305
Financing lease right-of-use assets, net	5,697,293	5,440,362
Intangible assets, net	979,000	777,621
Goodwill	145,954	-
Accounts receivable, net, non-current	448,658	882,078
Finance lease receivables, net, non-current	501,250	734,145
Total other assets	8,529,568	8,544,172

Total assets	$18,917,556	$15,630,718

LIABILITIES AND EQUITY
Current liabilities
Borrowings from financial institutions	$426,715	$226,753
Accounts payable	238,871	4,065
Advances from customers	153,185	90,349
Income tax payable	25,899	16,267
Accrued expenses and other liabilities	4,772,208	2,008,391
Due to related parties and affiliates	168,837	152,679
Operating lease liabilities	142,245	149,582
Operating lease liabilities - related parties	211,622	151,655
Financing lease liabilities	5,103,911	3,473,967
Derivative liabilities	1,043,430	342,530
Current liabilities - discontinued operations	2,627,510	4,516,292
Total current liabilities	14,914,433	11,132,530

Other liabilities
Borrowings from financial institutions, non-current	47,456	64,221
Operating lease liabilities, non-current	202,408	297,167
Operating lease liabilities, non-current - related parties	179,021	88,349
Financing lease liabilities, non-current	2,789,337	2,576,094
Deferred tax liability	45,146	-
Total other liabilities	3,263,368	3,025,831

Total liabilities	18,177,801	14,158,361

Commitments and contingencies

Stockholders' equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 44,201,052 and 29,008,818 shares issued and outstanding at December 31 and March 31, 2020, respectively)	4,420	2,901
Additional paid-in capital	34,793,916	27,013,137
Accumulated deficit	(30,947,104)	(23,704,863)
Accumulated other comprehensive loss	(741,183)	(507,478)
Total Senmiao Technology Limited stockholders' equity	3,110,049	2,803,697

Non-controlling interests	(2,370,294)	(1,331,340)

Total equity	739,755	1,472,357

Total liabilities and equity	$18,917,556	$15,630,718

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$1,638,550	$2,745,579	$4,175,862	$13,643,429
Cost of revenues	(1,793,815)	(1,901,405)	(3,588,586)	(10,632,901)
Gross profit (loss)	(155,265)	844,174	587,276	3,010,528

Operating expenses
Selling, general and administrative expenses	(2,401,250)	(1,240,213)	(7,110,884)	(3,258,161)
Bad debts (expenses) recovery, net	187,907	(99,025)	106,835	(228,249)
Impairments of long-lived assets	(41,983)	-	(122,206)	-
Total operating expenses	(2,255,326)	(1,339,238)	(7,126,255)	(3,486,410)

Loss from operations	(2,410,591)	(495,064)	(6,538,979)	(475,882)

Other income (expense)
Other income (expense), net	(72,586)	(37,636)	56,795	(53,364)
Interest expense	(2,158)	(17,248)	(37,698)	(79,593)
Interest expense on finance leases	(150,227)	-	(587,457)	-
Change in fair value of derivative liabilities	(1,030,843)	(485,400)	(1,443,784)	1,509,406
Total other income (expense), net	(1,255,814)	(540,284)	(2,012,144)	1,376,449

Income (Loss) before income taxes	(3,666,405)	(1,035,348)	(8,551,123)	900,567

Income tax benefits (expenses)	(7,487)	72,648	(14,464)	(32,950)

Net income (loss) from continuing operations	(3,673,892)	(962,700)	(8,565,587)	867,617

Net loss from discontinued operations, net of applicable income taxes	(572)	(4,399,236)	(78,351)	(5,593,627)

Net loss	(3,674,464)	(5,361,936)	(8,643,938)	(4,726,010)

Net loss (income) attributable to non-controlling interests from continuing operations	593,452	34,769	1,401,697	(89,264)

Net loss attributable to stockholders	$(3,081,012)	$(5,327,167)	$(7,242,241)	$(4,815,274)

Net loss	$(3,674,464)	$(5,361,936)	$(8,643,938)	$(4,726,010)

Other comprehensive income (loss)
Foreign currency translation adjustment	(61,953)	206,432	(215,452)	(253,983)

Comprehensive loss	(3,736,417)	(5,155,504)	(8,859,390)	(4,979,993)

Total comprehensive income (loss) attributable to noncontrolling interests	(252,130)	30,015	(1,038,954)	28,467

Total comprehensive loss attributable to stockholders	$(3,484,287)	$(5,185,519)	$(7,820,436)	$(5,008,460)

Weighted average number of common stock
Basic and diluted	43,822,321	28,825,281	36,906,608	27,733,885

Earnings (loss) per share - basic and diluted
Continuing operations	$(0.07)	$(0.03)	$(0.19)	$0.03
Discontinued operations	$(0.00)	$(0.15)	$(0.00)	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling
	Shares	Par value	capital	deficit	loss	interest	Total equity
BALANCE, March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net income (loss)	-	-	-	(578,360)	-	72,928	(505,432)
Issuance of common stock in registered direct offering, net of issuance costs	1,781,360	178	5,141,946	-	-	-	5,142,124
Fair value of warrants allocated to derivative liabilities	-	-	(3,150,006)	-	-	-	(3,150,006)
Foreign currency translation adjustment	-	-	-	-	(57,947)	(28,276)	(86,223)
BALANCE, June 30, 2019	27,726,615	$2,773	$25,825,052	$(15,609,898)	$(486,718)	$51,996	$9,783,205
Net income	-	-	-	1,090,254	-	51,105	1,141,359
Exercise of Series B warrants into common stock	964,741	96	-	-	-	-	96
Fair value of derivative liabilities upon exercises of warrants	-	-	961,631	-	-	-	961,631
Foreign currency translation adjustment	-	-	-	-	(276,887)	(97,305)	(374,192)
BALANCE, September 30, 2019	28,691,356	$2,869	$26,786,683	$(14,519,644)	$(763,605)	$5,796	$11,512,099
Net loss	-	-	-	(5,327,167)	-	(34,769)	(5,361,936)
Exercise of Series B warrants into common stock	148,447	15	49,121	-	-	-	49,136
Foreign currency translation adjustment	-	-	-	-	141,648	64,784	206,432
BALANCE, December 31, 2019	28,839,803	$2,884	$26,835,804	$(19,846,811)	$(621,957)	$35,811	$6,405,731

	For the Nine Months Ended December 31, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total equity
	Shares	Par value	capital	deficit	loss	interest
BALANCE, March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	-	-	-	(1,980,485)	-	(389,699)	(2,370,184)
Foreign currency translation adjustment	-	-	-	-	9,404	2,313	11,717
BALANCE, June 30, 2020	29,008,818	$2,901	$27,013,137	$(25,685,348)	$(498,074)	$(1,718,726)	$(886,110)
Net income	-	-	-	(2,180,744)		(418,546)	(2,599,290)
Exercise of Series A warrants into common stock	50,000	5	74,995	-	-	-	75,000
Fair value of derivative liabilities upon exercises of warrants	-	-	56,662	-	-	-	56,662
Issuance of common stock and warrants in registered direct offering, net of issuance costs	13,800,000	1,380	6,096,917	-	-	-	6,098,297
Fair value of warrants allocated to derivative liabilities	-	-	(241,919)	-	-	-	(241,919)
Issuance of common stock for consulting service	500,000	50	444,950	-	-	-	445,000
Foreign currency translation adjustment	-	-	-	-	(184,324)	19,108	(165,216)
BALANCE, September 30, 2020	43,358,818	$4,336	$33,444,742	$(27,866,092)	$(682,398)	$(2,118,164)	$2,782,424
Net loss	-	-	-	(3,081,012)	-	(593,452)	(3,674,464)
Exercise of Series A warrants into common stock	842,234	84	421,033	-	-	-	421,117
Fair value of derivative liabilities upon exercises of warrants	-	-	928,141	-	-	-	928,141
Acquisition of business entities	-	-	-	-	-	344,490	344,490
Foreign currency translation adjustment	-	-	-	-	(58,785)	(3,168)	(61,953)
BALANCE, December 31, 2020	44,201,052	$4,420	$34,793,916	$(30,947,104)	$(741,183)	$(2,370,294)	$739,755

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(8,643,938)	$(4,726,010)
Net loss from discontinued operations	(78,351)	(5,593,627)
Net income (loss) from continuing operations	(8,565,587)	867,617
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	175,884	82,672
Stock compensation expense	445,000	-
Amortization of right-of-use assets	3,119,274	89,095
Amortization of intangible assets	59,209	197
Provision (recovery) for doubtful accounts	(106,835)	228,249
Impairment loss of financing lease right-of-use assets	122,206	-
Loss (gain) on disposal of equipment	(420)	4,593
Change in fair value of derivative liabilities	1,443,784	(1,509,406)
Change in operating assets and liabilities
Accounts receivable	227,174	(2,985,722)
Inventories	226,852	(72,278)
Prepayments, other receivables and other assets	137,701	(1,226,099)
Finance lease receivables	113,911	(1,146,021)
Accounts payable	174,160	55,464
Advances from customers	52,453	29,693
Income tax payable	7,847	5,860
Accrued expenses and other liabilities	2,223,905	548,545
Operating lease liabilities	(132,885)	(80,297)
Operating lease liabilities - related parties	68,326	-
Net cash used in operating activities from continuing operations	(208,041)	(5,107,838)
Net cash used in operating activities from discontinued operations	(1,578,633)	(1,896,242)
Net Cash used in Operating Activities	(1,786,674)	(7,004,080)

Cash Flows from Investing Activities:
Purchases of property and equipment	(199,896)	(414,958)
Prepayment of intangible assets	-	(470,000)
Cash acquired from acquisition of XXTX, net of cash paid to XXTX	7,975	-
Net cash used in investing activities from continuing operations	(191,921)	(884,958)
Net cash provided by (used in) investing activities from discontinued operations	(2,258)	1,822
Net Cash Used in Investing Activities	(194,179)	(883,136)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	-	5,142,124
Net proceeds from issuance of common stock and warrants in an underwritten public offering	6,098,297	-
Net proceeds from issuance of common stock upon warrants exercised	496,117	111
Borrowings from financial institutions	508,275	-
Repayments to stockholders	-	(90,000)
Repayments to third parties	-	(459,635)
Borrowings from related parties and affiliates	-	555,616
Repayments from related parties	-	27,577
Repayments to related parties and affiliates	(213,342)	(1,554,423)
Repayments of current borrowings from financial institutions	(354,504)	(129,698)
Release of escrow receivable	-	600,000
Principal payments of finance lease liabilities	(1,771,214)	-
Net cash provided by financing activities from continuing operations	4,763,629	4,091,672
Net cash provided by (used in) financing activities from discontinued operations	(167,315)	154,103
Net Cash Provided by Financing Activities	4,596,314	4,245,775

Effect of exchange rate changes on cash, cash equivalents and restricted cash	83,332	(196,028)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,698,793	(3,837,469)
Cash, cash equivalents, and restricted cash, beginning of period	844,027	5,020,510
Cash, cash equivalents, and restricted cash end of period	3,542,820	1,183,041

Less: Cash, cash equivalents, and restricted cash from discontinued operations	-	(9,520)

Cash, cash equivalents, and restricted cash from continuing operations, end of period	$3,542,820	$1,173,521

Supplemental Cash Flow Information
Cash paid for interest expense	$35,419	$79,593
Cash paid for income tax	$-	$-
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$3,145,506	$957,472
Acquisition of equipment through prepayment and financing lease	$540,968	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$(241,919)	$3,150,006
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$984,803	$1,010,752
Acquisition of XXTX with payables	$314,290	$-
Goodwill recognized in acquisition of XXTX	$145,954	$-

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	December 31,	December 31,
	2020	2019
Cash, cash equivalent, end of period	$3,537,630	$1,173,521
Restricted cash, end of period	5,190	-
Total cash, cash equivalent and restricted cash shown in the consolidated statements of cash flows, end of period	$3,542,820	$1,173,521

	December 31,	December 31,
	2020	2019
Cash, cash equivalent, beginning of period	$844,027	$5,020,510
Restricted cash, beginning of period	-	-
Total cash, cash equivalent and restricted cash shown in the consolidated statements of cash flows, beginning of period	$844,027	$5,020,510

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company provides automobile transaction and related services focusing on the ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its wholly owned subsidiary, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), and its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd., a PRC limited liability company (“Ruixi Leasing”), and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).

As described further below, since October 2020, the Company also operates an online ride-hailing platform (known as Xixingtianxia) through Hunan Xixingtianxia Technology Co., Ltd. , a PRC limited liability company (“XXTX”), which is a majority owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., a PRC limited liability company and wholly-owned subsidiary of the Company (“Senmiao Consulting”). The Company’s ride hailing platform enables qualified ride-hailing drivers to provide application based transportation services in Chengdu, Changsha, Neijiang and Panzhihua, China.

Substantially all of the Company’s operations are conducted in China.

The Company previously operated an online lending platform in China through its VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise borrowers. The Company ceased its online lending services business in October 2019.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. Hunan Ruixi also controls Jinkailong through its 35% equity interest and voting agreements with Jinkailong’s other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services. Yicheng has been engaged in automobile sales since June 2019.

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for an approximately 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) was due no later than December 31, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. According to the latest arrangement with Hongyi, the first payment of RMB10 million has been postponed and the total investment of RMB50 million will be made before March 31, 2021. As a result, as of December 31, 2020, neither Hunan Ruixi nor the other shareholders of Jinkailong paid any capital contribution to Jinkailong, nor the record-filing of the Investment has been made with the local PRC government. As of the issuance date of these unaudited condensed consolidated financial statements, Hongyi has not made the payment.

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

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting will make an investment of RMB3.16 million in XXTX in cash and obtain a 51% equity interest accordingly. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB1.0 million (approximately $0.2 million) to XXTX and the remaining amount is expected to be paid before December 31, 2021. As of December 31, 2020, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed a wholly owned subsidiary, Chengdu Kuneng Jiecheng Technology Co., Ltd. (“Kuneng”), with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. (“Xichuang”), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. As of December 31, 2020, neither Kuneng nor Xichuang has commenced operating.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the issuance date of these unaudited condensed consolidated financial statements:

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

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of December 31, 2020 and March 31, 2020 are as follows:

	December 31, 2020	March 31, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$345,944	$247,671
Restricted Cash	5,190	-
Accounts receivable, net, current portion	667,467	66,768
Prepayments, other receivables and other assets, net	1,615,131	1,500,784
Other receivable- intercompany	1,334,567	2,211
Due from related parties	69,099	26,461
Current assets - discontinued operations (1)	668,663	1,363,972
Total current assets	4,706,061	3,207,867

Property and equipment, net:
Property and equipment, net	510,856	317,427
Property and equipment, net - discontinued operations	3,540	3,895
Total property and equipment, net	514,396	321,322

Other assets:
Operating lease right-of-use assets, net	284,639	317,258
Operating lease right-of-use assets, net, related parties	11,090	50,213
Financing lease right-of-use assets, net	5,110,181	5,440,362
Accounts receivable, net, non-current	357,308	720,916
Total other assets	5,763,218	6,528,749

Total assets	$10,983,675	$10,057,938

Current liabilities:
Borrowings from financial institutions	$426,715	$226,753
Accounts payable	1,583	4,018
Advances from customers	42,332	34,374
Income tax payable	17,467	16,106
Accrued expenses and other liabilities	3,109,544	1,632,617
Other payable - intercompany	6,760,460	5,143,463
Due to related parties and affiliates	168,837	152,679
Operating lease liabilities	62,380	78,981
Operating lease liabilities - related parties	6,318	37,378
Financing lease liabilities	4,791,111	3,473,967
Current liabilities - discontinued operations (2)	2,661,279	7,561,603
Total current liabilities	18,048,026	18,361,939

Other liabilities:
Borrowings from financial institutions, non-current	41,330	58,572
Operating lease liabilities, non-current	202,408	231,825
Operating lease liabilities, non-current - related parties	5,113	-
Financing lease liabilities, non-current	2,515,025	2,576,094
Total other liabilities	2,763,876	2,866,491

Total liabilities	$20,811,902	$21,228,430

(1)	Includes intercompany receivables of $178,428 and $543,446 as of December 31, 2020 and March 31, 2020, respectively.

(2)	Includes intercompany payables of $35,912 and $402,406 as of December 31, 2020 and March 31, 2020, respectively.

Net revenue, income (loss) from operations and net loss of the VIEs that were included in the Company's unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2020 and 2019 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$1,157,146	$549,330	$2,925,839	$2,302,940
Net revenue from discontinued operations	$1,642	$4,294	$6,196	$112,618
Income (loss) from operations from continuing operations	$(985,172)	$(53,999)	$(3,551,034)	$600,455
Loss from operations from discontinued operations	$(2,238)	$(206,234)	$(84,692)	$(1,001,493)
Net Income (loss) from continuing operations attributable to stockholders	$(972,620)	$(116,991)	$(2,911,651)	$95,976
Net loss from discontinued operations attributable to stockholders	(8,212)	(4,094,558)	(233,977)	(4,870,090)
Net loss attributable to stockholders	$(980,832)	$(4,211,549)	$(3,145,628)	$(4,774,114)

2.	GOING CONCERN

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $8.6 million and $0.1 million from continuing operations and discontinued operations, respectively, for the nine months ended December 31, 2020, (2) accumulated deficit of approximately $30.9 million as of December 31, 2020; (3) the working capital deficit of approximately $5.6 million as of December 31, 2020; (4) operating cash outflows of approximately $0.2 million and $1.6 million from continuing operations and discontinued operations, respectively, for the nine months ended December 31, 2020 and (5) the purchase commitment of $8.3 million to be completed in 2021. Although the Company believes that it can realize its current assets in the normal course of business, the Company’s ability to repay its current obligations will depend on the future realization of its current assets and the future operating revenues generated from its operations.

On February 10, 2021, the Company completed a registered direct offering of 5,072,465 shares of the Company’s common stock at $1.38 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, the Company raised approximately $5.7 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements.

After the completion of the registered direct offering, the Company expects its working capital to change from a deficit of approximately $5.6 million to a positive working capital of approximately $0.1 million. However, management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to cease or curtail its operations. Management is trying to alleviate the going concern risk through the following sources:

●	the Company will continue to seek equity financing to support its working capital;

●	other available sources of financing (including debt) from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s related parties.

In addition, pursuant to the JKL Investment Agreement mentioned above, Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of approximately $7.0 million. Such investment from Hongyi will provide additional cash flow of approximately $7.0 million to support Jinkailong’s working capital requirements. According to the latest arrangement with Hongyi, the first payment of $1.4 million has been postponed and the total investment of $7.0 million will be made before March 31, 2021 and as of the issuance date of these unaudited condensed consolidated financial statements, Hongyi has not made the payment.

Based on the above considerations, management is of the opinion that the Company would not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the issuance date of these financial statements. However, there is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of December 31, 2020 and for the three and nine months ended December 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on July 9, 2020.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2020, its unaudited results of operations for the three and nine months ended December 31, 2020 and 2019, and its unaudited cash flows for the nine months ended December 31, 2020 and 2019, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31, 2020	March 31, 2020
Balance sheet items, except for equity accounts	6.5306	7.0824

	For the Three Months Ended December 31,
	2020	2019
Items in the statements of operations and comprehensive loss	6.6224	7.0600

	For the Nine Months Ended December 31,
	2020	2019
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8726	6.9620

(d)	Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets and goodwill, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities, issuance of common stock and warrants exercised and other provisions and contingencies.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and March 31, 2020:

	Carrying Value at December 31, 2020	Fair Value Measurement at December 31, 2020
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$1,043,430	$-	$-	$1,043,430

	Carrying Value at March 31, 2020	Fair Value Measurement at March 31, 2020
		Level 1	Level 2	Level 3
Derivative liabilities	$342,530	$-	$-	$342,530

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2020 and for the year ended March 31, 2020:

	For the Nine Months Ended December 31, 2020	For the Year Ended March 31, 2020
	(Unaudited)
Beginning balance	$342,530	$-
Derivative liabilities recognized at grant date on June 20, 2019	-	3,150,006
Derivative liabilities recognized at grant date on August 4, 2020	241,919	-
Change in fair value of derivative liabilities	1,443,784	(1,796,724)
Fair value of Series B warrants exercised	-	(1,010,752)
Fair value of Series A warrants exercised	(984,803)	-
Ending balance	$1,043,430	$342,530

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

On August 6, 2020, the Company completed a public offering of 12,000,000 shares of the Company’s common stock at $0.50 per share (the “Offering Price”), pursuant to an underwriting agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several underwriters (the “Underwriters”). On August 13, 2020, the Underwriters exercised their rights to purchase an additional 1,800,000 shares of common stock at the Offering Price. In connection with the offering, the Company issued the Underwriters, on a private placement basis, warrants to purchase up to 568,000 shares of common stock (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable for a period of five years commencing six months from August 4, 2020 at a price per share equal to 125% of the Offering Price and are exercisable on a “cashless” basis.

The strike price of the Company’s Series A and Series B warrants, the placement agent warrants and the Underwriters’ Warrants are denominated in US$ and the Company’s functional currency is RMB, therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants, the placement agent warrants and the Underwriters’ Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), March 31, 2020 and December 31, 2020.

	June 20, 2019			August 4, 2020
			Placement
	Series A	Series B	Agent	Underwriters’
	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	1,336,021	1,116,320	142,509	568,000
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020
Exercise price	$3.72	$3.72	$3.38	$0.63
Stock price	$2.8	$2.8	$2.8	$0.51
Expected term (years)	4.00	1.00	4.00	5.00
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%
Expected volatility	86%	91%	86%	129%

	March 31, 2020
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	3,132	142,509
Valuation date	3/31/2020	3/31/2020	3/31/2020
Exercise price	$1.50	$0.0001	$3.38
Stock price	$0.44	$0.44	$0.44
Expected term (years)	3.22	0.22	3.22
Risk-free interest rate	0.30%	0.11%	0.30%
Expected volatility	122%	127%	122%

	December 31, 2020
		Placement
	Series A	Agent	Underwriters’
	Warrants	Warrants	Warrants
# of shares exercisable	443,787	142,509	568,000
Valuation date	12/31/2020	12/31/2020	12/31/2020
Exercise price	$0.5	$0.5	$0.63
Stock price	$1.07	$1.07	$1.07
Expected term (years)	2.47	2.47	4.59
Risk-free interest rate	0.15%	0.15%	0.31%
Expected volatility	133%	133%	133%

As of December 31, 2020 and March 31, 2020, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of December 31, 2020 and March 31, 2020.

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

For the Company's non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations and comprehensive loss. Cash flows related to transactions with non-controlling interests are presented under financing activities in the unaudited condensed consolidated statements of cash flows

(g)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services. During the year ended March 31, 2019, the Company acquired Hunan Ruixi and Jinkailong. During the nine months ended December 31, 2020, the Company acquired XXTX. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. The Company has discontinued the online P2P lending services segment and has only one segment in the periods after October 17, 2019.

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

(i)	Restricted cash

Restricted cash consists of fund held in the bank accounts of Jinkailong was frozen by a court order due to the default of Langyue Automobile Services Co., Ltd. (“Langyue”), a prior business partner whom Jinkailong provided a guarantee to, under the Master Contract (as defined below in Note 18).  As of December 31, 2020, the freeze on all bank accounts, except two accounts in a bank in the process of being unfrozen, have been released. The restricted cash of Jinkailong was RMB33,892 (approximately $5,190) as of December 31, 2020 and has been fully released on January 7, 2021.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (230): Restricted Cash. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company adopted this guidance in all periods presented.

(j)	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and March 31, 2020, allowance for doubtful accounts amounted to $79,355 and $379,689, respectively.

(k)	Inventories

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

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease.  Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and March 31, 2020, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of December 31, 2020 and March 31, 2020, finance lease receivables consisted of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
Minimum lease payments receivable	1,566,517	1,606,230
Less: Unearned interest	(392,307)	(412,975)
Financing lease receivables, net	$1,174,210	$1,193,255
Finance lease receivables, net, current portion	$672,960	$459,110
Finance lease receivables, net, non-current portion	$501,250	$734,145

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2020 are as follows:

Minimum future
payments receivable
Twelve months ending December 31, 2021	$488,137
Twelve months ending December 31, 2022	692,388
Twelve months ending December 31, 2023	353,208
Twelve months ending December 31, 2024	32,784
Total	$1,566,517

(m)	Property and equipment, net

Property and equipment primarily consist of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and nine months ended December 31, 2020, the impairment for property and equipment was $10,342. For the three and nine months ended December 31, 2019, there was no impairment recorded for property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

(n)	Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years
Online ride-hailing platform operating license	5 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended December 31, 2020 and 2019, there was no impairment of intangible assets.

(o)	Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company has the opinion to access qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed. For the nine months ended December 31, 2020 and 2019, no impairment was recorded for goodwill.

(p)	Earnings (loss) per share

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

(q)	Derivative liabilities

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

(r)	Revenue recognition

The Company recognized its revenue under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. It also requires the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

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

As of December 31, 2020, the Company had outstanding contracts for automobile transaction and related services amounting to $534,065, of which $316,715 is expected to be completed within twelve months after December 31, 2020, and $217,350 is expected to be completed after December 31, 2021.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Revenues from sales of automobiles	$104,329	$1,987,433	$527,961	$10,828,063
- Operating lease revenues from automobile rentals	939,645	-	2,136,078	-
- Service fees from automobile purchase services	18,968	352,351	179,545	1,609,361
- Facilitation fees from automobile transactions	30	21,031	1,646	164,294
- Service fees from management and guarantee services	41,523	128,893	315,124	313,548
- Financing revenues	74,155	44,149	178,589	105,413
- Other service fees	155,365	211,722	532,384	622,750
Total Revenues from Automobile Transaction and Related Services (Continuing Operations)	1,334,015	2,745,579	3,871,327	13,643,429

Online Ride-hailing Platform Services (Continuing Operations)	304,535	-	304,535	-

Online Lending Services (Discontinued Operations)
- Transaction fees	56	1,160	2,572	72,394
- Service fees	1,586	3,134	3,624	24,990
- Website development revenue	-	-	-	15,234
Total Revenues from Online Lending Services (Discontinued Operations)	1,642	4,294	6,196	112,618

Total Revenues	$1,640,192	$2,749,873	$4,182,058	$13,756,047

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

Online ride-hailing platform services

The Company generates revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders ("Riders") looking for taxi/ride-hailing services. The Company earns commissions for each completed ride in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, the Company bears a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. The Company recognizes revenue upon completion of a ride as the single performance obligation is satisfied and the Company has the right to receive payment for the services rendered upon the completion of the ride. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the Rider and is the principal (i.e. “gross”), or it arranges for other parties to provide the service to the Rider and is an agent (i.e. "net"). Since the Company is not primarily responsible for ride-hailing services provided to Riders, it does not have inventory risk related to the services. Thus, the Company recognizes revenue at a net basis.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2020, the Company's pricing interest rate was 6.0% per annum.

(s)	Income taxes

Deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provisions or benefits for income taxes consists of tax estimated from taxable income plus or minus deferred tax expenses (benefits) if applicable.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2020 and March 31, 2020. As of December 31, 2020, the calendar years ended December 31, 2015 through 2019 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

(t)	Comprehensive income (loss)

Comprehensive income (loss) includes net loss and foreign currency adjustments. Comprehensive income (loss) is reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive income (loss), as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

(u)	Share-based awards

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

(v)	Leases

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended December 31, 2020, the Company recognized impairment loss of $31,641 and $111,864 on its finance lease ROU assets, respectively.

(w)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amount as of the balance sheet dates. On December 31, 2020 and March 31, 2020, approximately $1,122,000 and $2,600, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On December 31, 2020 and March 31, 2020, approximately $2,227,000 and $820,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out entirely in mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the social, political, economic and legal environments in the PRC as well as by the general state of the PRC economy. In addition, the Company’s business may be influenced by changes in PRC government laws, rules and policies with respect to, among other matters, the response to the COVID-19 pandemic, anti-inflationary measures, currency conversion and remittance of currency outside of China, rates and methods of taxation and other factors.

b.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company only commenced the automobile transaction and related services since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of December 31, 2020 and March 31, 2020, the Company provided an allowance for doubtful accounts of $79,355 and $379,689, respectively. For the nine months ended December 31, 2020 and 2019, the Company wrote off accounts receivable of $252,211 and $0, respectively, which represents due from automobile purchasers.

In measuring the credit risk of accounts receivables due from the borrowers and investors who formally used the Company’s discontinued P2P lending platform (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customer on its contractual obligations and considers the current financial position of the P2P customer and the risk exposures to the P2P customer and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors would pay the service fee within one year upon receipt of their investment returns. On October 17, 2019, the Board approved the Plan for the Company to discontinue and wind down its online lending services business. For the nine months ended December 31, 2020, no additional accounts receivable were written-off.

2)	Foreign currency risk

As of December 31, 2020 and March 31, 2020, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $1,590,600 and $818,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. RMB were appreciated from 7.08 RMB into US$1.00 at March 31, 2020 to 6.53 RMB into US$1.00 at December 31, 2020.

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

Further, the VIE Agreements or the Voting Agreement may not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. If the VIE Agreements or the Voting Agreement were found to be in violation of any existing PRC laws and regulations, the PRC government could:

•	revoke the Company’s business and operating licenses;
•	require the Company to discontinue or restrict operations;
•	restrict the Company’s right to collect revenues;
•	block the Company’s websites;
•	require the Company to restructure the operations in such a way as to compel the Company to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;
•	impose additional conditions or requirements with which the Company may not be able to comply; or
•	take other regulatory or enforcement actions against the Company that could be harmful to the Company’s business.

(x)	Recently issued accounting standards

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard.  The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s unaudited condensed consolidated financial statements and related disclosures.

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

4.	BUSINESS COMBINATION

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. As of the issuance date of these financial statements, Senmiao Consulting has made a capital contribution of RMB1.0 million (approximately $0.2 million) to XXTX and the remaining amount is expected to be paid before December 31, 2021. The Company operates a ride-hailing platform through XXTX.

The Company’s acquisition of XXTX was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of XXTX based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date, which represents the net purchase price allocation on the date of the acquisition of XXTX based on valuation performed by an independent valuation firm engaged by the Company and translated the fair value from RMB to USD using the exchange rate on October 23, 2020 at the rate of USD 1.00 to RMB 6.69.

As of December 31, 2020, the Company acquired $7,975 in cash, net of cash paid to XXTX in the acquisition of XXTX. The remaining purchase consideration of $0.3 million is expected to be paid by the Company by December 31, 2021.

Fair value
Cash and cash equivalents	$105,386
Other current assets	525,005
Plant and equipment	790
Intangible assets	265,536
Total assets	896,717
Total liabilities	(230,247)
Net assets of XXTX	666,470
Less: fair value of non-controlling interest	(336,441)
Fair value of net assets acquired	330,029
Goodwill	142,544
Total purchase consideration	$472,573

5.	DISCONTINUED OPERATIONS

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the winding down of the Company’s online P2P lending services business on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 in related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the nine months ended December 31, 2020.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in the unaudited condensed consolidated balance sheet as of December 31, 2020 and the audited condensed consolidated balance sheet as of March 31, 2020.

Carrying amounts of major classes of assets included as part of discontinued operations:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Current assets
Cash and cash equivalents	$-	$10,139
Prepayments, other receivables and other assets, net	490,235	816,441
Total current assets	490,235	826,580

Property and equipment, net	7,884	11,206

Total assets	$498,119	$837,786

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$2,578,550	$4,204,012
Due to stockholders	48,960	182,095
Due to related parties and affiliates	-	76,286
Lease liabilities	-	53,899
Total current liabilities	2,627,510	4,516,292

Total liabilities	$2,627,510	$4,516,292

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for three months and nine months ended December 31, 2020 and 2019.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,642	$4,294	$6,196	$112,618

Operating expenses
Selling, general and administrative expenses	(2,450)	(387,895)	(90,888)	(1,387,059)
Provision for doubtful accounts	-	(3,998,953)	-	(4,036,281)
Amortization of intangible assets	-	(3,866)	-	(30,321)
Impairments of intangible assets and goodwill	-	-	-	(264,958)
Total operating expenses	(2,450)	(4,390,714)	(90,888)	(5,718,619)

Loss from discontinued operations	(808)	(4,386,420)	(84,692)	(5,606,001)

Other income (expenses), net	236	(12,816)	6,341	12,374

Loss before income taxes	(572)	(4,399,236)	(78,351)	(5,593,627)

Income tax expenses	-	-	-	-

Net loss attributable to stockholders	$(572)	$(4,399,236)	$(78,351)	$(5,593,627)

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of December 31, 2020 and March 31, 2020, accounts receivable were comprised of the following:

	December 31,	March 31
	2020	2020
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$1,361,635	$1,172,765
Receivables of service fees due from automobile purchasers	266,528	854,730
Receivables of online ride hailing fees from online ride-hailing drivers	121,091	-
Less: Unearned interest	(55,546)	(105,083)
Less: Allowance for doubtful accounts	(79,355)	(379,689)
Accounts receivable, net	$1,614,353	$1,542,723

Accounts receivable, net, current portion	$1,165,695	$660,645
Accounts receivable, net, non-current portion	$448,658	$882,078

Movement of allowance for doubtful accounts for the nine months ended December 31, 2020 and the fiscal year ended March 31, 2020 are as follows:

	December 31, 2020	March 31, 2020
	(Unaudited)
Beginning balance	$379,689	$-
Addition	280,174	1,797,816
Recovery	(343,836)	-
Write off	(252,211)	(1,410,736)
Translation adjustment	15,539	(7,391)
Ending balance	$79,355	$379,689

7.	INVENTORIES

	December 31, 2020	March 31, 2020
	(Unaudited)
Automobiles (i)	$428,503	$1,000,675

(i)	As of December 31, 2020, the Company owned 25 automobiles with a total value of $367,570 for operating lease, one automobile with a value of $13,361 for financing lease, and three automobiles with a total value of $47,572 for either leasing or sale.

As of December 31, 2020 and March 31, 2020, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

8.	PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of December 31, 2020 and March 31, 2020, the prepayments, receivables and other assets were comprised of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$490,235	$811,504
Due from automobile purchasers, net (ii)	936,122	1,385,352
Prepaid expenses (iii)	923,007	331,319
Receivables from aggregation platforms (iv)	412,086	-
Deposits (v)	411,857	489,638
Prepayments for automobiles (vi)	48,340	365,932
Value added tax (“VAT”) recoverable	130,096	146,964
Employee advances	19,516	11,937
Others	25,664	72,575
Total prepayments, receivables and other assets	3,396,923	3,615,221
Total prepayments, receivables and other assets - discontinued operations	(490,235)	(816,441)
Total prepayments, receivables and other assets - continuing operations	$2,906,688	$2,798,780

(i)	Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the Company’s discontinued P2P lending platform, which will be collected from related borrowers. As of December 31, 2020 and March 31, 2020, the Company recorded allowance of $3,907,189 and $3,688,800, respectively, against doubtful receivables.

(ii)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of December 31, 2020 and March 31, 2020, the Company recorded allowance of $30,632 and $347,954, respectively, against doubtful receivables. During the nine months ended December 31, 2020 and 2019, the Company wrote off balance due from automobile purchasers of $270,442and $0, respectively, while recovered allowance against the balance due from automobile purchasers of $43,173 and $0, respectively.

(iii)	Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(iv)	Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company’s online ride-hailing platform.

(v)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various financial institutions and Didi Chuxing Technology Co., Ltd., an online ride-hailing platform.

(vi)	Prepayments for automobiles

The balance represented amounts advanced to dealers and a leasing company for automobiles and to other third parties for automobiles related taxes and insurances.

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
Leasehold improvements	$192,672	$177,659
Electronic devices	51,858	40,720
Office equipment, fixtures and furniture	92,139	79,271
Vehicles	1,115,829	320,949
Subtotal	1,452,498	618,599
Less: accumulated depreciation and amortization	(340,510)	(138,192)
Total property and equipment, net	1,111,988	480,407
Total property and equipment, net - discontinued operations	(7,884)	(11,206)
Total property and equipment, net - continuing operations	$1,104,104	$469,201

Depreciation expense from continuing operations for the three months ended December 31, 2020 and 2019 amounted to $69,276 and $32,276, respectively. Depreciation expense from discontinued operations for the three months ended December 31, 2020 and 2019 amounted to $2,097 and $2,719, respectively.

Depreciation expense from continuing operations for the nine months ended December 31, 2020 and 2019 amounted to $175,884 and $82,672, respectively. Depreciation expense from discontinued operations for the nine months ended December 31, 2020 and 2019 amounted to $6,365 and $8,339, respectively.

10.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31, 2020	March 31, 2020
	(Unaudited)
Software	794,698	791,216
Online ride-hailing platform operating licenses	280,188	-
Less: Accumulated amortization	(95,886)	(13,595)
Total intangible assets, net	$979,000	$777,621

Amortization expense from continuing operations totaled $17,539 and $99 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense from discontinued operations totaled $0 and $3,851 for the three months ended December 31, 2020 and 2019, respectively.

Amortization expense from continuing operations totaled $59,209 and $197 for the nine months ended December 31, 2020 and 2019, respectively. Amortization expense from discontinued operations totaled $0 and $30,321 for the nine months ended December 31, 2020 and 2019, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending December 31, 2021	$143,259
Twelve months ending December 31, 2022	143,261
Twelve months ending December 31, 2023	139,614
Twelve months ending December 31, 2024	134,399
Twelve months ending December 31, 2025	99,717
Thereafter	318,750
Total	$979,000

11.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NON-CURRENT

The borrowings from certain financial institutions in China represented the short-term loans of $250,055 from a bank and the difference between the actual proceeds disbursed by the financial institution to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $224,116 as of December 31, 2020. Such borrowings totaled $474,171 and $290,974 bearing interest rates ranging between 6.2% and 8.1% per annum as of December 31, 2020 and March 31, 2020, respectively, of which $47,456 and $64,221, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended December 31, 2020 and 2019 was $2,158 and $16,498, respectively. The interest expense for the nine months ended December 31, 2020 and 2019 was $37,698 and $37,827, respectively.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31, 2020	March 31, 2020
	(Unaudited)
Payables to investors of online lending platform (i)	$2,083,878	$3,668,957
Accrued payroll and welfare	1,092,744	890,912
Deposits (ii)	1,694,397	543,843
Payables to drivers from aggregation platforms (iii)	888,103	-
Loan repayments received on behalf of financial institutions (iv)	853,344	374,535
Other payable (v)	152,705	83,810
Payables for expenditures on automobile transaction and related services	88,492	373,026
Accrued expenses	54,602	104,264
Other taxes payable	442,493	173,056
Total accrued expenses and other liabilities	7,350,758	6,212,403
Total accrued expenses and other liabilities - discontinued operations	(2,578,550)	(4,204,012)
Total accrued expenses and other liabilities - continuing operations	$4,772,208	$2,008,391

(i)

The balance of payables to investors of online lending platform represented the outstanding loans from investors on the Company’s discontinued P2P lending platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.

(ii)	The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(iii)	The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.

(iv)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

(v)	The balance of other payable represented amount due to suppliers and vendors for operation purposes.

13.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $61,262 and $74,518 for the three months ended December 31, 2020 and 2019, respectively, for continuing operations of the Company. The contributions made by the Company were $16,886 and $61,447 for the three months ended December 31, 2020 and 2019, respectively, for the Company’s discontinued operations.

The contributions made by the Company were $130,427 and $169,458 for the nine months ended December 31, 2020 and 2019, respectively, for continuing operations of the Company. The contributions made by the Company were $45,457 and $158,184 for the nine months ended December 31, 2020 and 2019, respectively, for the Company’s discontinued operations.

As of December 31, 2020 and March 31, 2020, the Company did not make adequate employee benefit contributions in the amount of $290,552 and $170,856, respectively, for continuing operations of the Company. As of December 31, 2020 and March 31, 2020, the Company did not make adequate employee benefit contributions in the amount of $529,204 and $454,151, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

14.	EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of December 31, 2020, there were 37,940 IPO Underwriter’s Warrants outstanding.

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and nine months ended December 31, 2020, the change of fair value was a loss of $786,200 and $1,148,417, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since March 31, 2020. During the three and nine months ended December 31, 2019, the change of fair value was a loss of $485,400 and a gain of $1,509,406, respectively, was recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since granted. At December 31, 2020 and March 31, 2020, the fair value of the derivative instrument totaled $506,143 and $342,530, respectively. The fair value of derivative instrument of $1,995,556 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. Fair value of derivative instrument was allocated as the following exercise date:

Exercised date	Fair value of derivative instrument allocated to additional paid-in-capital
August 12, 2019	$699,523
August 13, 2019	262,108
October 9, 2019	49,122
July 9, 2020	56,662
October 20, 2020	315,790
November 24, 2020	197,926
November 25, 2020	414,425
Total	$1,995,556

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and nine months ended December 31, 2020, the change of fair value was a loss of $244,643 and $295,367, respectively, recognized in the accompanying income statement based on the increase in fair value of the liabilities since issuance. At December 31, 2020, the fair value of the derivative instrument totaled $537,287.

The Company has warrants outstanding as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(1,113,188)	(1,113,188)	-	-
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	568,000	568,000	$0.63	5.00
Forfeited	(3,132)	(3,132)	-	-
Exercised	(892,234)	(892,234)	-	-
Balance, December 31, 2020 (Unaudited)	1,192,236	1,192,236	$1.07	5.33

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the year ending March 31, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of December 31, 2020, no RSUs have been vested. As of the issuance date of issuance of these unaudited condensed consolidated financial statements, the first installment of RSUs vested but has not been settled by the Company. The Company expects to settle the vested RSUs by issuance of shares of common stock within 2021 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of December 31, 2020, the Company has granted an aggregate of 303,788 RSUs and issued an aggregate of 169,015 shares upon settlement of vested RSUs under the Equity Incentive Plan.

2019 Registered Direct Offering

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

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted pursuant to this formula from $3.72 to $1.50 per share on December 20, 2019. The Company used the adjusted exercise price to value its derivative liability on its December 31, 2019 financial statements and reporting periods onwards with changes in fair value of warrant liabilities from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The exercise price of the Series A warrant was further adjusted to $0.50 per share on August 7, 2020 as a result of the Company’s issuance of shares of common stock in its underwritten public offering in August 2020, which has been recorded in the financial statements in the three months ended December 31, 2020. In addition, the exercise price of the placement agent warrants from the June 2019 registered direct offering was voluntarily adjusted by the Company from $3.72 to $0.50 per share on August 18, 2020.

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $3.72 to $0.0001 per share on August 12, 2019.  The Company used the adjusted exercise price to value its derivative liability on its September 30, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. As of December 31, 2020, the Company has issued an aggregate of 1,113,188 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

Exercise of Warrants

On July 9, 2020, one of the holders of Series A warrants exercised the warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share generating gross proceeds of $75,000 to the Company.

On October 20, 2020, one of the holders of Series A warrants exercised the warrants to purchase 337,500 shares of the Company’s common stock at an exercise price of $0.5 per share generating gross proceeds of $168,750 to the Company.

On November 24, 2020, one of the holders of Series A warrants exercised the warrants to purchase 171,894 shares of the Company’s common stock at an exercise price of $0.5 per share generating gross proceeds of $85,947 to the Company.

On November 25, 2020, one of the holders of Series A warrants exercised the warrants to purchase 332,840 shares of the Company’s common stock at an exercise price of $0.5 per share generating gross proceeds of $166,420 to the Company.

Underwritten Public Offering and Exercise of the Over-Allotment Option

On August 4, 2020, the Company entered into an underwriting agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the Underwriters, relating to an underwritten public offering of 12,000,000 shares of the Company’s common stock at the Offering Price. Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 1,800,000 shares of common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. An underwriting discount of 7% was applied to the Offering Price, except for shares of common stock purchased by certain existing investors of the Company (the “Excluded Investors”), an underwriting discount of 6% was applied. On August 6, 2020, the Company completed the underwritten offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.3 million.

On August 13, 2020, the Underwriters exercised their over-allotment option to purchase an additional 1,800,000 shares of common stock at $0.50 per share. This transaction was completed on August 13, 2020. Net proceeds from the exercise of the underwriters’ over-allotment option were approximately $0.8 million net of underwriting discounts and commissions and offering expenses.

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

Common stock issued for consulting services

On July 23, 2020, the Company entered into a consulting agreement with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain management, operation and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 500,000 shares of its common stock, par value $0.0001. These shares were valued at $445,000, based on the closing price of the Company’s common stock on July 23, 2020 of $0.89 per share. Pursuant to the agreement, these shares issued to the Consultant are not subject to vesting or forfeiture, and the Company has no recourse and no substantial disincentives against the Consultant if the services disrupt before the termination or expiration of the service period. As a result, these shares issued to the Consultant should be expensed on the date of issuance. For the three and nine months ended December 31, 2020, these shares was recorded as stock compensation of $0 and $445,000, respectively.

15.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the nine months ended December 31, 2020 and 2019, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss from U.S for the nine months ended December 31, 2020 amounted to approximately $0.8 million. As of December 31, 2020, the Company’s net operating loss carryforward for U.S. income taxes was approximately $4.0 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of December 31 and March 31, 2020, valuation allowances for deferred tax assets were approximately $0.84 million and $0.53 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, Yicheng, XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended December 31,		For the Nine Months ended December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax expenses (benefit)	$7,487	$(72,648)	$14,464	$155,722
Deferred income tax expenses (benefit)	$-	$	$-	$(122,772)
Total income tax expenses (benefit)	$7,487	$(72,648)	$14,464	$32,950

As of December 31, 2020 and March 31, 2020, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $6.7 million and $1.7 million, respectively, which will expire starting from 2023 and ending in 2024. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $1,666,131 and $414,996 related to its operations in the PRC at December 31, 2020 and March 31, 2020, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $7,826 and $178,381 related to its operations in the PRC at December 31, 2020 and March 31, 2020, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2020	March 31, 2020
	(Unaudited)
Net operating loss carryforwards in the PRC	$1,666,131	$414,996
Net operating loss carryforwards in the U.S.	841,268	527,365
Allowance for doubtful account	7,826	178,381
Less: valuation allowance	(2,515,225)	(1,120,742)
Deferred tax assets, net	$-	$-
Deferred tax liabilities:
Capitalized intangible assets cost	45,146	-
Deferred tax liabilities, net	45,146

As of December 31, 2020 and March 31, 2020, the Company’s PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $10.5 million and $8.8 million, respectively, which will expire in 2023 to 2024. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At December 31, 2020 and March 31, 2020, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2020	March 31, 2020
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,636,245	$2,206,673
Less: valuation allowance	(2,636,245)	(2,206,673)
	$-	$-

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of December 31, and March 31, 2020, balances due from related parties were $53,786 and $12,341, respectively, and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $15,313 and $14,120 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes as of December 31, 2020 and March 31, 2020, respectively. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

Due to stockholders comprised of amounts payable to two stockholders named below and are unsecured, interest free and due on demand.

	December 31, 2020	March 31, 2020
	(Unaudited)
Jun Wang	$48,960	$73,384
Xiang Hu	-	108,711
Total due to stockholders	$48,960	$182,095
Total due to stockholders – discontinued operations	(48,960)	(182,095)
Total due to stockholders – continuing operations	$-	$-

3)	Due to related parties and affiliates

	December 31, 2020	March 31, 2020
	(Unaudited)
Loan payable to related parties (i)	$140,122	$202,487
Others (ii)	28,715	26,478
Total due to related parties and affiliates	168,837	228,965
Total due to related parties and affiliates – discontinued operations	-	(76,286)
Total due to related parties and affiliates – continuing operations	$168,837	$152,679

(i)	As of December 31, 2020 and March 31, 2020, the balances represented borrowings from three related parties, which are unsecured, interest free and due in the fiscal year of 2021.

(ii)	As of December 31, 2020 and March 31, 2020, the balances represented $28,715 and 26,478, respectively of payables to three other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three months ended December 31, 2020 and 2019 were $0 and $750, respectively. Interest expense for the nine months ended December 31, 2020 and 2019 were $0 and $28,772, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of December 31, 2020, the outstanding balances due to these two stockholders in the discontinued operations were $48,960 and $0, respectively. As of March 31, 2020, the outstanding balances in the discontinued operations to these two stockholders were $73,384 and $108,711, respectively.

The Company entered into two office lease agreements which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. As of December 31, 2020 and March 31, 2020, operating lease right-of-use assets of these leases in the continuing operations amounted to $244,175 and $105,432, respectively. As of December 31, 2020 and March 31, 2020, current leases liabilities of these leases in the continuing operations amounted to $141,239 and $78,482, respectively. Non-current lease liabilities of these leases in the continuing operation amounted to $112,570 and $0 as of December 31, 2020 and March 31, 2020, respectively. As of December 31, 2020 and March 31, 2020, current leases liabilities of these leases in the discontinued operations amounted to $0 and $53,899, respectively. For the three months ended December 31, 2020 and 2019, the Company incurred $29,206 and $27,415, respectively, in rental expenses to this related party. For the nine months ended December 31, 2020 and 2019, the Company incurred $87,617 and $82,246, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of December 31, 2020 and March 31, 2020, operating lease right-of-use assets of this lease in the continuing operations amounted $114,675 and $130,873, respectively. As of December 31, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $70,383 and $66,451, respectively. As of March 31, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $73,173 and $88,349, respectively. For the three months ended December 31, 2020 and 2019, the Company incurred expense of $11,080 and $20,725 in rent to Dingchentai, respectively. For the nine months ended December 31, 2020 and 2019, the Company incurred $33,239 and $31,180, respectively, in rental expenses to this related party.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Sichuan Jinkailong. During the three months ended December 31, 2020, the Company paid automobile maintenance fees of $0 and $196,858 to those companies as mentioned above, respectively. During the nine months ended December 31, 2020, the Company paid automobile maintenance fees of $29,469 and $360,927 to those companies as mentioned above, respectively.

17.	LEASE

Lessor

The Company's operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (r), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the year ended March 31, 2020. The Company did not have any automobile rentals operations prior to April 1, 2019, which the Company would have accounted for such revenue under Topic 606 for the year ended March 31, 2019.

Lessee

As of December 31, 2020 and March 31, 2020, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of December 31, 2020, the average remaining operating and finance lease term of its existing leases is 1.8 and 1.7 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Nine Months Ended
	Classification	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Lease expenses	Selling, general and administrative	$93,646	$77,767	$299,526	$286,943
Finance lease cost
Amortization of leased asset	Cost of revenue	758,091	-	1,524,439	-
Amortization of leased asset	Selling, general and administrative	382,727	-	1,455,527	-
Interest on lease liabilities	Interest expenses on finance leases	150,227	-	587,457	-
Total lease expenses		$1,384,691	$77,767	$3,866,949	$286,943

Operating lease expenses from continuing operations totaled $93,646 and $50,690 for the three months ended December 31, 2020 and 2019, respectively. Operating lease expenses from discontinued operations totaled $0 and $27,077 for the three months ended December 31, 2020 and 2019, respectively. Operating lease expenses from continuing operations totaled $299,526 and $202,751 for the nine months ended December 31, 2020 and 2019, respectively. Operating lease expenses from discontinued operations totaled $0 and $84,192 for the nine months ended December 31, 2020 and 2019, respectively. Interest expenses on finance leases from continuing operations totaled $150,227 and $0 for the three months ended December 31, 2020 and 2019, respectively. Interest expenses on finance leases from continuing operations totaled $587,457 and $0 for the nine months ended December 31, 2020 and 2019, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease payments	Finance lease payments	Total
Twelve months ending December 31, 2021	$330,090	$6,446,597	$6,776,687
Twelve months ending December 31, 2022	251,513	1,972,364	2,223,877
Twelve months ending December 31, 2023	171,476	42,071	213,547
Twelve months ending December 31, 2024	48,322	-	48,322
Total lease payments	801,401	8,461,032	9,262,433
Less: discount	(66,105)	(567,784)	(633,889)
Present value of lease liabilities	735,296	7,893,248	8,628,544
Less: Present value of lease liabilities – discontinued operations	-	-	-
Present value of lease liabilities – continuing operations	$735,296	$7,893,248	$8,628,544

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On January 19, 2021, the Company entered into a contract with an automobile dealer for the purchase of a total of 500 automobiles for an aggregate purchase price of approximately $8,330,000. The purchase is expected to be completed by the end of 2021.

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

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and tendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three and nine months ended December 31, 2020, the Company recognized an estimated provision loss of approximately $17,000 and $119,000, respectively for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of December 31, 2020, the maximum contingent liabilities the Company would be exposed to was approximately $14,898,000 (including approximately $202,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $10,561,000 as of December 31, 2020, based on the market price and the useful life of such collateral, which represents approximately 70.9% of the maximum contingent liabilities. As of December 31, 2020, approximately $3,358,000, including interests of $201,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 epidemic in China.

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

Langyue did not pay Impawn the monthly installment of June 2020 timely. In July 2020, Impawn sent the Collection Letter and Notice to Langyue to demand payment of the interest and penalty of RMB100,300 (approximately $14,330). On September 18, 2020, Impawn initiated a legal action with the People's Court of Sichuan Pilot Free Trade Zone (the “Court”) for an order to collect and enforce the repayment of the total outstanding principal, interest and penalty for an aggregate of RMB9,992,728 (approximately $1,428,000) and other expenses by freezing all bank accounts of Langyue and all related guarantors. On October 14, 2020, the cash in the bank accounts of Jinkailong, totaling RMB175,335 (approximately $25,050) was frozen by the Court and became restricted cash accordingly.

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $617,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $92,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of December 31, 2020, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB2,787,000 (approximately $427,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. So Jinkailong recorded the additional $93,000 for the gap between the total amount to be paid pursuant to the Settle Agreement and the remaining principal of loans from Impawn as guarantee expenses in the unaudited condensed consolidated financial statements. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,428,000 to Impawn in the future.

As of December 31, 2020, the freeze on all except two bank accounts was released. The restricted cash of Jinkailong was RMB33,892 (approximately $5,190) as of December 31, 2020 which was subsequently released on January 7, 2021.

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

19.	SUBSEQUENT EVENTS

2021 Registered Direct Offering

On February 10, 2021, the Company completed a registered direct offering of 5,072,465 shares of the Company’s common stock at $1.38 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, the Company raised approximately $5.7 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, the Company issued the placement agent warrants to purchase up to 380,435 shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $1.38 per share and are exercisable on a “cashless” basis.

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a majority owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application based transportation services in Chengdu and Changsha, China. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services

Our automobile transaction and related services are mainly comprised of (i) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide ride-hailing services; (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business; (iii) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months; and (iv) automobile financing where we provide our customers with auto finance solutions through financing leases. We started our facilitation services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, as of December 31, 2020, we have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $24.38 million, sold an aggregate of 1,414 automobiles with a total value of approximately $13.9 million and delivered approximately 1,249 automobiles under operating leases and 130 automobiles under financing leases to customers, the vast majority of whom are ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31				Nine Months Ended December 31
	2020		2019		2020		2019
	Number of Vehicles	Revenue (Approximate)	Number of Vehicles	Revenue (Approximate)	Number of Vehicles	Revenue (Approximate)	Number of Vehicles	Revenue (Approximate)
Sales	7	$104,000	207	$1,987,000	26	$528,000	1,105	$10,828,000
Facilitation	7	$19,000	264	$373,000	61	$181,000	1,242	$1,774,000
Financing Leases	130	$74,000	92	$44,000	130	$179,000	92	$105,000
Operating Leases	1,195	$940,000	-	-	1,220	$2,136,000	-	-
Other Services	>2,200	$197,000	>2,000	$341,000	>2,500	848,000	>2,000	$936,000

Our operating leases, auto sales, auto financing and transaction facilitation, automobile management services and auto financial leasing accounted for approximately 55.2%, 13.6%, 4.7%, 8.1% and 4.6% of our total revenue from our automobile transactions and related services, respectively, for the nine months ended December 31, 2020 as compared to approximately 0.0%, 79.4%, 13.0%, 2.3% and 0.8% for the nine months ended December 31, 2019, respectively.

Our Ride-Hailing Platform

As part of our goal to provide an all-encompassing solution for ride-hailing drivers as well as to increase our competitive strengths in an increasing competitive ride-hailing industry and to take advantage of what we believe is significant market potential, in October 2020, we began operating our own online ride-hailing platform as a means of connecting drivers and riders in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired a 51% equity interest pursuant to an investment agreement entered into with all the original shareholders of XXTX on September 11, 2020 (the “XXTX Investment Agreement”). Pursuant to the XXTX Investment Agreement, Senmiao Consulting agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest in XXTX. The registration procedures for the change in shareholders and registered capital of XXTX were completed on October 23, 2020. As the date of this Report, Senmiao Consulting has made capital contribution of RMB1.0 million (approximately $0.2 million) to XXTX and the remaining amount is expected to be paid before December 31, 2021.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing ride-hailing drivers in Chengdu, Changsha, Neijiang and Panzhihua, China, providing them a platform to view and take customer orders for rides. We currently collaborate with two well-known aggregation platforms in China, Gaode Map, a map application owned and operated by AutoNavi Software, Co., Ltd. and Meituan, an e-commerce platform for services. Under our collaboration, when a rider using the platform searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is specifically selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. We settle our commissions with the aggregation platforms on a weekly basis.

The acquisition of XXTX has brought us a new stream of revenue and furthers our goal of providing an all-encompassing solution for ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focused on current driver customers. Since October 23, 2020, the acquisition date, to December 31, 2020, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu and Changsha through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the period from the acquisition date to December 31, 2020, approximately 1.2 million rides with gross fare of approximately $3.3 million were completed through Xixingtianxia and an average of over 3,500 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. Among the Active Drivers, approximately 32% also leased automobiles from us, which is in line with our strategy to cross sell our core ride-hailing focused automobile finance and leasing business with the newer online ride-hailing platform business. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding. During the period since the acquisition date to December 31, 2020, we achieved revenue of approximately $0.3 million from our online ride-hailing platform services, after taking into account approximately $0.4 million incentives paid by us to Active Drivers, which were recorded as a reduction to our revenue.

We intend to focus on drivers who currently finance or lease vehicles through us but our platform is available to others. We plan to launch Xixingtianxia in more cities across China during 2021.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our automobile transaction and related services, as well as for our online ride-hailing platform services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers for the platform by expanding our platform to more cities during 2021 as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile finance and leasing business and the newer online ride-hailing platform business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. We also plan to continue to set up new service centers in the cities of Chengdu and Changsha during 2021. As of December 31, 2020, we had 54 employees in our own sales department and cooperated with a total of 13 third-party sales teams with about 190 professionals in the aggregate.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and tendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three months ended December 31, 2020. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of December 31, 2020, we had three parking lots and 14 employees in Chengdu and one parking lot and five employees in Changsha for parking and management of automobiles for operating lease. During the three and nine months ended December 31, 2020, our overall utilization of the automobiles for operating lease was approximately 75.5% and 72.9%, respectively.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

The growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the three and nine months ended December 31, 2020, we saw a significant decrease in the number of automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of electric vehicles (“EVs”) in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Payments on a Timely Basis

We advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of December 31, 2020, we had accounts receivable of $1.5 million and advanced payments of approximately $0.9 million due from the automobile purchasers, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. The efficiency of collection of the monthly installment payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection.

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

As of December 31, 2020, approximately $3,358,000, including interests of approximately $201,000, due to financial institutions, of all the automobile purchases we serviced were past due. Approximately 1,250 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 37 automobile purchasers that remained in the online ride-hailing business were late in their monthly installment payments as of December 31, 2020. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of December 31, 2020, we recognized an accumulated allowance against receivables of approximately $3,477,000 from these purchasers. For the nine months ended December 31, 2020, we also recognized an estimated provision loss of approximately $235,000 for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2020, the total value of non-collateralized automobiles was approximately $1,397,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and the subsequent three months ended June 30, 2020 was negatively impacted to a significant extent. As the ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since April 2020, our revenue for the three months ended September 30, 2020 and three months ended December 31, 2020 had an increase of approximately 21% and 43%, respectively, as compared with three months ended June 30, 2020.

Our ability to collect the monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering. As of December 31, 2020, approximately 1,250 drivers exited the online ride-hailing business and tendered their automobiles to us for sublease or sale while approximately 37 drivers postponed their monthly installment payments. As a result, we recorded accumulated bad debt expenses of approximately $3,477,000. However, during the six months ended September 30, 2020, there was an increase in our collection of monthly installments from automobile purchasers and operating lease as compared with the three months ended March 31, 2020, and the negative impact has been gradually alleviated. During the three months ended December 31, 2020, the average collection kept stable as compared with that in the three months ended September 30, 2020. We will continue to closely monitor our collections.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will continue to be adversely impacted if the online ride-hailing market in China recovers slower than anticipated. We anticipate having a larger cash outflow in our daily operations in the next twelve months (even greater than during the nine months ended December 31, 2020) as we expand our online ride-hailing platform services in more cities in China and incur more marketing and promotion expenses. Our cash flow situation may worsen if the COVID-19 pandemic reoccurs in China.

In an effort to assist with our automobile purchasers, we negotiated with the financial institutions we cooperate with to extend the due dates for monthly payments that may be affected by the epidemic. Certain financial institutions agreed to grant a grace period of up to four months from February to May 2020 for qualified drivers.

We commenced the operation of our online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in mid- December 2020, when Chengdu reported 14 confirmed COVID-19 cases and fewer people took ride-hailing trips as a result. The average daily rides completed through our Xixingtianxia platform decreased by approximately 15% compared to that before the reporting of the new COVID-19 cases in Chengdu and recovered a week later as the new confirmed cases in Chengdu were fully under control. Similarly, in early January 2021, Beijing reported three confirmed COVID-19 cases and one asymptomatic case involving drivers for Didi Chuxing Technology Co., Ltd. (“Didi”), a major transportation network company, which also resulted in the decrease in orders in the Didi platform in Beijing. Consequently, the income of our online ride-hailing drivers who ran their business through the Didi platform also decreased during this period.

Recent local resurgences of COVID-19 cases in some areas has brought uncertainties to future economic recovery of China, but we believe that the impact may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses. However, if the epidemic in China deteriorates during the year ending March 31, 2021, new confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the online ride-hailing platform services may decrease.

In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers\lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

Ability to Manage and Grow New Ride-Hailing Business

Due to the fierce competition of online ride-hailing industry in Chengdu and Changsha, our ability to increase our revenue over time may be limited if we focus only on our current automobile transaction and related services business model. As part of our strategy to provide an all-encompassing solution for ride-hailing drivers, we have expanded our services to drivers through the operation of Xixingtianxia, our own online ride-hailing platform, which has brought us a new stream of revenue. We generate revenue from commissions earned from each completed order, which represent the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. As the aggregation platforms distribute the demand orders to different online ride-hailing platforms, the flow of drivers in our area of operations is enhanced, leading to a higher probability that more ride orders will be distributed to our platform, which in turn will increase the revenue of the drivers who use our platform (and our revenue). This also allows us to attract more drivers to engage their online ride-hailing business on our platform. Through a series of promotion and effective daily management and training services, we expect our own online ride-hailing platform will offer us a stable revenue source which can also help grow our automobile financing and leasing business.

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

Ability to Compete Effectively

Our business and results of operations depend on our ability to compete effectively. Overall, our competitive position may be affected by, among other things, our service quality and our ability to price our solutions and services competitively. We will set up and continuously optimize our own business system to improve our service quality and user experience. Our competitors may have more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. We will need to continue to introduce new or enhance existing solutions and services to continue to attract automobile dealers, financial institutions, car buyers, leasees, ride-hailing drivers and other industry participants. Whether and how quickly we can do so will have a significant impact on the growth of our business.

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

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 28, 2016, seven ministries and commissions in China, including the Ministry of Transport, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services” (“Interim Measures”), which legalizes online ride-hailing services such as Didi and requires the ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses.

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

Didi, the online ride-hailing platform with whom we cooperate for our automobile transaction and related services, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively. However, approximately 63% of our ride-hailing drivers had not obtained the driver’s license as of December 31, 2020 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in August 2019, Didi began limiting customer orders allocated to drivers in Chengdu if they do not have requisite driver’s license or the automobiles used for ride-hailing services lacks the automobile certificate. Further, in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in Chengdu, Changsha, Neijiang and Panzhihua in Sichuan, in June, October and December 2020, February 2021, respectively, to operate the online ride-hailing platform services. However, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. In December 2020, Chengdu Transportation Bureau has taken a series of investigations into actions violating the Interim Measures and imposed fines for such violations. Among the 226 cases, two cases involved drivers of our Xixingtianxia online ride-hailing platform who failed to obtain the ride-hailing driver’s licenses. As a result, we were fined RMB10,000. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $714 to $4,300) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. If we are deemed in serious violation of the Interim Measures, our online ride-hailing platform services may be suspended and the relevant licenses may be revoked by certain government authorities.

We are in the process of assisting the drivers to obtain the required certificate and license both for our automobile transaction and related services and our online ride-hailing platform services. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificates and licenses. Further, there is no assurance that each of the drivers who use our platform or the cars used by such drivers in providing ride-hailing services possess the requisite license or certificate. Our business and results of operations will be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines or if we are found to be in serious violation of the Interim Measures due to the drivers’ failure to obtain requite licenses and/or automobile certificates in connection with providing services through our platform.

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

In connection with the plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of December 31, 2020, we have used cash generated from our automobile transactions and related services and payments collected from borrowers in the aggregate of approximately $4.1 million to repay platform investors and we expect to repay all of them by December 31, 2021, an extended due date agreed by the investors. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.7 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staff, to provide a new website design and development service for customers.

Results of Operations of Continuing Operations for the Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

	For the Three Months Ended December 31,
	2020	2019	Change
	(unaudited)	(unaudited)
Revenues	$1,638,550	$2,745,579	$(1,107,029)
Cost of revenues	(1,793,815)	(1,901,405)	107,590
Gross profit (loss)	(155,265)	844,174	(999,439)
Operating expenses
Selling, general and administrative expenses	(2,401,250)	(1,240,213)	(1,161,037)
Bad debts (expenses) recovery, net	187,907	(99,025)	286,932
Impairments of long-lived assets	(41,983)	-	(41,983)
Total operating expenses	(2,255,326)	(1,339,238)	(916,088)
Loss from operations	(2,410,591)	(495,064)	(1,915,527)
Other expenses, net	(72,586)	(37,636)	(34,950)
Interest expense	(2,158)	(17,248)	15,090
Interest expense on finance leases	(150,227)	-	(150,227)
Change in fair value of derivative liabilities	(1,030,843)	(485,400)	(545,443)
Loss before income taxes	(3,666,405)	(1,035,348)	(2,631,057)
Income tax benefits (expenses)	(7,487)	72,648	(80,135)
Net loss	$(3,673,892)	$(962,700)	$(2,711,192)

Revenues

We started generating revenue from automobile transaction and related services from our acquisition of Hunan Ruixi on November 22, 2018. Revenue for the three months ended December 31, 2020 generated from our automobile transaction and related services, and online ride-hailing platform services, which decreased by $1,107,029, or approximately 40%, as compared with three months ended December 31, 2019, mainly due to the decreased number of newly facilitated automobiles.

As a result of the fierce competition of online ride-hailing industry in Chengdu and Changsha and the adverse impact from COVID-19 pandemic across the mainland China, we experienced a decrease in the number of newly facilitated automobiles. This resulted in a decrease in our revenue from automobile transaction and related services since January 2020 as compared with the prior year. Moreover, we experienced a significant number of online ride-hailing drivers who exited the ride-hailing business and tendered their automobiles to us in the three months ended March 31, 2020 as a result of less demand due to the public travel restrictions. The online ride-hailing market has recovered in the nine months ended December 31, 2020 since COVID-19 is generally under control in China and travel restrictions have been lifted by the Chinese government.

As the ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 beginning in April 2020, we also experienced a decrease in the number of automobiles tendered to us by the ride-hailing drivers exiting the business during the three months ended December 31, 2020 as compared with prior quarters. The monthly installments we collected from our customers in the three months ended December 31, 2020 kept stable as compared with the three months ended September 30, 2020.

In an effort to mitigate the negative impact on our daily cash flow resulting from the drivers exiting the ride-hailing business during the epidemic period and develop a new income resource, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing.

Moreover, as described above, we had a source of new revenue from our online ride-hailing platform, which brought us $0.3 million during the period from October 23, 2020 (the date we acquired the platform) to December 31, 2020. As we plan to focus more on our automobile rental and online ride-hailing platform services business, we expect our revenue from automobile rental income to continue to account for a majority of our revenues and revenue from our online ride-hailing platform services to increase over the next twelve months. We plan to take advantage of the expansion of our online ride-hailing platform to increase the utilization of our automobiles for operating leases, which would bring the increasing demand for short-term automobile rentals.

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,334,015	$2,745,579
- Revenues from sales of automobiles	104,329	1,987,433
- Operating lease revenues from automobile rentals	939,645	-
- Service fees from automobile purchase services	18,968	352,351
- Facilitation fees from automobile transactions	30	21,031
- Service fees from automobile management and guarantee services	41,523	128,893
- Financing revenues	74,155	44,149
- Other service fees	155,365	211,722

Revenue from online ride-hailing platform services	304,535	-

Total Revenue	$1,638,550	$2,745,579

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services includes sales revenue of automobiles, operating lease revenues from automobile rentals, service fees from automobile purchase services, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 7.8%, 70.4%, 1.4%, 3.1%, 5.6% and 11.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2020. Meanwhile, sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, financing revenues and other services fees, including commissions from insurance companies, which accounted for approximately 72.4%, 12.8%, 0.8%, 4.7%, 1.6% and 7.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2019.

Sales of automobiles

We generated revenues from sales of automobiles to the customers of Hunan Ruixi during the three months ended December 31, 2020 and to the customers of Jinkailong, Hunan Ruixi and Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”) during the three months ended December 31, 2019. Sales of automobiles during the three months ended December 31, 2020 decreased by $1,883,104 as compared with the same period in 2019, mainly due to the decrease in the number of new automobile purchases, which was a result of the increased competition in the online ride-hailing markets in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China and the shift of our business focus to automobile leasing. We sold an aggregate of 7 automobiles and 206 automobiles during the three months ended December 31, 2020 and 2019, respectively.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Due to the fierce competition and COVID-19 pandemic, as of December 31, 2020, approximately 1,250 online ride-hailing drivers exited the online ride-hailing business because of decreased income. We leased over 1,170 automobiles with an average monthly rental income of $473 per automobile, resulting in a rental income of $939,645, for the three months ended December 31, 2020.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services decreased by $333,383 as compared with the same period in 2019, mainly due to the decrease in the number of facilitated new automobile purchases. We had revenue from 16 new automobile transactions, including purchase, financial leasing and operating leases, with service fees ranging from $160 to $2,306 per automobile during the three months ended December 31, 2020 while we serviced 264 new automobile purchases with service fees ranging from $376 to $2,093 per automobile during the three months ended December 31, 2019.

Facilitation fees from automobile transactions

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. The amount of facilitation fee is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged to third-party sales teams or automobile purchasers are paid when the transactions are consummated. These fees are non-refundable upon the delivery of automobiles. These fees are non-refundable upon the delivery of automobiles. Facilitation fees from automobile transaction were minimal, showing a decrease of $21,001 as compared with the same period in 2019, mainly due to the decrease in the number of facilitated new automobiles purchases and the waiving of facilitation fees for most of the facilitated automobile transactions since January 2020.

We facilitated 264 new automobile purchases during the three months ended December 31, 2019, with an average facilitation fee of $80 per automobile while we facilitated 7 new automobile purchases during the three months ended December 31, 2020, when we waived the facilitation fee for new automobile purchasers. We expect facilitation fees from automobile transactions to account for a smaller portion of our total revenue in the next twelve months.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $87,370 in service fees from automobile management due to the increase in the number of tendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 1,400 and 2,100 automobiles during the three months ended December 31, 2020 and 2019, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $74,155 and $44,149 during the three months ended December 31, 2020 and 2019, respectively. The increase of $30,006 was mainly attributed to the increase in the number of automobiles we financed.

Other service fees

We generate other revenues such as commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 57.2%, and 42.8% of revenues from other service fees during the three months ended December 31, 2020, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers accounted for 50.0% and 50.0% of revenues from other service fees during the three months ended December 31, 2019, respectively. Other service fees decreased by $56,357 due to decrease of approximately $16,018 in the insurance commissions and decrease of approximately $40,339 in other miscellaneous service fees during the three months ended December 31, 2020 as compared to the same period in 2019.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. During the period from October 23 to December 31, 2020, approximately 1.2 million rides were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $304,535, netting off approximately $0.4 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $191,024, amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,205,826, technical service charges and insurance of online ride-hailing platform services of $396,965. Cost of revenues decreased by $107,590, or approximately 6%, during the three months ended December 31, 2020 as compared with the same period in 2019, mainly due to the decrease in costs of automobile sold of $1,710,381 as the number of automobiles sold decreased from 206 to 7, partially offset by the increase of $1,205,826 in costs of automobiles under operating leases and $396,965 in direct expense and technical service fees of online ride-hailing platform services, as a result of the commencement and expansion of those two businesses.

Gross Profit (Loss)

Gross profit decreased by $999,439, or approximately 118%, during the three months ended December 31, 2020 as compared with the same period in 2019 mainly due to the decreased number of facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $172,723 and other revenues with no cost of revenues decreased by $468,105 due to the significant decrease in the number of automobiles sold and facilitated new automobile purchases during the three months ended December 31, 2020 as compared with the same period in 2019. Meanwhile, we had gross loss of $266,181 from operating lease revenues during the three months ended December 31, 2020. The majority of those leased automobiles were tendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rent generated and resulted in losses. We have focused on our operating leases as a means of mitigating the impact of the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020. Moreover, we had gross loss of $92,430 from our online ride-hailing platform services as we just started this new business in October 2020 and paid cash incentives to attractive drivers to our platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $1,240,213 for the three months ended December 31, 2019 to $2,401,250 for the three months ended December 31, 2020, representing an increase of $1,161,037, or approximately 94%. The increase was attributable to more employees hired for the daily operations of our automobile transaction and related services business and the management of a significant number of automobiles which were tendered to us for sublease or sale due to the negative impact of COVID-19. The new business of online ride-hailing platform also brought approximately $262,000 in daily operating expenses. The increase mainly consists of an increase of $413,072 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, an increase of $391,106 in salary and employee benefits as our employee increased from 158 to 201, an increase of $152,235 in professional service fees such as financial, legal and market consulting, an increase of $145,623 in rental and other office charges, and an increase of $59,001 in advertising and promotion and other miscellaneous expenses.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who tendered their automobiles to us for sublease or sale increased by approximately 90 and the numbers of drivers who missed their monthly installment payments decreased by approximately 50 during the three months December 31, 2020. However, there was an increase in the amount of our collection of monthly installments during the three months ended December 31, 2020 as compared with the prior quarters ended March 31, 2020 and June 30, 2020. We re-evaluated the possibility of collection of unsettled balances from those drivers and recovered bad debt expenses of $187,907 for those receivables during the three months ended December 31, 2020.

Impairments of Long-lived Assets

For the three months ended December 31, 2020, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $41,983 for those assets that could not generate sufficient cash.

Other Expense

For the three months ended December 31, 2020, we had other expense of $72,586, primarily a result of the penalty of $38,280 paid for driver’s traffic violations and accrued additional guarantee expenses of $93,119 payable to Impawn pursuant to the Settle Agreement as more fully described in Note 18 to the financial statements included herein, which was offset by other miscellaneous income. We had miscellaneous expense of $37,636 in the same period in 2019.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended December 31, 2020 was $2,158, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $15,090, or approximately 87%, was due to the decrease in outstanding principal of the loans obtained before 2019 and lower interest rate for the remaining principal.

Interest expense on finance leases for the three months ended December 31, 2020 was $150,227, representing the interest expense accrued under financing leases for the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offering and underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended December 31, 2020 derived from change of the fair value between December 31, 2020 and September 30, 2020 for the warrants issued in our registered direct offering in June 2019 and our underwritten public offering in August 2020, resulted in a loss of $1,030,843 in total.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $7,487 for the three months ended December 31, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of approximately $29,900 from Hunan Ruixi and Yicheng. Income tax benefits of $72,648 for the three months ended December 31, 2019 mainly represented the reversal of enterprise tax accrued in prior quarters of Jinkailong as it incurred loss during the three months ended December 31, 2019.

Other subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense were recorded.

Net Loss

As a result of the foregoing, net loss for the three months ended December 31, 2020 was $3,673,892, representing an increase of $2,711,192 from $962,700 for the three months ended December 31, 2019.

Results of Operations of Continuing Operations for the Nine Months Ended December 31, 2020 Compared to the Nine Months Ended December 31, 2019

	For the Nine Months Ended December 31,
	2020	2019	Change
	(unaudited)	(unaudited)
Revenues	$4,175,862	$13,643,429	$(9,467,567)
Cost of revenues	(3,588,586)	(10,632,901)	7,044,315
Gross profit	587,276	3,010,528	(2,423,252)
Operating expenses
Selling, general and administrative expenses	(7,110,884)	(3,258,161)	(3,852,723)
Bad debt (expense) recovery, net	106,835	(228,249)	335,084
Impairments of long-lived assets	(122,206)	-	(122,206)
Total operating expenses	(7,126,255)	(3,486,410)	(3,639,845)
Loss from operations	(6,538,979)	(475,882)	(6,063,097)
Other income (expenses), net	56,795	(53,364)	110,159
Interest expense	(37,698)	(79,593)	41,895
Interest expense on finance leases	(587,457)	-	(587,457)
Change in fair value of derivative liabilities	(1,443,784)	1,509,406	(2,953,190)
Income (loss) before income taxes	(8,551,123)	900,567	(9,451,690)
Income tax expenses	(14,464)	(32,950)	18,486
Net income (loss)	$(8,565,587)	$867,617	$(9,433,204)

Revenues

Revenue for the nine months ended December 31, 2020 decreased by $9,467,567, or approximately 69%, as compared with nine months ended December 31, 2019. The decrease was mainly due to the decrease in the number of newly facilitated automobile purchases and automobiles sold. However, in order to mitigate the negative impact on our cash flow resulted from the tendering of automobiles from drivers who exited the ride-hailing business during the quarter ended March 31, 2020 and develop a new income source, we shifted our business focus to automobile rental and had revenue of $2,136,078 from automobile rental, which partially offset the negative impact of the decrease in our revenue. In addition, we generated revenue from our new acquired online ride-hailing platform services of $304,535 since October 23, 2020.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2020 and 2019:

	For the Nine Months Ended December 31,
	2020	2019
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$3,871,327	$13,643,429
- Revenues from sales of automobiles	527,961	10,828,063
- Operating lease revenues from automobile rentals	2,136,078	-
- Service fees from automobile purchase services	179,545	1,609,361
- Facilitation fees from automobile transactions	1,646	164,294
- Service fees from automobile management and guarantee services	315,124	313,548
- Financing revenues	178,589	105,413
- Other service fees	532,384	622,750

Revenue from online ride-hailing platform services	304,535	-

Total Revenue	$4,175,862	$13,643,429

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services includes sales revenue of automobiles, operating lease revenues from automobile rentals, service fees from automobile purchase services, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 13.6%, 55.2%, 4.7%, 8.1%, 4.6% and 13.8%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2020. Meanwhile, sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 79.4%, 11.8%, 1.2%, 2.3%, 0.8% and 4.5%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2019.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong and Hunan Ruixi during the nine months ended December 31, 2020 and to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing during the nine months ended December 31, 2019. Sales of automobiles during the nine months ended December 31, 2020 decreased by $10,300,102 as compared with the same period in 2019, mainly due to the decrease in the number of new automobile purchases, which was a result of a fiercely competed online ride-hailing market in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China and the shift of our business focus to automobile leasing. We sold an aggregate of 26 automobiles and 1,105 automobiles during the nine months ended December 31, 2020 and 2019, respectively.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. We leased over 1,200 automobiles with an average monthly rental income of $473 per automobile, resulting in a rental income of $2,136,078, for the nine months ended December 31, 2020.

Service fees from automobile purchase services

Service fees from automobile purchase services had a significant decrease of $1,429,816 during the nine months ended December 31, 2020 as compared with the same period in 2019, mainly due to the decrease in the number of facilitated new automobile purchases. We serviced 111 new automobile transactions, including purchase, financial leasing and operating leases, with service fees ranging from $137 to $3,510 per automobile during the nine months ended December 31, 2020 while we serviced 1,242 new automobile purchases with service fees ranging from $88 to $3,646 per automobile during the nine months ended December 31, 2019.

Facilitation fees from automobile transactions

Facilitation fees from automobile transaction decreased by $162,648 during the nine months ended December 31, 2020 as compared with the same period in 2019 mainly due to the decrease in the number of facilitated new automobile purchases from 1,242 to 61 and the decreased average facilitation fee per automobile. As we shift our business focus to automobile rental, we waived the facilitation fee for new automobile purchasers during the six months ended December 31, 2020.

Service fees from automobile management and guarantee services

The majority of our customers are ride-hailing drivers, who enter into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The service fees from automobile management and guarantee services remained stable mainly attributed because the average number of automobiles which we provided management and guarantee services for remained stable during the nine months ended December 31, 2020 and 2019.

Financing revenues

We recognized a total interest income of $178,589 mainly from financing the purchase of an aggregate of 130 automobiles and $105,413 from an aggregate of 92 automobiles during the nine months ended December 31, 2020 and 2019, respectively.

Other service fees

We generate other revenues such as commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 80.7%, and 19.3% of revenues from other service fees during the nine months ended December 31, 2020, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers accounted for 69.4% and 30.6% of revenues from other service fees during the nine months ended December 31, 2019, respectively. The decrease of $90,366 was mainly attributed to less other miscellaneous services during the nine months ended December 31, 2020.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. During the period from October 23 to December 31, 2020, approximately 1.2 million rides were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $304,535, netting off approximately $0.4 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $601,179, amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $2,590,442, technical service charges and insurance of online ride-hailing platform services of $396,965. Cost of revenues decreased by $7,044,315, or approximately 66%, during the nine months ended December 31, 2020 as compared with the same period in 2019, mainly due to the decrease in costs of automobiles sold of $10,031,722 as the number of automobiles sold decreased from 1,105 to 26, partially offset by the increase of $2,590,442 and $396,965 in costs of automobiles under operating leases and online ride-hailing platform services, respectively, as a result of the commencement and expansion of those two businesses.

Gross Profit

Gross profit decreased by $2,423,252, or approximately 80%, during the nine months ended December 31, 2020 as compared with the same period in 2019 mainly due to the decreased number of automobile sales and facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $268,380 and other revenues with no cost of revenues decreased by $1,608,078 due to the significant decrease in the number of automobile sold and facilitated new automobile purchases during the nine months ended December 31, 2020 as compared with the same period in 2019. Meanwhile, we had gross loss of $454,364 from operating lease revenues from automobile rentals during the nine months ended December 31, 2020. The majority of those leased automobiles were tendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rents generated. We have focused on our operating leases as a means of mitigating the impact from the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020. Moreover, we had gross loss of $92,430 from our online ride-hailing platform services as we just started this new business in October 2020 and paid cash incentives to attractive drivers to our platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $3,258,161 for the nine months ended December 31, 2019 to $7,110,884 for the nine months ended December 31, 2020, representing an increase of $3,852,723, or approximately 118%. The increase was attributable to more employees hired for the operations of our automobile transaction and related services business and the management of a significant number of automobiles tendered to us for sublease or sale due to the negative impact of COVID-19. The increase mainly consists of an increase of $1,527,542 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, an increase of $1,087,267 in salary and employee benefits as our employee increased from 158 to 201, an increase $784,378 in professional service fees such as financial, legal and market consulting, an increase of $275,323 in rental and other office charges, and an increase of $178,213 in advertising and promotion, rental and other expenses.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing market in Chengdu and Changsha, and the negative impact of COVID-19, an aggregate of approximately 1,250 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 37 drivers who postponed their monthly installment payments as of December 31, 2020. The number of online ride-hailing drivers we serviced who tendered their automobiles to us for sublease or sale increased by approximately 420 and the numbers of drivers postponed their monthly installment payments decreased by approximately 320 during the nine months December 31, 2020. We re-evaluated the possibility of collection of unsettled balances from those drivers and recovered bad debt expenses of $106,835 for those receivables during the nine months ended December 31, 2020. While we recognized bad debt expenses of approximately $227,000 for 17 drivers who postponed their monthly installment payments over two months and other long-aged receivables during the nine months ended December 31, 2019.

Impairments of Long-lived Assets

For the nine months ended December 31, 2020, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for financing leases during their remaining useful life and recognized an additional impairment loss of $122,206 for those assets that could not generate sufficient cash.

Other Income (Expense)

For the nine months ended December 31, 2020, we had other income of $56,795, mainly as a result of the receipt of a government subsidy of $143,000 from Sichuan Economic and Information Department for our initial public offering in 2018. The income was offset by the penalty of $38,280 paid and additional guarantee expenses of $93,119 payable accrued to Impawn. We had miscellaneous expense of $53,364 in the same period in 2019.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the nine months ended December 31, 2020 was $37,698, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $41,895 or approximately 53%, was due to the decrease in outstanding principal of loans obtained before 2019 and lower interest rate for the remaining principal.

Interest expense on finance leases for the nine months ended December 31, 2020 was $587,457, representing the interest expense accrued under financing leases for the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 registered direct offering and August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the nine months ended December 31, 2020 derived from change of the fair value between December 31, 2020 and March 31, 2020 for the warrants issued in our June 2019 registered direct offering and the fair value between December 31, 2020 and August 4, 2020 for the warrants issued in our August 2020 underwritten public offering, resulted in a loss of $1,443,784 in total.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $14,464 for the nine months ended December 31, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of $57,856 from Hunan Ruixi, Jinkailong and Yicheng. Income tax expense of $32,950 for the nine months ended December 31, 2019 mainly represented the provision of enterprise income tax resulting from the taxable income totaling $133,896 of Hunan Ruixi, $376,347 of Jinkailong and $102,702 from Yicheng.

Other subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense were recorded.

Net Income (Loss)

As a result of the foregoing, net loss for the nine months ended December 31, 2020 was $8,565,587, representing a change of $9,433,204 from net income of $867,617 for the nine months ended December 31, 2019.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $3,537,630 as of December 31, 2020 as compared to $833,888 as of March 31, 2020 for our continuing operations. We also had restricted cash and cash equivalents of $5,190 as of December 31, 2020 as compared to $0 as of March 31, 2020. We had no cash and cash equivalents as of December 31, 2020 as compared to $10,139 as of March 31, 2020 for our discontinued operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

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

On February 10, 2021, we closed a registered direct offering of 5,072,465 shares of our common stock at $1.38 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, the Company raised approximately $5.7 million, net of placement agent fees and offering expenses, to support our working capital requirements.

After the completion of the registered direct offering in February, the Company expects its working capital to change from a deficit of approximately $5.6 million to a positive working capital of approximately $0.1 million.

In addition to the proceeds from these financings, we also expect to receive an aggregate of RMB50 million (approximately $7.0 million) in cash under the JKL Investment Agreement entered into by and among Hunan Ruixi, Jinkailong, the other shareholders of Jinkailong and Hongyi on July 4, 2020. Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million), which will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) was due no later than September 30, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As a result, Hunan Ruixi will be required to pay RMB3.5 million (approximately $0.5 million) to Jinkailong as a capital contribution. According to the latest arrangement with Hongyi, the first payment of $1.4 million has been postponed and the total investment of $7.0 million will be made before March 31, 2021. As a result, as of December 31, 2020, neither Hunan Ruixi nor the other shareholders of Jinkailong paid any capital contribution to Jinkailong, nor the record-filing of the Investment has been made with the local PRC government.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $8.6 million and $0.1 million from continuing operations and discontinued operations, respectively, for the nine months ended December 31, 2020, (2) accumulated deficit of approximately $30.9 million as of December 31, 2020; (3) the working capital deficit of approximately $5.6 million as of December 31, 2020; (4) operating cash outflows of approximately $0.2 million and $1.6 million from continuing operations and discontinued operations, respectively, for the nine months ended December 31, 2020; and (5) the purchase commitment of $8.3 million to be completed in 2021. Although we believe that we can realize our current assets in the normal course of business, our ability to repay our current obligations will depend on the future realization of our current assets and the future operating revenues generated from our operations.

We do not believe that the proceeds from our public offerings and our anticipated cash flows would be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report. We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

●	continuing to seek equity financing to support our working capital;

●	other available sources of financing (including debt) from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our related parties.

However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in our relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Nine Months Ended December 31,
	2020	2019
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(1,786,674)	$(7,004,080)
Net Cash Used in Investing Activities	(194,179)	(883,136)
Net Cash Provided by Financing Activities	4,596,314	4,245,775
Effect of Exchange Rate Changes on Cash and Cash Equivalents	83,332	(196,028)
Cash , Cash Equivalents, and restricted cash at Beginning of Period	844,027	5,020,510
Cash, Cash Equivalents, and restricted cash at End of Period	3,542,820	1,183,041
Less: Cash and cash equivalents from discontinued operations	-	(9,520)
Cash, cash equivalents, and restricted cash from continuing operations, end of period	$3,542,820	$1,173,521

Cash Flow in Operating Activities

For the nine months ended December 31, 2020, net cash used in operating activities was $1,786,674, which consists of the net cash used in operating activities of $208,041 from continuing operations and $1,578,633 from discontinued operations. The total net cash used in operating activities primarily comprised of salary and employee surcharge of $2,217,158, the payment of $1,608,583 to investors of the discontinued P2P platform, other operating costs of $581,538, costs of $24,401 on automobiles used for financial lease to be collected within the lease terms, and payment of $1,709,549 for purchase of automobiles and related transactions, partially offset by revenue received of $4,088,993 and the net collection of $227,473 of the advance payments due from the automobile purchasers.

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

Cash Flow in Investing Activities

For the nine months ended December 31, 2020, we had net cash used in investing activities of $194,179, which consisted of the net cash used in investing activities of $191,921 from continuing operations and $2,258 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

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

Cash Flow in Financing Activities

For the nine months ended December 31, 2020, we had net cash provided by financing activities of $4,596,314, which primarily consisted of: (1) net proceeds of $6,098,297 from our underwritten public offering in August 2020; (2) proceeds from the exercise of warrants of $496,117; (3) borrowings from an insurance company of $508,275, partially offset by (4) repayments and loans to stockholders, related parties and affiliates of $380,657, (5) repayments of current borrowings from financial institutions of $354,504; and (5) principal payments made for finance lease liabilities of $1,771,214.

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

Subsequent to December 31, 2020 through the date of this Report, we entered into a contract with an automobile dealer for the purchase of a total of 500 automobiles for an aggregate purchase price of approximately $8.3 million. The purchase is expected to be completed by the end of 2021, which will lead to an increase in our inventory and cash outflow in operating activities.

•	Contingent Liabilities

Contingent liabilities for automobile purchasers

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of December 31, 2020, the maximum contingent liabilities the we would be exposed to was approximately $14,898,000 (including approximately $202,000 related to our discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of December 31, 2020, approximately $3,358,000, including interests of $201,000, due to financial institutions, of all the automobile purchases we serviced were past due.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,593.66 (approximately $617,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $92,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of December 31, 2020, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB2,787,000 (approximately $427,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. So Jinkailong recorded the additional $93,000 for the difference between the total amount to be paid pursuant to the Settle Agreement and the remaining principals of loans from Impawn as guarantee expenses in the unaudited condensed consolidated financial statements. Jinkailong shall collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,428,000 to Impawn in the future.

As of December 31, 2020, all bank accounts, except two accounts in a bank were still in the process of unfreezing, have been released from frozen. The restricted cash of Jinkailong was RMB33,892 (approximately $5,190) as of December 31, 2020 and has been fully released on January 7, 2021.

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

Other than disclosed below, there have been no material changes during the three months ended December 31, 2020 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2020.

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

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause us to revise our estimates. we base our estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets and goodwill, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities and other provisions and contingencies.

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

(d)	Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed.

We review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. We have the opinion to access qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If we believe, as a result of the qualitative carrying amount, the two-step quantities impairment test described below is required.

The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required.

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive income (loss). Impairment losses on goodwill are not reversed.

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

We recognize our revenue under ASC 606. ASC 606 establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. It also requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

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

Online ride-hailing platform service revenue

We generate revenue from providing services to Drivers to assist them in providing transportation services to looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, we bear a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for riders. We recognize revenue upon completion of a ride as the single performance obligation is satisfied and we have the right to receive payment for the services rendered upon the completion of the ride. We evaluate the presentation of revenue on a gross or net basis based on whether it controls the service provided to the Rider and is the principal (i.e. “gross”), or it arranges for other parties to provide the service to the Rider and is an agent (i.e. “net”). Since we are not primarily responsible for ride-hailing services provided to Riders, nor do we have inventory risk related to the services, we recognize revenue at net basis.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2020, our pricing interest rate is 6.0% per annum.

(f)	Leases

On April 1, 2019, we adopted ASU 2016-02, Leases (ASC Topic 842). This update supersedes existing lease accounting guidance found under ASC 840, Leases (“ASC 840”) and requires the recognition of ROU assets and lease obligations (“lease liabilities”) by lessees for those leases currently classified as operating leases under existing lease guidance. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Short term leases with a term of twelve months or less are not required to be recognized. Lessor accounting is generally the same under ASC 842 as compared to ASC 840 except with an additional requirement to assess collectability to support classification as a direct financing lease. Also, in order to derecognize the asset and record revenue, collection of payments due must be probable for sales-type leases and the lessees of sales-type leases will need to obtain control over the leased asset.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

For a description of our legal proceedings, see “Off-Balance Sheet Arrangements – Contingent Liabilities – Contingent liability relating to Jinkailong” under Part I, Item 2 of this Form 10-Q.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated August 4, 2020, by and among the Company, The Benchmark Company, LLC and Axiom Capital Management, Inc., incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on October 30, 2017

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.3 to Registration Statement on Form S-1 filed with the SEC on January 30, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Form of Series A Warrant, incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.2	Form of Series B Warrant, incorporated herein by reference to Exhibit 4.2 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.3	Form of Placement Agent Warrant, Incorporated herein by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.4	Form of Underwriters’ Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

4.5	Form of Placement Agent Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2020

10.1	Form of Placement Agent Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2020

10.2	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 9, 2020

10.3	Form of Lock-up Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 9, 2020

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: February 16, 2021	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2021	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)