Form 10-K
period 2021-03-31
Senmiao Technology Ltd
filed 2021-07-08
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 30, 2020, was approximately $19,190,883. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 7, 2021, there were 55,409,930 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SENMIAO TECHNOLOGY LIMITED

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•	“China” or the “PRC” refers to the People's Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;
•	“Didi” refers to Beijing Xiaoju Science and Technology Co., Ltd. and its affiliates, the world’s largest mobility technology platform, who operates the largest ride-hailing platform in China;
•	“Hunan Ruixi” refers to Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;
•	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., our variable interest entity;
•	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;
•	“RMB” and “Renminbi” refer to the legal currency of China;
•	“Ruixi Leasing” refers to Hunan Ruixi Automobile Leasing Co., Ltd., the wholly owned subsidiary of Hunan Ruixi;
•	“Senmiao,” “we,” “us,” “our company” and “our” refer to Senmiao Technology Limited., its subsidiaries and its consolidated variable interest entities;
•	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly owned subsidiary in China;
•	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., our variable interest entity;
•	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;
•	“variable interest entities” or “VIEs” refer to Sichuan Senmiao and Jinkailong; and
•	“Yicheng” refers to Yicheng Financial Leasing Co., Ltd., our wholly owned subsidiary in China.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our goals and strategies, including our ability to expand our automobile transaction and related services business and our online ride-hailing platform services business in China;
•	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
•	the impact by public health epidemics, including the COVID-19 pandemic as manifested in China, on the industries we operate in and our business, results of operations and financial condition;
•	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
•	the growth or lack of growth of China's online ride-hailing, automobile financing and leasing industries;
•	taxes and other incentives or disincentives related to car purchases and ownership;
•	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
•	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;
•	our expectations regarding demand for and market acceptance of our products and services;
•	our expectations regarding our customer base;
•	our plans to invest in our automobile transaction and related services business and our online ride-hailing platform services business;
•	our ability to maintain positive relationships with our business partners;
•	competition in the online ride-hailing, automobile financing and leasing industries in China;
•	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
•	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

Overview

Senmiao Technology Limited (the “Company,” “we,” “us,” “our” or similar terminology) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. We provide automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd., a PRC limited liability company (“Ruixi Leasing”), and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”). As described further below, since October 2020, we have been operating an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a majority owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., a PRC limited liability company and wholly-owned subsidiary of us (“Senmiao Consulting”).

Our automobile transaction and related services (the “Automobile Transaction and Related Services”) are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “auto leasing”); (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business (the “auto sales”); (iii) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide online ride-hailing services (the “auto financing and transaction facilitation”); and (iv) automobile financing where we provide our customers with auto finance solutions through financing leases (the “auto financing”).

Our ride hailing platform enables qualified ride-hailing drivers to provide application based transportation services in China. XXTX holds a national online reservation taxi operating license and operates our platform by collaborating with two well-known aggregation platforms in China. The platform is presently servicing ride-hailing drivers in Chengdu City, Neijiang City, Nanchong City and Panzhihua City in Sichuan Province, Changsha City in Hunan Province, and Guangzhou City in Guangdong Province, China, providing them a platform to view and take customer orders for rides. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider (the “Online Ride-hailing Platform Services”).

We previously operated an online lending platform in China through our VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise borrowers. We ceased our online lending services business in October 2019.

Our executive offices are located in Chengdu City, Sichuan Province, China. Substantially all of our operations are conducted in China.

Our Corporate History

We were incorporated in the State of Nevada on June 8, 2017. We established a wholly owned subsidiary, Senmiao Consulting in China in July 2017. As of the date of this Report, Senmiao Consulting provides services to Sichuan Senmiao, one of our VIEs, pursuant to the VIE Agreements as defined below.

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

On September 25, 2016, Sichuan Senmiao acquired a P2P platform (including website, internet content provider (“ICP”) registration, operating systems, servers, management system, employees and users) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. (“Chenghexin”), which had established and operated the platform for two years prior to our acquisition (the “Acquisition”), for a total cash consideration of RMB69,690,000 (approximately US$10.1 million). Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB60 million (approximately US$8.9 million) immediately following the Acquisition, in order to focus on the online marketplace lending business.

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

Hunan Ruixi has a wholly owned subsidiary, Ruixi Leasing, a PRC limited liability company formed in April 2018 with a registered capital of RMB10 million (approximately US$1.5 million). Ruixi Leasing is licensed to engage in automobile sales and leasing and has not commenced operations as of the date of this Report.

Hunan Ruixi also owns 35% equity interest in Jinkailong and control the remaining 65% equity interest through two voting agreements with another four shareholders of Jinkailong. Jinkailong is an automobile transaction and related services company in Chengdu City, Sichuan Province, China, which primarily targets drivers in the ride-hailing service sector, focus on automobile operating lease, and facilitates sales and financing transactions for its clients and provides relevant after-transaction services to them.

In May 2019, we formed Yicheng Financial Leasing Co., Ltd. (“Yicheng”), a PRC limited liability company and wholly owned subsidiary of us, with a registered capital of $50 million in Chengdu City, Sichuan Province, China. Yicheng obtained its business licenses for automobiles sale and financial leasing and has engaged in the sales of automobiles since June 2019. As of the date of this Report, we have made contributions in the aggregate amount of $5,450,000 to Yicheng.

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest accordingly. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. In February 2021, the registered capital of XXTX is increased to RMB50.8 million (approximately $7.8 million) pursuant to a supplemental agreement signed by all shareholders of XXTX. Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the date of this Report, Senmiao Consulting has made a capital contribution of RMB19.8 million (approximately $3.0 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of March 31, 2021, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed a wholly owned subsidiary, Corenel, with a registered capital of RMB10.0 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel has engaged in automobile operating lease since March 2021.

In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. (“Xichuang”), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In April 2021, we formed Senmiao Technology (Hong Kong), Ltd. (“Senmiao HK”), a limited liability company with a registered capital of $10,000 in Hong Kong. We hold 99.99% of the equity interests of Senmiao HK.

Our Corporate Structure

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the date of this Report:

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

Voting Agreements with Jinkailong’s Other Shareholders

Hunan Ruixi entered into two voting agreements signed in August 2018 and February 2020, respectively, as amended (the “Voting Agreements”), with Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests and obtained 35% equity interests in Jinkailong. Pursuant to the Voting Agreements, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for periods of 20 years and 18 years, respectively, ending on August 25, 2038.

We have consolidated the financial statements of Jinkailong into our financial statements because we are Jinkailong’s primary beneficiary based on the Voting Agreements. Though not explicit in the Voting Agreements by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, we may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreements and our plan to provide financial support to Jinkailong were considered in determining that we are the primary beneficiary of Jinkailong. Accordingly, we have determined that Jinkailong is a VIE and the financial statements of Jinkailong are consolidated in our consolidated financial statements. Although we are able to consolidate the financial statements of Jinkailong, we are only entitled to distribution of dividends and assets based on our ownership of 35% of the equity interest of Jinkailong.

Recent Developments

Information relating to our recent developments is incorporated by reference from our Prospectus Supplement filed with the SEC on May 11, 2021 pursuant to Rule 424(b)(5)  “Recent Developments.” The updates relating to our recent developments after May 11, 2021 are as follows:

May 2021 Offering

On May 11, 2021, we entered into a securities purchase agreement with certain accredited investors (the “Investors”) in connection with a registered direct offering (the “May 2021 Offering”) of 5,531,916 shares of our common stock at a price of $1.175 per share for a purchase price of approximately $6,500,000. On May 13, 2021, we closed the May 2021 Offering. In connection with the May 2021 Offering, we also issued warrants to the Investors to purchase a total of 5,531,916 shares of common stock at an exercise price of $1.05 per share. The warrants have a term of five years and are exercisable at any time on or after the issue date.

The shares and warrants sold in the May 2021 Offering were issued pursuant to a prospectus supplement filed with the SEC on May 11, 2021 to our effective shelf registration statement on Form S-3 (Registration No. 333-230397), which was initially filed with the SEC on March 19, 2019, and was declared effective on April 15, 2019.

We used all of the net proceeds for general corporate purposes, including automobile purchases, the costs of providing leasing and other automobile transaction services, including financial leasing, costs of developing other types of financing businesses, investments in other entities, costs of technology development, costs of new hires, capital expenditures, working capital and the costs of operating as a public company.

FT Global Capital, Inc. (“FT Global”) acted as the exclusive placement agent for the May 2021 Offering. Pursuant to a placement agency agreement between our company and FT Global dated May 11, 2021, FT Global received cash commission of approximately $487,500 and warrants which are exercisable into 414,894 shares of common stock at an exercise price of $1.05 per share and will expire on the fifth year anniversary of their issuance.

Cooperation with other Well-known Platforms

In April 2020 and June 2020, XXTX has signed cooperation agreements with two well-known aggregation platforms in China, Gaode Map, a map application owned and operated by AutoNavi Software, Co., Ltd. and Meituan, an e-commerce platform for services. In June 2021, XXTX signed a cooperation agreement with a top online ride-hailing platform in China. We have similar business model but different technology in data sharing and transforming in our cooperation with these platforms. We earn commissions for each completed order based on a certain percentage of the value of the order and settle its commissions with these platforms on a weekly basis.

Coronavirus (COVID-19) Update

Beginning in late 2019, an outbreak of a novel strain of coronavirus and related respiratory illness (which we refer to as COVID-19) was first identified in China and has since spread rapidly globally. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and globally. In March 2020, the World Health Organization (the “WHO”) declared COVID-19 a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because all of our business operations and our workforce are concentrated in China, our business, results of operations and financial condition have been adversely affected.

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. we experienced a significant number of online ride-hailing drivers who exited the online ride-hailing business and tendered their automobiles to us in the three months ended March 31, 2020 as a result of less demand due to the public travel restrictions. As a result, our revenue and income for the first half of 2020 was negatively impacted to a significant extent. In an effort to mitigate the negative impact on our daily cash flow resulting from the tendering of automobiles from drivers who exited the online ride-hailing business during the epidemic period and develop a new income resource, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering. We have witnessed a quarterly increase in our revenue during the year ended March 31, 2021.

Recent local resurgences of COVID-19 cases in some areas have brought uncertainties to future economic recovery of China, but we anticipate that the impact may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses. However, we have witnessed the decrease in online ride-hailing orders in mid- December 2020 and mid-May to June 2021, when Chengdu and Guangzhou reported over 10 and over 100 confirmed COVID-19 cases, respectively. The average daily rides completed through our platform decreased significantly compared to that before the reporting of the new COVID-19 cases due to the lockdown policy and travel restrictions in these cities. The number of orders recovered after the resurgences were fully under control. Consequently, the income of our online ride-hailing services also decreased during this period.

Any of these factors and other factors beyond our control could have an adverse effect on our overall business environment, cause uncertainties in the regions in China where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

JKL Investment Agreement

As fully disclosed in the 10-K for the year ended March 31, 2020, on July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for a 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). As Hongyi did not make the payment in accordance with the investment, Hunan Ruixi, other shareholders of Jinkailong and Hongyi decided to terminate the investment by Hongyi with a termination agreement signed on July 2, 2021.

We are a provider of automobile transaction and related services targeting the online ride-hailing industry in China, as well as an operator of our own online ride-hailing platform. Our business includes Automobile Transaction and Related Services and Online Ride-hailing Platform Services, which is constituted with a series of services as follows:

Automobile Transaction and Related Services

Auto Operating Leasing

We have generated revenue since March 2019 from operating lease services, where we lease our own automobiles or sublease automobiles from certain online ride-hailing drivers we served before to other individuals, including new online ride-hailing drivers. With the authorization from online ride-hailing drivers who exited the online ride-hailing business, we sublease their automobiles to new online ride-hailing drivers for a lease term no more than twelve months. Due to the intense competition and the COVID-19 pandemic, as of March 31, 2021, approximately 1,289 online ride-hailing drivers (primarily in Chengdu City) have exited the online ride-hailing business. We are authorized to sublease or sell these drivers’ automobiles in order to offset the repayments those drivers owed to us and the financial institutions. We sub-leased over 1,100 automobiles from these ride-hailing drivers and approximately 80 of our own automobiles with an average monthly rental income of $441 per automobile, resulting in a rental income of $3,434,615 for the year ended March 31, 2021.

Auto Financial Leasing

We began offering auto financing services in March 2019. In our self-operated financing, we act as a lessor and a customer (i.e., online ride-hailing driver) acts as a lessee. We offer to the lessee a selection of automobiles that were purchased by us in advance. The lessee will choose the desirable automobile to be purchased and enter into a financing lease with us. During the term of the financing lease, the lessee will have use rights with respect to the automobile. We will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the lessee will pay a minimal price and obtain full title to the automobile after the financing lease is repaid in full. In connection with the financing lease, the lessee will enter into a service agreement with us. Pursuant to this service agreement, the lessee will pay us a service fee ranging from approximately $1,600 to approximately $2,300 for our services, which covers, among others, payment of purchase taxes and insurance, license and plate registration, and training of ride-hailing drivers.

Auto Sales

We are also engaged in the sales of automobiles through Hunan Ruixi and Yicheng. As we are targeting to sell cars to online ride-hailing drivers, Hunan Ruixi and Yicheng procure new cars of model and specification acceptable to online ride-hailing industry in Chengdu and Changsha. Hunan Ruixi and Yicheng typically sets up periodic procurement plans based on the estimated transaction volume of Hunan Ruixi and Jinkailong and buy in bulk to obtain better pricing. Hunan Ruixi and Yicheng will then mark up the price and sell the cars to the online ride-hailing drivers who are typically customers in our auto financing facilitation services. However, due to the increased competition in the online ride-hailing markets in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China, we have shifted our business focus to automobile leasing so the sales of automobiles has significantly decreased in the year ended March 31, 2021.

Auto Financing and Transaction Facilitation

Leveraging the growing popularity of ride-hailing services in China, we facilitate the auto financing transactions between the online ride-hailing drivers and financial institutions. As of the date of this Report, over 95% of the customers we service are online ride-hailing drivers. Our services simplify the transaction process for both these drivers and the financial institutions. Specifically, our facilitation services include purchase services and management and guarantee services for new automobile transactions. As a result of the fierce competition of online ride-hailing industry in Chengdu and Changsha and the adverse impact from COVID-19 pandemic across the mainland China, we experienced a decrease of over 90% in the number of newly facilitated automobiles during the year ended March 31, 2021 as compared with last year.

Our purchase services cover a wide range of services provided to online ride-hailing drivers during the process of an automobile financing transaction, including but not limited to (i) credit assessment, (ii) preparation of financing application materials, (iii) assistance with closing of financing transactions, (iv) license and plate registration, (v) payment of taxes and fees, (vi) purchase of insurance, (vii) installment of GPS devices, (viii) ride-hailing driver qualification and (ix) other administrative procedures. Our service fees are based on the sales price of the automobiles and relevant services provided. Our service fees for automobiles purchase services ranged from $140 to $3,550 per vehicle during the year ended March 31, 2021.

Our management and guarantee services are provided to online ride-hailing drivers after the delivery of automobiles, covering (i) management services including, without limitation, ride-hailing driver training, assisting with purchase of insurances, insurance claims and after-sale automobile services, handling traffic violations and other consulting services; and (ii) guarantee services for the obligations of online ride-hailing drivers under their financing arrangement with financial institutions.

As of March 31, 2021, the maximum contingent liabilities we would be exposed to was approximately $12.8 million (including approximately $68,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of March 31, 2021, approximately $3.9 million, including interests of $233,000, due to financial institutions, of all the automobile purchases we serviced were past due. Our management and guarantee fees are based on the costs of our services and the results of our credit assessment of the automobile purchasers.

We have established collaborations with a number of financial institutions in China, including commercial banks, financial leasing companies as well as online peer-to-peer lending platforms, which finance the purchase of automobiles by our automobile purchasers through the Financing Agreements. During the year ended March 31, 2021, due to our shift on business focus, we did not engage new financial institutions for our Auto have Financing and Transaction Facilitation.

Auto Transaction Facilitation Services

Through Hunan Ruixi and Jinkailong, we also facilitate automobile purchase transactions between dealers, our cooperative third party sales teams and the automobile purchasers, primarily online ride-hailing drivers. We provide sales venue and vehicle sourcing for the transactions. We charge third party sales teams and automobile purchasers a facilitation fee based on the type of vehicle and negotiation with each dealer, third party sales team and purchaser, generally no more than $2,000 per automobile from third party sales team and $2,160 from the purchaser.

We also provide a series of services for the purchasers throughout the automobile purchase transaction process, including registration of license plates and permits from the relevant government authorities, insurance facilitation and assistance with applications to financial institutions to finance the purchase. Our service fees are based on the sales price of the automobiles and relevant services provided. As of March 31, 2021, we provided facilitation services for an aggregate of 1,687 automobiles. During the year ended March 31, 2021, we provided facilitation services for 61 automobiles.

Online Ride-hailing Platform Services

As part of our goal to provide an all-encompassing solution for online ride-hailing drivers as well as to increase our competitive strengths in an increasing competitive online ride-hailing industry and to take advantage the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX. As the date of this Report, the platform is presently servicing online ride-hailing drivers in Chengdu, Changsha, Neijiang, Guangzhou, Nanchong and Panzhihua, China, providing them a platform to view and take customer orders for rides.

We currently collaborate with two well-known aggregation platforms in China, Gaode Map, a map application owned and operated by AutoNavi Software, Co., Ltd. and Meituan, an e-commerce platform for services. Under our collaboration, when a rider using the platform searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is specifically selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. We settle our commissions with the aggregation platforms on a weekly basis.

Since October 23, 2020, the acquisition date, to March 31, 2021, we have expanded marketing of our online ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Neijiang and Guangzhou through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers. During the period from the acquisition date to March 31, 2021, approximately 4.4 million rides with gross fare of approximately $12.4 million were completed through our platform and an average of over 6,000 ride-hailing drivers completed rides and earned income through our platform (the “Active Drivers”) each month. Among the Active Drivers, approximately 6% also leased automobiles from us, which is in line with our strategy to cross sell our core ride-hailing focused automobile finance and leasing business with the newer online ride-hailing platform business. During the period since the acquisition date to March 31, 2021, we achieved revenue of approximately $0.9 million from our Online Ride-hailing Platform Services, after taking into account approximately $1.8 million incentives paid by us to Active Drivers, which were recorded as a reduction to our revenue.

Transaction Process

The following chart illustrates our typical process of our ride-hailing platform services:

Customers

The significant majority of our customers are online ride-hailing drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving an online ride-hailing car, our customers choose to lease automobile from us or become affiliated with us who offer them a simplified and smooth process to become qualified. Our automobile leasees typically lease automobiles which meet the criteria of cars used for online ride-hailing for their own business in the industry. Our automobile purchasers typically become affiliated with us through affiliation agreements pursuant to which we, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements. Our platform users typically use our online ride-hailing platform to view and take customer orders for rides.

We acquire customers through the network of third-party sales teams, cooperated lease companies and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. During the year ended March 31, 2021, we have serviced over 2,500 customers for our Automobile Transaction and Related Services. From the acquisition date of our platform to March 31, 2021, approximately 4.4 million rides with gross fare of approximately $12.4 million were completed through our platform orders.

Risk Management

To mitigate risk associate with our Automobile Transaction and Related Services and Online Ride-hailing Platform Services, we conduct assessments and evaluations of prospective online ride-hailing drivers and leases separately, including identity verification and background checks. For an online ride-hailing platform driver who uses our platform as well as purchases or leases automobile from us, our assessments typically involve two rounds from our subsidiaries who operate Automobile Transaction and Related Services and Online Ride-hailing Platform Services, respectively. We believe our manual review and verification process is sufficient for the requirements of our current operations.

We conduct an initial screening when we receive an application from a prospective automobile buyer/leasee based on credit reports from People’s Bank of China (“PBOC”) and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. An automobile buyer/leasee must meet the following preliminary criteria:

•	be between 18-65 years old;
•	reside in the mainland of China and have the local residential identification;
•	have a driving history of at least three years;
•	not be subject to on-going legal proceedings or enforcement;
•	not be listed on a national delinquent debtor’s list;
•	the value of purchased automobile matches the income of the candidate.

Additionally, we arrange a simple in-person interview with the applicant where we gather information on marital/family status, income, assets, borrowing history and default history, if any. This interview is typically conducted by our risk management staff who will verify the accuracy of information on the prospective driver by cross-checking information provided by the applicant with other sources. We will also assess the prospective customer’s potential repayment ability.

Applicants with any of the follow attributes will be rejected for:

•	engaging in illegal or criminal activities;
•	involvement in pornography, gambling, drug dealing and gangster activities and experiences;
•	engaging in usury lending; or
•	providing fraudulent information.

We also conduct an assessment and evaluation when we receive an application from a prospective online ride-hailing driver. Under our online ride-hailing platform’s standards, a qualified driver must meet certain minimum criteria:

•	have obtained online booking taxi driver's license with age of 21 to 60 years old for males; 21 to 55 years old for females;
•	have a driving history of at least three years with driving license of (i) A1, A2, A3, B1, B2, C1 and C2 (referring to the different classes of driver’s license in China based on vehicle types);
•	must not have committed any hit-and-run accidents;
•	have no record of dangerous driving, drug use, driving under alcoholic influence, and violent crime;
•	have no traffic violation of 12 demerit points or more in any year of the past three years; and
•	have not been investigated or disciplined for unlawfully engaging in taxi services or other passenger transportation operations in Chengdu City within the past five years.

Our online ride-hailing platform also set criteria for the automobiles used for online ride-hailing business, which need to be completed before the driver commences to use the automobile for online ride-hailing business:

•	has obtained online booking taxi transportation certificate and be registered as "reserved taxi service" with less than 7 seats and local registered number; or in accordance with the requirements by local government;
•	has installed vehicle satellite positioning device and emergency alarm device with driving record function;
•	motor vehicle driving permit is still in use;
•	has been covered with compulsory insurance for motor vehicle traffic accident liability and compulsory insurance for third party liability of motor vehicle, and within the insurance period, or in accordance with the requirements by local government;
•	vehicle miles traveled is less than 600,000 km and the service life is less than 8 years;
•	other requirements by local government.

Post-Financing Services

Our post financing management department is in charge of monitoring and managing monthly payments by the purchaser/leasee. We send text messages and make phone calls as reminders three business days prior to the payment due date. If a purchaser/leasee fails to pay on the due day, we will pay the financial institution on behalf of the defaulted automobile purchaser but continue to contact the automobile purchaser and request for payments. If the delinquency continues for more than 15 days, we then seek to repossess the car. Every car purchased through us has a GPS device installed, which helps us locate the car. After a car is repossessed, we store it in a warehouse and later dispose of the automobile in accordance with law and relevant financing documents. If we are unable to repossess collateral from a delinquent automobile purchaser/leasee, we may commence a lawsuit against such purchaser.

Competition

The online ride-hailing industry in China is large and evolving. There were approximately 80 automobile financing and leasing companies that provide automobile purchasing and leasing services to online ride-hailing drivers in Chengdu and Changsha City as of June 2021. We face significant competition primarily from companies that operate in Chengdu City, such as Chengdu Jingtengjian Business Consulting Co., Ltd., FAW Huidi Automotive Technology Co., Ltd. and Jingming Automobile Leasing Co., Ltd.

The acquisition of XXTX has brought us a new business of online ride-hailing platform services and enhanced our goal of providing an all-encompassing solution for online ride-hailing drivers. However, Didi takes approximately 90% market share of the online ride-hailing platforms according to a research issued by Forward Research. We choose to cooperate with well-known aggregation platforms to commence our online ride-hailing platform business rather than competing with Didi directly. As of June 2021, there were approximately 80 companies who operate their own online ride-hailing platforms and have established business relationships with Gaode and Meituan in Chengdu, Changsha, Neijiang and Guangzhou City and are engaged in the same business as ours. We face significant competition primarily from platforms that have operation in Chengdu and Changsha City, such as Caocao, Jishiyongche and Xiehua Chuxing. We expect to have more cooperation with other aggregation platforms in the online ride-hailing industries to have more competitive advantage in the industry.

Regulations

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China or the rights of our stockholders to receive dividends and other distributions from us.

Regulations Related to Online Ride-Hailing Services

In order to manage the rapidly growing online ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport (the “MOT”), jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services and amended on December 28, 2019, which legalizes online ride-hailing services such as Didi and requires the online ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses and take full responsibility of the ride services to ensure the safety of riders.

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the Implementation Rules for the Administration of Taxi Management Services for Chengdu Network. On August 10, 2017, the Transportation Commission of Chengdu further issued guidelines on compliance requirements for online ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. According to these regulations and guidelines, three licenses or certificates are required for operating the online ride-hailing business: (1) the online ride-hailing service platform such as Didi is required to obtain the online reservation taxi operating license; (2) the automobiles used for online ride-hailing are required to obtain the online reservation taxi transport certificate (the “automobile certificate”); (3) the drivers are required obtain the online reservation taxi driver's license (the “driver’s license”).

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the local online reservation taxi operating license in Chengdu, Changsha, Neijiang, Panzhihua, Nanchong and Guangzhou, from June 2020 to March 2021 issued by local authority, to operate the online ride-hailing platform services. Without a requisite automobile certificate or driver’s license, ride-hailing drivers may be suspended from providing online ride-hailing services, their illegal income may be confiscated and they may be subject to fines amounting to RMB5,000 (US$730) to RMB30,000 (US$4,370) for each offense.

However, approximately 55% of our online ride-hailing drivers had not obtained the driver’s license as of March 31, 2021 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing online ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. In December 2020, Chengdu Transportation Bureau has taken a series of investigations into actions violating the Interim Measures and imposed fines for such violations. Among the 226 cases, two cases involved drivers of our Xixingtianxia online ride-hailing platform who failed to obtain the ride-hailing driver’s licenses. As a result, we were fined RMB10,000. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $714 to $4,300) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the year ended March 31, 2021, we have been fined by approximately $36,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $5,900 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities. We are in the process of assisting the drivers to obtain the required certificate and license, such as providing registered and training services. However, there is no guarantee that all of the drivers who run their online ride-hailing business through our platform would be able to obtain all the certificates and licenses.

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

On May 26, 2020, CBIRC issued the Interim Measures for Supervision and Administration of Financial Leasing Companies (the “Financial Leasing Measures”), which clarified the business scope, the scope of the leased property and the prohibited business or activity of the financial leasing company, as well as other business-related definitions, such as purchase, registration, retrieval and value management of financial leasing products. Financial leasing companies may conduct some or all of the following businesses: (1) financial leasing business; (2) leasing business; (3) purchase, disposal of residual value and repair of leased assets related to financial leasing and leasing business, consulting of the leasing transaction, receipt of leasing deposit; (4) transfer of financial leases or leased assets or acceptance of financial leases or leased assets transferred; (5) fixed income securities investment business. The measures have also discussed certain regulatory standards, including the proportion of financial leasing assets, the proportion of fixed income securities investment business, business concentration and so on. Financial leasing companies shall not conduct the following businesses or activities: (1) illegal fund-raising, acceptance or disguised acceptance of deposits; (2) extension of loans or entrusted loans; (3) placements with or from other financial leasing companies or in disguise; (4) financing or transferring assets through Internet Lending Information Intermediaries, private equity funds; (5) other businesses or activities prohibited by laws and regulations, the CBIRC and local financial regulatory authorities in provinces, autonomous regions and municipalities.

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

As the date of this Report, Hunan Ruixi, our proprietary financing lease subsidiary, has utilized our own capital to fund financing leases to automobile purchasers. However, Yicheng has not carried out any financial leasing business. Hunan Ruixi has not complied with all the requirements stipulated under the Financial Leasing Measures. Those two companies intend to rectify and to comply with all the requirements stipulated under the Financial Leasing Measure during the transition period, failing which, Hunan Ruixi and/or Yicheng cannot carry out financial leasing business.

The PRC Civil Code promulgated by the National People’s Congress effective from January 1, 2021 regulates the civil contractual relationship among natural persons, legal persons and other organizations. Chapter 15 of the PRC Civil Code sets forth related rules about financing lease contracts including that financing lease contracts shall be in written form and normally include terms such as the name, quantity, specifications, technical performance and inspection method of the leased property, the lease term, the composition, payment term, payment method and currency of the rent and the ownership of the leased property upon expiration of the lease. The PRC Civil Code further provides that the lessor and the lessee may agree on the ownership of the leased property upon expiry of the lease term. If the ownership of the leased property is not or is not clearly agreed between the parties, and is still cannot be determined pursuant to the PRC Civil Code, the leased property shall be owned by the lessor.

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

While Circular 196 permits foreign ownership, in whole or in part, of online data and deal processing businesses (E-commerce), a sub-set of value-added telecommunications services, it is not clear whether our online ride-hailing platform would be deemed as online data and deal processing. See “Risk Factors — Risks Related to Doing Business in China — We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.”

Regulations Related to Internet Advertising

The Interim Measures for Administration of Internet Advertising (the “Internet Advertising Measures”), were adopted by the SAIC and became effective on September 1, 2016. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 (approximately US$15,378) may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 (approximately US$769) to RMB30,000 (approximately US$4,613) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB10,000 (approximately US$1,538) to RMB30,000 (approximately US$4,613). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

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

Besides, mobile internet applications and the internet application store are specifically regulated by the Administrative Provisions on Mobile Internet Application Information Services (the “Mobile Application Administrative Provisions”) which were promulgated by the Cyberspace Administration of China (the “CAC”) on June 28, 2016 and effective on August 1, 2016. Pursuant to the Mobile Application Administrative Provisions, application information service providers shall obtain the relevant qualifications prescribed by laws and regulations, strictly implement their information security management responsibilities and carry out certain duties, including establish and complete user information security protection mechanism and information content inspection and management mechanisms, protect users’ right to know and right to choose in the process of usage, and to record users’ daily information and preserve it for 60 days. Furthermore, internet application store service providers and internet application information service providers shall sign service agreements to determinate both sides’ rights and obligations.

Furthermore, on December 16, 2016, MIIT promulgated the Interim Measures on the Administration of Pre-Installation and Distribution of Applications for Mobile Smart Terminals (the “Mobile Application Interim Measures”), effective on July 1, 2017. The Mobile Application Interim Measures requires, among others, that internet information service providers must ensure that a mobile application, as well as its ancillary resource files, configuration files and user data can be uninstalled by a user on a convenient basis, unless it is a basic function software, which refers to a software that supports the normal functioning of hardware and operating system of a mobile smart device.

On April 11, 2017, the CAC announced the Measures for the Security Assessment of Personal Information and Important Data to be Transmitted Abroad (consultation draft) (the “Consultation Draft of Security Assessment Measures”). The Consultation Draft of Security Assessment Measures requires network operators to conduct security assessments and obtain consents from owners of personal information prior to transmitting personal information and other important data abroad. Moreover, under the Consultation Draft of Security Assessment Measures, the network operators are required to apply to the relevant regulatory authorities for security assessments under several circumstances, including but not limited to: (i) if data to be transmitted abroad contains personal information of more than 500,000 users in aggregate; (ii) if the quantity of the data to be transmitted abroad is more than 1,000 gigabytes; (iii) if data to be transmitted abroad contains information regarding nuclear facilities, chemical biology, national defense or military projects, population and health, or relates to large-scale engineering activities, marine environment issues or sensitive geographic information; (iv) if data to be transmitted abroad contains network security information regarding system vulnerabilities or security protection of critical information infrastructure; (v) if key information infrastructure network operators transmit personal information and important data abroad; or (vi) if any other data to be transmitted abroad contains information that might affect national security or public interest and are required to be assessed as determined by the relevant regulatory authorities.

On November 28, 2019, the Security Bureau of the CAC, the General Office of the MIIT, the General Office of the Ministry of Public Security and the General Office of the State Market Supervision and Administration (the “MSA”) jointly issued the Notice on Measures for Determining the Illegal Collection and Use of Personal Information through Mobile Applications, which aims to provide reference for supervision and administration departments of the PRC government and provide guidance for mobile applications operators’ self-examination and self-correction and social supervision by avid internet users (so called “netizens”), and further elaborates the forms of behavior constituting the illegal collection and use of personal information through mobile applications including: (i) failing to publish the rules on the collection and use of personal information; (ii) failing to explicitly explain the purposes, methods and scope of the collection and use of personal information; (iii) collecting and using personal information without the users’ consent; (iv) collecting personal information unrelated to the services the collector of the information provided and beyond the necessary principle of such services; (v) providing personal information to others without the users’ consent; (vi) failing to provide the function of deleting or correcting personal information according to PRC laws or failing to publish information such as ways for internet users to file complaints and reports.

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

On June 30, 2019, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version) which came into effect on July 31, 2019 (the “2019 Negative List”) and replaced the 2018 Negative List.

On June 23, 2020, the MOFCOM and the NDRC promulgated the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2020 Version) which came into effect and replaced the 2019 Negative List from July 23, 2020 (the “2020 Negative List”). The 2020 Negative List further reduces the scope under the access management of foreign investment and expands the foreign investment scope.

Neither our Automobile Transaction and Related Services nor our Online Ride-hailing Platform Services is listed in 2018 Negative List, 2019 Negative List or 2020 Negative List.

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

Regulation Related to the Payment Services of Non-financial Institutions

According to Measures for the Administration of Payment Services of Non-Financial Institutions which were promulgated by PBOC on June 14, 2010, effective on September 1, 2010 and amended on April 29, 2020, and Implementing Rules for the Measures for the Administration of Payment Services of Non-Financial Institution which were promulgated by the PBOC, effective on December 1, 2010 and amended on June 2, 2020, the payment services provided by non-financial institutions refer to some or all of the following monetary capital transfer services provided by the non-financial institutions as intermediary agencies between payers and payees: (1) payment through the internet; (2) issuance and acceptance of prepaid cards; (3) bankcard acquiring; and (4) other payment services as determined by the PBOC. Non-financial institutions which provide payment services shall obtain a “Payment Business License” and become a “payment institution.” Payment Business License is valid for five years from the date of issuance. Payment institutions shall carry out business activities in compliance with the scope of business approved by the Payment Business License, and shall not outsource any business, transfer, lease, or lend its Payment Business License. Any non-financial institution or individual shall not directly or indirectly engage in payment business without the approval of the PBOC.

On May 9, 2019, the MOT, the PBOC, the NDRC, the MPS, the SAMR and Banking and Insurance Regulatory Commission, jointly issued the Measures for the Administration of User Funds in New Forms of Transport Business (Trial) (the “Trial Measures on Administration of User Funds”) which became effective on June 1, 2019. According to the Trial Measures on Administration of User Funds, an operating enterprise shall open a special deposit account for user deposits and a special deposit account for prepayments, respectively, as are nationwide unique at the bank in the place of its registration in mainland China, and the bank where the special deposit accounts are opened shall be the depository bank to preserve user funds.

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

Regulations Related to Income Tax

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

In January 2019, the SAT issued Announcement on the Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2019 Circular 2”). Pursuant to SAT 2019 Circular 2, from January 1, 2019 to December 31, 2021, for small low profit enterprises, (i) the tax rate for the first RMB1 million the annual income does not exceed RMB1 million is 20% and the taxable income is 25% of the annual taxable income; (ii) the tax rate for the portion of annual income that exceeds RMB1 million but does not exceed RMB3 million is 20% and the taxable income is 50% of the annual income. SAT 2019 Circular 2 also defines "small low profit enterprises" as enterprises who are engaged in industries not restricted or prohibited and meet the three conditions of (i) annual taxable income of RMB3 million or lower, (ii) employees’ number of 300 or lower; and (iii) total assets of RMB50 million or lower. During the calendar year ended December 31, 2020, all our subsidiaries and VIEs in China met the three criteria and enjoyed the preferential tax rates.

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

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our services and 13% for our automobile sales, operating lease and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. In addition, as part of the Chinese government's effort to ease the burden of businesses affected by COVID-19, the Ministry of Finance and the State Administration of Taxation temporarily reduced or exempted VAT on revenues derived from the provision of certain transportation services from January 2020 to March 2021. Accordingly, our revenues garnered from our Online Ride-hailing Platform Services was exempted from duty since the acquisition date to March 31, 2021. All revenues derived from Online Lending Services are subject to the rate of 3% as Sichuan Senmiao is a small taxpayer. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

Employees

As of the date of this Report, we had a total of 327 full-time employees including two executive officers, 241 employees in our Automobile Transaction and Related Services segment and 84 employees in our Online Ride-hailing Platform Services segment.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services segment:

Function	Number of Employees
Management	5
Legal & Risk Management	18
Operations	34
Marketing	80
Drivers & Automobile Management and Services	52
Technology	11
Human Resources & Administration	23
Finance and Accounting	16
Internal Control and Audit	2
Total	241

The following table sets forth the breakdown of our employees by function in our Online Ride-hailing Platform Services segment:

Function	Number of Employees
Management	4
Legal & Risk Management	5
Operations	40
Drivers & Automobile Management and Services	10
Technology	9
Human Resources & Administration	8
Finance and Accounting	8
Total	84

All of our employees are based in the cities of Chengdu, Changsha and Guangzhou, where our operations are located.

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

Seasonality

We have observed seasonal trends or patterns in revenues related to our Automobile Transaction and Related Services. Because of the PRC National Holiday in October, New Year’s Day, and the traditional Lunar New Year in January or February, there is a seasonal decrease in the demand of automobile purchase/leasing in certain months during the six months ended March 31 (our third and fourth fiscal quarter). We also expect to experience seasonality in our Online Ride-hailing Platform Services. For example, we expect to experience higher user traffic during the Chinese National holiday. Other seasonal trends that may affect us or China’s online ride-hailing industry generally may develop, and current seasonal trends may become more extreme, all of which would contribute to fluctuations in our results of operations.

Our results of operations in future quarters or years may fluctuate and deviate from the expectations of our investors, and any occurrence that disrupts our business during any particular quarters could have a disproportionately material adverse effect on our liquidity and results of operations.

Research and Development

With an aim to standardize our transaction process and achieve higher operating efficiency, we are developing an integrated information system for our Automobile Transaction and Related Services. The system comprises modules for procurement, qualification assessment, delivery and post-transaction management which covers the whole transaction process. We have completed the development of certain functions such as information entry and delivery which are being tested by us. We launched the system in March 2020 and keep upgrading the system to support our business expansion. We are also in the progress of developing the managing system for online ride-hailing platform, and the comprehensive management system which could link all key information between Automobile Transaction and Related Services and Online Ride-hailing Platform Services for our internal manage purpose.

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 16 software copyrights and 38 trademarks. We have 20 trademark applications pending at the PRC Trademark Office. We have also registered numerous domain names, including www.51ruixi.com, www.jklqc.com, www.senmiaotech.com and http://senmiaotechir.com/. The information on our websites is not a part of, or incorporated in, this Report.

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

Risk Factors Summary

Risks Related to Our Business and Industry

•	Our business operations have been and may continue to be affected by COVID-19.

•	We voluntarily assumed all the outstanding loans due to the investors for our discontinued Online Lending Services but may not have enough cash to pay for the liabilities.

•	We recently launched our own online ride-hailing platform, which makes it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.

•	Our relationship with Gaode, Meituan and Didi and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.

•	We advance payments for over 90% of the automobile purchases for our customers and we can provide no assurances that our current financial resources will be adequate to support this operation.

•	Our automobile financing facilitation services may subject us to regulatory and reputational risks.

•	We are exposed to credit risk in our auto financing facilitation and auto financing businesses.

•	We are required to obtain certain licenses and permits in China for our business operations.

•	Our failure to sell cars that we purchased from dealers may have a material and adverse effect on our business, financial condition and results of operations.

•	If data provided by automobile purchasers and other third-party sources or collected by us are inaccurate, customer trust in us could decline.

•	We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.

•	If our safety system fails to ensure user safety while using our online ride-hailing platform, our business, results of operations and financial condition could be materially and adversely affected.

•	We may be considered as conducting payment services as a non-financial institution without a Payment Business Permit.

•	Any significant disruption in our IT systems could materially and adversely affect our business.

•	If we fail to obtain and maintain the requisite licenses and approvals required for our online ride-hailing business, our business may be materially and adversely affected.

•	We rely primarily on a third-party insurance policy to insure our auto-related risks.

•	We rely on third-party payment processors to process payments made by our business partners.

•	Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.

•	We have identified material weaknesses in our internal control over financial reporting.

•	We have limited business insurance coverage.

Risks Related to Our Corporate Structure

•	Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

•	If the PRC government deems that the contractual arrangements in relation to Sichuan Senmiao do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

•	We rely on contractual arrangements with Sichuan Senmiao, Jinkailong and their respective equity holders for our business operations, which may not be as effective as direct ownership in providing operational control.

•	Any failure by our VIEs or their equity holders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

•	The equity holders of our VIEs may have potential conflicts of interest with us.

Risks Related to Doing Business in China

•	We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

•	We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies

Risks Related to Our Securities

•	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

•	The market price for our common stock may be volatile.

•	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future.

•	We have a significant number of outstanding warrants.

•	We do not expect to pay dividends in the foreseeable future.

Other General Risk Factors

•	We may need additional capital, and financing may not be available on terms acceptable to us.

•	Fluctuations in interest rates could negatively affect our results of operations.

•	Any harm to our brands or reputation may materially and adversely affect our business.

•	Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

•	Our business depends on the continued efforts of our senior management.

•	Increases in labor costs in the PRC may adversely affect our business and results of operations.

•	We face risks related to natural disasters, health epidemics and other outbreaks.

•	Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

•	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

•	Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

•	We will incur increased costs as a result of operating as a smaller reporting public company, and our management will be required to devote substantial time to new compliance initiatives.

Risks Related to Our Business and Industry

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

In an effort to halt the COVID-19 pandemic, the PRC government placed significant restrictions on travel within China and closed certain businesses. Due to the lockdown policy and travel restrictions, the demand for online ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As the epidemic in China was under controlled, the ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since April 2020. Recent local resurgences of COVID-19 cases in some areas did not have material negative impacts on the economy of China, so we expect that the impact brought by potential COVID-19 cases in the future may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses.

However, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position and cash flows due to numerous uncertainties, including the severity of the disease, the duration of the resurgences, additional actions that may be taken by governmental authorities, as well as the further impact on online ride-hailing drivers, automobile dealers and leasing companies, financial institutions, insurance companies and other industry participants. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions in China where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

We voluntarily assumed all the outstanding loans due to the investors on our online lending platform for our discontinued Online Lending Services but may not have enough cash to pay for the liabilities.

On October 17, 2019, our Board of Directors approved a plan submitted by management to wind down and discontinue our online P2P lending business. In connection with the plan, we have ceased facilitation of loan transactions on our online lending platform and voluntarily assumed all the outstanding loans due to the investors on the platform since October 17, 2019. As of the date of this Report, the aggregate outstanding balance of the loans we assumed was approximately $1.8 million.

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

During the year ended March 31, 2021, we have used cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $1.7 million to repay our platform investors. As of March 31, 2021, we have repaid those investors in the aggregate of approximately $4.3 million. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.8 million for those receivables in last year. We expect to settle repayment due to investors by December 31, 2021.

However, if we could not generate enough cash flow to pay investors on time in accordance with the plan, we may incur additional commitment liabilities before we fully fulfill the commitment. The amount and timing of the actual allowance for bad debt may change based on collectability of the subject loans during the execution of the plan.

We only recently launched our own online ride-hailing platform, which makes it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.

We only launched our online ride-hailing platform since late October 2020. This lack of operating history may make it difficult for investors to evaluate our prospects for success for this business. In order to establish commercial viability of this business, we will have to acquire a large customer base. There can be no assurances that we will be able to do so.

As a “startup” business, our online ride-hailing platform may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. There is no assurance that we will be successful with this business and the likelihood of success of our online ride-hailing platform must be considered in light of our relatively early stage of operations. Any growth in this business will put significant demands on our processes, systems and personnel. If we are unable to successfully manage and support our growth and the challenges and difficulties associated with managing our ride-hailing platform as a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our securities could decline.

We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our initial target market of Chengdu, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. We face intense competition in the Automobile Transaction and Financing Services, as well as the Online Ride-hailing Platform Services. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with online ride-hailing drivers, automobile dealers, automobile leasing companies and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which allow them to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. As a consequence, our services may be less attractive to consumers and cause us to lose market share.

Furthermore, they may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than we do, which could further adversely affect our results of operations. Moreover, intense competition in the markets we operate in may reduce our service fees and revenue, increase our operating expenses and capital expenditures, and lead to departures of our qualified employees. We may also be harmed by negative publicity instigated by our competitors, regardless of its validity. We may in the future continue to encounter disputes with our competitors, including lawsuits involving claims asserted under unfair competition laws and defamation which may adversely affect our business and reputation. Failure to compete with current and potential competitors could materially harm our business, financial condition and our results of operations.

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

Our relationship with Gaode, Meituan and Didi, the leading platforms in China, and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.

Our strategic relationship with Gaode, Meituan the leading aggregation platforms, and Didi, a leading ride-hailing service platform in China, is crucial to our business as most of customers we provide services to are online ride-hailing drivers. Those drivers earn income on our platform from the trip orders distributed from Gaode, Meituan or Didi. If our collaboration with Gaode, Meituan or Didi was terminated, we may not be able to maintain our existing customers or attract new customers who are and will be online ride-hailing drivers, which could materially and adversely affect our business and impede our ability to continue our operations. Our annual cooperative arrangements with Didi on Automobile Transaction and Related Services are non-exclusive basis, and Didi may have cooperative arrangements with our competitors.

We also cooperate with automobile dealers like BYD Auto Sales Co., Ltd., automobile leasing companies, financial institutions and others to attract online ride-hailing drivers to run their business through our platform and provide automobile transaction and financing services. Our ability to acquire customers depends on our own marketing efforts through online advertising and billboard advertising, as well as the network of different third party sales teams. We intend to strengthen relationships with existing financing partners and develop new relationships for our automobile transaction and financing business. If we are not able to attract or retain cooperative automobile dealers, automobile leasing companies with favorable term as new business partners on acceptable terms, our business growth will be hindered and our results of operations and financial condition will suffer.

Illegal, improper or otherwise inappropriate activities of customers while utilizing our online ride-hailing platform or receiving our services could expose us to liabilities and harm our reputation, business, results of operations and financial condition.

Illegal, improper or otherwise inappropriate activities by customers while utilizing our online ride-hailing platform or receiving our services could expose us to liabilities and materially and adversely affect our reputation, business, results of operations and financial condition. These activities may include abuse, assault, theft, false imprisonment, sexual harassment, identity theft, unauthorized use of credit and debit cards or bank accounts, and other misconduct. We are not able to control or predict the actions of our customers and third parties, either during the process of providing services or otherwise. While we have implemented various measures to anticipate, identify and address risks associated with these activities, we may not adequately address or prevent all illegal, improper or otherwise inappropriate activities by our users, which could damage our brand and the viability of this business.

At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities are too restrictive and inadvertently prevent qualified online ride-hailing drivers otherwise in good standing from using our platform and services, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of our users and their utilization of our online ride-hailing platform could be negatively impacted. For example, if we cannot complete background checks of potential online ride-hailing drivers who apply to utilize our platform on a timely basis, we may not be able to onboard potential online ride-hailing drivers in time and, as a result, our platform may be less attractive to qualified online ride-hailing drivers.

Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by ride-hailing drivers, consumers, or third parties. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liabilities. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. And any negative publicity related to the foregoing, whether such incident occurred on our platform or on our competitors’ platforms, could materially and adversely affect our reputation and brand and more importantly, public perception of the online ride-hailing industry as a whole, which could negatively affect the demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, results of operations and financial condition.

We do not have written agreements in place with certain financing partners and adverse change in our relationship with such financing partners may materially and adversely impact our business and results of operations.

We rely on a limited number of financing partners to fund automobile transactions for automobile purchasers. However, we did not have written agreements in place with these financing partners obligating them to provide financing. For example, one of our top financing partners in prior years has been funding the automobile purchases by purchasers referred by us through an agreement with a related party of Jinkailong. Because such financing partners are not contractually bound by any specific commitment to provide financing, they may determine not to collaborate with us or limit the funding that is available for financing transactions we facilitate, which will materially and adversely affect our business, financial condition and results of operations.

We advance payments for over 90% of the automobile purchases for our customers and we can provide no assurances that our current financial resources will be adequate to support this operation.

We prepaid all the purchase price and expenses on behalf of the automobile purchasers when we provide purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the lease term. As of March 31, 2021, we had accounts receivable of $1.4 million and advanced payments of approximately $0.5 million for the automobile purchases to be collected in the future. We funded those advance payments by proceeds of our initial public offering, the June 2019 Offering, August 2020 Offering, loans from financial institutions and capital contributions from shareholders.

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

As described in the section titled “Business” above, due to the intense competition and the COVID-19 pandemic, as of March 31, 2021, approximately 1,289 ride-hailing drivers (primarily in Chengdu, our principal area of operations in China) exited the online ride-hailing business and tendered their purchased automobile to us for sublease or sales in order to offset monthly payment owed to us and the financial institutions. Their Financing Agreements with the financial institutions are still valid and in effect. Pursuant to the Financing Agreements, the right of the automobile collateral to the financial institution belongs to the financial institution and without their consent, we may not dispose of, use, or take possession of those automobiles. To prevent the default in payments to the financial institutions and us, the drivers authorized us orally or in writing to sublease or sell the automobiles to other parties, and use the cash generated from the sublease or sales to cover the monthly installment payments to the financial institution and the monthly installment service fees as well as the automobile registration related fees that we previously advanced during the remaining original lease terms to us. As prior consent from the financial institutions have not been obtained, the financial institutions may require us to stop sublease and return the automobiles immediately. We may also be required to pay penalties to the financial institutions. Although we have not received any demand from any financial institution to stop the sublease practice, there is no assurance that future demand to stop such practice may not come along; if so, we may experience economic loss and reputation damage as a result.

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

We offer automobile purchasers desiring to enter the online ride-hailing business in our areas of operation in China various value-added services associated with purchasing a car with financing. Such services include, among others, credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. We charge automobile purchaser fees for such services, but we do not enter into agreements with such automobile purchaser regarding the provision and payment of the purchase services. In the event a legal dispute arises between the purchaser and us, we may not be able to enforce our rights against the purchaser, which may materially and adversely affect our business, results of operation and financial condition.

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

We are exposed to credit risk as we provide automobile financing facilitation to automobile purchasers and are required to provide guarantees to most of our financing partners on the financing for automobile purchases facilitated by us. As of March 31, 2021, the maximum contingent liabilities we would be exposed to was approximately $12.8 million, assuming all the automobile purchasers were in default, and for the year ended March 31, 2021, we recognized estimated provisions loss of approximately $199,000 for the guarantee services as a result of default by the automobile purchasers. Customers may default on their lease/loan payments for a number of reasons including those outside of their or our control. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

As described in the section titled “Contingent liability of Jinkailong” in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, on October 14, 2020, the cash in the bank accounts of Jinkailong, totaling approximately $25,050 was frozen by the People's Court of Sichuan Pilot Free Trade Zone as a result of a legal action initiated by Chengdu Industrial Impawn Co., Ltd (“Impawn”), for the guarantee responsibility of Jinkailong, pursuant to a pledge and pawn contract signed in May 2018. On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement. Impawn agreed to release the pledge of Jinkailong’s 75 automobiles and request the court to release the frozen bank accounts of Jinkailong, provided that Jinkailong and such shareholder repay an aggregate of approximately $617,000 in monthly installments over 35 months. As of March 31, 2021, all the frozen bank accounts were released. As the date of this Report, although we were required to take guarantee liability only by Impawn, but there is uncertainty how much guarantee obligations arising from the contingent liabilities we shall take in the foreseeable future. If we are required to pay to financial institutions as the guarantees default, our cash flow, financial condition and results of operations would be adversely affected.

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

In January 2019, we started to purchase automobiles from automotive dealers for sales. We primarily purchase automobile models that are reliable, affordable and based on the local regulation requirement of the automobiles used for online ride-hailing, feedback from and market analysis as to perception and demand for such models, and that will appeal to car buyers in lower-tier cities. We price automobiles based on our automotive transaction data associated with providing automotive transaction services. We have limited experience in the purchase of automobiles for sale to purchasers, and there is no assurance that we will be able to do so effectively. Demand for the type of automobiles that we purchase can change significantly between the time the automobiles are purchased and the date of sale. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

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

For the purpose of credit assessment, we obtain credit information from prospective customers, including online ride-hailing drivers, automobile purchasers/leasees, and with their authorization, obtain credit data from external parties to assess applicants’ creditworthiness. We may not be able to source credit data from such external parties at a reasonable cost or at all. Such credit data may have limitations in measuring prospective automobile purchasers’ creditworthiness. If there is an adverse change in the economic condition, credit data provided by external parties may no longer be a reliable reference to assess an applicant’s creditworthiness, which may compromise our risk management capabilities. As a result, our assessment of an automobile purchaser’s credit profile may not reflect that particular car buyer’s actual creditworthiness because assessment may be based on outdated, incomplete or inaccurate information.

To the extent that our customers provide inaccurate or fraudulent information to us, or the data provided by third-party sources is outdated, inaccurate or incomplete, our credit evaluation may not accurately reflect the associated credit risks of automobile purchasers. Among other things, we rely on data from external sources, such as the personal credit report from PBOC. These checks may fail and fraud may occur as we may fail to discover or reveal fake documents or identities used by fraudulent automobile purchasers. Additionally, once we have obtained an automobile purchaser's information, the automobile purchaser may subsequently (i) become delinquent in the payment of an outstanding obligation; (ii) default on a pre-existing debt obligation; (iii) take on additional debt; or (iv) experience other adverse financial events, making the information we previously obtained inaccurate. We also collect car collateral location data by installing GPS trackers for lease/loan payment monitoring purposes. The location data we collected may not be accurate. As a result, our ability to repossess the car collateral could be severely impaired. If we are unable to collect the lease/loan payments we facilitated or repossess the car collateral due to inaccurate or fraudulent information, our results of operations and profitability would be harmed.

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

According to the Emergency Notice on Further Strengthening the Safety Management of Online Reservation of Taxis and Carpooling of Private Vehicles jointly promulgated by the General Office of the MOT and the General Office of the PRC Ministry of Public Security on September 10, 2018, online ride-hailing platforms shall carry out background checks on all online ride-hailing drivers according to relevant requirements of taxi driver background check and supervision.

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

Any significant disruption in our IT systems, including service on our online ride-hailing platform, malfunctions of our technology systems, errors and quality issues in our software, hardware and systems, or human errors in operating these systems, could materially and adversely affect our business, results of operation and financial condition.

Our businesses are dependent on the ability of our information technology systems to process massive amounts of information and transactions in a consistently stable and timely manner. Our information technology infrastructure for our online ride-hailing business in Hangzhou is hosted by third-party service providers. Our IT systems infrastructure is currently deployed, and our data is currently maintained through a customized cloud computing system. Our servers are housed at third-party data centers, and our operations depend on the service providers’ ability to protect our systems in their facilities as well as their own systems against damage or interruption from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm our systems, criminal acts and similar events, many of which may be beyond our control. Many of our mobile applications are also provided through third-party app stores and any disruptions to the services of these app stores may negatively affect the delivery of our mobile applications to users. If our arrangement with the current host is terminated, or there is a lapse of service or damage to the host’s facilities, we could experience interruptions in our service as well as delays and incur additional expenses in arranging new facilities. In the event of a system outage, malfunction or data loss, our ability to provide services would be materially and adversely affected. In addition, a prolonged failure of our information technology system could damage our reputation and materially and adversely affect our prospects and profitability.

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

Any errors, defects and disruptions in services, or other performance problems with our online ride-hailing platform and other services, whether as a result of third-party error, our error, natural disasters or security breaches, whether accidental or willful, could hurt our reputation, affect user experience or cause economic loss or other types of damage to our users. Software and system errors or human errors could delay or inhibit order dispatching, matching of users, route calculation, settlement of payments, and reporting of errors, or prevent us from collecting service fees or providing services. We may not have sufficient capacity to recover all data and services lost in the event of an outage. These factors could prevent us from processing information and other business operations, damage our brands and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause car buyers and financial institutions to abandon our solutions and services, any of which could adversely affect our business, financial condition and results of operations. In addition, if we fail to adopt new technologies or adapt our mobile apps, websites and systems to changing user preferences or emerging industry standards, our business and prospects may be materially and adversely affected.

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

According to the guidelines issued by the Municipal Communications Commission of Chengdu in November 2016, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required to operate the online ride-hailing business. Approximately 55% of our served online ride-hailing drivers have not obtained the online reservation taxi driver’s certificates as of March 31, 2021. We are in the process of assisting the drivers to obtain the required certificate and license. However, there is no guarantee that all of the drivers affiliated without us would be able to obtain all the certificate and license. Our ability and method to provide the automobile transaction related services might be affected or restricted if our affiliated drivers or automobiles do not possess the requisite license. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines.

We rely primarily on a third-party insurance policy to insure our auto-related risks relating to our online ride-hailing platform services. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, results of operations and financial condition.

We may become subject to claims arising primarily from our online ride-hailing platform services for automobile-related incidents, including bodily injury, property damage and uninsured and underinsured liability. If we were held liable to these automobile-related claims under court orders and the amounts exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles or otherwise paid by our insurance provider. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles when our policies are renewed or replaced. In addition, our insurance providers might be subject to regulatory actions from time to time. Our business, results of operations and financial condition could be adversely affected if cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided, or the number of claims under our deductibles differs from historic averages.

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

Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.

Government policies on automobile purchases and ownership may have a material effect on our business due to their influence on consumer behaviors. Since 2009, the PRC government has changed the purchase tax on automobiles with 1.6 liter or smaller engines several times. In addition, in August 2014, several PRC governmental authorities jointly announced that from September 2014 to December 2017, purchases of new energy vehicles (“NEV”) designated on certain catalogs will be exempted from the purchase taxes. In April 2015, several PRC governmental authorities also jointly announced that from 2016 to 2020, NEV purchasers designated on certain catalogs will enjoy subsidies. In December 2016, relevant PRC governmental authorities further adjusted the subsidy policy for NEVs. On March 26, 2019, the PRC governmental authorities updated government subsidy policy for NEVs which raises the threshold for the subsidy and reduces the amount of subsidies. On April 23, 2020, relevant PRC governmental authorities issue a notice, amongst others, that the subsidy policy for NEVs will be extended to the end of 2022, while the amount of subsidies will be reduced year by year. According to a notice effective from January 1, 2021, the subsidies will be declined by 20% on 2020’s basis. On March 24, 2021, Chengdu Ecological Environment Bureau issued the Action Plan for Prevention and Control of Air Pollution in Chengdu in 2021, pursuant to which, all the new cars (including the replaced ones) used for online ride-hailing should be NEVs or hydrogen fuel cell vehicles. On August 21, 2018, General Office of Changsha Municipal People's Government issued the Provisional Detailed Rules of the Implementation Rules for the Administration of Online Booking Taxi Management Services for Changsha, pursuant to which, the company who operates online ride-hailing platform shall give priority to the use of NEVs, and the number of NEVs put into operation shall not be less than 30%.

We have been developing strategic collaboration with a leading NEV manufacturer in China, BYD. As we witness the emergence of NEVs in the automotive industry, as well as the online ride-haling industry, as the next-generation trend, we have consistently focused on strengthening our cooperation with leading NEV manufacturers to obtain sufficient NEVs with favorable terms for our businesses. However, we cannot ensure we are able to retain long-term stable cooperative relationships with these NEVs companies. Our business growth will be hindered and our results of operations and financial condition will suffer if we could not obtain considerable resources for our business expansions.

Besides, we cannot predict whether government subsidies will remain in the future or whether similar incentives will be introduced, and if they are, their impact on automobile retail transactions in China. It is possible that automobile retail transactions may decline significantly upon expiration of the existing government subsidies if consumers have become used to such incentives and delay purchase decisions in the absence of new incentives. If automobile retail transactions indeed decline, our revenues may fluctuate and our results of operations may be materially and adversely affected.

The online ride-hailing service market is still in a relatively early stage of growth with intense competition in metropolitan cities in China and if such market does not continue to grow, grow more slowly than we expect or fail to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

According to the Chinese Academy of Industry Economy Research Institute, the online ride-hailing service market in China has grown rapidly since 2015. However, it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of people to widely-adopt ride-hailing. If the public does not perceive ridesharing as beneficial, or chooses not to adopt it as a result of concerns regarding safety, affordability or for other reasons, whether as a result of incidents on the ride-hailing service platform or otherwise, then the ride-hailing service market may not further develop, or may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

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

We had net losses of $12,662,639 and $9,935,803 in the years ended March 31, 2021 and 2020, respectively, and may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract more customers and further enhance and develop our businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

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

In connection with the audits of our financial statements for the year ended March 31, 2021, we have identified “material weaknesses” and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) be lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) did not establish and perform periodic review and in-time recertification security monitoring of unauthorized access to the financial system; (iv) be lacking adequate policies and procedures in our data management, backup and recovery; and (v) did not establish and perform appropriate regular monitoring and testing on the security for the financial system

We have implemented, and continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. We hired Deloitte to help with improvements on our framework of internal controls, including setting up a risk and control matrix, drawing flowcharts of significant transactions, evaluating controls effectiveness and preparing manual of internal control. As of March 31, 2021, we improved the communication to the Board and obtained proper approval for the material transactions and retained an experienced U.S. GAAP consultant to assist us with the financial reporting and complex accounting issues. We also hired an internal audit staff to start our internal audit work. We plan to (i) hire additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; (ii) ameliorating our internal audit or engaging an external consulting firm, to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting and (iii) improve our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security.

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

On March 15, 2019, the NPC approved the Foreign Investment Law, which has taken effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and its implementation rules that are yet to be issued. The PRC Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign-invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore, it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over Sichuan Senmiao through contractual arrangements will not be deemed as foreign investment in the future.

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

We rely on the Voting Agreements with other shareholders of Jinkailong to operate our Automobile Transaction and Related Services business, and such Voting Agreements are subject to various risks, the realization of which may impact our ability to control Jinkailong and consolidate its financial statements.

We hold 35% of the equity interest of Jinkailong and control the remaining 65% equity interest through the Voting Agreements with the other four shareholders of Jinkailong. Although we are the largest shareholder and through the Voting Agreement, control the corporate matters of Jinkailong including fundamental corporate transactions, the other shareholders of Jinkailong may breach the Voting Agreements, or act in concert and exert control over Jinkailong through their majority equity ownership, which would have a material adverse effect on our ability to effectively control Jinkailong and receive economic benefits from it.

Under the Voting Agreements, the other shareholders may not dispose of their equity interest in Jinkailong unless the new shareholder agrees to be bound by the Voting Agreement. However, as the Voting Agreements is neither registered with any government authority nor publicly disclosed, a good faith third party purchaser may refuse to recognize the Voting Agreement and become a party to such agreement, which will impact our ability to control Jinkailong. Likewise, if the equity interest of Jinkailong held by other shareholders is sold to any third party in satisfaction of the debt of such shareholders, our ability to enforce our rights under the Voting Agreements may be impaired.

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

Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2018 Version), the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version) and the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2020 Version) (which came into force and replaced the 2019 Version on July 23, 2020).

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

Our VIEs hold certain assets that are material to the operation of our business. Under the contractual arrangements, our VIEs may not and its equity holders may not cause it to, in any manner, sell, transfer, mortgage or dispose of its assets or its legal or beneficial interests in the business without our prior consent. However, in the event the equity holders of our VIEs breach these contractual arrangements and voluntarily liquidate our VIEs, or any of our VIEs declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of our VIEs undergoes a voluntary or involuntary liquidation proceeding, independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

Sichuan Senmiao owns the relevant domain names and as of the date of this Report, the website used for our previous P2P online lending services business (which website continues to contains historical information) has not been fully shut down and remains accessible to the public. It is not clear whether our existing online lending website would be deemed as operating value-added telecommunications business. However, if we were deemed to operate telecommunications business without operating licenses, the relevant governmental authority will order us to rectify the noncompliance, confiscate illegal gains and impose a fine equal to three to five times of the illegal gains. If no illegal gains or the illegal gain is less than RMB50,000, a fine of between RMB100,000 and RMB1,000,000 will be imposed. In case of material violation, our business may be suspended and rectification will be carried out.

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

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On September 30, 2019 and March 31, 2020, we received notices from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On November 16, 2020, we received a letter from Nasdaq informing that we had regained compliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2) because for the last 20 consecutive business days, from October 19 through November 13, 2020, the closing bid price of our common stock had been at $1.00 per share or greater and our market value of listed securities had been $35,000,000 or greater. Nasdaq considered both matters closed.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 7, 2021, we had outstanding 55,409,930 shares of common stock, 39,913,655 of which may be resold in the public market immediately without restriction, other than shares owned by our affiliates, which may be sold pursuant to Rule 144. We may register all shares of common stock that we may issue under our equity compensation plans on a Registration Statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We have a significant number of outstanding warrants, some of which contain full-ratchet anti-dilution protection and reset provisions, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

Pursuant to the Purchase Agreements with investors in our offerings in June 2019 and May 2021, we issued to the investors a series of warrants as followed:

June 2019 Registered Direct Offering

We issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock. The Company sold the shares of common stock at a price of $3.38 per share. Among other provisions, the Series A Warrants provide the Investors with full ratchet anti-dilution protection in the event that we issue any equity or equity-linked securities at a price lower than the exercise price of the Series A Warrants (subject to certain exceptions) and on the six month anniversary of the initial exercise date of the Series A Warrants, the exercise price of Series A Warrants was adjusted from $3.72 to $1.50 per share.

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

May 2021 Registered Direct Offering

We issued to the investors warrants to purchase up to an aggregate of 5,531,916 shares of common stock. The Company sold the shares of common stock at a price of $1.05 per share. The exercise price and the number of shares issuable upon exercise of the warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price the warrants are also subject to an adjustment in the event that we issue or are deemed to issue shares of common stock for less than the applicable exercise price of such warrants. However, the exercise price of the warrants shall not be lower than $1.05 as a result of an adjustment, unless we have obtained the Stockholder Approval.

Pursuant to the terms of the Purchase Agreement, we shall hold a special meeting of stockholders of the Company (the “Stockholder Meeting”) no later than September 15, 2021 (the “Stockholder Meeting Deadline”), soliciting stockholders’ affirmative votes at the Stockholder Meeting for approval of resolutions (“Stockholder Resolutions”) providing for the approval of the issuance of the securities in this offering in compliance with the rules and regulations of the Nasdaq Capital Market (the “Stockholder Approval”). We shall be obligated to seek to obtain the Stockholder Approval by the Stockholder Meeting Deadline. If, despite our reasonable best efforts the Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, we shall cause an additional Stockholder Meeting to be held on or prior to December 31, 2021 and shall cause an additional Stockholder Meeting to be held semi-annually thereafter until such Stockholder Approval is obtained.

The issuance of shares of common stock upon the exercise of the warrants mentioned above would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock.

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

Other General Risk Factors

We may need additional capital to pursue business objectives and respond to business opportunities, challenges or unforeseen circumstances, and financing may not be available on terms acceptable to us, or at all.

We have been financing our Automobile Transaction and Related Services and Online Ride-hailing Platform Services through borrowing from third parties and related parties, and proceeds from our IPO and follow-on public offering. As we intend to continue to make investments to support the growth of those businesses, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including developing new solutions and services, increasing the number of automobiles we provide different services to, further enhance our risk management capabilities, increasing our sales and marketing expenditures to improve brand awareness and engage automobile purchasers through expanded online channels, enhancing our operating infrastructure and acquiring complementary businesses and technologies. To be in line with our strategy to cross sell our core ride-hailing focused automobile finance and leasing business with the online ride-hailing platform business, we may need to make additional capital contribution for promotion activities as a result. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Repayment of the debts may divert a substantial portion of cash flow to repay principal and service interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and we may suffer default and foreclosure on our assets if our operating cash flow is insufficient to service debt obligations, which could in turn result in acceleration of obligations to repay the indebtedness and limit our sources of financing.

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

In the fiscal years ended March 31, 2021 and 2020, our principal sources of liquidity were proceeds from the Offerings in June 2019, August 2020 and February 2021, the capital contribution from our stockholders and borrowings from financial institutions. As of March 31, 2021, we had cash and cash equivalents of $4,448,075, compared with cash and cash equivalents of approximately $844,027 as of March 31, 2020. With the proceeds from our February 2021 and May 2021 Offering and anticipated cash flows from operating activities, we have been able to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business to the date of this Report. If we fail to do so due to unexpected situations, we anticipate to receive loans from our stockholders to fund our operations. However, we cannot assure you this will be the case. We may need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Maintaining and enhancing the recognition and reputation of our brands is critical to our business and competitiveness. Factors that are vital to this objective include but are not limited to our ability to:

•	maintain and develop relationships with dealers, leasing companies, ride-hailing platforms and financial institutions;
•	provide prospective and existing customers with superior experiences;
•	enhance and improve our credit assessment and decision-making models;
•	effectively manage and resolve any user complaints of financial institutions or customers; and
•	effectively protect personal information and privacy of customers.

Any malicious or innocent negative allegation made by the media or other parties about the foregoing or other aspects of our company, including but not limited to our management, business, compliance with law, financial conditions or prospects, whether with merit or not, could severely hurt our reputation and harm our business and operating results. As the markets for China's automobile financing and online ride-hailing are new and the regulatory framework for this market is also evolving, negative publicity about these markets may arise from time to time. Negative publicity about China’s automobile financing and ride-hailing industries in general may also have a negative impact on our reputation, regardless of whether we have engaged in any inappropriate activities.

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

We collect, store and process certain personal and other sensitive data from our customers, which makes it an attractive target and potentially vulnerable to cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions. While we have taken steps to protect the confidential information that we have access to, our security measures could be breached. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any accidental or willful security breaches or other unauthorized access to our operation systems could cause confidential user information to be stolen and used for criminal purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation and negative publicity. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our technology infrastructure are exposed and exploited, our relationships with customers could be severely damaged, we could incur significant liability and our business and operations could be adversely affected.

Moreover, the platforms we cooperate with, which have their own apps, are facing an increasingly tense regulatory environment. With respect to the security of information collected and used by mobile apps, the Announcement of Conducting Special Supervision against the Illegal Collection and Use of Personal Information requires that these app operators shall collect and use personal information in compliance with the Cyber Security Law, shall be responsible for the security of personal information obtained from users and take effective measures to strengthen personal information protection. If they are investigated or fined by China's Cyber Security Review Office, we may be required to cooperate with the government and there is uncentainty as to the potential impact on our business.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have 16 software copyrights, 38 trademarks and 20 trademark applications pending at the PRC Trademark Office. See “Business — Intellectual Property” and “Business — Regulations — Regulations on Intellectual Property.” Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industries, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

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

From time to time, we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of March 31, 2021 and 2020, we did not make adequate employee benefit contributions in the amount of $442,485 and $170,856, respectively, for our continuing operations. As of March 31, 2021 and 2020, we did not make adequate employee benefit contributions in the amount of $566,140 and $454,151, respectively, for our discontinued operations. We accrued the amount in accrued payroll and welfare. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

We currently maintain our principal executive offices at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 965 and 380 square meters under lease agreements that expire in March 2023 and February 2026, respectively. The cost for these offices is approximately $13,600 per month in aggregate.

We maintain another six offices for our Automobile Transaction and Related Services and Online Ride-hailing Platform Services in the cities of Chengdu, Changsha and Guangzhou, China. The total area of our Chengdu offices is approximately 2,907 square meters. We lease those offices for a total monthly rent of approximately $6,900 under two lease agreements that expire in August 2024 and December 2023, respectively. The total area of the offices in Changsha is 680 square meters. We lease those offices for a total monthly rent of approximately $3,900 under two lease agreements that expire in October 2023 and July 2021, respectively. The total area of the offices in Guangzhou is 541 square meters. We lease those offices for a total monthly rent of approximately $5,100 under two lease agreements that expire in March 2024 and March 2022, respectively.

We also lease three parking lots for automobiles in Chengdu, Changsha and Guangzhou and an exhibition hall in Changsha, with total areas of 8,425 square meters. The monthly rent for these parking lots and the exhibition hall is approximately $4,800 in the aggregate and approximately $6,300, respectively.

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

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” On July 7, 2021, our common stock had a closing price of $0.885.

Holders

Based upon information furnished by our transfer agent, as of July 7, 2021, the Company had approximately 18 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Plan Information

In September 2018, our board of directors and in November 2018, our stockholders approved, the 2018 Equity Incentive Plan, pursuant to which a maximum of 2,000,000 shares of common stock were reserved for issuance to our employees, officers, directors, consultants. The plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, stock bonus awards, and performance compensation awards. As of the date of this Report, an aggregate of 169,015 RSUs were issued and 63,637 RSUs shall be vested but have not been issued under the plan.

The following table provides information as of March 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng and Corenel, our majority owned subsidiary, Hunan Ruixi and its VIE, Jinkailong. Since October 2020, we have been operating an online ride-hailing platform through XXTX. Our platform enables qualified ride-hailing drivers to provide application based transportation services in Chengdu, Changsha and Guangzhou, China. Substantially all of our operations are conducted in China.

Our Automobile Transaction and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months; (ii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business; (iii) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide online ride-hailing services; and (iv) automobile financing where we provide our customers with auto finance solutions through financing leases. We started our facilitation services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, as of March 31, 2021, we have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $24.65 million, sold an aggregate of 1,424 automobiles with a total value of approximately $13.8 million and delivered approximately 1,300 automobiles under operating leases and 131 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the years ended March 31, 2021 and 2020:

	For the Years Ended March 31，
	2021		2020
	Number of Vehicles	Revenue*	Number of Vehicles	Revenue*
Operating Leases	1,211	$3,435,000	557	$1,304,000
Sales	36	$487,000	1,176	$11,537,000
Facilitation	61	$189,000	1,315	$1,925,000
Financing Leases	131	$228,000	97	$164,000
Other Services	>2,500	$919,000	>2,000	$726,000

* The number was rounded to the nearest thousand for disclosure purpose.

Our operating leases, auto sales, auto financing and transaction facilitation, automobile management services and auto financial leasing accounted for approximately 65.3%, 9.3%, 3.6%, 5.4% and 4.3% of our total revenue from our automobile transactions and related services, respectively, for the year ended March 31, 2021 as compared to approximately 8.3%, 73.7%, 12.3%, 0.9% and 1.1% for the year ended March 31, 2020, respectively.

Our Ride-Hailing Platform

As part of our goal to provide an all-encompassing solution for online ride-hailing drivers as well as to increase our competitive strengths in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired a 78.74% equity interest pursuant to a supplementary agreement to XXTX Investment Agreement with all the original shareholders of XXTX on February 5, 2021 (the “XXTX Increase Investment Agreement”).

Pursuant to the XXTX Increase Investment Agreement, Senmiao Consulting agreed to make an investment of RMB40 million (approximately $60 million) in XXTX in cash in exchange for a 78.74% equity interest in XXTX. The registration procedures for the change in shareholders and registered capital of XXTX were completed on March 19, 2021. As the date of this Report, Senmiao Consulting has made capital contribution of RMB19.8 million (approximately $3.0 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in Chengdu, Changsha, Neijiang, Guangzhou, Nanchong and Panzhihua, China, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map and Meituan, two well-known aggregation platforms in China. As described in the Section titled “Recent Development” above, we just entered into a cooperation agreement with a top online ride-hailing platform in June 2021. Under our collaboration, when a rider using the platform searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. We settle our commissions with the aggregation platforms on a weekly basis.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-encompassing solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. Since October 23, 2020, the acquisition date, to March 31, 2021, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Neijiang and Guangzhou through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the period from the acquisition date to March 31, 2021, approximately 4.4 million rides with gross fare of approximately $12.4 million were completed through Xixingtianxia and an average of over 6,000 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding. During the period since the acquisition date to March 31, 2021, we achieved revenue of approximately $0.9 million from our Online Ride-hailing Platform Services, after taking into account approximately $1.8 million incentives paid by us to Active Drivers, which were recorded as a reduction to our revenue.

We intend to focus on drivers who currently finance or lease vehicles through us but our platform is available to others. We plan to launch Xixingtianxia in more cities across China during 2021.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during 2021 as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile finance and leasing business and the newer online ride-hailing platform business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. We also plan to continue to set up new service centers in the cities of Chengdu and Changsha during 2021. As of March 31, 2021, we had 60 employees in our own sales department and during the year ended March 31, 2021, we have cooperated with a total of 13 third-party sales teams with about 190 professionals in the aggregate.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and tendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three months ended March 31, 2021. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of March 31, 2021, we had one parking lot and 15 employees in Chengdu and one parking lot and four employees in Changsha for parking and management of automobiles for operating lease. During the year ended March 31, 2021, our average utilization of the automobiles for operating lease was approximately 79.1%.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaborations with business partners and provide value-added services to our customers. The attraction of new automobile leasees depends on our leasing solutions with attractive rental price and flexible leasing terms. We have also adopted a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile leases we attract, which in turn affects our financial performance. The attraction of new Active Drivers depends on the comprehensive income they could earn from our platform, which is mainly affected by the number orders distributed to them through our platform and the amount of our incentives paid to them. Our revenue growth also depends on our abilities to effectively price our services, which enables us to attract more customers and improve our profit margin.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

The growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the year ended March 31, 2021, we saw a significant decrease in the number of automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of NEVs in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Payments on a Timely Basis

We advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of March 31, 2021, we had accounts receivable of $1.4 million and advanced payments of approximately $0.5 million due from the automobile purchasers, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. The efficiency of collection of the monthly installment payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection.

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

As of March 31, 2021, approximately $3,890,000, including interests of approximately $233,000, due to financial institutions, of all the automobile purchases we serviced were past due. Approximately 1,289 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 43 automobile purchasers that remained in the online ride-hailing business were late in their monthly installment payments as of March 31, 2021. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of March 31, 2021, we recognized an accumulated allowance against receivables of approximately $3,530,000 from these purchasers. For the year ended March 31, 2021, we also recognized an estimated provision loss of approximately $199,000 for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2021, the total value of non-collateralized automobiles was approximately $1,289,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and the subsequent three months ended June 30, 2020 was negatively impacted to a significant extent. As the online ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since April 2020, our revenue for the three months ended September 30, 2020, three months ended December 31, 2020 and three months ended March 31, 2021 had an increase of approximately 21% , 43% and 73%, respectively, as compared with three months ended June 30, 2020.

Our ability to collect the monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering. As of March 31, 2021, approximately 1,289 drivers exited the online ride-hailing business and tendered their automobiles to us for sublease or sale while approximately 43 drivers postponed their monthly installment payments. As a result, we recorded accumulated bad debt expenses of approximately $3,530,000. However, during the year ended March 31, 2021, there was an increase in our collection of monthly installments from automobile purchasers and operating lease as compared with the three months ended March 31, 2020, and the negative impact has been gradually alleviated. We will continue to closely monitor our collections.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will continue to be adversely impacted if the online ride-hailing market in China recovers slower than anticipated. We anticipate having a larger cash outflow in our daily operations in the next twelve months (even greater than during the year ended March 31, 2021) as we expand our Online Ride-hailing Platform Services in more cities in China and incur more marketing and promotion expenses. Our cash flow situation may worsen if the COVID-19 pandemic reoccurs in China.

In an effort to assist with our automobile purchasers, we negotiated with the financial institutions we cooperate with to extend the due dates for monthly payments that may be affected by the epidemic. Certain financial institutions agreed to grant a grace period of up to four months from February to May 2020 for qualified drivers.

We commenced the operation of our online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in mid-December 2020, when Chengdu reported 14 confirmed COVID-19 cases and fewer people took ride-hailing trips as a result. The average daily rides completed through our platform decreased by approximately 15% compared to that before the reporting of the new COVID-19 cases in Chengdu and recovered a week later as the new confirmed cases in Chengdu were fully under control. Consequently, the income of our Automobile Transaction and Related Services customers who ran their business through the Didi platform also decreased during this period. Similarly, in early January 2021, Beijing reported three confirmed COVID-19 cases and one asymptomatic case involving drivers for Didi, a major transportation network company, which also resulted in the decrease in orders in the Didi platform in Beijing. Since mid-May 2021 to June 2021, Guangzhou has reported a series of confirmed and asymptomatic COVID-19 cases, the local government has ensured concrete and effective measures to fight against the resurgence, including suspending some traffic activities in certain medium-risk and high-risk areas in Guangzhou. The average daily rides completed through our platform decreased by approximately 40% compared to that before the reporting of the new COVID-19 cases in Guangzhou.

Recent local resurgences of COVID-19 cases in some areas did not have material negative impacts on the economy of China, so we expect that the impact brought by potential COVID-19 cases in the future may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses. However, if the epidemic in China deteriorates during the year ending March 31, 2022, new confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the Online Ride-hailing Platform Services may decrease.

In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

Ability to Manage and Grow New Online Ride-Hailing Business

Due to the fierce competition of online ride-hailing industry in Chengdu and Changsha, our ability to increase our revenue over time may be limited if we focus only on our current Automobile Transaction and Related Services business model. As part of our strategy to provide an all-encompassing solution for online ride-hailing drivers, we have expanded our services to drivers through the operation of Xixingtianxia, our own online ride-hailing platform, which has brought us a new stream of revenue. We generate revenue from commissions earned from each completed order, which represent the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. As the aggregation platforms distribute the demand orders to different online ride-hailing platforms, the flow of drivers in our area of operations is enhanced, leading to a higher probability that more ride orders will be distributed to our platform, which in turn will increase the revenue of the drivers who use our platform (and our revenue). This also allows us to attract more drivers to engage their online ride-hailing business on our platform. Through a series of promotion and effective daily management and training services, we expect our own online ride-hailing platform will offer us a stable revenue source which can also help grow our automobile financing and leasing business.

Pursuant to the cooperation agreement signed with Didi for our Automobile Transaction and Related Services, we may be penalized by Didi, or our partnership with Didi may be terminated as we now operate a business competitive with Didi. However, the service fees we earned from Didi for automobile transaction and related services currently represent less than 0.1% of our total revenue. Therefore, we believe the termination of cooperation with Didi on automobile transaction and related services will not have a material influence on our business or results of operations.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China's online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China's online ride-hailing market will reach $60 billion. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of May 31, 2021, approximately 234 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 800 million in May 2021 in China. Meanwhile, approximately 1.31 million online booking taxi transportation certificates and approximately 3.44 million online booking taxi driver's licenses were issued nationwide in China. According to the 47th Statistical Report on Internet Development published in February 2021, by the end of December 2020, the number of passengers of online ride-hailing in China was approximately 365 million, took approximately 36.9% of the total number of Chinese internet users. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions in China, including the MOT, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services” (“Interim Measures”) and amended on December 28, 2019, which legalizes online ride-hailing services such as Didi and requires the online ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses and take full responsibility of the ride services to ensure the safety of riders.

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

On July 23, 2018, the General Office of Changsha Municipal People's Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi.” According to the regulations and guidelines, to operate a ride-hailing business in Changsha requires similar licenses in Chengdu, except those automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) is over RMB120,000 (approximately $17,000). In practice, Hunan Ruixi is also required to employ a safety administrator for every 50 automobiles used for online ride-hailing services and submit daily operation information of these automobiles such as traffic violation to the Transport Management Office of the Municipal Communications Commission of Changsha City every month.

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in Chengdu, Changsha, Neijiang, Panzhihua, Nanchong and Guangzhou, from June 2020 to March 2021, to operate the online ride-hailing platform services. And Didi, the online ride-hailing platform with whom we cooperate for our automobile transaction and related services, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively.

However, approximately 55% of our ride-hailing drivers had not obtained the driver’s license as of March 31, 2021 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. In December 2020, Chengdu Transportation Bureau has taken a series of investigations into actions violating the Interim Measures and imposed fines for such violations. Among the 226 cases, two cases involved drivers of our Xixingtianxia online ride-hailing platform who failed to obtain the ride-hailing driver’s licenses. As a result, we were fined RMB10,000. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $714 to $4,300) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the year ended March 31, 2021, we have been fined by approximately $36,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $5,900 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

In connection with the plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of March 31, 2021, we have used cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $4.3 million to repay platform investors and we expect to repay all of them by December 31, 2021, an extended due date agreed by the investors. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.8 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staffs, to provide a new website design and development service for customers.

Results of Continuing Operations for the Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020

	For the Years Ended March 31,
	2021	2020	Change
Revenues	$6,160,534	$15,655,575	$(9,495,041)
Cost of revenues	(5,969,492)	(12,280,238)	6,310,746
Gross profit	191,042	3,375,337	(3,184,295)
Operating expenses
Selling, general and administrative expenses	(10,273,104)	(5,496,955)	(4,776,149)
Recovery of (Provision for) doubtful accounts	28,358	(3,404,336)	3,432,694
Impairments of long-lived assets	(130,839)	(70,984)	(59,855)
Total operating expenses	(10,375,585)	(8,972,275)	(1,403,310)
Loss from operations	(10,184,543)	(5,596,938)	(4,587,605)
Other income (expenses), net	87,888	(45,347)	133,235
Interest expense	(45,764)	(96,624)	50,860
Interest expense on finance leases	(733,202)	(373,407)	(359,795)
Change in fair value of derivative liabilities	(1,710,415)	1,796,724	(3,507,139)
Loss before income taxes	(12,586,036)	(4,315,592)	(8,270,444)
Income tax expenses	(14,627)	(33,184)	18,557
Net loss	$(12,600,663)	$(4,348,776)	$(8,251,887)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018. As described above, we acquired a new business that allows us to generate revenue from our Online Ride-hailing Platform Services, which brought us $0.9 million during the period from October 23, 2020 (the date we acquired the platform) to March 31, 2021.

Revenue for the year ended March 31, 2021 decreased by $9,495,041, or approximately 61%, as compared with the year ended March 31, 2020. The decrease was mainly due to the decrease in the number of newly facilitated automobile purchases and automobiles sold. As a result of the fierce competition of online ride-hailing industry in Chengdu and Changsha and the adverse impact from COVID-19 pandemic across the mainland China, we experienced a sharp decrease in the number of newly facilitated automobile transactions. This resulted in a significant decrease in our revenue from Automobile Transaction and Related Services since January 2020 as compared with the prior year. Moreover, a significant number of online ride-hailing drivers exited the online ride-hailing business and tendered their automobiles to us in the three months ended March 31, 2020 as a result of less demand due to the public travel restrictions.

In an effort to mitigate the negative impact on our daily cash flow resulting from the tendering of automobiles from drivers who exited the ride-hailing business during the epidemic period and develop a new income resource, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing. We had revenue of $3,434,615 from automobile rental during the year ended March 31, 2021, which partially offset the negative impact of the decrease in our revenue.

The online ride-hailing market has gradually recovered since April 2020 as COVID-19 is generally under control in China and travel restrictions have been lifted by the Chinese government. As a result, the number of additional automobiles tendered to us by the ride-hailing drivers exiting the business decreased since the second quarter of the year ended March 31, 2021 as compared with prior quarters. The monthly installments we collected from our customers in the third and fourth quarters kept stable as compared with the second quarter for the year ended March 31, 2021.

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

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2021 and 2020:

	For the Years Ended March 31,
	2021	2020
Revenue from Automobile Transactions and Related Services	$5,257,280	$15,655,575
- Revenues from sales of automobiles	487,426	11,536,691
- Operating lease revenues from automobile rentals	3,434,615	1,303,639
- Service fees from automobile management and guarantee services	285,427	141,527
- Financing revenues	227,599	164,391
- Service fees from automobile purchase services	187,295	1,726,717
- Facilitation fees from automobile transactions	1,663	197,815
- Other service fees	633,255	584,795

Revenue from Online Ride-hailing Platform Services	903,254	-

Total Revenue	$6,160,534	$15,655,575

Revenue from Automobile Transactions and Related Services

Revenue from our Automobile Transaction and Related Services includes sales revenue of automobiles, operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 9.3%, 65.3%, 5.4%, 4.3%, 3.6% and 12.1%, respectively, of the total revenue from Automobile Transaction and Related Services during the year ended March 31, 2021. Meanwhile, sales revenue of automobiles, service fees from automobile purchase services, operating lease revenues from automobile rentals, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 73.7%, 11.0%, 8.3%, 1.3%, 0.9%, 1.1% and 3.7%, respectively, of the total revenue from Automobile Transaction and Related Services during the year ended March 31, 2020.

Sales of automobiles

We generate revenues from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”) during the year ended March 31, 2021 and the year ended March 31, 2020. Sales of automobiles during the year ended March 31, 2021 decreased by $11,049,265 as compared with last year, mainly due to the decrease in the number of new automobile purchases, which was a result of the increased competition in the online ride-hailing market in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China and the shift of our business focus to automobile leasing. We sold an aggregate of 36 automobiles and 1,176 automobiles during the years ended March 31, 2021 and 2020, respectively.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, leased automobiles from third parties and sub-leasing automobiles tendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. We leased over 1,200 automobiles with an average monthly rental income of $441 per automobile, resulting in a rental income of $3,434,615, for the year ended March 31, 2021. While we have leased approximately 560 automobiles with an average monthly rental income of $475 per automobile, resulting in a rental income of $1,303,639, for the year ended March 31, 2020.

Service fees from automobile management and guarantee services

The majority of our customers whom we provided automobile purchase services to are online ride-hailing drivers. They also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The increase of $143,900 was due to the increased number of automobiles which we provided management and guarantee services to during the year ended March 31, 2021 as compared with prior year, but offset by the increase in the accumulated number of tendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to online ride-hailing drivers in April 2019. We charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $227,599 and $164,391 during the years ended March 31, 2021 and 2020, respectively. The increase of $63,208 was mainly attributed to the increase in the accumulated number of automobiles under financial leasing.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. Service fees from automobile purchase services had a significant decrease of $1,539,422 during the year ended March 31, 2021 as compared with last year, mainly due to the decrease in the number of facilitated new automobile purchases. We serviced 112 new automobile transactions, including purchase, financial leasing and operating leases, with service fees ranging from approximately $140 to $3,550 per automobile during the year ended March 31, 2021 while we serviced 1,315 new automobile purchases with service fees ranging from $89 to $3,600 per automobile during the year ended March 31, 2020.

Facilitation fees from automobile transactions

Facilitation fees from automobile transaction decreased by $196,152 during the year ended March 31, 2021 as compared with last year mainly due to the decrease in the number of facilitated new automobile purchases from 1,315 to 61 and the decreased average facilitation fee per automobile. As we shift our business focus to automobile rental, we waived the facilitation fee for new automobile purchasers during the nine March 31, 2021.

Other service fees

We generate other revenues such as commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for 76.6%, and 23.4% of revenues from other service fees during the year ended March 31, 2021, respectively. We generate other revenues from commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers, which accounted for 79.9%, and 20.1% of revenues from other service fees during the year ended March 31, 2020, respectively. The increase of $48,460 was mainly attributed to the increase of commissions from insurance and miscellaneous service fees as the total number of automobiles we served increased during the year ended March 31, 2021 as compared with last year.

Revenue from Online Ride-hailing Platform Services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. During the period from October 23, 2020 to March 31, 2021, approximately 4.4 million rides were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $903,254, netting off approximately $1.8 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the costs of automobiles sold of $476,267, amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $4,170,081, technical service charges and insurance of online ride-hailing platform services of $1,323,144. Cost of revenues decreased by $6,310,746, or approximately 51%, during the year ended March 31, 2021 as compared with last year, mainly due to the decrease in costs of automobiles sold of $10,834,202 as the number of automobiles sold decreased from 1,176 to 36, partially offset by the increase of $3,200,312 in costs of automobiles under operating leases and $1,323,144 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the commencement and expansion of those two businesses.

Gross Profit

Gross profit decreased by $3,184,295, or approximately 94%, during the year ended March 31, 2021 as compared with last year mainly due to the decreased number of automobile sales and facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $215,063 and other revenues with no cost of revenues decreased by $1,480,006 due to the significant decrease in the number of automobiles sold and facilitated new automobile purchases during the year ended March 31, 2021 as compared with last year. Meanwhile, we had gross loss of $1,069,336 from operating lease revenues from automobile rentals during the year ended March 31, 2021. The majority of those leased automobiles were tendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rents generated. We have focused on our operating leases as a means of mitigating the impact from the return of automobiles by a substantial number of online ride-hailing drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020. Moreover, we had gross loss of $419,890 from our Online Ride-hailing Platform Services as we just started this new business in October 2020 and paid cash incentives to attractive drivers to our platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $5,496,955 for the year ended March 31, 2020 to $10,273,104 for the year ended March 31, 2021, representing an increase of $4,776,149, or approximately 87%. The increase was attributable to more employees hired for the operations of our businesses and the management of a significant number of automobiles tendered to us for sublease or sale due to the negative impact of COVID-19. The increase mainly consists of an increase of $972,164 in amortization of automobiles which were tendered to us but have not been sub-leased or sold, an increase of $1,858,927 in salary and employee benefits as the number of our employee increased from 181 to 275, an increase $1,049,461 in professional service fees such as financial, legal and market consulting, an increase of $887,493 in advertising and promotion, rental and other expenses, and slight increase of $8,105 in other office charges.

Recovery of (Provision for) doubtful accounts

As a result of the fierce competition in the online ride-hailing market in Chengdu and Changsha, and the negative impact of COVID-19, an aggregate of approximately 840 online ride-hailing drivers we serviced tendered their automobiles to us for sublease or sale and approximately 380 drivers postponed their monthly installment payments during the year ended March 31, 2020. Then we recognized provision for doubtful accounts of $2,657,442 and allowance for doubtful accounts of $746,894, respectively, for the year ended March 31, 2020 accordingly. However, the additional numbers of new drivers who tendered automobiles and postponed their monthly installment payments decreased by approximately 390 and approximately 340, respectively, during the year ended March 31, 2021 as compared with last year. We re-evaluated the possibility of collection of unsettled balances from those drivers and recovered allowance for doubtful accounts of $28,358 for those receivables during the year ended March 31, 2021.

Impairments of Long-lived Assets

For the years ended March 31, 2021 and March 31, 2020, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for financing leases during their remaining useful life and recognized impairment loss of $130,839 and $70,984, respectively, for those assets that could not generate sufficient cash.

Other Income (expense), net

For the year ended March 31, 2021, we had other income of $87,888, mainly as a result of the receipt of a government subsidy of $147,000 from Sichuan Economic and Information Department for our initial public offering in 2018, and a special support fund of $80,000 for government industrial development from Chengdu Municipal people's Government. The income was offset by the guarantee expenses of $125,437 payable accrued to Impawn in order to deal with the frozen accounts of Jinkailong in December 2020.While we had miscellaneous expense of $45,347 in the same period in 2020.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the year ended March 31, 2021 was $45,764, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $50,860 or approximately 53%, was due to the decrease in outstanding principal of loans obtained before 2019 and lower interest rate for the remaining principal.

Interest expense on finance leases for year ended March 31, 2021 was $733,202, representing the interest expense accrued under financing leases for the leased automobiles tendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases increased by $359,795 as compared with last year, mainly due to the annual weighted average number of tendered automobiles increased approximately 77% than that in last year as the tendering incurred mainly since the second half of our fiscal year ended March 31, 2020.

Change in Fair Value of Derivative Liabilities

Warrants issued in our June 2019 and February 2021 registered direct offering and August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the year ended March 31, 2021 was a loss of $1,710,415 in total. The loss was mainly due to our stock price as of March 31, 2021 was higher than the price on March 31, 2020, resulting a loss of $1,372,966 for the warrants issued in our June 2019 registered direct offering, a loss of $455,162 for the warrants issued in our August 2020 underwritten public offering. It was offset by a gain of $117,713 for the warrants issued in our February 2021 underwritten public offering. The change in fair value of derivative liabilities resulted in a gain of $1,796,724 for the year ended March 31, 2020, mainly due our stock price as of March 31, 2020 was lower than that on June 20, 2019, the date of issuance.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $14,627 and $33,184 for the years ended March 31, 2021 and 2020, respectively, represented the provision of enterprise income tax resulting from the taxable income of $58,508 from Hunan Ruixi, Jinkailong and Yicheng. Other subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense were recorded.

Net Loss

As a result of the foregoing, net loss for the year ended March 31, 2021 was $12,600,663, representing an increase of $8,251,887 from net loss of $4,348,776 for the year ended March 31, 2020.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $4,448,075 as of March 31, 2021 as compared to $833,888 as of March 31, 2020 for our continuing operations. We had no cash and cash equivalents as of March 31, 2021 as compared to $10,139 as of March 31, 2020 for our discontinued operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

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

On May 13, 2021, we closed a registered direct offering of 5,531,916 shares of our common stock at $1.175 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support our working capital requirements.

Our business is capital intensive and we have spent expenditure on developing our new business of Online Ride-hailing Platform Services and expanding automobile operating leasing during the year ended March 31, 2021. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $12.6 million and $0.1 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2021, (2) accumulated deficit of approximately $34.1 million as of March 31, 2021; (3) the working capital deficit of approximately $5.9 million as of March 31, 2021; (4) net operating cash outflows of approximately $2.2 million and $1.7 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2021 and (5) the purchase commitment of $2.5 million. As of March 31, 2021, we have entered into two purchase contracts with an automobile dealer to purchase a total of 700 automobiles for the amount of approximately $11.6 million. Pursuant to the contracts, we are required to purchase 350 automobiles in cash with the amount of approximately $5.8 million. As of the date of this Report, 200 automobiles have been purchased in cash and delivered to us and the remaining purchase commitment of $2.5 million is to be completed before December 31, 2021. The remaining 350 automobiles purchase commitment with the amount of approximately $5.8 million shall be purchased with financing option through the dealer’s designated financial institutions.

After the completion of the registered direct offering on May 13, 2021, our working capital deficiency was approximately $0.1 million in working capital deficiency. We have determined there is substantial doubt about its ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail its operations. We are trying to alleviate the going concern risk through the following sources:

●	we will continue to seek equity financing to support our working capital;

●	other available sources of financing (including debt) from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from our related parties.

Based on the above considerations, we think we will probably not having sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the date of this Report, if we are unable to obtain additional financing. In addition, the the maximum contingent liabilities we would be exposed to was approximately $12.8 million as of March 31, 2021. However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and online ride-hailing industries, (vi) changes in our relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Years Ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$(3,936,067)	$(6,447,664)
Net Cash Used in Investing Activities	(2,510,862)	(963,416)
Net Cash Provided by Financing Activities	10,259,777	3,431,797
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(208,800)	(197,200)
Cash and Cash Equivalents at Beginning of Year	844,027	5,020,510
Cash and Cash Equivalents at End of Year	4,448,075	844,027
Less: Cash and cash equivalents from discontinued operations	-	(10,139)
Cash and cash equivalents from continuing operations, end of Year	$4,448,075	$833,888

Cash Flow in Operating Activities

For the year ended March 31, 2021, net cash used in operating activities was $3,936,067, which consists of the net cash used in operating activities of $2,219,672 from continuing operations and $1,716,395 from discontinued operations. The total net cash used in operating activities primarily comprised of salary and employee surcharge of $3,812,320, the payment of $1,712,028 to investors of the discontinued P2P platform, other operating costs of $3,795,567, and payment of $1,069,839 for maintenance fees, insurance and other costs for automobiles and related transactions, partially offset by revenue received of $6,175,280 and the net collection of $278,406 on automobiles used for financial lease to be collected within the lease terms.

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

Cash Flow in Investing Activities

For the year ended March 31, 2021, we had net cash used in investing activities of $2,510,862, which consisted of the net cash used in investing activities of $2,508,578 from continuing operations and $2,284 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

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

Cash Flow in Financing Activities

For the year ended March 31, 2021, we had net cash provided by financing activities of $10,259,777, which primarily consisted of: (1) total net proceeds of $11.8 million from our underwritten public offering in August 2020 and registered public offering in February 2021, and $683,046 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $572,035, partially offset by (4) principal payments made for finance lease liabilities of $2,230,765, (5) repayments of current borrowings from financial institutions and the insurance company of $529,288; and (5) repayments and loans to stockholders, related parties and affiliates of $77,453.

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

On January 19 and February 22, 2021, we entered into two purchase contracts with an automobile dealer to purchase a total of 700 automobiles for the amount of approximately $11.6 million. Pursuant to the contracts, we are required to purchase 350 automobiles in cash with the amount of approximately $5.8 million. The remaining 350 automobiles purchase commitment with the amount of approximately $5.8 million shall be purchased with financing option through the dealer’s designated financial institutions. As of the date of this Report, 200 automobiles have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 350 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by the end of 2021.

•	Contingent Liabilities

Contingent liabilities for automobile purchasers

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of March 31, 2021, the maximum contingent liabilities the we would be exposed to was approximately $12,763,000 (including approximately $68,000 related to our discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As March 31, 2021, approximately $3,890,000, including interests of $233,000, due to financial institutions, of all the automobile purchases we serviced were past due.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,593.66 (approximately $617,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $92,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. So Jinkailong recorded the additional $109,000 for the difference between the total amount to be paid pursuant to the Settle Agreement and the remaining principals of loans from Impawn as guarantee expenses in the consolidated financial statements. Jinkailong shall collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. As of March 31, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB2,163,000 (approximately $330,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,346,000 to Impawn in the future.

As of January 7, 2021, none of the bank accounts are restricted.

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

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

We review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. We assess qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If we believe, as a result of the quantitative carrying amount, the two-step quantities impairment test described below is required.

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

If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

(e)	Derivative liabilities

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

(f)	Revenue recognition

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

Automobile Transaction and Related Services

Sales of automobiles – We generate revenue from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Mashang Chuxing. The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong, who act on behalf of their customers. We recognize revenues when an automobile is delivered and control is transferred to the purchaser. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

Operating lease revenues from automobile rentals – We generate revenue from sub-leasing automobiles from some online ride-hailing drivers or leasing our own automobiles. We recognize revenue wherein an automobile is transferred to the leasee and the leasee has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period. Rental periods are short term in nature, generally are twelve months or less.

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

Service fees from automobile purchase services – Services fees from automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We recognize revenue when all the services are completed and an automobile is delivered to the purchaser at a point in time. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

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

Online ride-hailing platform service revenue

We generate revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders ("Riders") looking for taxi/ride-hailing services. We earn commissions for each completed order in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, we bear a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. We recognize revenue upon completion of a ride as the single performance obligation is satisfied and we have the right to receive payment for the services rendered upon the completion of the ride. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the Rider and are the principal (i.e. “gross”), or we arrange for other parties to provide the service to the Rider and are an agent (i.e. “net”). Since we are not primarily responsible for ride-hailing services provided to Riders, nor do we have inventory risk related to the services, we recognize revenue at net basis.

Leases

We account for leases in accordance with ASC 842. The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobile included in arrangements meeting these conditions are accounted for as sales-type leases. For sales-type leases, we recognize sales equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

We exclude from the measurement of our lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

We consider the economic life of most of automobile to be three to five years, since this represents the most frequent contractual lease term for its automobile and the automobile will be used for online ride-hailing services. We believe three to five years is representative of the period during which the automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2021, our pricing interest rate is 6.0% per annum.

(g)	Share-based awards

Share-based awards granted to the our employees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

At each date of measurement, we review internal and external sources of information to assist in the estimation of various attributes to determine the fair value of the share-based awards granted by us, including but not limited to the fair value of the underlying shares, expected life, expected volatility and expected forfeiture rates. We are required to consider many factors and make certain assumptions during this assessment. If any of the assumptions used to determine the fair value of the share-based awards changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current reporting period.

(h)	Leases

We account for leases in accordance with ASC 842. Beginning in the year ended March 31, 2020, we entered into certain agreements as a lessor under which we leased automobiles to short-term (usually under twelve months) car service drivers. We also enter into certain agreements as a lessee to lease automobiles and to conduct our automobiles rental operations. If any of the following criteria are met, we classify the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited and Subsidiaries (collectively, the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred significant working capital deficiency, recurring losses from operations and accumulated deficit at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 2, there could be a material adverse effect on the Company.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

New York, New York

July 8, 2021

F-1

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2021	2020
ASSETS
Current assets
Cash, and cash equivalents	$4,448,075	$833,888
Accounts receivable, net, current portion	1,437,195	660,645
Inventories	127,933	1,000,675
Finance lease receivables, net, current portion	541,605	459,110
Prepayments, other receivables and other assets, net	3,905,278	2,798,780
Due from related parties	39,572	26,461
Current assets - discontinued operations	393,348	826,580
Total current assets	10,893,006	6,606,139

Property and equipment, net
Property and equipment, net	3,700,147	469,201
Property and equipment, net - discontinued operations	5,592	11,206
Total property and equipment, net	3,705,739	480,407

Other assets
Operating lease right-of-use assets, net	499,221	473,661
Operating lease right-of-use assets, net, related parties	580,367	236,305
Financing lease right-of-use assets, net	4,778,772	5,440,362
Intangible assets, net	968,131	777,621
Goodwill	135,388	-
Accounts receivable, net, noncurrent	269,183	882,078
Finance lease receivables, net, noncurrent	473,472	734,145
Total other assets	7,704,534	8,544,172

Total assets	$22,303,279	$15,630,718

LIABILITIES AND EQUITY
Current liabilities
Borrowings from financial institutions	$310,662	$226,753
Accounts payable	44,769	4,065
Advances from customers	155,586	90,349
Income tax payable	17,408	16,267
Accrued expenses and other liabilities	6,655,592	2,008,391
Due to related parties and affiliates	352,827	152,679
Operating lease liabilities	209,644	149,582
Operating lease liabilities - related parties	243,726	151,655
Financing lease liabilities	5,172,943	3,473,967
Derivative liabilities	1,278,926	342,530
Current liabilities - discontinued operations	2,336,861	4,516,292
Total current liabilities	16,778,944	11,132,530

Other liabilities
Borrowings from financial institutions, noncurrent	44,962	64,221
Operating lease liabilities, non-current	263,708	297,167
Operating lease liabilities, non-current - related parties	341,549	88,349
Financing lease liabilities, non-current	2,256,553	2,576,094
Deferred tax liability	44,993	-
Total other liabilities	2,951,765	3,025,831

Total liabilities	19,730,709	14,158,361

Commitments and contingencies

Stockholders' equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized;49,780,725 and 29,008,818 shares issued and outstanding at March 31, 2021 and 2020, respectively)	4,978	2,901
Additional paid-in capital	40,755,327	27,013,137
Accumulated deficit	(34,064,921)	(23,704,863)
Accumulated other comprehensive loss	(838,671)	(507,478)
Total Senmiao Technology Limited stockholders' equity	5,856,713	2,803,697

Non-controlling interests	(3,284,143)	(1,331,340)

Total equity	2,572,570	1,472,357

Total liabilities and equity	$22,303,279	$15,630,718

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Year Ended March 31,
	2021	2020
Revenues	$6,160,534	$15,655,575
Cost of revenues	(5,969,492)	(12,280,238)
Gross profit	191,042	3,375,337

Operating expenses
Selling, general and administrative expenses	(10,273,104)	(5,496,955)
Recovery of (Provision for) doubtful accounts	28,358	(3,404,336)
Impairments of long-lived assets	(130,839)	(70,984)
Total operating expenses	(10,375,585)	(8,972,275)

Loss from operations	(10,184,543)	(5,596,938)

Other income (expense)
Other income (expense), net	87,888	(45,347)
Interest expense	(45,764)	(96,624)
Interest expense on finance leases	(733,202)	(373,407)
Change in fair value of derivative liabilities	(1,710,415)	1,796,724
Total other income (expense), net	(2,401,493)	1,281,346

Loss before income taxes	(12,586,036)	(4,315,592)

Income tax expense	(14,627)	(33,184)

Net loss from continuing operations	(12,600,663)	(4,348,776)

Net loss from discontinued operations, net of applicable income taxes	(61,976)	(5,587,027)

Net loss	(12,662,639)	(9,935,803)

Net loss attributable to non-controlling interests from continuing operations	2,302,581	1,262,478

Net loss attributable to stockholders	$(10,360,058)	$(8,673,325)

Net loss	$(12,662,639)	$(9,935,803)

Other comprehensive loss
Foreign currency translation adjustment	(314,669)	(154,913)

Comprehensive loss	(12,977,308)	(10,090,716)

less: Total comprehensive loss attributable to noncontrolling interests	(2,286,057)	(1,338,684)

Total comprehensive loss attributable to stockholders	$(10,691,251)	$(8,752,032)

Weighted average number of common stock
Basic and diluted	39,430,889	28,023,498

Loss per share - basic and diluted
Continuing operations	$(0.26)	$(0.11)
Discontinued operations	$(0.00)	$(0.13)

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended March 31, 2021 and 2020

(Expressed in U.S. dollar, except for the number of shares)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares	Par value	capital	deficit	loss	interest	Total equity
BALANCE as of March 31, 2019	25,945,255	$2,595	$23,833,112	$(15,031,538)	$(428,771)	$7,344	$8,382,742
Net loss	-	-	-	(8,673,325)	-	(1,262,478)	(9,935,803)
Issuance of common stock in registered direct offering net of issuance costs	1,781,360	178	1,991,940	-	-	-	1,992,118
Exercise of Series B warrants into common stock	1,113,188	111	1,010,752	-	-	-	1,010,863
Issuance of restricted stock units	169,015	17	177,333	-	-	-	177,350
Foreign currency translation adjustment	-	-	-	-	(78,707)	(76,206)	(154,913)
BALANCE as of March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	-	-	-	(10,360,058)		(2,302,581)	(12,662,639)
Exercise of Series A warrants into common stock	1,266,090	127	682,919	-	-	-	683,046
Exercise of Placement warrants into common stock	133,352	13	(13)	-	-	-	-
Fair value of derivative liabilities upon exercises of warrants	-	-	1,769,841	-	-	-	1,769,841
Issuance of common stock and warrants in an underwritten direct offering, net of issuance costs	12,000,000	1,200	5,260,097	-	-	-	5,261,297
Issuance of common stock pursuant to exercise of underwriters’ over-allotment option, net of issuance costs	1,800,000	180	836,820	-	-	-	837,000
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	5,072,465	507	5,743,398	-	-	-	5,743,905
Fair value of warrants allocated to derivative liabilities	-	-	(995,822)	-	-	-	(995,822)
Issuance of common stock for consulting service	500,000	50	444,950	-	-	-	445,000
Acquisition of business entities	-	-	-	-	-	333,254	333,254
Foreign currency translation adjustment	-	-	-	-	(331,193)	16,524	(314,669)
BALANCE as of March 31, 2021	49,780,725	$4,978	$40,755,327	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Year Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(12,662,639)	$(9,935,803)
Net loss from discontinued operations	(61,976)	(5,587,027)
Net loss from continuing operations	(12,600,663)	(4,348,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	260,592	103,009
Stock based compensation expense	445,000	133,150
Amortization of right-of-use assets	4,316,162	1,553,523
Amortization of intangible assets	107,765	283
Provision (recovery) for doubtful accounts	(28,358)	3,404,336
Impairment loss of long-lived assets	130,839	70,984
Gain (loss) on disposal of equipment	(425)	3,608
Change in fair value of derivative liabilities	1,710,415	(1,796,724)
Change in operating assets and liabilities
Accounts receivable	49,624	(3,047,955)
Inventories	172,626	437,012
Prepayments, other receivables and other assets	(864,420)	(964,889)
Finance lease receivables	278,406	(1,185,031)
Accounts payable	(10,251)	4,144
Advances from customers	55,859	61,409
Income tax payable	(168)	(4,582)
Accrued expenses and other liabilities	4,083,378	1,138,316
Operating lease liabilities	(130,534)	(94,235)
Operating lease liabilities - related parties	(195,519)	2,125
Net cash used in operating activities from continuing operations	(2,219,672)	(4,530,293)
Net cash used in operating activities from discontinued operations	(1,716,395)	(1,917,371)
Net Cash used in Operating Activities	(3,936,067)	(6,447,664)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,491,296)	(495,241)
Prepayment of intangible assets	(25,347)	(470,000)
Cash acquired from XXTX, net of cash paid to XXTX	8,065	-
Net cash used in investing activities from continuing operations	(2,508,578)	(965,241)
Net cash provided by (used in) investing activities from discontinued operations	(2,284)	1,825
Net Cash Used in Investing Activities	(2,510,862)	(963,416)

Cash Flows from Financing Activities:

Net proceeds from issuance of common stock in an underwritten public offering	5,261,297	-
Net proceeds from exercise of underwriters’ over-allotment option	837,000	-
Net proceeds from issuance of common stock and warrants in a registered direct public offering	5,743,905	5,142,124
Net proceeds from issuance of common stock upon warrants exercised	683,046	111
Borrowings from financial institutions	572,035	55,159
Repayments to third parties	-	(604,562)
Loan to related party	(10,579)	-
Borrowings from related parties and affiliates	-	1,305,166
Repayments from related parties	-	108,566
Repayments to related parties and affiliates	(37,445)	(1,405,356)
Repayments of current borrowings from financial institutions	(529,288)	(145,048)
Release of escrow receivable	-	600,000
Principal payments of finance lease liabilities	(2,230,765)	(975,958)
Net cash provided by financing activities from continuing operations	10,289,206	4,080,202
Net cash used in financing activities from discontinued operations	(29,429)	(648,405)
Net Cash Provided by Financing Activities	10,259,777	3,431,797

Effect of exchange rate changes on cash and cash equivalents	(208,800)	(197,200)

Net increase (decrease) in cash and cash equivalents	3,604,048	(4,176,483)
Cash and cash equivalents, beginning of year	844,027	5,020,510
Cash and cash equivalents, end of year	4,448,075	844,027

Less: Cash and cash equivalents from discontinued operations	-	(10,139)

Cash and cash equivalents from continuing operations, end of year	$4,448,075	$833,888

Supplemental Cash Flow Information
Cash paid for interest expense	$45,764	$96,624
Non-cash Transaction in Investing and Financing Activities
Prepayment in exchange of intangible assets	$-	$280,000
Recognition of right-of-use assets and lease liabilities	$3,785,526	$549,679
Recognition of right-of-use assets and lease liabilities, related parties	$-	$343,819
Acquisition of equipment through prepayment and financing lease	$941,263	$-
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$997,193	$3,150,006
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$1,771,213	$1,010,752.00
Issuance of restricted stock units from accrued expenses and other liabilities	$-	$44,200.00
Acquisition of XXTX with payables	$317,835	$-

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in two segments: (1) automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd., a PRC limited liability company (“Ruixi Leasing”), and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”). (ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a majority owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., a PRC limited liability company and wholly-owned subsidiary of the Company (“Senmiao Consulting”). The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Neijiang and Guangzhou, China.

The Company previously operated an online lending platform in China through its VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise borrowers. The Company ceased its online lending services business in October 2019.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. Hunan Ruixi also controls Jinkailong through its 35% equity interest and voting agreements with Jinkailong’s other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services. Yicheng holds a business license for automobiles sale and financial leasing and has been engaged in automobile sales since June 2019. The Company also has been engaged in operating leasing services through Jinkailong and Hunan Ruixi since March 2019.

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for an approximately 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) was due no later than December 31, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) is due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As Hongyi did not make any payment in accordance with the investment, on July 2, 2021, the JKL Investment Agreement has been terminated upon consent from Hunan Ruixi, Jinkailong, the other shareholders of Jinkailong, and Hongyi.

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest accordingly. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the issuance date of these consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB19.8 million (approximately $3.0 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of March 31, 2021, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed Corenel, with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel has engaged in automobile operating leases since March 2021. In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. (“Xichuang”), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In April 2021, the Company formed Senmiao Technology (Hong Kong)., Ltd. (“Senmiao HK”), with a registered capital of $10,000 in Hongkong. The Company holds 99.99% of the equity interests of Senmiao HK.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the issuance date of these consolidated financial statements:

VIE Agreements with Sichuan Senmiao

According to the VIE Agreements, Sichuan Senmiao is obligated to pay Senmiao Consulting service fees equal to its net income. Sichuan Senmiao’s entire operations are controlled by the Company. Although the Company discontinued Sichuan Senmiao’s online P2P lending services business as of October 2019, the VIE Agreements remain in place, and such agreements are described in detail below:

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

Voting Agreements with Jinkailong’s Other Shareholders

Hunan Ruixi entered into two voting agreements signed in August 2018 and February 2020, respectively, as amended (the “Voting Agreements”), with Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests and obtained 35% equity interests in Jinkailong. Pursuant to the Voting Agreements, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for periods of 20 years and 18 years, respectively, ending on August 25, 2038.

The Company has concluded that it should consolidate the financial statements with Jinkailong because it is Jinkailong’s primary beneficiary based on the Voting Agreements. Though not explicit in the Voting Agreements by and among Jinkailong, Hunan Ruixi, and other shareholders of Hunan Ruixi, the Company may provide financial support to Jinkailong to meet its working capital requirements and capitalization purposes. The terms of the Voting Agreements and the Company’s plan to provide financial support to Jinkailong were considered in determining that the Company is the primary beneficiary of Jinkailong. Accordingly, management has determined that Jinkailong is a VIE and the financial statements of Jinkailong are consolidated in the Company’s consolidated financial statements.

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Current assets:
Cash and cash equivalents	$134,776	$247,671
Accounts receivable, net, current portion	935,165	66,768
Prepayments, other receivables and other assets, net	1,245,330	1,500,784
Other receivable- intercompany	1,815,250	2,211
Due from related parties	39,572	26,461
Current assets - discontinued operations (1)	571,172	1,363,972
Total current assets	4,741,265	3,207,867

Property and equipment, net:
Property and equipment, net	451,522	317,427
Property and equipment, net - discontinued operations	2,706	3,895
Total property and equipment, net	454,228	321,322

Other assets:
Operating lease right-of-use assets, net	265,470	317,258
Operating lease right-of-use assets, net, related parties	9,896	50,213
Financing lease right-of-use assets, net	4,201,693	5,440,362
Accounts receivable, net, non-current	207,240	720,916
Total other assets	4,684,299	6,528,749

Total assets	$9,879,792	$10,057,938

Current liabilities:
Borrowings from financial institutions	$310,662	$226,753
Accounts payable	-	4,018
Advances from customers	45,413	34,374
Income tax payable	17,408	16,106
Accrued expenses and other liabilities	3,750,393	1,632,617
Other payable - intercompany	6,895,543	5,143,463
Due to related parties and affiliates	352,827	152,679
Operating lease liabilities	99,831	78,981
Operating lease liabilities - related parties	4,989	37,378
Financing lease liabilities	4,814,808	3,473,967
Current liabilities - discontinued operations (2)	2,372,652	7,561,603
Total current liabilities	18,664,526	18,361,939

Other liabilities:
Borrowings from financial institutions, non-current	38,857	58,572
Operating lease liabilities, non-current	167,822	231,825
Operating lease liabilities, non-current - related parties	3,850	-
Financing lease liabilities, non-current	2,037,609	2,576,094
Total other liabilities	2,248,138	2,866,491

Total liabilities	$20,912,664	$21,228,430

(1)	Includes intercompany receivables of $177,825 and $543,446 as of March 31, 2021 and 2020, respectively.

(2)	Includes intercompany payables of $35,790 and $402,406 as of March 31, 2021 and 2020, respectively.

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's consolidated financial statements for the years ended March 31, 2021 and 2020 are as follows:

	For the Years Ended
	December 31,
	2021	2020
Net revenue from continuing operations	$4,406,947	$3,483,078
Net revenue from discontinued operations	$7,153	$308,102
Loss from operations from continuing operations	$(4,897,744)	$(4,514,195)
Loss from operations from discontinued operations	$(81,285)	$(822,470)
Net loss from continuing operations attributable to stockholders	$(4,048,544)	$(3,786,057)
Net loss from discontinued operations attributable to stockholders	$(232,596)	$(4,692,725)
Net loss attributable to stockholders	$(4,281,140)	$(8,478,782)

2.	GOING CONCERN

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $12.6 million and $0.1 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2021, (2) accumulated deficit of approximately $34.1 million as of March 31, 2021; (3) the working capital deficit of approximately $5.9 million as of March 31, 2021; (4) net operating cash outflows of approximately $2.2 million and $1.7 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2021 and (5) the purchase commitment of $2.5 million. As of March 31, 2021, the Company has entered into two purchase contracts with an automobile dealer to purchase a total of 700 automobiles for the amount of approximately $11.6 million. Pursuant to the contracts, the Company is required to purchase 350 automobiles in cash with the amount of approximately $5.8 million. As the issuance date of these financial statements, 200 automobiles have been purchased in cash and delivered to the Company and the remaining purchase commitment of $2.5 million is to be completed before December 31, 2021. The remaining 350 automobiles purchase commitment with the amount of approximately $5.8 million shall be purchased with financing option through the dealer’s designated financial institutions.

On May 13, 2021, the Company completed a registered direct offering of 5,531,916 shares of the Company’s common stock at $1.175 per share, pursuant to a securities purchase agreement with certain institutional investors. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements.

After the completion of the registered direct offering on May 13, 2021, the Company’s working capital deficiency was approximately $0.1 million. However, management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	the Company will continue to seek equity financing to support its working capital;

●	other available sources of financing (including debt) from PRC banks and other financial institutions; and

●	financial support and credit guarantee commitments from the Company’s related parties.

Based on the above considerations, management is of the opinion that the Company will probably not having sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the issuance date of these financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities the Company would be exposed to was approximately $12.8 million as of March 31, 2021. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31, 2021	March 31, 2020
Balance sheet items, except for equity accounts	6.5527	7.0824

	For the Year Ended March 31,
	2021	2020
Items in the statements of operations and comprehensive loss	6.7960	6.9472

(d)	Use of estimates

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and 2020:

	Carrying Value at March 31, 2021	Fair Value Measurement at March 31, 2021
		Level 1	Level 2	Level 3
Derivative liabilities	$1,278,926	$-	$-	$1,278,926

	Carrying Value at March 31, 2020	Fair Value Measurement at March 31, 2020
		Level 1	Level 2	Level 3
Derivative liabilities	$342,530	$-	$-	$342,530

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended March 31, 2021 and 2020:

	2019 Registered Direct Offering			August 2020 Underwritten Public	February 2021 Registered
	Series A Warrants	Series B Warrants	Placement Warrants	Offering Warrants	Direct Offering Warrants	Total
BALANCE as of March 31, 2019	$-	$-	$-	$-	$-	$-
Derivative liabilities recognized at grant date	2,134,229	780,522	235,255	-	-	3,150,006
Change in fair value of derivative liabilities	(1,818,306)	231,601	(210,019)	-	-	(1,796,724)
Fair value of warrants exercised	-	(1,010,752)	-	-	-	(1,010,752)
BALANCE as of March 31, 2020	315,923	1,371	25,236	-	-	342,530
Derivative liabilities recognized at grant date	-	-	-	241,919	755,274	997,193
Change in fair value of derivative liabilities	1,234,630	-	138,336	455,162	(117,713)	1,710,415
Fair value of warrants exercised	(1,470,285)	-	-	(299,556)		(1,769,841)
Warrant forfeited due to expiration	-	(1,371)	-	-	-	(1,371)
BALANCE as of March 31, 2021	$80,268	$-	$163,572	$397,525	$637,561	$1,278,926

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

As the underwriting agreement indicated, The Benchmark Company, LLC and Axiom Capital Management, Inc. have the right of first refusal to act as lead or joint investment banker, lead or join book-runner and /or joint placement agent, for each and every future public and private equity and debt offering, including all equity linked financings for the Company, or any successor to or any subsidiary of the Company for a period of twelve months following August 4, 2020, (the “ROFR”). The ROFR was terminated as of February 4, 2021 as disclosed in more details below.

On February 10, 2021, the Company completed a registered direct offering of 5,072,465 shares of the Company’s common stock at $1.38 per share, pursuant to a placement agency agreement with FT Global Capital, Inc., as exclusive placement agent in connection with this Offering. In connection with the offering, the Company issued the placement agent warrants to purchase up to 380,435 shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $1.38 per share and are exercisable on a “cashless” basis. In addition, the company issued to The Benchmark Company, LLC and Axiom Capital Management, Inc. seven percent of the gross proceeds from the offering and warrants to purchase up to 152,174 shares of its common stock, in consideration for the termination of the ROFR as mentioned above. These warrants are exercisable for a period of five years from February 8, 2020 at a price of $1.725 per share.

The strike price of the Company’s Series A and Series B warrants, the placement agent warrants and the Underwriters’ Warrants are denominated in US$ and the Company’s functional currency is RMB; therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants, the placement agent warrants, the Underwriters’ Warrants, and the ROFR warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), March 31, 2020 and March 31, 2021.

	June 20, 2019			August 4, 2020	February 10, 2021
			Placement		Placement
	Series A	Series B	Agent	Underwriters’	Agent	ROFR
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	1,336,021	1,116,320	142,509	568,000	380,435	152,174
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021
Exercise price	$3.72	$3.72	$3.38	$0.63	$1.38	$1.73
Stock price	$2.80	$2.80	$2.80	$0.51	$1.63	$1.63
Expected term (years)	4.00	1.00	4.00	5.00	5.00	5.00
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%
Expected volatility	86%	91%	86%	129%	132%	132%

	March 31, 2020
	Series A Warrants	Series B Warrants	Placement Agent Warrants
# of shares exercisable	1,336,021	3,132	142,509
Valuation date	3/31/2020	3/31/2020	3/31/2020
Exercise price	$1.50	$0.0001	$3.38
Stock price	$0.44	$0.44	$0.44
Expected term (years)	3.22	0.22	3.22
Risk-free interest rate	0.30%	0.11%	0.30%
Expected volatility	122%	127%	122%

	March 31, 2021
		Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR
	Warrants	Warrants*	Warrants	Warrants**	Warrants
# of shares exercisable	69,931	142,509	318,080	380,435	152,174
Valuation date	3/31/2021	3/31/2021	3/31/2021	3/31/2021	3/31/2021
Exercise price	$0.5	$0.5	$0.63	$1.38	$1.73
Stock price	$1.40	$1.40	$1.40	$1.40	$1.40
Expected term (years)	2.22	2.22	4.35	4.87	4.87
Risk-free interest rate	0.20%	0.20%	0.73%	0.88%	0.88%
Expected volatility	132%	132%	132%	132%	132%

* The Placement Agent Warrants granted on June 20, 2019.

** The Placement Agent Warrants granted on February 10, 2021.

As of March 31, 2021 and 2020, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2021 and 2020.

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

For the Company's non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company's consolidated balance sheets and consolidated statements of operations and comprehensive loss. Cash flows related to transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows

(g)	Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services which was discontinued in the periods after October 17, 2019. During the year ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 1 and 19.

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

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021 and 2020, allowance for doubtful accounts amounted to $78,167 and $379,689, respectively.

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

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021 and 2020, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of March 31, 2021 and 2020, finance lease receivables consisted of the following:

	March 31, 2021	March 31, 2020
Minimum lease payments receivable	$1,343,662	$1,606,230
Less: Unearned interest	(328,585)	(412,975)
Financing lease receivables, net	$1,015,077	$1,193,255
Finance lease receivables, net, current portion	$541,605	$459,110
Finance lease receivables, net, non-current portion	$473,472	$734,145

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2021 are as follows:

Minimum future payments receivable
Twelve months ending March 31, 2022	$639,877
Twelve months ending March 31, 2023	490,516
Twelve months ending March 31, 2024	196,503
Twelve months ending March 31, 2025	16,766
Total	$1,343,662

(l)	Property and equipment, net

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2021 and 2020, the impairment for property and equipment was $10,459 and $0, respectively.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

(m)	Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years
Online ride-hailing platform operating license	5 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2021 and 2020, there was $0 and $265,525 impairment, respectively, on customer relationship from Sichuan Senmiao as a result of the Company’s decision to discontinue the P2P lending business in October 2019 of intangible assets.

(n)	Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

The Company reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist annually or more frequently if events and circumstances indicate that it is more likely than not that an impairment has occurred. The Company assesses qualitative factors to determine whether it is necessary to perform the two-step in accordance with ASC 350-20. If the Company believes, as a result of the qualitative carrying amount, the two-step quantitative impairment test described below is required.

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

For years ended March 31, 2021 and 2020, no impairment was recorded for goodwill.

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

(p)	Derivative liabilities

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

(q)	Revenue recognition

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

As of March 31, 2021, the Company had outstanding contracts for automobile transaction and related services amounting to $488,328, of which $315,135 is expected to be completed within twelve months after March 31, 2021, and $173,194 is expected to be completed after March 31, 2022.

Disaggregated information of revenues by business lines are as follows:

	For Years Ended March 31,
	2021	2020
Automobile Transaction and Related Services (Continuing Operations)
- Revenues from sales of automobiles	$487,426	$11,536,691
- Operating lease revenues from automobile rentals	3,434,615	1,303,639
- Service fees from management and guarantee services	285,427	141,527
- Financing revenues	227,599	164,391
- Service fees from automobile purchase services	187,295	1,726,717
- Facilitation fees from automobile transactions	1,663	197,815
- Other service fees	633,255	584,795
Total Revenues from Automobile Transaction and Related Services (Continuing Operations)	5,257,280	15,655,575

Online Ride-hailing Platform Services (Continuing Operations)	903,254	-

Total Revenues from Continuing Operations	6,160,534	15,655,575

Online Lending Services (Discontinued Operations)
- Transaction fees	3,488	73,341
- Service fees	-	23,833
- Website development revenue	3,665	15,266
Total Revenues from Discontinued Operations	7,153	112,440

Total Revenues	$6,167,687	$15,768,015

Automobile transaction and related services

Sales of automobiles – The Company generates revenue from sales of automobiles to the customers of Jinkailong, Hunan Ruixi and Chengdu Mashangchuxing Automobile Leasing Co., Ltd. (“Mashang Chuxing”). The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong, who acts on behalf of its customers. The Company recognizes revenues when an automobile is delivered and control is transferred to the purchaser at a point in time. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

Operating lease revenues from automobile rentals –The Company generates revenue from sub-leasing automobiles from some online ride-hailing drivers or leasing its own automobiles. The Company recognizes revenue wherein an automobile is transferred to the leasee and the leasee has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period. Rental periods are short term in nature, generally are twelve months or less.

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

Service fees from automobile purchase services – Services fees from automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of these fees is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and an automobile is delivered to the purchaser at a point in time. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

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

Leases

The Company accounts for leases in accordance with ASC 842. The two primary accounting provisions the Company uses to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobile included in arrangements meeting these conditions are accounted for as sales-type leases. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

The Company excludes from the measurement of its lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

The Company considers the economic life of most of the automobiles to be three to five years, since this represents the most common lease term for its automobiles and the automobiles will be used for ride-hailing services. The Company believes three to five years is representative of the period during which an automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2021, the Company's pricing interest rate was 6.0% per annum.

(r)	Income taxes

Deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provisions or benefits for income taxes consists of tax estimated from taxable income plus or minus deferred tax expenses (benefits) if applicable.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2021 and 2020. As of March 31, 2021, the calendar years ended December 31, 2015 through 2020 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

(s)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments.

(t)	Share-based awards

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

(u)	Leases

The Company accounts for leases in accordance with ASC 842. Beginning in the year ended March 31, 2020, the Company entered into certain agreements as a lessor under which it leased automobiles for a short-term period (usually under 12 months) to ride-hailing car service drivers. The Company also entered into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the year ended March 31, 2021, the Company recognized impairment loss of $120,380 on its finance lease ROU assets.

(v)	Reclassification

Certain items of operating expenses in the consolidated statements of operations and comprehensive of comparative period have been reclassified to conform to the consolidated financial statements for the current period. The reclassification has no impact on net loss.

(w)	Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On March 31, 2021 and 2020, approximately $1,560,000 and $2,600, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On March 31, 2021 and 2020, approximately $2,339,000 and $820,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development. However, as the Company only commenced the automobile transaction and related services since November 2018, there was limited historic default data and other information to make an estimate on the expected credit losses. Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2021 and 2020, the Company provided an allowance for doubtful accounts of $78,167 and $379,689, respectively. For the years ended March 31, 2021 and 2020, the Company wrote off accounts receivable of $485,384 and $1,410,736, respectively, which represents due from automobile purchasers.

In measuring the credit risk of accounts receivables due from the borrowers and investors who formally used the Company’s discontinued P2P lending platform (the “P2P customers”), the Company mainly reflects the “probability of default” by the P2P customers on its contractual obligations and considers the current financial position of the P2P customers and the risk exposures to the P2P customers and its likely future development. Historically, most of the borrowers would pay the transaction fee within one year upon (i) disbursement of the proceeds for loans or (ii) full payment of principal and interest of loan. Most of investors would pay the service fee within one year upon receipt of their investment returns. On October 17, 2019, the Board approved the plan for the Company to discontinue and wind down its online lending services business. For the year ended March 31, 2021, no additional accounts receivable were written-off.

2)	Foreign currency risk

As of March 31, 2021 and 2020, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $2,073,000 and $818,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. RMB were appreciated from 7.08 RMB into US$1.00 at March 31, 2020 to 6.55 RMB into US$1.00 at March 31, 2021.

3)	VIE risk

The Company believes that the VIE Agreements and the Voting Agreements are in compliance with PRC law and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements.

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

The Company cannot assure that when conflicts of interest arise, the shareholders of Sichuan Senmiao or the other shareholders of Jinkailong will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. In addition, the Company’s ability to control Sichuan Senmiao and Jinkailong via the VIE Agreements and Voting Agreements may not be as effective as direct equity ownership.

Further, the VIE Agreements or the Voting Agreements may not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. If the VIE Agreements or the Voting Agreements were found to be in violation of any existing PRC laws and regulations, the PRC government could:

•	revoke the VIE’s business and operating licenses;
•	require the VIEs to discontinue or restrict operations;
•	restrict the Company’s right to collect revenues;
•	block the Company’s websites;
•	require the Company to restructure the operations in such a way as to compel the Company to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;
•	impose additional conditions or requirements with which the Company may not be able to comply; or
•	take other regulatory or enforcement actions against the Company that could be harmful to the Company’s business.

(x)	Recently issued accounting standards

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of this standard on January 1, 2021 did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows of the Company.

4.	BUSINESS COMBINATION

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the shareholders of XXTX entered into XXTX Increase Investment Agreement, a supplementary agreement related to XXTX Investment Agreement. Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the issuance date of these consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB19.8 million (approximately $3.0 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. The Company operates a ride-hailing platform through XXTX.

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

As of March 31, 2021, the Company acquired $8,065 in cash, net of cash paid to XXTX in the acquisition of XXTX. The remaining purchase consideration of approximately $0.3 million from XXTX Investment Agreement signed on September 11, 2020 and approximately $5.7 million additional capital investment from XXTX Increase Investment Agreement signed on February 5, 2020 mentioned above are expected to be paid by the Company by December 31, 2025.

Under ASC 805-30-30-1, goodwill is calculated as follows:

Fair value
Purchase consideration paid	$472,573
Fair value of non-controlling interest	326,570
Less: fair value of nets assets of XXTX:
Cash and cash equivalents	105,386
Other current assets	525,005
Plant and equipment	790
Intangible assets	265,536
Total assets	896,717
Total liabilities	(230,247)
Total fair value of net assets of XXTX	666,470
Goodwill as of the acquisiton date	132,673
Effect of exchange rate changes on goodwill	2,715
Goodwill as of March 31, 2021	$135,388

5.	DISCONTINUED OPERATIONS

On October 17, 2019, the Board approved the Plan under which the Company has discontinued and is winding down its online P2P lending services business. The Company determined that the continued operation of its online P2P lending services business was not viable in light of the tightened regulations on online peer-to-peer lending in China generally and the unofficial request from local regulator to reduce the Company’s online peer-to-peer lending transaction volume on a monthly basis. The Company also determined that the discontinuation of its online P2P lending services business would allow the Company to focus its resources on its automobile financing facilitation and transaction business. In connection with the Plan, the Company ceased facilitation of loan transactions on its online lending platform and assumed all the outstanding loans from investors on the platform. The decision and action taken by the Company of discontinuing the online lending services business represented a major shift that will have a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45.

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the winding down of the Company’s online P2P lending services business on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 in related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the year ended March 31, 2021.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in consolidated balance sheet as of March 31, 2021 and 2020.

Carrying amounts of major classes of assets included as part of discontinued operations:

	March 31	March 31,
	2021	2020
Current assets
Cash and cash equivalents	$-	$10,139
Prepayments, other receivables and other assets, net	393,348	816,441
Total current assets	393,348	826,580

Property and equipment, net	5,592	11,206

Total assets	$398,940	$837,786

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	March 31	March 31,
	2021	2020
Current liabilities
Accrued expenses and other liabilities	$2,288,066	$4,204,012
Due to stockholders	48,795	182,095
Due to related parties and affiliates	-	76,286
Lease liabilities	-	53,899
Total current liabilities	2,336,861	4,516,292

Total liabilities	$2,336,861	$4,516,292

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the consolidated statements of operations and comprehensive loss for years ended March 31, 2021 and 2020.

	For the Years Ended
	March 31,
	2021	2020
Revenues	$7,153	$112,440

Operating expenses
Selling, general and administrative expenses	(88,438)	(1,365,733)
Provision for doubtful accounts	-	(4,048,210)
Amortization of intangible assets	-	(32,401)
Impairments of intangible assets and goodwill	-	(265,525)
Total operating expenses	(88,438)	(5,711,869)

Loss from discontinued operations	(81,285)	(5,599,429)

Other income, net	19,309	12,402

Loss before income taxes	(61,976)	(5,587,027)

Income tax expenses	-	-

Net loss from discontinued operations attributable to stockholders	$(61,976)	$(5,587,027)

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of March 31, 2021 and 2020, accounts receivable were comprised of the following:

	March 31,	March 31,
	2021	2020
Receivables of automobile sales due from automobile purchasers	$760,126	$1,172,765
Receivables of service fees due from automobile purchasers	731,962	854,730
Receivables of online ride hailing fees from online ride-hailing drivers	162,197	-
Receivables of operating lease	170,707	-
Less: Unearned interest	(40,447)	(105,083)
Less: Allowance for doubtful accounts	(78,167)	(379,689)
Accounts receivable, net	$1,706,378	$1,542,723

Accounts receivable, net, current portion	$1,437,195	$660,645
Accounts receivable, net, non-current portion	$269,183	$882,078

Movement of allowance for doubtful accounts for the fiscal years ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Beginning balance	$379,689	$-
Addition	374,785	1,797,816
Recovery	(209,723)	-
Write off	(485,384)	(1,410,736)
Translation adjustment	18,800	(7,391)
Ending balance	$78,167	$379,689

7.	INVENTORIES

	March 31, 2021	March 31, 2020
Automobiles (i)	$127,933	$1,000,675

(i)	As of March 31, 2021, the Company owned three automobiles with a total value of $47,410 for sale, and six automobiles with a total value of $80,523 for either leasing or sale.

As of March 31, 2021 and 2020, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

8.	PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of March 31, 2021 and 2020, the prepayments, receivables and other assets were comprised of the following:

	March 31, 2021	March 31, 2020
Receivables from borrowers of online lending platform, net (i)	$393,348	$811,504
Prepayments for automobiles (ii)	1,026,802	365,932
Prepaid expenses (iii)	829,032	331,319
Receivables from aggregation platforms (iv)	867,614	-
Due from automobile purchasers, net (v)	504,792	1,385,352
Deposits (vi)	537,619	489,638
Value added tax (“VAT”) recoverable	99,445	146,964
Employee advances	9,739	11,937
Others	30,235	72,575
Total prepayments, receivables and other assets	4,298,626	3,615,221
Total prepayments, receivables and other assets - discontinued operations	(393,348)	(816,441)
Total prepayments, receivables and other assets - continuing operations	$3,905,278	$2,798,780

(i)	Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the Company’s discontinued P2P lending platform, which will be collected from related borrowers. As of March 31, 2021 and 2020, the Company recorded allowance of $3,894,011 and $3,688,800, respectively, against doubtful receivables.

(ii)	Prepayments for automobiles

The balance represented advanced payments in purchasing automobiles from auto dealers or other parties.

(iii)	Prepaid expense

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

(v)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2021 and 2020, the Company recorded allowance of $41,759 and $347,954, respectively, against doubtful receivables. During the years ended March 31, 2021 and 2020, the Company wrote off balance due from automobile purchasers of $468,077 and $1,227,894, respectively, and recorded additional allowances of $268,706 and $0, respectively, while recovered allowance against the balance due from automobile purchasers of $125,940 and $0, respectively.

(vi)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various financial institutions and Didi Chuxing Technology Co., Ltd., an online ride-hailing platform.

9.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2021	March 31, 2020
Leasehold improvements	$192,020	$177,659
Electronic devices	53,200	40,720
Office equipment, fixtures and furniture	104,735	79,271
Vehicles	3,778,811	320,949
Subtotal	4,128,766	618,599
Less: accumulated depreciation and amortization	(423,027)	(138,192)
Total property and equipment, net	3,705,739	480,407
Total property and equipment, net - discontinued operations	(5,592)	(11,206)
Total property and equipment, net - continuing operations	$3,700,147	$469,201

Depreciation expense from continuing operations for the years ended March 31, 2021 and 2020 amounted to $260,592 and $103,009, respectively. Depreciation expense from discontinued operations for years ended March 31, 2021 and 2020 amounted to $8,621 and $10,846, respectively.

10.	INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31, 2021	March 31, 2020
Software	$794,548	$791,216
Online ride-hailing platform operating licenses	297,258	-
Less: Accumulated amortization	(123,675)	(13,595)
Total intangible assets, net	$968,131	$777,621

Amortization expense from continuing operations totaled $107,765 and $283 for the years ended March 31, 2021 and 2020, respectively. Amortization expense from discontinued operations totaled $0 and $32,401 for the years ended March 31, 2021 and 2020, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending March 31, 2022	$148,288
Twelve months ending March 31, 2023	148,288
Twelve months ending March 31, 2024	142,473
Twelve months ending March 31, 2025	139,409
Twelve months ending March 31, 2026	89,673
Thereafter	300,000
Total	$968,131

11.	BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NON-CURRENT

The borrowings from certain financial institutions in China represented the short-term loans of $140,171 from a bank and the difference between the actual proceeds disbursed by the financial institution to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $215,453 as of March 31, 2021. Such borrowings totaled $355,624 and $290,974 bearing interest rates ranging between 6.2% and 8.1% per annum as of March 31, 2021 and 2020, respectively, of which $44,962 and $64,221, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the years ended March 31, 2021 and 2020 was $45,764 and $49,422, respectively.

12.	ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31, 2021	March 31, 2020
Payables to investors of online lending platform (i)	$1,795,066	$3,668,957
Payables to drivers from aggregation platforms (ii)	2,352,264	-
Deposits (iii)	1,639,681	543,843
Accrued payroll and welfare	1,306,509	890,912
Other payables (iv)	446,670	83,810
Loan repayments received on behalf of financial institutions (v)	839,770	374,535
Payables for expenditures on automobile transaction and related services	159,388	373,026
Accrued expenses	6,090	104,264
Other taxes payable	398,220	173,056
Total accrued expenses and other liabilities	8,943,658	6,212,403
Total accrued expenses and other liabilities - discontinued operations	(2,288,066)	(4,204,012)
Total accrued expenses and other liabilities - continuing operations	$6,655,592	$2,008,391

(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the Company’s discontinued P2P lending platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.

(ii)	The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.

(iii)	The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(iv)	The balance of other payables represented amount due to suppliers and vendors for operation purposes.

(v)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.

13.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $320,620 and $204,245 for the years ended March 31, 2021 and 2020, respectively, for continuing operations of the Company. The contributions made by the Company were $92,944 and $158,523 for the years ended March 31, 2021 and 2020, respectively, for the Company’s discontinued operations.

As of March 31, 2021 and 2020, the Company did not make adequate employee benefit contributions in the amount of $442,485 and $170,856, respectively, for continuing operations of the Company. As of March 31, 2021 and 2020, the Company did not make adequate employee benefit contributions in the amount of $566,140 and $454,151, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

14.	EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of March 31, 2021, there were 37,940 IPO Underwriter’s Warrants outstanding.

2019 Registered Direct Offering Warrants

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the year ended March 31, 2021, the change of fair value was a loss of $1,372,966 recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since March 31, 2020. During the year ended March 31, 2020, the change of fair value was a gain of $1,796,724 was recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since granted. At March 31, 2021 and 2020, the fair value of the derivative instrument totaled $243,840 and $342,530, respectively. The fair value of derivative instrument of $2,481,038 was allocated to additional paid-in-capital upon exercise of warrants as of the exercise date. Fair value of derivative instrument was allocated as the following exercise date:

Exercised date	Fair value of derivative instrument allocated to additional paid-in-capital
August 12, 2019	$699,523
August 13, 2019	262,108
October 9, 2019	49,122
July 9, 2020	56,662
October 20, 2020	315,790
November 24, 2020	197,926
November 25, 2020	414,425
February 25, 2021	486,854
Total	$2,482,410

Underwriters’ Warrants

The Company adopted the provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in connection with the direct equity offering with exercise prices denominated in US dollars are no longer considered indexed to the Company’s stock, as their exercise price is not in the Company’s functional currency (RMB), and therefore no longer qualify for the scope exception and must be accounted for as a derivative. The Underwriters’ Warrants are classified as liabilities under the caption “Derivative liabilities” in the consolidated statements of balance sheets and recorded at an estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the consolidated statements of operations and comprehensive income (loss) under the caption “Change in fair value of derivative liabilities.”

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the year ended March 31, 2021, the change of fair value was a loss of $455,162, recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. At March 31, 2021, the fair value of the derivative instrument totaled $397,525. The fair value of derivative instrument of $299,556 was allocated to additional paid-in-capital upon exercise of warrants on March 4, 2021.

February 2021 Registered Direct Offering Warrants

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

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 132%; risk free interest rate 0.46%; dividend yield of 0% and expected term of 5 years of the placement agent Warrants and ROFR Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $1.63 on February 10, 2021 which was the date the warrants were issued. Net proceeds were allocated as the follows:

Warrants	$755,273
Common stock	4,988,632
Total net proceeds	$5,743,905

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the year ended March 31, 2021, the change of fair value was a gain of $117,713 recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. At March 31, 2021, the fair value of the derivative instrument totaled $637,561.

The Company has warrants outstanding as follows:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2019	37,940	37,940	$4.80	3.96
Granted	2,594,850	2,594,850	$3.70	4.00
Forfeited	-	-	-	-
Exercised	(1,113,188)	(1,113,188)	-	-
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	1,100,609	1,100,609	$1.48	5.00
Forfeited	(3,132)	(3,132)	-	-
Exercised	(1,516,010)	(1,516,010)	-	-
Balance, March 31, 2021	1,101,069	1,101,069	$1.16	4.09

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the year ending March 31, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the issuance date of issuance of these consolidated financial statements, the first and second installment of RSUs with an aggregate of 63,637 was vested but has not been settled by the Company. The Company expects to settle the vested RSUs by issuance of shares of common stock within 2021 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2021, the Company has granted an aggregate of 303,788 RSUs and issued an aggregate of 169,015 shares upon vest under the Equity Incentive Plan. And 7,500 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

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

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted pursuant to this formula from $3.72 to $1.50 per share on December 20, 2019. The Company used the adjusted exercise price to value its derivative liability on its December 31, 2019 financial statements and reporting periods onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The exercise price of the Series A warrant was further adjusted to $0.50 per share on August 7, 2020 as a result of the Company’s issuance of shares of common stock in its underwritten public offering in August 2020, which has been recorded in the financial statements in the year ended March 31, 2021. In addition, the exercise price of the placement agent warrants from the June 2019 registered direct offering was voluntarily adjusted by the Company from $3.72 to $0.50 per share on August 18, 2020, which was in accordance with the terms of “Adjustment Upon Issuance of Shares of Common Stock” in the warrants purchase agreements.

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $3.72 to $0.0001 per share on August 12, 2019. The Company used the adjusted exercise price to value its derivative liability on its September 30, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. As of March 31, 2021, the Company has issued an aggregate of 1,113,188 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111, and forfeited the remaining 3,132 warrants as it expired on June 20, 2020.

Exercise of Warrants

On July 9, 2020, one of the holders of Series A warrants exercised the warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share generating gross proceeds of $75,000 to the Company.

On October 20, 2020, one of the holders of Series A warrants exercised the warrants to purchase 337,500 shares of the Company’s common stock at an exercise price of $0.50 per share generating gross proceeds of $168,750 to the Company.

On November 24, 2020, one of the holders of Series A warrants exercised the warrants to purchase 171,894 shares of the Company’s common stock at an exercise price of $0.50 per share generating gross proceeds of $85,947 to the Company.

On November 25, 2020, one of the holders of Series A warrants exercised the warrants to purchase 332,840 shares of the Company’s common stock at an exercise price of $0.50 per share generating gross proceeds of $166,420 to the Company.

On February 25, 2021, three of the holders of Series A warrants exercised the warrants to purchase 373,856 shares of the Company’s common stock at an exercise price of $0.50 per share generating gross proceeds of $186,928 to the Company.

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

Exercise of Underwriters’ Warrants

On March 4, 2021, two of the holders of underwriters’ warrants exercised the warrants on a “cashless” basis which irrevocably to convert their right to purchase 249,920 shares of the company under the original Purchase Warrant for 133,352 shares, as determined in accordance with the formula indicated on the notice of exercise.

February 2021 Registered Direct Offering

On February 8, 2021, the Company entered into a placement agency agreement with FT Global Capital, Inc., to act as exclusive placement agent in connection with the registered direct public offering. Pursuant to the terms of the placement agency agreement, the Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds raised in the Offering, and to reimburse the Placement Agent for certain expenses, including legal fees and expenses, up to $60,000 in the aggregate. The Placement Agent is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that the Placement Agent had introduced to the Company. On February 10, 2021, the Company completed the registered direct offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.7 million.

In connection with the offering, the Company issued the placement agent warrants to purchase up to 380,435 shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $1.38 per share and are exercisable on a “cashless” basis. In addition, the company issued The Benchmark Company, LLC and Axiom Capital Management, Inc. seven percent of the gross proceeds from the offering and warrants to purchase up to 152,174 shares of its common stock, in consideration for the termination of the ROFR (referred to Note 2.e). These warrants are exercisable for a period of five years from February 8, 2020 at a price of $1.725 per share.

Common stock issued for consulting services

On July 23, 2020, the Company entered into a consulting agreement with FirsTrust China Ltd. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain management, operation and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 500,000 shares of its common stock, par value $0.0001. These shares were valued at $445,000, based on the closing price of the Company’s common stock on July 23, 2020 of $0.89 per share. Pursuant to the agreement, these shares issued to the Consultant are not subject to vesting or forfeiture, and the Company has no recourse and no substantial disincentives against the Consultant if the services disrupt before the termination or expiration of the service period. As a result, these shares issued to the Consultant should be expensed on the date of issuance. For year ended March 31, 2021, these shares was recorded as stock compensation of $445,000, respectively.

15.	INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the years ended March 31, 2021 and 2020, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss from U.S for the year ended March 31, 2021 amounted to approximately $1.5 million. As March 31, 2021, the Company’s net operating loss carryforward for U.S. income taxes was approximately $3.8 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2021 and 2020, valuation allowances for deferred tax assets were approximately $0.80 million and $0.48 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, Yicheng, XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Years Ended March 31
	2021	2020
Current income tax expenses (benefit)	$14,627	$59,451
Deferred income tax expenses (benefit)	-	(26,267)
Total income tax expenses (benefit)	$14,627	$33,184

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended March 31,
	2021	2020
U.S. Statutory tax rate	21.0%	21.0%
Differential of PRC statutory tax rate	4.0%	4.0%
Permanent difference of write-off of receivables from guarantee of loans	(2.4)%	(15.5)%
Permanent difference of US (income) expenses not (taxable) deductible in PRC	(3.7)%	9.3%
Valuation allowance on deferred income tax asset	(17.2)%	(19.0)%
Others	(1.8)%	(0.6)%
Effective tax rate	(0.1)%	(0.8)%

As of March 31, 2021 and 2020, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $8.1 million and $1.7 million, respectively, which will expire starting from 2023 and ending in 2025. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,036,311 and $414,996 related to its operations in the PRC at March 31, 2021 and 2020, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $21,435 and $178,381 related to its operations in the PRC at March 31, 2021 and 2020, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2021	March 31, 2020
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,036,311		$414,996
Net operating loss carryforwards in the U.S.	798,489		477,247
Allowance for doubtful account	21,435		178,381
Less: valuation allowance	(2,856,235)		(1,070,624)
Deferred tax assets, net	$-		$-
Deferred tax liabilities:
Capitalized intangible assets cost	$45,146		$-
Deferred tax liabilities, net	$45,146	$

As of March 31, 2021 and 2020, the Company’s PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $10.4 million and $8.8 million, respectively, which will expire in 2023 to 2025. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At March 31, 2020 and 2021, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2021	March 31, 2020
Net operating loss carryforwards in the PRC	$2,595,919	$2,206,673
Less: valuation allowance	(2,595,919)	(2,206,673)
	$-	$-

16.	RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances

1)	Due from related parties

As of March 31, 2021 and 2020, balances due from related parties were $24,311 and $12,341, respectively, and represented operation costs of four related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $15,261 and $14,120 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes as of March 31, 2021 and 2020, respectively. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

Due to stockholders comprised of amounts payable to two stockholders named below and are unsecured, interest free and due on demand.

	March 31, 2021	March 31, 2020
Jun Wang	$48,795	$73,384
Xiang Hu	-	108,711
Total due to stockholders	$48,795	$182,095
Total due to stockholders – discontinued operations	(48,795)	(182,095)
Total due to stockholders – continuing operations	$-	$-

3)	Due to related parties and affiliates

	March 31, 2021	March 31, 2020
Loan payable to related parties (i)	$182,281	$202,487
Others (ii)	170,546	26,478
Total due to related parties and affiliates	352,827	228,965
Total due to related parties and affiliates – discontinued operations	-	(76,286)
Total due to related parties and affiliates – continuing operations	$352,827	$152,679

(i)	As of March 31, 2021 and 2020, the balances represented borrowings from three related parties, which are unsecured, interest free and due in the fiscal year of 2021.

(ii)	As of March 31, 2021 and 2020, the balances represented $170,546 and 26,478, respectively of payables to five other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the years ended March 31, 2021 and 2020 were $0 and $29,944, respectively.

2.	Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2021, the outstanding balances due to these two stockholders in the discontinued operations were $48,795 and $0, respectively. As of March 31, 2020, the outstanding balances in the discontinued operations to these two stockholders were $73,384 and $108,711, respectively.

The Company entered into two office lease agreements with a stockholder of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. As of March 31, 2021 and 2020, operating lease right-of-use assets of these leases in the continuing operations amounted to $475,408 and $105,432, respectively. As of March 31, 2021 and 2020, current leases liabilities of these leases in the continuing operations amounted to $161,818 and $78,482, respectively. Non-current lease liabilities of these leases in the continuing operation amounted to $285,371 and $0 as of March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, current leases liabilities of these leases in the discontinued operations amounted to $0 and $53,899, respectively. For the years ended March 31, 2021 and 2020, the Company incurred $121,012 and $109,896, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of March 31, 2021 and 2020, operating lease right-of-use assets of this lease in the continuing operations amounted $104,959 and $130,873, respectively. As of March 31, 2021, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $81,908 and $56,178, respectively. As of March 31, 2020, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $73,173 and $88,349, respectively. For the years ended March 31, 2021 and 2020, the Company incurred expense of $44,169 and $41,661 in rent to Dingchentai, respectively.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the year ended March 31, 2021, the Company paid automobile maintenance fees of $29,801 and $545,335 to those companies as mentioned above, respectively.

17.	LEASES

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

Lessee

As of March 31, 2021 and 2020, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of March 31, 2021, the average remaining operating and finance lease term of its existing leases is 2.1 and 1.5 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Years Ended
	Classification	March 31, 2021	March 31, 2020
Operating lease cost
Lease expenses	Selling, general and administrative	$396,276	$378,499
Finance lease cost
Amortization of leased asset	Cost of revenue	2,441,873	941,796
Amortization of leased asset	Selling, general and administrative	1,656,336	791,670
Interest on lease liabilities	Interest expenses on finance leases	733,202	373,407
Total lease expenses		$5,227,687	$2,485,372

Operating lease expenses from continuing operations totaled $396,276 and $294,127 for the years ended March 31, 2021 and 2020, respectively. Operating lease expenses from discontinued operations totaled $0 and $84,372 for the years ended March 31, 2021 and 2020, respectively. Interest expenses on finance leases from continuing operations totaled $733,202 and $373,407 for the years ended March 31, 2021 and 2020, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease payments	Finance lease payments	Total
Twelve months ending March 31, 2022	$443,183	$6,580,777	$7,023,960
Twelve months ending March 31, 2023	351,165	1,275,765	1,626,930
Twelve months ending March 31, 2024	206,320	8,561	214,881
Twelve months ending March 31, 2025	85,893	-	85,893
Twelve months ending March 31, 2026	43,633	-	43,633
Total lease payments	1,130,194	7,865,103	8,995,297
Less: discount	(71,567)	(435,607)	(507,174)
Present value of lease liabilities	$1,058,627	$7,429,496	$8,488,123

18.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On January 19 and February 22, 2021, the Company entered into two purchase contracts with an automobile dealer to purchase a total of 700 automobiles for the amount of approximately $11.6 million. Pursuant to the contracts, the Company is required to purchase 350 automobiles in cash with the amount of approximately $5.8 million. The remaining 350 automobiles purchase commitment with the amount of approximately $5.8 million shall be purchased with financing option through the dealer’s designated financial institutions. As of the issuance date of these consolidated financial statements, 200 automobiles have been purchased in cash and delivered to the Company. As the Company is in process of getting approval from the dealer’s designated financial institutions in financing the 350 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, the Company expects the purchase to be completed by the end of 2021.

Contingencies

In measuring the credit risk of guarantee services to automobile purchasers, the Company primarily reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers default on their payments for more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance when necessary, as the Company is the guarantor of the loans.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and tendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the years ended March 31, 2021 and 2020, the Company recognized an estimated provision loss of approximately $199,000 and $225,000, respectively for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of March 31, 2021, the maximum contingent liabilities the Company would be exposed to was approximately $12,763,000 (including approximately $68,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $8,615,000 as of March 31, 2021, based on the market price and the useful life of such collateral, which represents approximately 67.5% of the maximum contingent liabilities. As of March 31, 2021, approximately $3,890,000, including interests of approximately $233,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 epidemic in China.

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

Langyue did not pay Impawn the monthly installment of June 2020 timely. In July 2020, Impawn sent the Collection Letter and Notice to Langyue to demand payment of the interest and penalty of RMB100,300 (approximately $14,330). On September 18, 2020, Impawn initiated a legal action with the People's Court of Sichuan Pilot Free Trade Zone (the “Court”) for an order to collect and enforce the repayment of the total outstanding principal, interest and penalty for an aggregate of RMB9,992,728 (approximately $1,428,000) and other expenses by freezing all bank accounts of Langyue and all related guarantors. On October 14, 2020, the cash in the bank accounts of Jinkailong, totaling RMB175,335 (approximately $25,050) was frozen by the Court and became restricted cash accordingly. On January 7, 2021, bank account was frozen mentioned above has been fully released.

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $614,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $92,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of March 31, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB2,163,000 (approximately $330,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Therefore, Jinkailong recorded the additional $94,000 for the gap between the total amount to be paid pursuant to the Settle Agreement and the remaining principal of loans from Impawn as guarantee expenses in the consolidated financial statements. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,346,000 to Impawn in the future.

From time to time, the Company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. Except the contingent liabilities for Langyue, other amounts accrued, as well as the total amount of reasonable possible losses with the respect to such matters, individually and in the aggregate, are not deemed to be material to the interim consolidated financial statements.

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

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the year ended March 31, 2021:

	For the Year Ended March 31, 2021
	Automobile Transaction and Related Services	Online ride-hailing platform Services	Unallocated	Consolidated
Revenues	$5,257,280	$903,254	$-	$6,160,534
Loss from operations	$(6,126,494)	$(1,894,971)	$(2,163,078)	$(10,184,543)
Loss before income taxes	$(7,009,570)	$(1,703,551)	$(3,872,915)	$(12,586,036)
Net loss	$(7,024,200)	$(1,703,551)	$(3,872,912)	$(12,600,663)

Details of the Company's revenue by segment are set out in Note 2(g).

As of March 31, 2021, the Company’s total assets were comprised of, $16,227,836 for automobile transaction and related services, $3,254,822 for online ride-hailing platform services and $2,421,681 unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented.

20.	PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,609,778	$2,590
Due from subsidiaries	8,170,057	2,575,039
Prepayments, other receivables and other assets, net	136,901	92,375
Total Current Assets	9,916,736	2,670,004

Other Assets
Intangible assets	675,000	750,000
Total Assets	$10,591,736	$3,420,004

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other liabilities	$-	$128,796
Derivative liabilities	1,278,926	342,530
Total Current Liabilities	1,278,926	471,326

Other Liabilities
Excess of investments in subsidiaries	3,456,097	144,980
Total Liabilities	4,735,023	616,306

Commitments and Contingencies

Stockholders' Equity
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 49,780,725 and 29,008,818 shares issued and outstanding at March 31, 2021 and 2020, respectively)	4,978	2,901
Additional paid-in capital	40,755,327	27,013,137
Accumulated deficit	(34,064,921)	(23,704,863)
Accumulated other comprehensive loss	(838,671)	(507,478)
Total Senmiao Technology Limited Stockholders' Equity	5,856,713	2,803,697

Total Liabilities and Equity	$10,591,736	3,420,004

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2021	2020
General and administrative expenses	$(2,070,303)	$(1,215,156)
Other Income, net	582	359
Change in fair value of derivative liabilities	(1,710,415)	1,796,724
Equity of losses in subsidiaries	(6,579,922)	(9,255,252)
Net loss	(10,360,058)	(8,673,325)
Foreign currency translation adjustment	(331,193)	(78,707)
Comprehensive loss attributable to stockholders	$(10,691,251)	$(8,752,032)

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(10,360,058)	$(8,673,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	6,579,922	9,255,252
Amortization of intangible asset	75,000	-
Stock compensation expense	445,000	133,150
Change in fair value of derivative liabilities	1,710,415	(1,796,724)
Change in operating assets and liabilities
Prepayments, receivables and other assets	(44,526)	115,952
Accrued expenses and other liabilities	(65,495)	(109,176)
Net Cash Used in Operating Activities	(1,659,742)	(1,074,871)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(470,000)
Working capital contribution for subsidiaries	(3,600,000)	(5,470,082)
Net Cash Used in Investing Activities	(3,600,000)	(5,940,082)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in an underwritten public offering	5,261,297	-
Net proceeds from exercise of underwriters’ over-allotment option	837,000	-
Net proceeds from issuance of common stock and warrants in a registered direct public offering	5,743,905	5,142,124
Net proceeds from issuance of common stock upon warrants exercised	683,046	111
Borrowings to subsidiaries	(5,658,318)	(675,039)
Release of escrow receivable	-	600,000
Net Cash Provided by Financing Activities	6,866,930	5,067,196

Net increase (decrease) in cash and cash equivalents	1,607,188	(1,947,757)
Cash and cash equivalents, beginning of year	2,590	1,950,347
Cash and cash equivalents, end of year	$1,609,778	$2,590

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

Non-cash Transaction in Investing and Financing Activities
Prepayments in exchange of intangible assets	$-	$280,000
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$997,193	$3,150,006
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$1,771,213	$1,010,752
Issuance of restricted stock units from accrued expenses and other liabilities	$-	$44,200

a)	Basis of presentation

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

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the year ending March 31, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of March 31, 2021 no RSUs have been vested. As of the issuance date of issuance of these consolidated financial statements, the first installment of RSUs vested but has not been settled by the Company. The Company expects to settle the vested RSUs by issuance of shares of common stock within 2021 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

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

The Series A warrants are exercisable immediately upon issuance at an exercise price of $3.72 per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $1.50 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted pursuant to this formula from $3.72 to $1.50 per share on December 20, 2019. The Company used the adjusted exercise price to value its derivative liability on its December 31, 2019 financial statements and reporting periods onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The exercise price of the Series A warrant was further adjusted to $0.50 per share on August 7, 2020 as a result of the Company’s issuance of shares of common stock in its underwritten public offering in August 2020, which has been recorded in the financial statements in the year ended March 31, 2021. In addition, the exercise price of the placement agent warrants from the June 2019 registered direct offering was voluntarily adjusted by the Company from $3.72 to $0.50 per share on August 18, 2020.

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 1,116,320. Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $3.72 to $0.0001 per share on August 12, 2019. The Company used the adjusted exercise price to value its derivative liability on its September 30, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. As of March 31, 2021, the Company has issued an aggregate of 1,113,188 shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

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

February 2021 Registered Direct Offering

On February 8, 2021, the Company entered into a placement agency agreement with FT Global Capital, Inc., to act as exclusive placement agent in connection with the registered direct public offering. Pursuant to the terms of the placement agency agreement, the Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds raised in the Offering, and to reimburse the Placement Agent for certain expenses, including legal fees and expenses, up to $60,000 in the aggregate. The Placement Agent is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that the Placement Agent had introduced to the Company. On February 10, 2021, the Company completed the registered direct offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.7 million.

In connection with the offering, the Company issued the placement agent warrants to purchase up to 380,435 shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $1.38 per share and are exercisable on a “cashless” basis. In addition, the company issued The Benchmark Company, LLC and Axiom Capital Management, Inc. seven percent of the gross proceeds from the offering and warrants to purchase up to 152,174 shares of its common stock, in consideration for the termination of the ROFR. These warrants are exercisable for a period of five years from February 8, 2020 at a price of $1.725 per share.

21.	SUBSEQUENT EVENTS

May 2021 Registered Direct Offering

On May 13, 2021, the Company completed a registered direct offering of 5,531,916 shares of the Company’s common stock at $1.175 per share, pursuant to a securities purchase agreement with certain purchasers dated May 11, 2021. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 5,531,916 shares of common stock at an exercise price of $1.05 per share. The warrants have a term of five years and are exercisable at any time on or after the issuance date. In connection with the offering, the Company paid the placement agent cash commission of approximately $487,500 and issued to it warrants to purchase up to 414,894 shares of common stock at an exercise price of $1.05 per share, which warrants will be exercisable at any time on or after the issuance date and expire on the fifth year anniversary of their issuance. The warrants will be fair valued on the transaction date and accounted for as a derivative liability.

Exercise of Warrants

On April 23, 2021, one of the holders of Series A warrants exercised the warrants to purchase 44,029 shares of the Company’s common stock at an exercise price of $0.50 per share, generating gross proceeds of approximately $22,015 to the Company.

Termination of JKL Investment

On July 2 2021, Hunan Ruixi, other shareholders of Jinkailong and Hongyi signed a termination agreement to terminate the investment by Hongyi on Jinkailong.

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

Management's Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2021 due to the following material weaknesses:

•	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;

•	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;

•	We did not establish and perform periodic review and in-time recertification of unauthorized access to the financial system;

•	We are lacking adequate policies and procedures in our data management, backup and recovery; and

•	We did not establish and perform appropriate regular monitoring and testing on the security of our financial system.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2021, we have hired new accounting staff and are in the progress of improving our system security environment and conducting regular backup plans and penetration testing to ensure network and information security. We also kept refining the operational and financial system for our businesses to warn of risks and support management’s ability to make significant decisions. We are developing as well as a comprehensive system which could combine interactive information between our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. As of March 31, 2021, we have completed the following remediation:

•	We have improved the communication to the Board and obtain proper approval for the material transaction.

We plan to address the weaknesses identified above by implementing the following measures:

(i)	hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;

(ii)	Ameliorating our internal audit or engaging an external consulting firm, to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and

(iii)	improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	38	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	33	Chief Financial Officer and Treasurer
Chunhai Li	36	Chief Technology Officer
Haitao Liu	49	Chief Operating Officer
Xiaojuan Lin	56	Director
Trent D. Davis	53	Director
Sichun Wang	33	Director
Jie Gao	42	Director

Xi Wen has been serving as President, Secretary and Director of the Company since June 2017, was appointed as Chairman of the board on July 20, 2017 and our Chief Executive Officer on August 1, 2018. Mr. Wen has over 10 years of experience in finance and investment management. He has been serving as Executive Director of Sichuan Senmiao since February 2017, in charge of all aspects of Senmiao's operations. Immediately prior to joining Senmiao, Mr. Wen served as a director of Chenghexin, where he was responsible for overseeing the operations of the Aihongsen lending platform from May 2015 to February 2017. He also founded Chengdu Fubang Zhuoyue Investment Co. in September 2013 and served as General Manager until May 2015. From January 2009 to August 2013, Mr. Wen was the General Manager of Chengdu Haiyuan Trading Co., Ltd., in charge of the company’s daily operations. Mr. Wen holds a Bachelor’s degree in Business and Economics from Manchester Metropolitan University in Manchester, United Kingdom. Mr. Wen is qualified to serve on our board of directors due to his knowledge of our businesses and expertise in business management, finance and investment.

Xiaoyuan Zhang has been serving as our Chief Financial Officer since September 17, 2018. She has served as a director and the chairperson of the Audit Committee of Color Star Technology Co., Ltd. (Nasdaq: CSCW), a provider of online and offline education services in China, since July 2019 to March 29, 2021. Ms. Zhang previously served as Senior Auditor and Assurance Manager of Ernst & Young Hua Ming LLP, Chengdu Branch, from October 2010 to September 2018 where she participated in audits of several public companies listed in China, Hong Kong and Singapore, as well as large state-owned and foreign investment enterprises. Ms. Zhang received her dual bachelor’s degrees in accounting and law from Southwestern University of Finance and Economics in Chengdu, China. Ms. Zhang is an intermediate accountant and a Certified Public Accountant of the Chinese Institute of Certified Public Accountants.

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

Haitao Liu has been serving as the Chief Executive Officer of Sichuan Senmiao since August 1, 2018. On September 10, 2020, Mr. Haitao Liu tendered his voluntary resignation as Chief Executive Officer of Sichuan Senmiao. On the same date, the Board appointed Mr. Haitao Liu to serve as the Company’s Chief Operating Officer. Mr. Liu previously served as Chief Executive Officer of Shenzhen Qianhai Tuteng Internet Financial Services Co., Ltd., a peer-to-peer online lending company specialized in auto loans, from May 2015 to April 2018. Prior to that, he served as the Deputy General Manager of Chengdu High-Tech Zone Xingrui Microfinance Co., Ltd., a company offering loans to small businesses and individuals, from May 2012 to April 2015, as the Chief Financial Officer of Sichuan Information Industry Co., Ltd., an information technology company, from July 2006 to May 2012, and as the Deputy General Manager of Sichuan Zhongxin Hengde CPA Co., Ltd. from June 2000 to July 2006. He also served as a civil servant in Chenghua District People’s Government of Chengdu from June 1993 to June 2000. Mr. Liu received a master’s degree in EMBA (Finance) from Southwestern University of Finance and Economics, a bachelor’s degree in Business Administration from Southwest Jiaotong University and an associate degree in Commercial Economy from Southwestern University of Finance and Economics in China.

Xiaojuan Lin has been a director of the Company since July 20, 2017. Since March 2011, Ms. Lin has been the legal representative and Executive General Manager of Hunan Dinchentai Investment Co. Ltd. She previously served as Deputy General Manager and Finance Manager of Hunan Xinhongxin Group from April 2004 to February 2010 where she was in charge of the group's finance, tax and accounting matters. From August 2000 to March 2004, Ms. Lin served as Finance Manager for Northwest Region at Tianjin Jiashijian Commercial Group, where she managed the group's finance, tax and accounting matters. She also acted as Budgeting and Accounting Manager of Cygent Hotel from 1986 to 2000. Ms. Lin holds a Bachelor’s degree in Statistics from Hunan Finance University in Hunan, China. She is a Certified Public Accountant in China. Ms. Lin is qualified to serve on our board of directors due to her expertise in accounting and finance.

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
5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2021 and 2020. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xi Wen	2021	188,287	45,000	5,500	—	—	—	—	238,787
Chief Executive Officer, Chairman, President and Secretary	2020	156,319	—	31,050	—	—	—	—	187,369	(1)

Xiaoyuan Zhang, Chief Financial	2021	79,488	4,125	—	—	—	—	—	83,613
Officer and Treasurer	2020	71,280	—	—	—	—	—	—	71,280

Chunhai Li, Chief Technology	2021	55,013	1,375	—	—	—	—	—	56,388
Officer	2020	45,616	—	—	—	—	—	—	45,616

Haitao Liu	2021	79,459	2,750	—	—	—	—	—	82,209
Chief Operating Officer (3)	2020	71,280	—	—	—	—	—	—	71,280

(1)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman and executive officer. Mr. Wen did not receive any compensation for his services as President and Secretary until June 20, 2019.
(2)	Except Mr. Wen’s salaries paid for his services as Chief Executive Officer of the Company, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB6.7960 to US$1.00 for the year ended March 31, 2021 and RMB6.9472 to US$1.00 for the year ended March 31, 2020.
(3)	On September 10, 2020, Mr. Haitao Liu tendered his voluntary resignation as Chief Executive Officer of Sichuan Senmiao. On the same date, the Board appointed Mr. Haitao Liu to serve as the Company’s Chief Operating Officer.

Employment Agreements and Potential Payments Upon Termination

Xi Wen, Chief Executive Officer, Chairman of the Board, President and Secretary

On May 27, 2019, the Company and Mr. Wen entered into an employment agreement (the “Wen Agreement”) to memorialize the compensation arrangement and the other terms of Mr. Wen’s continuing employment with the Company and Sichuan Senmiao. Under the Wen Agreement, Mr. Wen is entitled to the following compensation: (i) an annual salary of US$100,000 for his service as Chief Executive Officer of the Company, payable quarterly in arrears, starting upon the Company’s receipt of proceeds from a financing of at least $1,000,000; (ii) an annual salary of RMB600,000 (approximately US$87,354) for his service as the Executive Director for Sichuan Senmiao, payable monthly in arrears starting upon the Company’s receipt of proceeds from a financing of at least $1 million; and (iii) a cash bonus of up to US$50,000 for his services as Chief Executive Officer of the Company for the fiscal year ended March 31, 2020 upon satisfaction of the performance targets as reviewed by the Compensation Committee.

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

Haitao Liu, Chief Executive Officer of Sichuan Senmiao

Mr. Liu serves as the Chief Executive Officer of Sichuan Senmiao pursuant to his employment agreement with Sichuan Senmiao, dated August 1, 2018. The term of his employment was for one year, subject to a one-month probation period. He is entitled to a monthly salary of RMB45,000 (approximately US$6,551) except that he will receive RMB36,000 (approximately US$5,241) for his probation period. The employment may be terminated (i) by mutual consent, (ii) immediately for cause by Sichuan Senmiao, (iii) for incapacity after non-work related illness or injury by Sichuan Senmiao with a 30-day prior written notice or a one-month salary as severance payment, (iii) by a 30-day prior written notice from Mr. Liu and a three-day prior notice during the probation period, or (iv) immediately for cause by Mr. Liu. In connection with the employment agreement, Mr. Liu and Sichuan Senmiao entered into a confidentiality agreement, pursuant to which Mr. Liu agreed not to release or disclose Sichuan Senmiao's confidential information.

Despite the expiration of his employment agreement, Mr. Liu has agreed to continue to serve as the Chief Executive Officer of Sichuan Senmiao as well as assist to oversee our Automobile Transaction and Related Services after the discontinuation of our P2P business under the same terms of his employment agreement.

On September 10, 2020, Mr. Haitao Liu tendered his voluntary resignation as Chief Executive Officer of Sichuan Senmiao. On the same date, the Board appointed Mr. Haitao Liu to serve as the Company’s Chief Operating Officer. Effective September 11, 2020, the Company and Mr. Liu entered into an employment agreement (the “Liu Agreement”). Under the Liu Agreement, Mr. Liu is entitled to an annual salary of RMB540,000 (approximately $77,000) for his service as Chief Operating Officer of the Company. He is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. His employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2021, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2021, except that the compensation of Xi Wen as a director is included in “– Summary Compensation Table”:

	Fees earned or paid in cash $	Stock awards $	Option awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $

Xiaojuan Lin	20,000	5,500	-	-	-	-	25,500
Trent Davis	40,000	5,500	-	-	-	-	45,500
Sichun Wang	20,000	5,500	-	-	-	-	25,500
Jie Gao	20,000	5,500	-	-	-	-	25,500

Each of our directors receives an annual retainer of $20,000 except that Mr. Trent receives an annual retainer of $40,000. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 RSUs to directors, officers and certain employees as stock compensation for their services for the year ending March 31, 2021. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee.

As of March 31, 2021, the first installment of RSUs vested but has not been settled by the Company and the Company accounted for the vested RSUs as expenses and charged to common stock. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. Total compensation expense for the year ended March 31, 2021 was $35,000. The Company expects to settle the vested RSUs by issuance of shares of common stock within 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On July 7, 2021, there were 55,409,930 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	10,575,000	19.1%
Officers and Directors
Xiaoyuan Zhang (3)	6,818	*
Haitao Liu (4)	4,546	*
Chunhai Li (5)	2,273	*
Xi Wen (6)	1,167,144	2.1%
Xiaojuan Lin (7)	44,394	*
Trent D. Davis (7)	44,394	*
Jie Gao (8)	39,394	*
Sichun Wang (8)	39,394	*
All directors and executive officers as a group (eight individuals)	1,348,356	2.4%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.
(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 10,575,000 shares of common stock of the Company.
(3)	Represents 6,818 shares of common stock underlying 6,818 RSUs, all of which RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(4)	Represents 4,546 shares of common stock underlying 4,546 RSUs, all of which RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(5)	Represents 2,273 shares of common stock underlying 2,273 RSUs, all of which RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(6)	Includes 1,122,750 shares of common stock of the Company held in the name of Mr. Wen’s spouse and 44,394 shares of common stock underlying 44,394 RSUs, of which, 9,091 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(7)	Represents 44,394 shares of common stock underlying 44,394 RSUs, of which, 9,091 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(8)	Represents 39,394 shares of common stock underlying 30,303 RSUs, of which, 9,091 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

In December 2017, Sichuan Senmiao entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to Sichuan Senmiao for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2021, the outstanding balances due to these two stockholders in the discontinued operations were $48,795 and $0, respectively.

During the year end March 31, 2021, we entered into two office lease agreements with a shareholder of Sichuan Senmiao. which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, we entered into an additional office lease with the shareholder, which was set to expire on February 1, 2026. For the years ended March 31, 2021, we incurred $121,012 in rental expenses to the shareholder.

In September 2019, Hunan Ruixi entered into an office lease agreement which was set to expire in October, 2023 with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a Company where one of our independent directors serves as legal representative and general manager. The rent was approximately $44,250 per year, payable on a quarterly basis. For the year ended March 31, 2021, we incurred expense of $44,169 in rent to Dingchentai.

In June 2019 and January 2020, we entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, the companies which are controlled by one of the noncontrolling shareholder of Jinkailong. During the year ended March 31, 2021, we paid automobile maintenance service fees of an aggregate of $29,801 and $545,335 to those companies, respectively.

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

Fee Category	Fiscal Year Ended March 31, 2021	Fiscal Year Ended March 31, 2020
Audit Fees (1)	$261,000	$261,755
Audit-Related Fees (2)	$82,000	$50,000
Tax Fees (3)	$6,965	$22,400
All Other Fees (4)	$-	$-

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Form of Series A Warrant, incorporated herein by reference to Exhibit 4.1 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.2	Form of Series B Warrant, incorporated herein by reference to Exhibit 4.2 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.3	Form of Placement Agent Warrant, incorporated herein by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by the Company with the SEC on June 18, 2019

4.4	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated herein by reference to Exhibit 4.4 on the Annual Report on Form 10-K filed by the Company with the SEC on July 9, 2020

4.5	Form of Warrant relating to the August 2020 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

4.6	Form of Placement Agent Warrant relating to the February 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2021

4.7	Form of the Investor’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

4.8	Form of the Placement Agent’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.1	Exclusive Business Cooperation Agreement, dated September 18, 2017, by and between Sichuan Senmiao Zecheng Business Consulting Co., Ltd. and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.2	Form of Equity Interest Pledge Agreement by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.3	Exclusive Option Agreement, dated September 18, 2017, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Sichuan Senmiao Ronglian Technology Co., Ltd. and each equity holder of Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.4	Form of Power of Attorney, incorporated herein by reference to Exhibit 10.4 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.5	Timely Reporting Agreement, dated September 18, 2017, by and between Sichuan Senmiao Ronglian Technology Co., Ltd. and the Company, incorporated herein by reference to Exhibit 10.5 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.7	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Senmiao Consulting, as tenant, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.8	Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Sichuan Senmiao, as tenant, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.9	Employment Agreement, dated August 1, 2018, by and between Sichuan Senmiao and Haitao Liu, incorporated herein Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.10	Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.11	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.12	Loan Agreement, effective January 1, 2017, by and between Xiang Hu and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.22 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.13	Loan Agreement, effective January 1, 2017, by and between Jun Wang and Sichuan Senmiao Ronglian Technology Co., Ltd., incorporated herein by reference to Exhibit 10.23 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.14	Investment and Equity Transfer Agreement, dated as of November 21, 2018, by and among Senmiao Technology Limited, Hunan Ruixi Financial Leasing Co., Ltd., Hunan Ruipin Cultural Industry Co., Ltd., Luziyun International Group (Southeast Asia) Shares Limited and Chengdu Little Monkey Information and Technology Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2018

10.15	Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated August 26, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.16	Amendment to Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated October 16, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.17	Collaboration Agreement, dated August 13, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.18	Collaboration Agreement, dated December 6, 2019, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.19	Consulting Service Agreement, dated March 26, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.20	Voting Agreement, dated August 26, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.21	Amendment to the Voting Agreement, dated November 11, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.22	Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2019

10.23	Employment Agreement, dated as of September 17, 2018, by and between the Company and Xiaoyuan Zhang, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2018

10.24	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 18, 2019

10.25	Form of Lock-Up Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 18, 2019

10.26	Form of Leak-Out Agreement, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 18, 2019

10.27	Form of Hunan Ruixi Financial Leasing Contract, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.28	Form of Hunan Ruixi Service Agreement, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.29	Form of Jinkailong Automobile Affiliation Agreement, incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.30	Voting Agreement, dated February 13, 2020, by and between Hunan Ruixi Financial Leasing Co., Ltd. and Chengdu Simushi Technology Co., Ltd., incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 9, 2020

10.31	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.32	Employment Agreement, dated as of September 11, 2020, by and between the Company and Haitao Liu, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2020

10.33	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.34	Underwriting Agreement, dated August 4, 2020, by and among Senmiao Technology Limited, The Benchmark Company, LLC and Axiom Capital Management, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

10.35	Form of Placement Agent Agreement relating to the February 2021 offering, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on Febuary 9, 2021

10.36	Form of Securities Purchase Agreement relating to the February 2021 offering, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on Febuary 9, 2021

10.37	Form of Lock-up Agreement relating to the February 2021 offering, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on Febuary 9, 2021

10.38	Form of Securities Purchase Agreement relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.39	Placement Agency Agreement dated May 11,2021 (including Form of Lock-Up Agreement in the exhibit) relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.40	English Translation of the Investment Agreement, dated September 11, 2020, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders*

10.41	English Translation of the Supplementary Agreement to the Investment Agreement, dated February 5, 2021, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders*

10.42	English Translation of the Termination Agreement of the Investment Agreement, dated July 2, 2021, by and among Hongyi Industry Group Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and its shareholders*

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

21.1	List of Subsidiaries*

23.1	Consent of Friedman LLP*

109

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2021	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
Xi Wen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Xiaoyuan Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	July 8, 2021
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	July 8, 2021
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	July 8, 2021
Trent Davis

/s/ Xiaojuan Lin	Director	July 8, 2021
Xiaojuan Lin

/s/ Sichun Wang	Director	July 8, 2021
Sichun Wang

/s/ Jie Gao	Director	July 8, 2021
Jie Gao