Form 10-Q
period 2021-06-30
Senmiao Technology Ltd
filed 2021-08-16
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

OR

◻    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧   No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧   No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻    No ⌧

As of August 13, 2021, there were 55,409,930 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including but not limited to, the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. We have based these forward-looking statements largely on management’s current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. However, actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to expand our automobile transaction and related services business and our ride-hailing platform business in China;
●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
●	the impact by public health epidemics, including the COVID-19 pandemic as manifested in China, on the industries we operate in and our business, results of operations and financial condition;
●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
●	the growth or lack of growth of China’s ride-hailing, automobile financing and leasing industries;
●	taxes and other incentives or disincentives related to car purchases and ownership;
●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
●	changes in ride-hailing, transportation networks and other fundamental changes in transportation patterns in China;
●	our expectations regarding demand for and market acceptance of our products and services;
●	our expectations regarding our customer base;
●	our plans to invest in our automobile transaction and related services business and our ride-hailing platform business;
●	our ability to maintain positive relationships with our business partners;
●	competition in the ride-hailing, automobile financing and leasing industries in China;
●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I - FINANCIAL INFORMATION

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash, and cash equivalents	$4,037,518	$4,448,075
Accounts receivable, net, current portion	1,284,226	1,437,195
Inventories	255,954	127,933
Finance lease receivables, net, current portion	501,482	541,605
Prepayments, other receivables and other assets, net	4,560,491	3,905,278
Due from related parties	38,333	39,572
Current assets - discontinued operations	54,255	393,348
Total current assets	10,732,259	10,893,006

Property and equipment, net
Property and equipment, net	5,574,939	3,700,147
Property and equipment, net - discontinued operations	—	5,592
Total property and equipment, net	5,574,939	3,705,739

Other assets

Operating lease right-of-use assets, net	452,035	499,221
Operating lease right-of-use assets, net, related parties	718,804	580,367
Financing lease right-of-use assets, net	3,889,841	4,778,772
Intangible assets, net	935,122	968,131
Goodwill	—	135,388
Accounts receivable, net, noncurrent	111,591	269,183
Finance lease receivables, net, noncurrent	337,885	473,472
Total other assets	6,445,278	7,704,534

Total assets	$22,752,476	$22,303,279

LIABILITIES AND EQUITY （DEFICIENCY）
Current liabilities
Borrowings from financial institutions	$451,742	$310,662
Accounts payable	184,113	44,769
Advances from customers	154,779	155,586
Income tax payable	17,666	17,408
Accrued expenses and other liabilities	8,704,888	6,655,592
Due to related parties and affiliates	485,301	352,827
Operating lease liabilities	112,977	209,644
Operating lease liabilities - related parties	410,582	243,726
Financing lease liabilities	5,195,122	5,172,943
Derivative liabilities	6,164,941	1,278,926
Current liabilities - discontinued operations	934,524	2,336,861
Total current liabilities	22,816,635	16,778,944

Other liabilities
Borrowings from financial institutions, noncurrent	40,062	44,962
Operating lease liabilities, non-current	249,017	263,708
Operating lease liabilities, non-current - related parties	407,296	341,549
Financing lease liabilities, non-current	1,734,107	2,256,553
Deferred tax liability	45,659	44,993
Total other liabilities	2,476,141	2,951,765

Total liabilities	25,292,776	19,730,709

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 55,356,670 and 49,780,725 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively)	5,536	4,978
Additional paid-in capital	43,031,107	40,755,327
Accumulated deficit	(40,313,536)	(34,064,921)
Accumulated other comprehensive loss	(845,908)	(838,671)
Total Senmiao Technology Limited stockholders’ equity	1,877,199	5,856,713

Non-controlling interests	(4,417,499)	(3,284,143)

Total equity (deficiency)	(2,540,300)	2,572,570

Total liabilities and equity (deficiency)	$22,752,476	$22,303,279

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$1,850,075	$1,146,916
Cost of revenues	(3,779,346)	(800,256)
Gross profit (loss)	(1,929,271)	346,660

Operating expenses
Selling, general and administrative expenses	(3,683,277)	(1,960,425)
Provision for doubtful accounts, net of recovery	(45,553)	(128,612)
Impairments of long-lived assets and goodwill	(164,257)	—
Total operating expenses	(3,893,087)	(2,089,037)

Loss from operations	(5,822,358)	(1,742,377)

Other expense
Other expense, net	(56,659)	(6,076)
Interest expense	(14,696)	(20,648)
Interest expense on finance leases	(107,639)	(226,177)
Change in fair value of derivative liabilities	(1,369,284)	(282,980)
Total other expense, net	(1,548,278)	(535,881)

Loss before income taxes	(7,370,636)	(2,278,258)
Income tax expense	—	(6,272)
Net loss from continuing operations	(7,370,636)	(2,284,530)
Net loss from discontinued operations, net of applicable income taxes	—	(85,654)

Net loss	(7,370,636)	(2,370,184)
Net loss attributable to non-controlling interests from continuing operations	1,122,021	389,699

Net loss attributable to stockholders	$(6,248,615)	$(1,980,485)
Net loss	$(7,370,636)	$(2,370,184)

Other comprehensive income (loss)
Foreign currency translation adjustment	(18,572)	11,717
Comprehensive loss	(7,389,208)	(2,358,467)

less: Total comprehensive loss attributable to noncontrolling interests	(1,133,356)	(387,386)
Total comprehensive loss attributable to stockholders	$(6,255,852)	$(1,971,081)
Weighted average number of common stock
Basic and diluted	52,731,560	29,008,818

Loss per share – basic and diluted
Continuing operations	$(0.12)	$(0.07)

Loss per share -
Discontinued operations	$—	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended June 30, 2021 and 2020

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2020
					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	equity
	Shares	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	—	—	—	(1,980,485)	—	(389,699)	(2,370,184)
Foreign currency translation adjustment	—	—	—	—	9,404	2,313	11,717
BALANCE, June 30, 2020 (Unaudited)	29,008,818	$2,901	$27,013,137	$(25,685,348)	$(498,074)	$(1,718,726)	$(886,110)

	For the Three Months Ended June 30, 2021
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2021	49,780,725	$4,978	$40,755,327	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net loss	—	—	—	(6,248,615)		(1,122,021)	(7,370,636)
Exercise of Series A warrants into common stock	44,029	4	22,011	—	—	—	22,015
Fair value of derivative liabilities upon exerice of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock and warrants in a registered direct offerings, net of issuance costs	5,531,916	553	5,770,500	—	—	—	5,771,053
Fair value of warrants allocated to derivative liabilities	—	—	(3,562,404)	—	—	—	(3,562,404)
Foreign currency translation adjustment	—	—	—	—	(7,237)	(11,335)	(18,572)
BALANCE, June 30, 2021 (Unaudited)	55,356,670	$5,536	$43,031,107	$(40,313,536)	$(845,908)	$(4,417,499)	$(2,540,300)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,370,636)	$(2,370,184)
Net loss from discontinued operations	—	(85,654)
Net loss from continuing operations	(7,370,636)	(2,284,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	211,588	58,085
Amortization of right-of-use assets	1,182,825	880,785
Amortization of intangible assets	37,340	20,814
Provision for doutful accounts, net of recovery	45,553	128,612
Impairments of long-lived assets and goodwill	164,257	—
Change in fair value of derivative liabilities	1,369,284	282,980
Change in operating assets and liabilities
Accounts receivable	302,036	(94,912)
Inventories	(126,111)	(10,647)
Prepayments, other receivables and other assets	(1,186,463)	365,804
Finance lease receivables	190,695	(74,350)
Accounts payable	843,054	3,609
Advances from customers	(3,108)	42,437
Income tax payable	—	60
Accrued expenses and other liabilities	1,896,615	564,708
Operating lease liabilities	(118,341)	(81,842)
Operating lease liabilities - related parties	33,877	(18,502)
Net cash used in operating activities from continuing operations	(2,527,535)	(216,889)
Net cash (used in) provided by operating activities from discontinued operations	(1,107,924)	183,832
Net Cash Used in Operating Activities	(3,635,459)	(33,057)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,072,779)	(4,891)
Net cash used in investing activities from continuing operations	(2,072,779)	(4,891)
Net cash used in investing activities from discontinued operations	(1,395)	(70)
Net Cash Used in Investing Activities	(2,074,174)	(4,961)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	5,771,053	—
Net proceeds from issuance of common stock upon warrants exercised	22,015	—
Borrowings from financial instituition	258,001	122,406
Loan to related party	(8,654)	(19,693)
Borrowings from related parties and affiliates	125,493	—
Repayments to related parties and affiliates	—	(4,155)
Repayments of current borrowings from financial institutions	(127,098)	(23,739)
Principal payments of finance lease liabilities	(718,648)	(376,670)
Net cash provided by (used in) financing activities from continuing operations	5,322,162	(301,851)
Net cash provided by financing activities from discontinued operations	—	7,233
Net Cash Provided by (Used in) Financing Activities	5,322,162	(294,618)

Effect of exchange rate changes on cash and cash equivalents	(23,086)	10,239

Net decrease in cash and cash equivalents	(410,557)	(322,397)
Cash and cash equivalents, beginning of period	4,448,075	844,028
Cash and cash equivalents, end of period	4,037,518	521,631

Less: Cash and cash equivalents from discontinued operations	—	(5,033)
Cash and cash equivalents from continuing operations, end of period	$4,037,518	$516,598
Supplemental Cash Flow Information
Cash paid for interest expense	$14,696	$20,648
Cash paid for income tax	$—	$—
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$—	$1,780,027
Recognition of right-of-use assets and lease liabilities, related parties	$298,628	$—
Acquision of equipment through prepayment and financing lease receivables offset	$—	$85,455
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$3,562,404	$—
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$45,674	$—

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in two segments:

(i) automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), its wholly owned subsidiary, Hunan Ruixi Automobile Leasing Co., Ltd., a PRC limited liability company (“Ruixi Leasing”), and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).

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

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. Hunan Ruixi also controls Jinkailong through its 35% equity interest and voting agreements with Jinkailong's other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services. Yicheng holds a business license for automobiles sale and financial leasing and has been engaged in automobile sales since June 2019. The Company also has been engaged in operating leasing services through Jinkailong and Hunan Ruixi since March 2019.

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest accordingly. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB24.5 million (approximately $3.7 million) to XXTX and the remaining amount is expected to  be paid before December 31, 2025. As of June 30, 2021, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed Corenel, with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel has engaged in automobile operating leases since March 2021. In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co.,

Ltd. ("Xichuang"), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In April 2021, the Company formed Senmiao Technology (Hong Kong)., Ltd. (“Senmiao HK”), with a registered capital of $10,000 in Hongkong. The Company holds 99.99% of the equity interests of Senmiao HK.

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

Exclusive Business Cooperation Agreement

Pursuant to an Exclusive Business Cooperation Agreement entered by and among the Company, Senmiao Consulting, Sichuan Senmiao and each of Sichuan Senmiao Shareholders, Senmiao Consulting will provide Sichuan Senmiao with complete technical support, business support and related consulting services for 10 years ended September 18, 2027. The Sichuan Senmiao Shareholders and Sichuan Senmiao will not engage any third party for the same or similar consultation services without Senmiao Consulting's prior consent. Further, the Sichuan Senmiao Shareholders are entitled to receive an aggregate of 20,250,000 shares of common stock of the Company under the Exclusive Business Cooperation Agreement. Senmiao Consulting may terminate the Exclusive Business Cooperation Agreement at any time upon prior written notice to Sichuan Senmiao and the Sichuan Senmiao Shareholders.

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

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2021 and March 31, 2021 and 2020 are as follows:

	June 30, 2021	March 31, 2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$151,870	$134,776
Accounts receivable, net, current portion	729,890	935,165
Prepayments, other receivables and other assets, net	1,866,991	1,245,330
Other receivable - intercompany	2,428,232	1,815,250
Due from related parties	38,333	39,572
Current assets - discontinued operations (1)	234,710	571,172
Total current assets	5,450,026	4,741,265

Property and equipment, net:
Property and equipment, net	390,292	451,522
Property and equipment, net - discontinued operations	—	2,706
Total property and equipment, net	390,292	454,228

Other assets:
Operating lease right-of-use assets, net	250,759	265,470
Operating lease right-of-use assets, net, related parties	8,852	9,896
Financing lease right-of-use assets, net	3,353,184	4,201,693
Accounts receivable, net, non-current	78,706	207,240
Total other assets	3,691,501	4,684,299

Total assets	$9,531,819	$9,879,792

Current liabilities:
Borrowings from financial institutions	$451,742	$310,662
Advances from customers	50,169	45,413
Income tax payable	17,666	17,408
Accrued expenses and other liabilities	4,063,098	3,750,393
Other payable - intercompany	7,781,428	6,895,543
Due to related parties and affiliates	485,301	352,827
Operating lease liabilities	64,568	99,831
Operating lease liabilities - related parties	6,496	4,989
Financing lease liabilities	4,791,939	4,814,808
Current liabilities - discontinued operations (2)	934,524	2,372,652
Total current liabilities	18,646,931	18,664,526

Other liabilities:
Borrowings from financial institutions, non-current	33,867	38,857
Operating lease liabilities, non-current	167,387	167,822
Operating lease liabilities, non-current - related parties	2,624	3,850
Financing lease liabilities, non-current	1,600,633	2,037,609
Total other liabilities	1,804,511	2,248,138

Total liabilities	$20,451,442	$20,912,664
(1)	Includes intercompany receivables of $180,455 and $177,825 as of June 30, 2021 and March 31, 2021, respectively.
(2)	Includes intercompany payables of $0 and $35,790 as June 30, 2021 and March 31, 2021, respectively.

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's unaudited condensed consolidated financial statements for the three months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended
	June 30, 2021
	2021	2020
	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$1,832,488	$656,345
Net revenue from discontinued operations	$—	$2,080
Loss from operations from continuing operations	$(1,039,220)	$(1,393,669)
Loss from operations from discontinued operations	$—	$(86,358)
Net loss from continuing operations attributable to stockholders	$(873,156)	$(1,179,332)
Net loss from discontinued operations attributable to stockholders	$—	$(86,689)
Net loss attributable to stockholders	$(873,156)	$(1,266,021)

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) recurring losses from operations of approximately $7.4 million for the three months ended June 30, 2021, (2) accumulated deficit of approximately $40.3 million as of June 30, 2021; (3) the working capital deficit of approximately $12.1 million as of June 30, 2021; (4) net operating cash outflows of approximately $2.5 million and $1.1 million from continuing operations and discontinued operations, respectively, for the three months ended June 30, 2021 and (5) the purchase commitment of approximately $3.2 million. As the issuance date of these unaudited condensed consolidated financial statements, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles for the amount of approximately $4.9 million. As the issuance date of these financial statements, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to the Company and the remaining purchase commitment of approximately $3.2 million is expected to be completed before December 2021.

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

Based on the above considerations, management is of the opinion that the Company will probably not having sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the issuance date of these financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities the Company would be exposed to was approximately $11.8 million as of June 30, 2021. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited interim financial information as of June 30, 2021 and for the three months ended June 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on July 8, 2021.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2021, its unaudited results of operations for the three months ended June 30, 2021 and 2020, and its unaudited cash flows for the three months ended June 30, 2021 and 2020, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries and VIEs are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity (deficiency).

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30, 2021	March 31, 2021
Balance sheet items, except for equity accounts	6.4572	6.5527

	For the Three Months Ended
	June 30,
	2021	2020
Items in the statements of operations and comprehensive loss	6.45812	7.0701

(d)  Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets and goodwill, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of intangible assets, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities, issuance of common stock and warrants exercised and other provisions and contingencies.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and March 31, 2021:

	Carrying Value at	Fair Value Measurement at
	June 30, 2021	June 30, 2021
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$6,164,941	$—	$—	$6,164,941

		Fair Value Measurement at
	Carrying Value at	March 31, 2021
	March 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$1,278,926	$—	$—	$1,278,926

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2021 and for the year ended March 31, 2020:

				Auigust	February	May	May
				2020	2021	2021	2021
	2019 Registered Direct Offering			Underwritten	Registered	Registered	Registered
				Public	Direct	Direct Offering	Direct Offering
	Series A	Series B	Placement	Offering	Offering	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2020	$315,923	$1,371	$25,236	$—	$—	$—	$—	$342,530
Derivative liabilities recognized at grant date	—	—	—	241,919	755,274	—	—	997,193
Change in fair value of derivative liabilities	1,234,630	—	138,336	455,162	(117,713)	—	—	1,710,415
Fair value of warrants exercised	(1,470,285)	—	—	(299,556)	—	—	—	(1,769,841)
Warrant forfeited due to expiration	—	(1,371)	—	—	—	—	—	(1,371)
BALANCE as of March 31, 2021	80,268	—	163,572	397,525	637,561	—	—	1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	—	3,313,864	248,541	3,562,405
Change in fair value of derivative liabilities	(13,968)	—	(50,088)	(111,794)	(186,202)	1,610,545	120,791	1,369,284
Fair value of warrants exercised	(45,674)	—	—	—	—	—	—	(45,674)
BALANCE as of June 30, 2021 (Unaudited)	$20,626	$—	$113,484	$285,731	$451,359	$4,924,409	$369,332	$6,164,941

On June 21, 2019, the Company closed a registered direct offering of an aggregate of 1,781,361 shares of common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 1,336,021 shares of common stock, (ii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 1,116,320 shares of common stock and (iii) placement agent warrants to purchase up to 142,509 shares of common stock (the “June 2019 Placement Agent Warrants”).

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

On May 13, 2021, the Company completed a registered direct offering of 5,531,916 shares of the Company’s common stock at $1.175 per share, pursuant to a securities purchase agreement with certain purchasers dated May 11, 2021. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 5,531,916 shares of common stock at an exercise price of $1.05 per share (the “May 2021 Investors Warrants”). The warrants have a term of five years and are exercisable at any time on or after the issuance date. In connection with the offering, the Company paid the placement agent cash commission of approximately $487,500 and issued to it warrants to purchase up to 414,894 shares of common stock at an exercise price of $1.05 per share (the “May 2021 Placement Agent Warrants”), which warrants will be exercisable at any time on or after the issuance date and expire on the fifth year anniversary of their issuance.

The strike price of the Company’s Series A and Series B warrants, the placement agent warrants, the Underwriters’ Warrants, the ROFR warrants, and the investors warrants are denominated in US$ and the Company's functional currency is RMB;  therefore, those warrant shares are not considered indexed to the Company's own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors and Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20,

2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), June 30, 2021 and March 31, 2021.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021
	Series A	Series B	Placement Agent	Underwriters'	Placement Agent	ROFR	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	1,336,021	1,116,320	142,509	568,000	380,435	152,174	5,531,916	414,894
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021
Exercise price	$3.72	$3.72	$3.38	$0.63	$1.38	$1.73	$1.05	$1.05
Stock price	$2.80	$2.80	$2.80	$0.51	$1.63	$1.63	$0.72	$0.72
Expected term (years)	4	1	4	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%

	As of June 30, 2021
Granted Date	June 20, 2019		August 4, 2020	February 10, 2021		May 13, 2021
	Series A	Placement Agent	Underwriters'	Placement Agent	ROFR	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	25,902	142,509	318,080	380,435	152,174	5,531,916	414,894
Valuation date	6/30/2021	6/30/2021	6/30/2021	6/30/2021	6/30/2021	6/30/2021	6/30/2021
Exercise price	$0.50	$0.50	$0.63	$1.38	$1.73	$1.05	$1.05
Stock price	$1.05	$1.05	$1.05	$1.05	$1.05	$1.05	$1.05
Expected term (years)	1.97	1.97	4.10	4.62	4.62	4.87	4.87
Risk-free interest rate	0.24%	0.24%	0.69%	0.79%	0.79%	0.84%	0.84%
Expected volatility	129%	129%	129%	129%	129%	129%	129%

	As of March 31, 2021
Granted Date	June 20, 2019		August 4, 2020	February 10, 2021
		Placement		Placement
	Series A	Agent	Underwriters'	Agent	ROFR
	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	69,931	142,509	318,080	380,435	152,174
Valuation date	3/31/2021	3/31/2021	3/31/2021	3/31/2021	3/31/2021
Exercise price	$0.5	$0.5	$0.63	$1.38	$1.73
Stock price	$1.40	$1.40	$1.40	$1.40	$1.40
Expected term (years)	2.22	2.22	4.35	4.87	4.87
Risk-free interest rate	0.20%	0.20%	0.73%	0.88%	0.88%
Expected volatility	132%	132%	132%	132%	132%

As of June 30, 2021 and March 31, 2021, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2021 and March 31, 2020.

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

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations and comprehensive loss. Cash flows related to transactions with non-controlling interests are presented under financing activities in the unaudited condensed consolidated statements of cash flows

(g)  Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services which was discontinued in the periods after October 17, 2019. During the year ended March 31, 2019 and 2020, the Company acquired Hunan Ruixi and XXTX, respectively. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 1 and 19.

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

(i)  Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and March 31, 2021, allowance for doubtful accounts amounted to $60,210 and $78,167, respectively.

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

(k)  Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer's financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and March 31, 2021, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of June 30, 2021 and March 31, 2021, finance lease receivables consisted of the following:

	June 30,	March 31,
	2021	2021
	(Unaudited)
Minimum lease payments receivable	$1,094,480	$1,343,662
Less: Unearned interest	(255,113)	(328,585)
Financing lease receivables, net	$839,367	$1,015,077
Finance lease receivables, net, current portion	$501,482	$541,605
Finance lease receivables, net, non-current portion	$337,885	$473,472

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2021 are as follows:

Minimum future payments
receivable
Twelve months ending June 30, 2022	$581,610
Twelve months ending June 30, 2023	391,806
Twelve months ending June 30, 2024	113,870
Twelve months ending June 30, 2025	7,194
Total	$1,094,480

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2021 and 2020, the impairment for property and equipment was $26,867 and $0, respectively.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three month ended June 30, 2021 and 2020, there was no impairment of intangible assets.

(n)Goodwill

Goodwill represents the excess of the consideration paid of an acquisition over the fair value of the net identifiable assets of the acquired subsidiaries at the date of acquisition. Goodwill is not amortized and is tested for impairment at least annually, more often when circumstances indicate impairment may have occurred. Goodwill is carried at cost less accumulated impairment losses. If impairment exists, goodwill is immediately written off to its fair value and the loss is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Impairment losses on goodwill are not reversed.

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

If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business acquisition with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow.

For the three months ended June 30, 2021 and 2020, the Company recorded an impairment of $137,390 and $0 against goodwill, respectively.

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

(p)  Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on the Company's balance sheet, with any changes in fair value recorded in the Company's results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as "change in fair value of derivative liabilities".

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

As of June 30, 2021, the Company had outstanding contracts for automobile transaction and related services amounting to $426,579, of which $313,609 is expected to be completed within twelve months after June 30, 2021, and $112,970 is expected to be completed after June 30, 2022.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$1,484,527	$408,479
- Financing revenues	45,686	42,030
- Service fees from management and guarantee services	43,547	112,558
- Service fees from automobile purchase services	180	85,539
- Revenues from sales of automobiles	—	339,845
- Facilitation fees from automobile transactions	—	1,600
- Other service fees	233,784	156,865
Total Revenues from Automobile Transaction and Related Services (Continuing Operations)	1,807,724	1,146,916

Online Ride-hailing Platform Services (Continuing Operations)	42,351	—

Total Revenues from Continuing Operations	1,850,075	1,146,916

Online Lending Services (Discontinued Operations)
- Transaction fees	—	1,013
- Service fees	—	1,067
Total Revenues from Discontinued Operations	—	2,080

Total Revenues	$1,850,075	$1,148,996

Automobile transaction and related services

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

Sales of automobiles – The Company generated revenue from sales of automobiles to the customers of Jinkailong and Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Yicheng and the counterparties, including Jinkailong, who acts on behalf of its customers. The Company recognizes revenues when an automobile is delivered and control is transferred to the purchaser at a point in time. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

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

Online ride-hailing platform services

The Company generates revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders (“Riders”) looking for taxi/ride-hailing services. The Company earns commissions for each completed ride in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, the Company bears a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. The Company recognizes revenue upon completion of a ride as the single performance obligation is satisfied and the Company has the right to receive payment for the services rendered upon the completion of the ride. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the Rider and is the principal (i.e. “gross”), or it arranges for other parties to provide the service to the Rider and is an agent (i.e. “net”).  Since the Company is not primarily responsible for ride-hailing services provided to Riders, it does not have inventory risk related to the services. Thus, the Company recognizes revenue at a net basis.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank.  The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2021, the Company's pricing interest rate was 6.0% per annum.

(r)  Income taxes

Deferred income tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provisions or benefits for income taxes consists of tax estimated from taxable income plus or minus deferred tax expenses (benefits) if applicable.

Deferred tax is calculated using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements and the corresponding tax basis. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable income will be utilized with prior net operating loss carried forwards using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be utilized. Current income taxes are provided for in accordance with the laws of the relevant tax authorities.

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2021 and March 31, 2021. As of June 30, 2021, the calendar years ended December 31, 2015 through 2020 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

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

(u)  Leases

The Company accounts for leases in accordance with ASC 842. Beginning in the year ended March 31, 2020, the Company entered into certain agreements as a lessor under which it leased automobiles  for a short-term period (usually under 12 months) to ride-hailing car service drivers. The Company also entered into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
●	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
●	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended June 30, 2021 and 2020, the Company did not recognized impairment loss on its finance lease ROU assets.

(v)  Reclassification

Certain items of operating expenses in the unaudited condensed consolidated statements of operations and comprehensive of comparative period have been reclassified to conform to the unaudited condensed consolidated financial statements for the current period. The reclassification has no impact on net loss.

(w)  Significant risks and uncertainties

1)Credit risk
a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On June 30, 2021 and March 31, 2021, approximately $482,000 and $1,560,000, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On June 30, 2021 and March 31, 2021, approximately $3,085,000 and $2,339,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise's deposits at one bank is insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

b.	In measuring the credit risk of accounts receivables due from the automobile purchasers (the "customers"), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development.

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2021 and March 31, 2021, the Company provided an allowance for doubtful accounts of $60,210 and $78,167, respectively. For the three months ended June 30, 2021 and 2020, the Company wrote off accounts receivable of $38,173 and $110,828, respectively, which represents due from automobile purchasers.

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

On October 17, 2019, the Board approved the plan for the Company to discontinue and wind down its online lending services business. For the three month ended June 30, 2021 and 2020, no additional accounts receivable were written-off.

2)Foreign currency risk

As of June 30, 2021 and March 31, 2021, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $1,593,000 and $2,073,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significant affected. RMB were appreciated from 6.55 RMB into US$1.00 at March 31, 2021 to 6.46 RMB into US$1.00 at June 30, 2021.

3)VIE risk

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

Further, the VIE Agreements or the Voting Agreements may not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. If the VIE Agreements or the Voting Agreements were found to be in violation of any existing PRC laws and regulations, the PRC government could:

●	revoke the VIE’s business and operating licenses;
●	require the VIEs to discontinue or restrict operations;
●	restrict the Company’s right to collect revenues;
●	block the Company’s websites;
●	require the Company to restructure the operations in such a way as to compel the Company to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;

●	impose additional conditions or requirements with which the Company may not be able to comply; or
●	take other regulatory or enforcement actions against the Company that could be harmful to the Company’s business.

(x)  Recently issued accounting standards

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet adopted this update and it will become effective on January 1, 2023 assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company's unaudited condensed consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of this standard on January 1,2021 did not have a material impact on its unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)". The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the

Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company does not believe the adoption of this ASU would have a material effect on the Company's unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows of the Company.

4.BUSINESS COMBINATION

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into XXTX Increase Investment Agreement, a supplementary agreement related to XXTX Investment Agreement. Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB24.5 million (approximately $3.7 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. The Company operates a ride-hailing platform through XXTX.

The Company's acquisition of XXTX was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of XXTX based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. The Company estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by the FASB with the valuation methodologies using level 3 inputs, except for other current assets and current liabilities were valued using the cost approach. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

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

As of June 30, 2021, the Company acquired $8,065 in cash, net of cash paid to XXTX in the acquisition of XXTX. The remaining purchase consideration of approximately $0.3 million from XXTX Investment Agreement signed on September 11, 2020 and approximately $5.7 million additional capital investment from XXTX Increase Investment Agreement signed on February 5, 2020 mentioned above are expected to be paid by the Company by December 31, 2025.

Under ASC 805-30-30-1, goodwill is calculated as follows as of June 30, 2021:

Fair value
Purchase consideration paid	$472,573
Fair value of non-controlling interest	326,570
Less: fair value of nets assets of XXTX:
Cash and cash equivalents	105,386
Other current assets	525,005
Plant and equipment	790
Intangible assets	265,536
Total assets	896,717
Total liabilities	(230,247)
Total fair value of net assets of XXTX	666,470
Goodwill as of the acquisition date	132,673
Effect of exchange rate changes on goodwill	4,717
Less: impairment loss of goodwill	(137,390)
Goodwill as of June 30, 2021	$—

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the winding down of the Company’s online P2P lending services business on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 in related to the Company's online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three months ended June 30, 2021.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in unaudited condensed consolidated balance sheet as of June 30, 2021 and March 31, 2021.

Carrying amounts of major classes of assets included as part of discontinued operations:

	June 30,	March 31,
	2021	2021
	(Unaudited)

Current assets
Prepayments, other receivables and other assets, net	54,255	393,348
Total current assets	54,255	393,348

Property and equipment, net	—	5,592

Total assets	$54,255	$398,940

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	June 30,	March 31,
	2021	2021
	(Unaudited)

Current liabilities
Accrued expenses and other liabilities	$885,007	$2,288,066
Due to stockholders	49,516	48,795
Total current liabilities	934,523	2,336,861

Total liabilities	$934,523	$2,336,861

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$—	$2,080

Operating expenses
Selling, general and administrative expenses	—	(88,438)
Total operating expenses	—	(88,438)

Loss from discontinued operations	—	(86,358)

Other income, net	—	704

Loss before income taxes	—	(85,654)

Income tax expenses	—	—

Net loss from discontinued operations attributable to stockholders	$—	$(85,654)

6.    ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of June 30, 2021 and March 31, 2021, accounts receivable were comprised of the following:

	June 30,	March 31
	2021	2021
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$539,793	$760,126
Receivables of service fees due from automobile purchasers	314,360	731,962
Receivables of online ride hailing fees from online ride-hailing drivers	246,929	162,197
Receivables of operating lease	383,268	170,707
Less: Unearned interest	(28,323)	(40,447)
Less: Allowance for doubtful accounts	(60,210)	(78,167)
Accounts receivable, net	$1,395,817	$1,706,378

Accounts receivable, net, current portion	$1,284,226	$1,437,195
Accounts receivable, net, non-current portion	$111,591	$269,183

Movement of allowance for doubtful accounts for June 30, 2021 and March 31, 2021 are as follows:

	June 30, 2021	March 31, 2021
	(Unaudited)
Beginning balance	$78,167	$379,689
Addition	46,189	374,785
Recovery	(27,126)	(209,723)
Write off	(38,173)	(485,384)
Translation adjustment	1,153	18,800
Ending balance	$60,210	$78,167

7.    INVENTORIES

	June 30,	March 31,
	2021	2020
	(Unaudited)
Automobiles (i)	$255,954	$127,933
(i)	As of June 30, 2021, the Company owned three automobiles with a total value of $48,111 for sale, and eighteen automobiles with a total value of $207,843 for either leasing or sale.

As of June 30, 2021 and March 31, 2021, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

8.    PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of June 30, 2021 and March 31, 2021, the prepayments, receivables and other assets were comprised of the following:

	June 30, 2021	March 31, 2021
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$54,255	$393,348
Prepaid expenses (ii)	1,262,257	829,032
Receivables from aggregation platforms (iii)	867,138	867,614
Due from automobile purchasers, net (iv)	806,855	504,792
Deposits (v)	773,518	537,619
Value added tax (“VAT”) recoverable	495,649	99,445
Prepayments for automobiles (vi)	314,674	1,026,802
Employee advances	30,798	9,739
Others	9,602	30,235
Total prepayments, receivables and other assets	4,614,746	4,298,626
Total prepayments, receivables and other assets - discontinued operations	(54,255)	(393,348)
Total prepayments, receivables and other assets - continuing operations	$4,560,491	$3,905,278

(i)   Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the Company’s discontinued P2P lending platform, which will be collected from related borrowers. As of June 30, 2021 and March 31, 2021, the Company recorded allowance of $3,951,602 and $3,894,011, respectively, against doubtful receivables.

(ii)  Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(iii)Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company's online ride-hailing platform.

(iv)Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of June 30, 2021 and March 31, 2021, the Company recorded allowance of $46,676 and $41,759, respectively, against doubtful receivables. During the three months ended June 30, 2021 and 2020, the Company wrote off balance due from automobile purchasers of $30,626 and $17,784, respectively, and recorded additional allowances of $47,200 and $17,784, respectively, while recovered allowance against the balance due from automobile purchasers of $20,710 and $0, respectively.

(v)Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., an online ride-hailing platform.

(vi)Prepayments for automobiles

The balance represented advanced payments in purchasing automobiles from auto dealers or other parties.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2021	March 31, 2021
	(Unaudited)
Leasehold improvements	$194,860	$192,020
Electronic devices	74,408	53,200
Office equipment, fixtures and furniture	114,068	104,735
Vehicles	5,831,067	3,778,811
Subtotal	6,214,403	4,128,766
Less: accumulated depreciation and amortization	(639,464)	(423,027)
Total property and equipment, net	5,574,939	3,705,739
Total property and equipment, net - discontinued operations	—	(5,592)
Total property and equipment, net - continuing operations	$5,574,939	$3,700,147

Depreciation expense from continuing operations for the three months ended June 30, 2021 and 2020 amounted to $211,588 and $58,085, respectively. Depreciation expense from discontinued operations for the three months ended June 30, 2021 and 2020 amounted to $0 and $2,205, respectively.

10.    INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30, 2021	March 31, 2021
	(Unaudited)
Software	$795,207	$794,548
Online ride-hailing platform operating licenses	301,653	297,258
Less: Accumulated amortization	(161,738)	(123,675)
Total intangible assets, net	$935,122	$968,131

Amortization expense from continuing operations totaled $37,340 and $20,814 for the three months ended June 30, 2021 and 2020 respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2022	$149,370
Twelve months ending June 30, 2023	149,372
Twelve months ending June 30, 2024	141,242
Twelve months ending June 30, 2025	135,331
Twelve months ending June 30, 2026	78,557
Thereafter	281,250
Total	$935,122

11.    BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NON-CURRENT

The borrowings from certain financial institutions in China represented  the short-term loans of $277,954 from a bank and the difference between the actual proceeds disbursed by the financial institution to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $213,850 as of June 30, 2021. Such borrowings totaled $491,804 and $355,624 bearing interest rates ranging between 6.2% and 8.1% per  annum as of June 30, 2021 and March 31, 2021, respectively, of which $40,062 and $44,962, respectively, is to be repaid over a period of 13 to 24 months.

The interest expense for the three months ended June 30, 2021 and 2020 was $14,696 and $20,648, respectively.

12.    ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	March 31,
	2021	2021
	(Unaudited)
Payables to investors of online lending platform (i)	$384,716	$1,795,066
Payables to drivers from aggregation platforms (ii)	3,545,640	2,352,264
Deposits (iii)	1,910,425	1,639,681
Accrued payroll and welfare	1,551,758	1,306,509
Loan repayments received on behalf of financial institutions (iv)	836,173	839,770
Other taxes payable	704,955	398,220
Payables for expenditures on automobile transaction and related services	81,531	159,388
Accrued expenses	45,410	6,090
Other payables (v)	529,287	446,670
Total accrued expenses and other liabilities	9,589,895	8,943,658
Total accrued expenses and other liabilities - discontinued operations	(885,007)	(2,288,066)
Total accrued expenses and other liabilities - continuing operations	$8,704,888	$6,655,592
(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the Company’s discontinued P2P lending platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.
(ii)	The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.
(iii)	The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.
(iv)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.
(v)	The balance of other payables represented amount due to suppliers and vendors for operation purposes.

13.    EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $195,929 and $30,675 for the three months ended June 30, 2021 and 2020, respectively, for continuing operations  of the Company. The contributions made by the Company were $0 and $9,849 for three months ended June 30, 2021 and 2020, respectively, for the Company’s discontinued operations.

As of June 30, 2021 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $637,746 and $442,485, respectively, for continuing operations of the Company. As of June 30, 2021 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $498,123 and $566,140, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

14.    EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock ("IPO Underwriter's Warrants"). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of June 30, 2021, there were 37,940 IPO Underwriter's Warrants outstanding.

Warrants in Offerings

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

2019 Registered Direct Offering Warrants

As of June 30, 2021 and March 31, 2021, there were 168,411 and 212,440 2019 registered direct offering warrants outstanding, respectively. During the three months ended June 30, 2021, the change of fair value was a gain of $64,056 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the three months ended June 30, 2020, the change of fair value was a loss of $282,980 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since granted. At June 30, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $134,110 and $243,840, respectively.

August 2020 Underwriters’ Warrants

As of June 30, 2021 and March 31, 2021, there were 318,080 underwirters’ warrants outstanding. During the three months ended June 30, 2021, the change of fair value was a gain of $111,794, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since issuance. At June 30, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $285,731 and $397,525, respectively.

February 2021 Registered Direct Offering Warrants

As of June 30, 2021 and March 31, 2021, there were 532,609 February 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2021, the change of fair value was a gain of $186,202 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since issuance. At June 30, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $451,359 and $637,561, respectively.

May 2021 Registered Direct Offering Warrants

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 131%; risk free interest rate 0.84%; dividend yield of 0% and expected term of 5 years of the investors Warrants and placement agent Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $0.72 on May 13, 2021 which was the date the warrants were issued. Net proceeds were allocated as the follows:

Warrants	$3,562,404
Common stock	2,208,649
Total net proceeds	$5,771,053

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three months ended June 30, 2021, the change of fair value was a loss of $1,731,336 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. At June 30, 2021, the fair value of the derivative instrument totaled $5,293,741.

The Company has warrants outstanding as follows:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	1,100,609	1,100,609	$1.48	5.00
Forfeited	(3,132)	(3,132)	—	—
Exercised	(1,516,010)	(1,516,010)	—	—
Balance, March 31, 2021	1,101,069	1,101,069	$1.16	4.09
Granted	5,946,810	5,946,810	$1.05	5.00
Forfeited	—	—	—	—
Exercised	(44,029)	(44,029)	—	—
Balance, June 30, 2021 (Unaudited)	7,003,850	7,003,850	$1.07	4.77

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the three months ended June 30, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the issuance date of issuance of these unaudited condensed consolidated financial statements, the first three installment of RSUs with an aggregate of 95,455 was vested but has not been settled by the Company. The Company expects to settle the vested RSUs by issuance of shares of common stock within 2021 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the board of directors, will  be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of June 30, 2021, the Company has granted an aggregate of 303,788 RSUs and issued an aggregate of 169,015 shares upon vest under the Equity Incentive Plan. And 7,500 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

Excerise of 2019 Registered Direct Offering Warrants

On April 23, 2021, one of the holders of Series A warrants exercised the warrants to purchase 44,029 shares of the Company’s common stock at an exercise price of $0.50 per share generating gross proceeds of $22,015 to the Company.

May 2021 Registered Direct Offering

On May 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Investors”) pursuant to which the Company will sell to the Investors, in a registered direct offering, an aggregate of 5,531,916 units (the “Units”), each consisting of one (1) share (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and a warrant to purchase one (1) share of the Company’s Common Stock (the “Warrants”), at a purchase price of $1.175 per unit, for aggregate gross proceeds to the Company of $6,500,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. On May 13, 2021, the Company completed the registered direct offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.8 million.

The Warrants have a term of five years and are exercisable by the holders at any time after the date of issuance at an exercise price of $1.05 per share. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price the Warrants are also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Warrants. However, the exercise price of the Warrants shall not be lower than $1.05 as a result of an adjustment, unless the Company has obtained the Stockholder Approval (as defined below). The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99%.

FT Global Capital, Inc. (“FT Global Capital”) acted as the exclusive placement agent in connection with this offering pursuant to the terms of a placement agency agreement, dated May 11, 2021, between the Company and FT Global Capital (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company agreed to pay FT Global Capital a cash fee equal to seven point five percent (7.5%) of the aggregate proceeds received by the Company from the sale of its securities to the investors introduced to the Company by FT Global Capital. FT Global Capital is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that FT Global Capita had introduced to the Company. In addition to the cash fees, the Company agreed to issue to the Placement Agent warrants to purchase an aggregate of up to seven point five percent (7.5%) of the aggregate number of shares of our Common Stock sold in the offering (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Warrants, exercisable at a price of $1.05 per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Warrants.

In connection with the offering, the Company issued the investors warrants and placement agent warrants to purchase up to 5,531,916 and 414,894 shares of its common stock, respectively. These warrants are exercisable at any time on or after the issuance date and expire on the fifth year anniversary of their issuance.

15.    INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2021 and 2020, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company's net operating loss from U.S for the three months ended June 30, 2021 amounted to approximately $0.4 million. As June 30, 2021, the Company’s net operating loss carryforward for U.S. income taxes was approximately $4.2 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of June 30 and March 31, 2021, valuation allowances for deferred tax assets were approximately $0.90 million and $0.80 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, Yicheng, XXTX and its subsidiaries  are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended
	June 30
	2021	2020
	(Unaudited)	(Unaudited)
Current income tax expenses	$—	$6,272
Deferred income tax benefits	—	—
Total income tax expenses	$—	$6,272

As of June 30, and March 31, 2021, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $13.3 million and $8.1 million, respectively, which will expire starting from 2023 and ending in 2025. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $3,383,844 and $2,036,311 related to its operations in the PRC at June 30, 2021 and March 31, 2021, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $15,624 and $21,435 related to its operations in the PRC at June 30, 2021 and March 31, 2021, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company's deferred tax assets and liabilities are as follows:

	June 30,	March 31,
	2021	2021
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$3,383,844	$2,036,311
Net operating loss carryforwards in the U.S.	879,884	798,489
Allowance for doubtful account	15,624	21,435
Less: valuation allowance	(4,279,352)	(2,856,235)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$45,656	$45,146
Deferred tax liabilities, net	$45,656	$45,146

As of June 30, 2021 and March 31, 2021, the Company's PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $10.4 million and $10.4 million, respectively, which will expire in 2023 to 2025. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At June 30, 2021 and March 31, 2021, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2021	March 31, 2021
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,595,919	$2,595,919
Less: valuation allowance	(2,595,919)	(2,595,919)
	$—	$—

16.    RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances
1)	Due from related parties

As of June 30, 2021 and March 31, 2021, balances due from related parties were $22,846 and $24,311, respectively, and represented operation costs of three related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $15,487 and $15,261 represents advances to the non-controlling shareholders of Hunan Ruixi for operational purposes as of June 30, 2021 and March 31, 2021, respectively. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to stockholders

Due to stockholders comprised of amounts payable to two stockholders named below and are unsecured, interest free and due on demand.

	June 30,	March 31,
	2021	2021
	(Unaudited)
Jun Wang	$49,516	$48,795
Total due to stockholders	49,516	48,795
Total due to stockholders - discontinued operations	(49,516)	(48,795)
Total due to stockholders - continuing operations	$—	$—

3)	Due to related parties and affiliates

	June 30,	March 31,
	2021	2021
	(Unaudited)
Loan payable to related parties (i)	$174,498	$182,281
Others (ii)	310,803	170,546
Total due to related parties and affiliates - continuing operations	$485,301	$352,827
(i)	As of June 30, 2021 and March 31, 2021, the balances represented borrowings from three related parties, which are unsecured, interest free and due in the fiscal year of 2021.
(ii)	As of June 30, 2021 and March 31, 2021, the balances represented $310,803 and $170,546, respectively of payables to five other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three months ended June 30, 2021 and 2020 were $0 and $0, respectively.

2.Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of June 30, 2021, the outstanding balances due to these two stockholders in the discontinued operations were $49,516 and $0, respectively. As of March 31, 2021, the outstanding balances in the discontinued operations to these two stockholders were $48,795 and $0, respectively.

The Company entered into two office lease agreements  with a stockholder of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On  March 1, 2021, the Company entered into an additional office lease which was set to expire  on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. As June 30, 2021 and March 31, 2021, operating lease right-of-use assets of these leases in the continuing operations amounted to $621,900 and $475,408, respectively. As June 30, 2021 and March 31, 2021, current leases liabilities of these leases in the continuing operations amounted to $270,691 and $161,818, respectively. Non-current lease liabilities of these leases in the continuing operation amounted to $360,638 and $285,371 as of June 30, 2021 and March 31, 2021, respectively. As of June 30, 2021 and March 31, 2021, current leases liabilities of these leases in the discontinued operations amounted to $0. For the three months ended June 30, 2021 and 2020, the Company incurred $54,343 and $26,996, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of June 30, 2021 and March 31, 2021, operating lease right-of-use assets of this lease in the continuing operations amounted $96,904 and $104,959, respectively. As of June 30, 2021, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $139,891 and $46,658, respectively. As of March 31, 2021, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $81,908 and $56,178, respectively. For the three months ended June 30, 2021 and 2020, the Company incurred expense of $11,206 and $10,234 in rent to Dingchentai, respectively.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the three months ended June 30, 2021 and June 30, 2020, the Company incurred automobile maintenance fees of $280,220 and $58,364 to those companies as mentioned above, respectively.

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

Lessee

As of June 30, 2021 and March 31, 2021, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU  assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of June 30, 2021, the average remaining operating and finance lease term of its existing leases is  1.95 and  1.3 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months ended
	Classification	June 30, 2021	June 30, 2020
		(Unaudited)	(Unaudited)
Operating lease cost
Lease expenses	Selling, general and administrative	$144,199	$106,196
Finance lease cost
Amortization of leased asset	Cost of revenue	820,902	276,519
Amortization of leased asset	Selling, general and administrative	247,157	533,382
Interest on lease liabilities	Interest expenses on finance leases	107,639	226,177
Total lease expenses		$1,319,897	$1,142,274

Operating lease expenses from continuing operations totaled $144,199 and $77,708 for the three months ended June 30, 2021 and 2020, respectively. Operating lease expenses from discontinued operations totaled $0 and $28,488 for three months ended June 30, 2021 and 2020, respectively. Interest expenses on finance leases from continuing operations totaled $107,639 and $226,177 for three months ended June 30, 2021 and 2020, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

		Finance
	Operating lease	lease
	payments	payments	Total
Twelve months ending June 30, 2022	$525,756	$6,628,378	$7,154,134
Twelve months ending June 30, 2023	392,813	618,497	1,011,310
Twelve months ending June 30, 2024	232,178	—	232,178
Twelve months ending June 30, 2025	66,417	—	66,417
Twelve months ending June 30, 2026	29,519	—	29,519
Total lease payments	1,246,683	7,246,875	8,493,558
Less: discount	(66,811)	(317,646)	(384,457)
Present value of lease liabilities	$1,179,872	$6,929,229	$8,109,101

18.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On February 22, the Company entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. Pursuant to the contracts, the Company is required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be purchased with financing option through the dealer’s designated financial institutions. As the issuance date of these financial statements, 100 automobiles have been purchased in cash and delivered to us and the remaining purchase commitment of $1.7 million is to be completed before December 2021.

On July 9, 2021, Company entered into a purchase contract with another automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. The Company expects to fulfill the purchase commitment before December 2021.

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

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three months ended June 30, 2021 and 2020, the Company recognized an estimated provision loss of approximately $6,046  and $19,000, respectively for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of June 30, 2021, the maximum contingent liabilities the Company would be exposed to was approximately $11,788,000 (including approximately $36,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $6,937,000 as of June 30, 2021, based on the market price and the useful life of such collateral, which represents approximately 58.9% of the maximum contingent liabilities. As of June 30, 2021, approximately $4,687,000, including interests of approximately $281,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 epidemic in China.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement ("Settlement Agreement"). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $624,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $93,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of June 30, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB1,532,000 (approximately $237,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,278,000 to Impawn in the future.

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

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three months ended June 30, 2021:

	For the Three Months ended June 30, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$1,807,724	$42,351	$—	$1,850,075
Loss from operations	$(1,256,182)	$(4,148,967)	$(417,209)	$(5,822,358)
Loss before income taxes	$(1,398,030)	$(4,186,248)	$(1,786,358)	$(7,370,636)
Net loss	$(1,398,030)	$(4,186,248)	$(1,786,358)	$(7,370,636)

Details of the Company's revenue by segment are set out in Note 2(g).

As of June 30, 2021, the Company’s total assets were comprised of, $15,570,538 for automobile transaction and related services, $5,663,193 for online ride-hailing platform services and $1,464,490 unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented

21.    SUBSEQUENT EVENTS

Ternimation of JKL Investment Agreement

On July 4, 2020, Hunan Ruixi, Jinkailong and the other shareholders of Jinkailong entered into an agreement (the “JKL Investment Agreement”) with Hongyi Industrial Group Co., Ltd. (“Hongyi”). Pursuant to the JKL Investment Agreement, Jinkailong agreed to issue and Hongyi agreed to subscribe for approximately 27.03% equity interest in Jinkailong in consideration of RMB50 million (approximately $7.0 million) (the “Investment”). The Investment will be made in two payments: (i) the first payment of RMB10 million (approximately $1.4 million) was due no later than December 31, 2020 and (ii) the remaining RMB40 million (approximately $5.6 million) was due within 30 days after the record-filing of the Investment has been made with the local PRC government and the other shareholders of Jinkailong having made their respective capital contributions in full in cash, but no later than December 31, 2020. As Hongyi did not make any payment in accordance with the investment, on July 2, 2021, the JKL Investment Agreement has been terminated upon consent from Hunan Ruixi, Jinkailong, the other shareholders of Jinkailong, and Hongyi.

Loan from a related party

On July 28, 2021, the Company entered into a loan agreement with its CEO, who agreed to loan $500,000 to the Company for six months. The loan is non-interest bearing, effective from July 28, 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report and our Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a majority owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application based transportation services mainly in Chengdu, Changsha and Guangzhou, China. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services

Our automobile transaction and related services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months; (ii) automobile financing where we provide our customers with auto finance solutions through financing leases; (iii) automobile sales where we procure new cars from dealerships and sell them to our customers in the automobile financing facilitation business; and (iv) facilitation of automobile transaction and financing where we connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide online ride-hailing services. We started our facilitation services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, as of June 30, 2021, we have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $25.9 million, sold an aggregate of 1,423 automobiles with a total value of approximately $13.8 million and delivered approximately 1,808 automobiles under operating leases and 131 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021		2020
	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)
Operating Leases	>1,700	$1,485,000	>700	408,000
Financing Leases	131	$46,000	109	$42,000
Sales	—	$—	27	$340,000
Facilitation	—	$—	42	$87,000
Other Services	>1,500	$277,000	>2,400	$269,000

Our operating leases, automobile management services and auto financial leasing accounted for approximately 82.1%, 2.4% and 2.5% of our total revenue from our automobile transactions and related services, respectively, for the three months ended June 30, 2021, while our operating leases, auto sales, auto financing and transaction facilitation, automobile management services and auto financial leasing accounted for approximately 35.6%, 29.6%, 7.6%, 9.8% and 3.7% for the three months ended June 30, 2020, respectively.

Our Ride-Hailing Platform Services

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

Pursuant to the XXTX Increase Investment Agreement, Senmiao Consulting agreed to make an investment of RMB40 million (approximately $6 million) in XXTX in cash in exchange for a 78.74% equity interest in XXTX. The registration procedures for the change in shareholders and registered capital of XXTX were completed on March 19, 2021. As the date of this Report, Senmiao Consulting has made capital contribution of RMB24.5 million (approximately $3.7 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in Chengdu, Changsha, Neijiang, Guangzhou, Nanchong, Panzhihua and Tai’an, China, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map and Meituan, two well-known aggregation platforms in China. We also entered into a cooperation agreement with a top online ride-hailing platform in June 2021. Under our collaboration, when a rider using the platform searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. We settle our commissions with the aggregation platforms on a weekly basis.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-encompassing solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. During the three months ended June 30, 2021, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Neijiang and Guangzhou through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the three months ended June 30, 2021, approximately 6 million rides with gross fare of approximately $18 million were completed through Xixingtianxia and an average of over 17,700 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding. During the three months ended June 30, 2021, we did not record revenue of the commission generated from our Online Ride-hailing Platform Services, due to we paid approximately $2.7 million incentives to Active Drivers to win more market shares, which was larger than our revenue and were recorded as a reduction to our revenue.

We intend to focus on drivers who currently finance or lease vehicles through us but our platform is available to others. We plan to launch Xixingtianxia in more cities across China during 2021.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during 2021 as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile finance and leasing business and the newer online ride-hailing platform business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. We also plan to continue to set up new service centers in the cities of Chengdu and Changsha during 2021. As of June 30, 2021, we had 77 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three months ended June 30, 2021. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of June 30, 2021, we had one parking lot and 17 employees in Chengdu, one parking lot and five employees in Guangzhou and one parking lot and four employees in Changsha for parking and management of automobiles for operating lease. During the three months ended June 30, 2021 and 2020, our average utilization of the automobiles for operating lease was approximately 68.8% and 65%, respectively.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the three months ended June 30, 2021, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of new energy vehicles (“NEVs”) in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Payments on a Timely Basis

We advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of June 30, 2021, we had accounts receivable of $0.8 million and advanced payments of approximately $0.8 million due from the automobile purchasers, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. The efficiency of collection of the monthly installment payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection.

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

As of June 30, 2021, approximately $4,687,000, including interests of approximately $281,000, due to financial institutions, of all the automobile purchases we serviced were past due. Approximately 1,301 online ride-hailing drivers we serviced rendered their automobiles to us for sublease or sale and approximately 57 automobile purchasers that remained in the online ride-hailing business were late in their monthly installment payments as of June 30, 2021. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of June 30, 2021, we recognized an accumulated allowance against receivables of approximately $3,628,000 from these purchasers. For the three months ended June 30, 2021, we also recognized approximately $6,000 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2021, the total value of non-collateralized automobiles was approximately $1,247,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and the subsequent three months ended June 30, 2020 was negatively impacted to a significant extent. As the online ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since April 2020, we have witnessed the increasing trend on our revenue for the last three quarters in the year ended March 31, 2021. The revenue generated during the three months ended June 30, 2021 increased 61.3% as compared with the three months ended June 30, 2020.

Impact on Our Automobile Transactions and Related Services

Our ability to collect the monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering. As of June 30, 2021, approximately 1,301 drivers exited the online ride-hailing business and rendered their automobiles to us for sublease or sale while approximately 57 drivers postponed their monthly installment payments. As a result, we recorded accumulated bad debt expenses of approximately $3,628,000. However, since the three months ended June 2020, there was an increase in our collection of monthly installments from automobile purchasers and operating lease as compared with the three months ended March 31, 2020, and the negative impact has been gradually alleviated. The average monthly installments during the three months ended June 30, 2021 increased approximately 10% as compared with the same period in 2020. We will continue to closely monitor our collections.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will continue to be adversely impacted if local resurgence of COVID-19 cases incurs in Chengdu, Changsha and Guangzhou ,which would have negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees.

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

Impact on Our Ride-Hailing Platform Services

We commenced the operation of our online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in mid-December 2020 and late July 2021, when Chengdu reported 14 and 6 confirmed COVID-19 cases, respectively, and fewer people took ride-hailing trips as a result. The average daily rides completed through our platform decreased by approximately 10% to 15% compared to that before the reporting of the new COVID-19 cases in Chengdu and recovered a week later as the new confirmed cases in Chengdu were fully under control. Consequently, the income of our Automobile Transaction and Related Services customers who ran their business through the Didi platform also decreased during this period. Similarly, in early January 2021, Beijing reported three confirmed COVID-19 cases and one asymptomatic case involving drivers for Didi, a major transportation network company, which also resulted in the decrease in orders in the Didi platform in Beijing. Since mid-May 2021 to June 2021, Guangzhou has reported a series of confirmed and asymptomatic COVID-19 cases, the local government has ensured concrete and effective measures to fight against the resurgence, including suspending some traffic activities in certain medium-risk and high-risk areas in Guangzhou. The average daily rides completed through our platform decreased by approximately 40% compared to that before the reporting of the new COVID-19 cases in Guangzhou.

Recent local resurgences of COVID-19 cases in some areas did not have material negative impacts on the economy of China, so we expect that the impact brought by potential COVID-19 cases in the future may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses. We temporally closed our corporate headquarter to adhere to the lockdown policy in Chengdu from July 28 to August 11, 2021, as required by relevant Chengdu regulatory authorities as a countermeasure for the local resurgences of COVID-19 in late July 2021. Our employees were working in other offices and the closure of our headquarter did not have significant impact on our business operations during such period. We reopened our headquarter in Chengdu on August 12, 2021. However, if the epidemic in China deteriorates during the year ending March 31, 2022, new confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the Online Ride-hailing Platform Services may decrease.

We anticipate having a larger cash outflow in our daily operations in the next twelve months as we expand our Online Ride-hailing Platform Services in more cities in China and incur more marketing and promotion expenses. Our cash flow situation may worsen if the COVID-19 pandemic reoccurs in China.

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

Pursuant to the cooperation agreement signed with Didi Chuxing Technology Co., Ltd. (“Didi”) for our Automobile Transaction and Related Services, we may be penalized by Didi, or our partnership with Didi may be terminated as we now operate a business competitive with Didi. However, the service fees we earned from Didi for automobile transaction and related services currently represent less than 0.1% of our total revenue. Therefore, we believe the termination of cooperation with Didi on automobile transaction and related services will not have a material influence on our business or results of operations.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China’s online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China’s online ride-hailing market will reach $60 billion. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of June 30, 2021, approximately 236 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 700 million in June 2021 in China. Meanwhile, approximately 1.33 million online booking taxi transportation certificates and approximately 3.49 million online booking taxi driver’s licenses were issued nationwide in China. According to the 47th Statistical Report on Internet Development published in February 2021, by the end of December 2020, the number of passengers of online ride-hailing in China was approximately 365 million, took approximately 36.9% of the total number of Chinese internet users. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Online Booking Taxi Management Services for Chengdu”, which was abolished and replaced by the updated version issued on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued the detailed guidance “Working Process for the Online Booking Taxi Drivers Qualification Examination and Issuance” and the “Online Booking Taxi Transportation Certificate Issuance Process.” According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business in Chengdu: (1) the ride-hailing service platform such as Didi should obtain the online booking taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online booking taxi transportation certificate (“automobile certificate”); (3) the drivers should obtain the online booking taxi driver’s license (“driver’s license”). Besides, all the new cars used for online ride-hailing should be NEVs.

On July 23, 2018, the General Office of Changsha Municipal People’s Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi.” According to the regulations and guidelines, to operate a ride-hailing business in Changsha requires similar licenses in Chengdu, except those automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) is over RMB120,000 (approximately $17,000). In practice, Hunan Ruixi is also required to employ a safety administrator for every 50 automobiles used for online ride-hailing services and submit daily operation information of these automobiles such as traffic violation to the Transport Management Office of the Municipal Communications Commission of Changsha City every month.

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in Chengdu, Changsha, Neijiang, Panzhihua, Nanchong, Guangzhou and Tai’an, from June 2020 to June 2021, to operate the online ride-hailing platform services. And Didi, the online ride-hailing platform with whom we cooperate for our automobile transaction and related services, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively.

However, approximately 50% of our ride-hailing drivers had not obtained the driver’s license as of June 30, 2021 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. In December 2020, Chengdu Transportation Bureau has taken a series of investigations into actions violating the Interim Measures and imposed fines for such violations. Among the 226 cases, two cases involved drivers of our Xixingtianxia online ride-hailing platform who failed to obtain the ride-hailing driver’s licenses. As a result, we were fined RMB10,000. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $774 to $4,646) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three months ended June 30, 2021, we have been fined by approximately $87,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $11,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. For example, the Chinese cybersecurity regulator announced on July 2, 2021 that it had begun an investigation of Didi and two days later ordered that the company’s app be removed from smartphone app stores. We believe that our current operations are in compliance with the laws and regulations of the Chinese cybersecurity regulator. However, the Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

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

In connection with the plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of June 30, 2021, we have used cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $5.9 million to repay platform investors and we expect to repay all of them by December 31, 2021, an extended due date agreed by the investors. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.8 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staffs, to provide a new website design and development service for customers.

Results of Operations of Continuing Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	For the
	Three Months Ended
	June 30,
	2021	2020	Change
	(unaudited)	(unaudited)
Revenues	$1,850,075	$1,146,916	$703,159
Cost of revenues	(3,779,346)	(800,256)	(2,979,090)
Gross profit (loss)	(1,929,271)	346,660	(2,275,931)
Operating expenses
Selling, general and administrative expenses	(3,683,277)	(1,960,425)	(1,722,852)
Provision for doubtful accounts	(45,553)	(128,612)	83,059
Impairments of long-lived assets and goodwill	(164,257)	—	(164,257)
Total operating expenses	(3,893,087)	(2,089,037)	(1,804,050)
Loss from operations	(5,822,358)	(1,742,377)	(4,079,981)
Other expense, net	(56,659)	(6,076)	(50,583)
Interest expense	(14,696)	(20,648)	5,952
Interest expense on finance leases	(107,639)	(226,177)	118,538
Change in fair value of derivative liabilities	(1,369,284)	(282,980)	(1,086,304)
Loss before income taxes	(7,370,636)	(2,278,258)	(5,092,378)
Income tax expenses	—	(6,272)	6,272
Net loss	$(7,370,636)	$(2,284,530)	$(5,086,106)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended June 30, 2021 increased by $703,159, or approximately 61.3%, as compared with three months ended June 30, 2020. The increase was mainly due to the increase of operating lease revenues from automobile rentals. In an effort to mitigate the negative impact on our daily cash flow resulting from the rendering of automobiles from drivers who exited the ride-hailing business due to the COVID-19 pandemic in China and develop the new business, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing since the fiscal year 2021. The online ride-hailing market has gradually recovered since April 2020 as COVID-19 is generally under control in China and the sporadic local resurgences of COVID-19 did not have material impact on the market. As a result, the number of additional automobiles rendered to us by the ride-hailing drivers exiting the business decreased during the three months ended June 30, 2021 as compared with prior quarters. We had revenue of $1,484,527 from automobile rental during the three months ended June 30, 2021, which partially offset the negative impact of the decrease in our revenue in automobile sales and facilitation of automobile transaction and financing.

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2021 and 2020:

	For the
	Three Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,807,724	$1,146,916
- Operating lease revenues from automobile rentals	1,484,527	408,479
- Financing revenues	45,686	42,030
- Service fees from automobile management and guarantee services	43,547	112,558
- Service fees from automobile purchase services	180	85,539
- Revenues from sales of automobiles	—	339,845
- Facilitation fees from automobile transactions	—	1,600
- Other service fees	233,784	156,865

Revenue from online ride-hailing platform services	42,351	—

Total Revenue	$1,850,075	$1,146,916

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 82.1%, 2.4%, 2.5% and 13.0%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2021. Meanwhile, operating lease revenues from automobile rentals, sales revenue of automobiles, service fees from automobile purchase services, facilitation fees from automobile purchase, service fees from automobile management and guarantee services, interest income from financial leasing and other services fees, which accounted for 35.6%, 29.6%, 7.5%, 0.1%, 9.8%, 3.7% and 13.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2020.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 1,700 automobiles with an average monthly rental income of $442 per automobile, resulting in a rental income of $1,484,527, for the three months ended June 30, 2021. While we leased approximately 730 automobiles with an average monthly rental income of $458 per automobile and generated rental revenue of $408,479 during the three months ended June 30, 2020.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $45,686 from an average monthly number of 95 automobiles and $42,030 from an average monthly number of 62 automobiles during the three months ended June 30, 2021 and 2020, respectively. The slight increase was due to increase in the number of served automobiles, which was offset by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. They also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $69,011 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 1,400 and 2,400 automobiles during the three months ended June 30, 2021 and 2020, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services decreased by $85,359 as compared with the same period in 2020, mainly due to the decrease in the number of facilitated new automobile purchases. We had revenue from only one new financial leasing automobile transaction during the three months ended June 30, 2021 while we serviced 42 new automobile purchases with service fees ranging from $133 to $2,375 per automobile during the three months ended June 30, 2020.

Sales of automobiles and facilitation fees from automobile transactions

As we have shifted our business focus to automobile leasing, we had no automobile sold during the three months ended June 30, 2021. Meanwhile, we sold an aggregate of 27 automobiles of $339,845 to the customers of Jinkailong and Hunan Ruixi during the three months ended June 30, 2020.

We also generate revenues from fees charged to third-party sales teams or the automobile purchasers for the facilitation of sales of automobiles. Facilitation fees from automobile transaction were minimal, showing a decrease of $1,600 as compared with the same period in 2020, mainly due to the decrease in the number of facilitated new automobiles purchases and the waiving of facilitation fees for most of the facilitated automobile transactions since January 2020. We did not facilitate new automobile purchases during the three months ended June 30, 2021 while we facilitated 42 new automobile purchases during the three months ended June 30, 2020, with an average facilitation fee of $38 per automobile.

Other service fees

We generate other revenues such as commissions from insurance companies, service fees from drivers who rent our new energy electric vehicles and other miscellaneous service fees charged to our customers, which accounted for 41.9%, 27.2% and 30.9% of revenues from other service fees during the three months ended June 30, 2021, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile buyers accounted for 89.6% and 10.4% of revenues from other service fees during the three months ended June 30, 2020, respectively. Other service fees increased by $76,919 due to the new service fees with amount of $63,508 charged to online ride-hailing drivers who rent our new energy electric vehicles and increase of approximately $63,011 in other miscellaneous service fees, partially offset by decrease of approximately $49,600 in commissions from insurance companies.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. Revenue from online ride-hailing platform services during the three months ended June 30, 2021 represent miscellaneous services fee charged to online ride-hailing drivers. During the three months ended June 30, 2021, approximately 6 million rides with gross fare of approximately $18.0 million were completed through our Xixingtianxia platform. However, we did not record any online ride-hailing platform service fees due to we paid approximately $2.7 million incentives to Active Drivers, which fully net off our revenue of approximately $2.6 million due to the market expansion schedule during the three months ended June 30, 2021. And the excess driver incentives of approximately $0.1 million, which refer to cumulative payments paid to an Active Driver that exceed the cumulative revenue that we recognized from a Driver with no future guarantee of additional revenue, were recorded in cost of revenues.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,873,719, technical service charges, insurance and other expenses of online ride-hailing platform services of $1,905,627. Cost of revenues increased by $2,979,090, or approximately 372%, during the three months ended June 30, 2021 as compared with the same period in 2020, mainly due to the increase of $1,405,754 in costs of automobiles under operating leases and $1,905,627 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the expansion of those two businesses, partially offset by the decrease in costs of automobile sold of $332,291 as the number of automobiles sold decreased from 27 to 0.

Gross Profit (Loss)

Gross profit decreased by $2,275,931, or approximately 657%, during the three months ended June 30, 2021 as compared with the same period in 2020 mainly due to the decreased number of automobile sales and facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $76,188 and other revenues with no cost of revenues decreased by $75,395 due to the significant decrease in the number of automobiles sold and facilitated new automobile purchases during the three months ended June 30, 2021 as compared with the same period in 2020. Meanwhile, the gross loss from automobile rentals operating lease increased by $261,072 during the three months ended June 30, 2021 as compared with the same period in 2020. The majority of those leased automobiles were rendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rent generated and resulted in losses. We have focused on our operating leases as a means of mitigating the impact of the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020. Moreover, we had gross loss of $1,863,276 from our online ride-hailing platform services during the three months ended June 30, 2021, as we just started this new business in October 2020 and paid excess driver incentives to attractive drivers to our platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $1,960,425 for the three months ended June 30, 2020 to $3,683,277 for the three months ended June 30, 2021, representing an increase of $1,722,852, or approximately 87.9%. The increase was attributable to more employees hired for business expansion for our new online ride-hailing platform services and the daily operations of our automobile transaction and related services business and the management of a significant number of automobiles which were rendered to us for sublease due to the negative impact of COVID-19. The increase mainly consists of an increase of $740,375 in salary and employee benefits as the number of our employee increased from 179 to 347, an increase of $817,760 in advertising and promotion for the new online ride-hailing platform services, an increase of $185,869 in offices rental and charges, an increase of $183,350 in professional service fees such as financial, legal and market consulting, and a slight increase of $81,723 in other miscellaneous expenses, which was partially offset by the decrease of $286,225 in amortization of automobiles which were rendered to us but have not been sub-leased as we leased more automobiles during three months ended June 30, 2021 as compared with the same period in last year.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale increased by approximately 12 and the numbers of drivers who missed their monthly installment payments increased by approximately 14 during the three months June 30, 2021. We re-evaluated the possibility of collection of unsettled balances from those drivers and provided bad debt expense of $45,553 for those receivables during the three months ended June 30, 2021.

Impairments of Long-lived Assets and Goodwill

For the three months ended June 30, 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $26,867 for those assets that could not generate sufficient cash.

For the three months ended June 30, 2021, we performed impairment test on goodwill and fully recognized impairment of $137,390 against goodwill. We recognized the impairment loss due to regulatory changes in the online ride hailing industry, and forcast an insufficient future cashflow to support the valuation of our goodwill.

Other Expense, net

For the three months ended June 30, 2021, we had other expenses of $56,659, primarily consist of fines of $76,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately, partially offset by penalty income from some leases and other miscellaneous non-recurring income . We had miscellaneous expense of $6,076 in the same period in 2020.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended June 30, 2021 was $14,696, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $5,952, or approximately 29%, was due to the decrease in outstanding principal of the loans obtained before 2019 and lower interest rate for the remaining principal.

Interest expense on finance leases for the three months ended June 30, 2021 was $107,639, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $118,538 as compared with the same period in 2020, mainly due to the weighted average number of rendered automobiles during the three months ended June 30, 2021 decreased approximately 6% than that in the same period in last year as the rendering incurred mainly since the second half of our fiscal year ended March 31, 2020.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities the three months ended June 30, 2021 was a loss of $1,369,284 in total. The loss was mainly due to our stock price as of June 30, 2021 was higher than the price on May 13, 2021 but lower than the price on March 31 ,2021, resulting a loss of $1,731,336 for the warrants issued in our May 2021 registered direct offering. It was offset by a gain of $64,056 for the warrants issued in our June 2019 registered direct offering, a gain of $111,794 for the warrants issued in our August 2020 underwritten public offering, a gain of $186,202 for the warrants issued in our February 2021 registered direct offering. The change in fair value of derivative liabilities for the three months ended June 30, 2020 derived from change of the fair value between June 30, 202 and March 31, 2020, resulted in a loss of $282,980.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense was recorded for the three months ended June 30, 2021. Income tax expense of $6,272 for the three months ended June 30, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of $25,088 from Hunan Ruixi and Jinkailong.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2021 was $7,370,636, representing an increase of $5,086,106 from net loss of $2,284,530 for the three months ended June 30, 2020.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $4,037,518 as of June 30, 2021 as compared to $4,448,075 as of March 31, 2021 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

On May 13, 2021, we closed a registered direct offering of 5,531,916 shares of our common stock at $1.175 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support our working capital requirements.

Our business is capital intensive and we have spent expenditure on developing our new business of Online Ride-hailing Platform Services and expanding automobile operating leasing during the three months ended June 30, 2021. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $7.4 million for the three months ended June 30, 2021, (2) accumulated deficit of approximately $40.3 million as of June 30, 2021; (3) the working capital deficit of approximately $12.1 million as of June 30, 2021; (4) net operating cash outflows of approximately $2.5 million and $1.1 million from continuing operations and discontinued operations, respectively, for the three months ended June 30, 2021 and (5) the purchase commitment of approximately $3.2 million. As of June 30, 2021, we have entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles for the amount of approximately $4.9 million. As the issuance date of these financial statements, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $3.2 million is expected to be completed before December 2021.

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

However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-

hailing industries, (vi) changes in our relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the
	Three Months Ended
	June 30,
	2021	2020
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(3,635,459)	$(33,057)
Net Cash Used in Investing Activities	(2,074,174)	(4,961)
Net Cash Provided by (Used in) Financing Activities	5,322,162	(294,618)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23,086)	10,239
Cash , Cash Equivalents, and restricted cash at Beginning of Period	4,448,075	844,028
Cash, Cash Equivalents, and restricted cash at End of Period	4,037,518	521,631
Less: Cash and cash equivalents from discontinued operations	—	(5,033)
Cash, cash equivalents, and restricted cash from continuing operations, end of period	$4,037,518	$516,598

Cash Flow in Operating Activities

For the three months ended June 30, 2021, net cash used in operating activities was $3,635,459, which consists of the net cash used in operating activities of $2,527,535 from continuing operations and $1,107,924 from discontinued operations. The total net cash used in operating activities primarily comprised of the payment of $1,446,864 to investors, netting off by approximately $345,000 collected from borrowers of the discontinued P2P platform, salary and employee surcharge of $1,131,586, other operating costs of $865,451, and payment of $2,868,631 for maintenance fees, insurance and other costs for automobiles and related transactions, partially offset by revenue received of $2,141,570 and the net collection of $190,695 on automobiles used for financial lease to be collected within the lease terms.

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

Cash Flow in Investing Activities

For the three months ended June 30, 2021, we had net cash used in investing activities of $2,074,174, which consisted of the net cash used in investing activities of $2,072,779 from continuing operations and $1,395 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

For the three months ended June 30, 2020, we had net cash used in investing activities of $4,961, which consisted of the net cash used in investing activities of $4,891 from continuing operations and $70 from discontinued operations. The total net cash used in investing was the purchase paid for office equipment and electronic devices.

Cash Flow in Financing Activities

For the three months ended June 30, 2021, we had net cash provided by financing activities of $5,322,162, which primarily consisted of: (1) total net proceeds of $5.8 million from our registered public offering in May 2021, and $22,015 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $258,001, partially offset by (3) principal payments made for finance lease liabilities of $718,648, (4) repayments of current borrowings from financial institutions and the insurance company of $127,098; and (5) repayments and loans to stockholders, related parties and affiliates of $116,839.

For the three months ended June 30, 2020, we had net cash used in financing activities of $294,618, which consisted of the net cash provided by investing activities of $301,851 from continuing operations, partially offset by the net cash of $7,233 provided by discontinued operations. The total net cash used in financing activities primarily consisted of: (1) principal payments made for finance lease liabilities of $376,670, and (2) repayments of borrowings from financial institutions and related parties of $47,587, partially offset by net proceeds of a loan from an insurance company of $122,406 to Jinkailong.

Off-Balance Sheet Arrangements

As the date of the Report, we had the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

On February 22 and July 9, 2021, we entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles for the amount of approximately $4.9 million. Pursuant to the contract singed on July 9, 2021, we are required to purchase 100 automobiles in cash with the amount of approximately $1.5 million. Pursuant to the contract signed on February 22, 2021, we are required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this Report, 100 automobiles have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by the end of 2021.

●	Contingent Liabilities

Contingent liabilities for automobile purchasers

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of June 30, 2021, the maximum contingent liabilities the we would be exposed to was approximately $11,788,000 (including approximately $36,000 related to our discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of June 30, 2021, approximately $4,687,000, including interests of $281,000, due to financial institutions, of all the automobile purchases we serviced were past due.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $624,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $93,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of June 30, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB1,532,000 (approximately $237,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,278,000 to Impawn in the future.

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

Other than disclosed below, there have been no material changes during the three months ended June 30, 2021 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2021.

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

(a)Use of estimates

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

(b)Fair values of financial instruments

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

Level 1Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3Inputs to the valuation methodology are unobservable and significant to the fair value.

(c)Property and equipment

Property and equipment primarily consists of computer equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life.

(d)Derivative liabilities

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

(e)Revenue recognition

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2021, our pricing interest rate is 6.0% per annum.

(f)Share-based awards

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

(h)Leases

We account for leases in accordance with ASC 842. Beginning in the year ended March 31, 2020, we entered into certain agreements as a lessor under which we leased automobiles to short-term (usually under twelve months) car service drivers. We also enter into certain agreements as a lessee to lease automobiles and to conduct our automobiles rental operations. If any of the following criteria are met, we classify the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term;
●	The lease grants the lessee an option to purchase the underlying asset that the Company is reasonably certain to exercise;
●	The lease term is for 75% or more of the remaining economic life of the underlying asset, unless the commencement date falls within the last 25% of the economic life of the underlying asset;
●	The present value of the sum of the lease payments equals or exceeds 90% of the fair value of the underlying asset; or
●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;
●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;
●	We are lacking adequate policies and procedures in our data management, backup and recovery; and
●	We did not establish and perform appropriate regular monitoring and testing on the security of our financial system.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

For a description of our legal proceedings, see “Off-Balance Sheet Arrangements – Contingent Liabilities – Contingent liability relating to Jinkailong” under Part I, Item 2 of this Form 10-Q.

Item 5.Other Information.

On August 12, 2021, our Board of Directors approved an amendment to the Company’s Bylaws (“Amendment No. 1”) to change the date by which stockholder proposals must be received by the Company in order to be considered at the Company’s annual meeting, to be consistent with Rule 14a-8 of the Securities Exchange Act of 1934. The preceding summary is qualified in its entirety by reference to Amendment No. 1, which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Item 6.Exhibits.

Exhibit No.	Description

3.1*	Amendment to Bylaws, effective as of August 12, 2021

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: August 16, 2021	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)