Form 10-Q
period 2021-09-30
Senmiao Technology Ltd
filed 2021-11-15
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 61,783,794 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,766,104	$4,448,075
Accounts receivable, net, current portion	773,264	1,437,195
Inventories	216,490	127,933
Finance lease receivables, net, current portion	458,853	541,605
Prepayments, other receivables and other assets, net	3,947,284	3,905,278
Due from related parties	44,060	39,572
Current assets - discontinued operations	39,007	393,348
Total current assets	7,245,062	10,893,006

Property and equipment, net
Property and equipment, net	5,358,726	3,700,147
Property and equipment, net - discontinued operations	—	5,592
Total property and equipment, net	5,358,726	3,705,739

Other assets

Operating lease right-of-use assets, net	410,698	499,221
Operating lease right-of-use assets, net, related parties	633,326	580,367
Financing lease right-of-use assets, net	2,923,679	4,778,772
Intangible assets, net	898,208	968,131
Goodwill	—	135,388
Accounts receivable, net, noncurrent	38,497	269,183
Finance lease receivables, net, noncurrent	194,167	473,472
Total other assets	5,098,575	7,704,534

Total assets	$17,702,363	$22,303,279

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Borrowings from financial institutions	$591,712	$310,662
Accounts payable	178,057	44,769
Advances from customers	233,045	155,586
Income tax payable	17,855	17,408
Accrued expenses and other liabilities	6,555,693	6,655,592
Due to related parties and affiliates	1,297,595	352,827
Operating lease liabilities	71,653	209,644
Operating lease liabilities - related parties	404,997	243,726
Financing lease liabilities	4,998,400	5,172,943
Derivative liabilities	3,147,206	1,278,926
Current liabilities - discontinued operations	644,535	2,336,861
Total current liabilities	18,140,748	16,778,944

Other liabilities
Borrowings from financial institutions, noncurrent	30,482	44,962
Operating lease liabilities, non-current	273,264	263,708
Operating lease liabilities, non-current - related parties	355,594	341,549
Financing lease liabilities, non-current	1,417,374	2,256,553
Deferred tax liability	45,734	44,993
Total other liabilities	2,122,448	2,951,765

Total liabilities	20,263,196	19,730,709

Commitments and contingencies

Stockholders’ equity (deficicency)
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 55,452,127 and 49,780,725 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively)	5,545	4,978
Additional paid-in capital	43,136,098	40,755,327
Accumulated deficit	(39,893,610)	(34,064,921)
Accumulated other comprehensive loss	(843,501)	(838,671)
Total Senmiao Technology Limited stockholders’ equity	2,404,532	5,856,713

Non-controlling interests	(4,965,365)	(3,284,143)

Total equity (deficency)	(2,560,833)	2,572,570

Total liabilities and equity (deficiency)	$17,702,363	$22,303,279

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$2,855,909	$1,390,396	$4,705,984	$2,537,312
Cost of revenues	(2,868,309)	(994,515)	(6,647,655)	(1,794,771)
Gross profit (loss)	(12,400)	395,881	(1,941,671)	742,541

Operating expenses
Selling, general and administrative expenses	(2,981,720)	(2,749,209)	(6,664,997)	(4,709,634)
Provision for doutful accounts, net of recovery	(57,187)	47,540	(102,740)	(81,072)
Impairments of long-lived assets and goodwill	(5,886)	(80,223)	(170,143)	(80,223)
Total operating expenses	(3,044,793)	(2,781,892)	(6,937,880)	(4,870,929)

Loss from operations	(3,057,193)	(2,386,011)	(8,879,551)	(4,128,388)

Other income (expense)
Other income (expense), net	38,705	135,457	(17,954)	129,381
Interest expense	(12,952)	(14,892)	(27,648)	(35,540)
Interest expense on finance leases	(108,208)	(211,053)	(215,847)	(437,230)
Change in fair value of derivative liabilities	3,017,734	(129,961)	1,648,450	(412,941)
Total other income (expense), net	2,935,279	(220,449)	1,387,001	(756,330)

Loss before income taxes	(121,914)	(2,606,460)	(7,492,550)	(4,884,718)
Income tax expense	(11)	(705)	(11)	(6,977)
Net loss from continuing operations	(121,925)	(2,607,165)	(7,492,561)	(4,891,695)
Net income (loss) from discontinued operations, net of applicable income taxes	—	7,875	—	(77,779)

Net loss	(121,925)	(2,599,290)	(7,492,561)	(4,969,474)
Net loss attributable to non-controlling interests from continuing operations	541,851	418,546	1,663,872	808,245

Net income (loss) attributable to stockholders	$419,926	$(2,180,744)	$(5,828,689)	$(4,161,229)
Net loss	$(121,925)	$(2,599,290)	$(7,492,561)	$(4,969,474)

Other comprehensive loss
Foreign currency translation adjustment	(3,608)	(165,216)	(22,180)	(153,499)

Comprehensive loss	(125,533)	(2,764,506)	(7,514,741)	(5,122,973)

less: Total comprehensive loss attributable to noncontrolling interests	(547,866)	(399,438)	(1,681,222)	(786,824)
Total comprehensive income (loss) attributable to stockholders	$422,333	$(2,365,068)	$(5,833,519)	$(4,336,149)
Weighted average number of common stock
Basic and diluted	55,386,760	37,802,840	54,066,414	33,429,856

Earnings (loss) per share - basic and diluted
Continuing operations	$0.01	$(0.06)	$(0.11)	$(0.12)

Earnings (loss) per share - basic and diluted
Discontinued operations	$—	$0.00	$—	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Six Months Ended September 30, 2021 and 2020

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2020
					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	equity
	Shares	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	—	—	—	(1,980,485)	—	(389,699)	(2,370,184)
Foreign currency translation adjustment	—	—	—	—	9,404	2,313	11,717
BALANCE, June 30, 2020 (Unaudited)	29,008,818	$2,901	$27,013,137	$(25,685,348)	$(498,074)	$(1,718,726)	$(886,110)
Net loss	—	—	—	(2,180,744)		(418,546)	(2,599,290)
Exercise of Series A warrants into common stock	50,000	5	74,995	—	—	—	75,000
Fair value of derivative liabilities upon exerice of warrants	—	—	56,662	—	—	—	56,662
Issuance of common stock and warrants in an underwritten public offering, net of issuance costs	13,800,000	1,380	6,096,917	—	—	—	6,098,297
Fair value of warrants allocated to derivative liabilities	—	—	(241,919)	—	—	—	(241,919)
Issuance of common stock for consulting service	500,000	50	444,950	—	—	—	445,000
Foreign currency translation adjustment	—	—	—	—	(184,324)	19,108	(165,216)
BALANCE, September 30, 2020 (Unaudited)	43,358,818	$4,336	$33,444,742	$(27,866,092)	$(682,398)	$(2,118,164)	$2,782,424

	For the Six Months Ended September 30, 2021
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2021	49,780,725	$4,978	$40,755,327	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net loss	—	—	—	(6,248,615)		(1,122,021)	(7,370,636)
Exercise of Series A warrants into common stock	44,029	4	22,011	—	—	—	22,015
Fair value of derivative liabilities upon exerice of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	5,531,916	554	5,770,499	—	—	—	5,771,053
Fair value of warrants allocated to derivative liabilities	—	—	(3,562,404)	—	—	—	(3,562,404)
Foreign currency translation adjustment	—	—	—	—	(7,237)	(11,335)	(18,572)
BALANCE, June 30, 2021 (Unaudited)	55,356,670	$5,536	$43,031,107	$(40,313,536)	$(845,908)	$(4,417,499)	$(2,540,300)
Net income (loss)	—	—	—	419,926	—	(541,851)	(121,925)
Issuance of restricted stock units	95,457	9	104,991	—	—	—	105,000
Foreign currency translation adjustment	—	—	—	—	2,407	(6,015)	(3,608)
BALANCE, September 30, 2021 (Unaudited)	55,452,127	$5,545	$43,136,098	$(39,893,610)	$(843,501)	$(4,965,365)	$(2,560,833)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended
	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,492,561)	$(4,969,474)
Net loss from discontinued operations	—	(77,779)
Net loss from continuing operations	(7,492,561)	(4,891,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	521,091	106,608
Stock compensation expense	—	445,000
Amortization of right-of-use assets	2,270,059	2,123,901
Amortization of intangible assets	74,643	41,670
Provision for doutful accounts, net of recovery	102,740	81,072
Impairments of long-lived assets	170,143	80,223
Gain on disposal of equipment	—	(412)
Change in fair value of derivative liabilities	(1,648,450)	412,941
Change in operating assets and liabilities
Accounts receivable	805,719	124,198
Inventories	(134,268)	278,161
Prepayments, other receivables and other assets	(91,860)	(248,889)
Finance lease receivables	377,710	(46,913)
Accounts payable	132,186	(3,097)
Advances from customers	74,690	11,864
Income tax payable	160	480
Accrued expenses and other liabilities	366,305	1,355,339
Operating lease liabilities	(135,847)	(96,436)
Operating lease liabilities - related parties	(15,084)	61,575
Net cash used in operating activities from continuing operations	(4,622,624)	(164,410)
Net cash used in operating activities from discontinued operations	(1,382,239)	(1,131,564)
Net Cash Used in Operating Activities	(6,004,863)	(1,295,974)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,139,602)	(19,572)
Net cash used in investing activities from continuing operations	(2,139,602)	(19,572)
Net cash used in investing activities from discontinued operations	(1,393)	(71)
Net Cash Used in Investing Activities	(2,140,995)	(19,643)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	5,771,053	—
Net proceeds from issuance of common stock and warrants in an underwritten public offering	—	6,098,297
Net proceeds from issuance of common stock upon warrants exercised	22,015	75,000
Borrowings from a financial instituition	578,567	488,932
Repayments to stockholders	—	(28,569)
Loan to a related party	—	(66,427)
Borrowings from a related party	800,000	—
Repayments to related parties and affiliates	(172,528)	(205,900)
Repayments of current borrowings from financial institutions	(318,575)	(150,999)
Principal payments of finance lease liabilities	(1,241,041)	(1,449,554)
Net cash provided by financing activities from continuing operations	5,439,491	4,760,780
Net cash provided by financing activities from discontinued operations	—	28,569
Net Cash Provided by Financing Activities	5,439,491	4,789,349

Effect of exchange rate changes on cash and cash equivalents	24,396	76,259

Net increase (decrease) in cash and cash equivalents	(2,681,971)	3,549,991
Cash and cash equivalents, beginning of period	4,448,075	844,028
Cash and cash equivalents, end of period	1,766,104	4,394,019

Less: Cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents from continuing operations, end of period	$1,766,104	$4,394,019
Supplemental Cash Flow Information
Cash paid for interest expense	$27,648	$35,540
Cash paid for income tax	$—	$—
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$108,201	$2,976,966
Recognition of right-of-use assets and lease liabilities, related parties	$180,307	$—
Acquision of equipment through prepayment and financing lease receivables offset	$—	$312,864
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$3,562,404	$241,919
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$45,674	$56,662
Stock issued on deferred stock compensation	$—	$445,000

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

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest accordingly. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which Senmiao Consulting shall acquire all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”) at a per share price of the average closing price of a share of Common Stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this tranaction has been completed and the record-filing of the local PRC government is expected to be completed within December 2021.

As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a culmulative capital contribution of RMB26.81 million (approximately $4.16 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of September 30, 2021, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed Corenel, with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel has engaged in automobile operating leases since March 2021. In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. ("Xichuang"), with a registered

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In August 2021, Hunan Ruixi signed an equity transfer agreement with another shareholder of Xichuang. Pursuant to the equity transfer agreement, another shareholder of Xichuang would transfer 30% of its shares to Hunan Ruixi for free.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2021 and March 31, 2021 are as follows:

	September 30, 2021	March 31, 2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$145,756	$134,776
Accounts receivable, net, current portion	425,694	935,165
Prepayments, other receivables and other assets, net	1,787,915	1,245,330
Other receivable - intercompany	2,597,441	1,815,250
Due from related parties	44,060	39,572
Current assets - discontinued operations (1)	219,759	571,172
Total current assets	5,220,625	4,741,265

Property and equipment, net:
Property and equipment, net	338,847	451,522
Property and equipment, net - discontinued operations	—	2,706
Total property and equipment, net	338,847	454,228

Other assets:
Operating lease right-of-use assets, net	228,429	265,470
Operating lease right-of-use assets, net, related parties	7,730	9,896
Financing lease right-of-use assets, net	2,435,175	4,201,693
Accounts receivable, net, non-current	27,891	207,240
Total other assets	2,699,225	4,684,299

Total assets	$8,258,697	$9,879,792

Current liabilities:
Borrowings from financial institutions	$591,712	$310,662
Advances from customers	122,068	45,413
Income tax payable	17,695	17,408
Accrued expenses and other liabilities	3,748,576	3,750,393
Other payable - intercompany	7,755,858	6,895,543
Due to related parties and affiliates	1,297,595	352,827
Operating lease liabilities	25,575	99,831
Operating lease liabilities - related parties	5,229	4,989
Financing lease liabilities	4,569,615	4,814,808
Current liabilities - discontinued operations (2)	644,535	2,372,652
Total current liabilities	18,778,458	18,664,526

Other liabilities:
Borrowings from financial institutions, non-current	24,276	38,857
Operating lease liabilities, non-current	204,284	167,822
Operating lease liabilities, non-current - related parties	2,731	3,850
Financing lease liabilities, non-current	1,357,655	2,037,609
Total other liabilities	1,588,946	2,248,138

Total liabilities	$20,367,404	$20,912,664
(1)	Includes intercompany receivables of $180,752 and $177,825 as of September 30, 2021 and March 31, 2021, respectively.
(2)	Includes intercompany payables of $0 and $35,790 as of September 30, 2021 and March 31, 2021, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's unaudited condensed consolidated financial statements for the three months and six months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$1,909,406	$1,112,348	$3,741,894	$1,768,693
Net revenue from discontinued operations	$—	$2,474	$—	$4,554
Loss from operations from continuing operations	$(1,034,578)	$(1,172,193)	$(2,073,798)	$(2,565,862)
Income (loss) from operations from discontinued operations	$—	$3,904	$—	$(82,454)
Net loss from continuing operations attributable to stockholders	$(844,773)	$(759,699)	$(1,717,929)	$(1,939,031)
Net loss from discontinued operations attributable to stockholders	—	(139,076)	—	(225,765)
Net loss attributable to stockholders	$(844,773)	$(898,775)	$(1,717,929)	$(2,164,796)

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net loss from operations of approximately $7.5 million for the six months ended September 30, 2021, (2) accumulated deficit of approximately $39.9 million as of September 30, 2021; (3) the working capital deficit of approximately $10.9 million as of September 30, 2021; (4) net operating cash outflows of approximately $4.6 million and $1.4 million from continuing operations and discontinued operations, respectively, for the six months ended September 30, 2021 and (5) the purchase commitment of approximately $3.2 million. As the issuance date of these unaudited condensed consolidated financial statements, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles for the amount of approximately $4.9 million , of which, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to the Company and the remaining purchase commitment of approximately $3.2 million is expected to be completed before March 2022.

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

Based on the above considerations, management is of the opinion that the Company will probably not having sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the issuance date of these unaudited condensed consolidated financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers the Company would be exposed to was approximately $10.8 million as of September 30, 2021, assuming all the automobile purchasers were in default. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed interim financial information as of September 30, 2021 and for the three and six months ended September 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on July 8, 2021.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2021, its unaudited results of operations for the three and six months ended September 30, 2021 and 2020, and its unaudited cash flows for the six months ended September 30, 2021 and 2020, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30, 2021	March 31, 2021
Balance sheet items, except for equity accounts	6.4466	6.5527

	For the Three Months Ended
	September 30,
	2021	2020
Items in the statements of operations and comprehensive loss	6.4709	6.9195

	For the Six Months Ended
	September 30,
	2021	2020
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.4646	7.0005

(d)  Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company's critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets and goodwill, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of long-lived assets and goodwill, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities, issuance of common stock and warrants exercised and other provisions and contingencies.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and March 31, 2021:

	Carrying Value at	Fair Value Measurement at
	September 30, 2021	September 30, 2021
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$3,147,206	$—	$—	$3,147,206

		Fair Value Measurement at
	Carrying Value at	March 31, 2021
	March 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$1,278,926	$—	$—	$1,278,926

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2021 and for the year ended March 31, 2020:

				August	February	May	May
				2020	2021	2021	2021
	2019 Registered Direct Offering			Underwritten	Registered	Registered	Registered
				Public	Direct	Direct Offering	Direct Offering
	Series A	Series B	Placement	Offering	Offering	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2020	$315,923	$1,371	$25,236	$—	$—	$—	$—	$342,530
Derivative liabilities recognized at grant date	—	—	—	241,919	755,274	—	—	997,193
Change in fair value of derivative liabilities	1,234,630	—	138,336	455,162	(117,713)	—	—	1,710,415
Fair value of warrants exercised	(1,470,285)	—	—	(299,556)	—	—	—	(1,769,841)
Warrant forfeited due to expiration	—	(1,371)	—	—	—	—	—	(1,371)
BALANCE as of March 31, 2021	80,268	—	163,572	397,525	637,561	—	—	1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	—	3,313,864	248,541	3,562,405
Change in fair value of derivative liabilities	(25,044)	—	(111,036)	(251,253)	(411,555)	(790,290)	(59,272)	(1,648,450)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	(45,675)
BALANCE as of September 30, 2021 (Unaudited)	$9,549	$—	$52,536	$146,272	$226,006	$2,523,574	$189,269	$3,147,206

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors and Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), September 30, 2021 and March 31, 2021.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021
	Series A	Series B	Placement Agent	Underwriters'	Placement Agent	ROFR	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	1,336,021	1,116,320	142,509	568,000	380,435	152,174	5,531,916	414,894
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021
Exercise price	$3.72	$3.72	$3.38	$0.63	$1.38	$1.73	$1.05	$1.05
Stock price	$2.80	$2.80	$2.80	$0.51	$1.63	$1.63	$0.72	$0.72
Expected term (years)	4	1	4	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%

	As of September 30, 2021
Granted Date	June 20, 2019		August 4, 2020	February 10, 2021		May 13, 2021
	Series A	Placement Agent	Underwriters'	Placement Agent	ROFR	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	25,902	142,509	318,080	380,435	152,174	5,531,916	414,894
Valuation date	9/30/2021	9/30/2021	9/30/2021	9/30/2021	9/30/2021	9/30/2021	9/30/2021
Exercise price	$0.50	$0.50	$0.63	$1.38	$1.73	$1.05	$1.05
Stock price	$0.59	$0.59	$0.59	$0.59	$0.59	$0.59	$0.59
Expected term (years)	1.72	1.72	3.85	4.37	4.37	4.62	4.62
Risk-free interest rate	0.23%	0.23%	0.72%	0.84%	0.84%	0.89%	0.89%
Expected volatility	127%	127%	127%	127%	127%	127%	127%

	As of March 31, 2021
Granted Date	June 20, 2019		August 4, 2020	February 10, 2021
		Placement		Placement
	Series A	Agent	Underwriters'	Agent	ROFR
	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	69,931	142,509	318,080	380,435	152,174
Valuation date	3/31/2021	3/31/2021	3/31/2021	3/31/2021	3/31/2021
Exercise price	$0.5	$0.5	$0.63	$1.38	$1.73
Stock price	$1.40	$1.40	$1.40	$1.40	$1.40
Expected term (years)	2.22	2.22	4.35	4.87	4.87
Risk-free interest rate	0.20%	0.20%	0.73%	0.88%	0.88%
Expected volatility	132%	132%	132%	132%	132%

As of September 30 and March 31, 2021, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of September 30, 2021 and March 31, 2021.

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

(g)  Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company's management team. Historically, the Company had one single operating and reportable segment, namely the provision of an online lending services which was discontinued in the periods after October 17, 2019. During the year ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 1 and 20.

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

(i)  Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and March 31, 2021, allowance for doubtful accounts amounted to $89,140 and $78,167, respectively.

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

(k)  Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer's financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and March 31, 2021, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of September 30, 2021 and March 31, 2021, finance lease receivables consisted of the following:

	September 30,	March 31,
	2021	2021
	(Unaudited)
Minimum lease payments receivable	$838,014	$1,343,662
Less: Unearned interest	(184,994)	(328,585)
Financing lease receivables, net	$653,020	$1,015,077
Finance lease receivables, net, current portion	$458,853	$541,605
Finance lease receivables, net, non-current portion	$194,167	$473,472

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2021 are as follows:

Minimum future payments
receivable
Twelve months ending September 30, 2022	$495,210
Twelve months ending September 30, 2023	288,943
Twelve months ending September 30, 2024	52,904
Twelve months ending September 30, 2025	957
Total	$838,014

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2021, the impairment for property and equipment was $5,886 and $32,527, respectively. For the three and six months ended September 30, 2020, there was no impairment recorded for property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2021 and 2020, there was no impairment of intangible assets.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended September 30, 2021, the Company recorded an impairment of $0 and $137,616 against goodwill, respectively. For the three and six months ended September 30, 2020, no impairment was recorded against goodwill.

(o)  Earnings (loss) per share

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

As of September 30, 2021, the Company had outstanding contracts for automobile transaction and related services amounting to $380,898, of which $260,331 is expected to be completed within twelve months after September 30, 2021, and $120,567 is expected to be completed after September 30, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$2,008,462	$787,955	$3,492,989	$1,196,433
- Financing revenues	30,308	62,404	75,994	104,434
- Service fees from management and guarantee services	57,625	161,043	101,172	273,601
- Service fees from automobile purchase services	795	75,038	975	160,577
- Revenues from sales of automobiles	—	83,787	—	423,632
- Facilitation fees from automobile transactions	—	16	—	1,616
- Other service fees	200,772	220,153	434,556	377,019
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	2,297,962	1,390,396	4,105,686	2,537,312

Online Ride-hailing Platform Services (Continuing Operations)	557,947	—	600,298	—

Total Revenues from Continuing Operations	2,855,909	1,390,396	4,705,984	2,537,312

Online Lending Services (Discontinued Operations)
- Transaction fees	—	1,503	—	2,516
- Service fees	—	971	—	2,038
Total revenues from Online Lending Services (Discontinued Operations)	—	2,474	—	4,554

Total revenues	$2,855,909	$1,392,870	$4,705,984	$2,541,866

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2021, the Company's pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2021 and March 31, 2021. As of September 30, 2021, the calendar years ended December 31, 2015 through 2020 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended September 30, 2021, the Company did not recognized

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

impairment loss on its finance lease ROU assets. For the three and six months ended September 30, 2020, the Company recognized impairment loss of $80,223 on its finance lease ROU assets.

(v)  Significant risks and uncertainties

1)Credit risk
a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On September 30, 2021 and March 31, 2021, approximately $29,000 and $1,560,000, respectively, was deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On September 30, 2021 and March 31, 2021, approximately $1,444,000 and $2,339,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise's deposits at one bank is insured for a maximum of approximately $80,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of September 30, 2021 and March 31, 2021, the Company provided an allowance for doubtful accounts of $89,140 and $78,167, respectively. For the six months ended September 30, 2021 and 2020, the Company wrote off accounts receivable of $37,313 and $171,752, respectively, which represents due from automobile purchasers.

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

On October 17, 2019, the Board approved the plan for the Company to discontinue and wind down its online lending services business. For the three and six months ended September 30, 2021 and 2020, no additional accounts receivable were written-off.

2)Foreign currency risk

As of September 30, 2021 and March 31, 2021, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $40,000 and $2,073,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from translation of financial statements of a foreign subsidiary will be significant affected. RMB were appreciated from 6.55 RMB into US$1.00 at March 31, 2021 to 6.45 RMB into US$1.00 at September 30, 2021.

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

(w)  Recently issued accounting standards

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4.BUSINESS COMBINATION

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into XXTX Increase Investment Agreement, a supplementary agreement related to XXTX Investment Agreement. Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest. As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB26.81million (approximately $4.16 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. The Company operates a ride-hailing platform through XXTX.

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

As of September 30, 2021, the Company acquired $8,065 in cash, net of cash paid to XXTX in the acquisition of XXTX. The remaining purchase consideration of approximately $0.3 million from XXTX Investment Agreement signed on September 11, 2020 and approximately $5.7 million additional capital investment from XXTX Increase Investment Agreement signed on February 5, 2020 mentioned above are expected to be paid by the Company by December 31, 2025.

Under ASC 805-30-30-1, goodwill is calculated as follows as of September 30, 2021:

Fair value
Purchase consideration paid	$472,573
Fair value of non-controlling interest	326,570
Less: fair value of nets assets of XXTX:
Cash and cash equivalents	105,386
Other current assets	525,005
Plant and equipment	790
Intangible assets	265,536
Total assets	896,717
Total liabilities	(230,247)
Total fair value of net assets of XXTX	666,470
Goodwill as of the acquisition date	132,673
Effect of exchange rate changes on goodwill	4,943
Less: impairment loss of goodwill	(137,616)
Goodwill as of September 30, 2021	$—

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the winding down of the Company’s online P2P lending services business on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 in related to the Company's online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three and six months ended September 30, 2021.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in unaudited condensed consolidated balance sheet as of September 30, 2021 and March 31, 2021.

Carrying amounts of major classes of assets included as part of discontinued operations:

	September 30,	March 31,
	2021	2021
	(Unaudited)

Current assets
Prepayments, other receivables and other assets, net	39,007	393,348
Total current assets	39,007	393,348

Property and equipment, net	—	5,592

Total assets	$39,007	$398,940

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	September 30,	March 31,
	2021	2021
	(Unaudited)

Current liabilities
Accrued expenses and other liabilities	$594,937	$2,288,066
Due to a stockholder	49,598	48,795
Total current liabilities	644,535	2,336,861

Total liabilities	$644,535	$2,336,861

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months and six months ended September 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$2,474	$—	$4,554

Operating expenses
Selling, general and administrative expenses	—	—	—	(88,438)
Total operating expenses	—	—	—	(88,438)
			—
Income (loss) from discontinued operations	—	2,474	—	(83,884)

Other income, net	—	5,401	—	6,105

Income (loss) before income taxes	—	7,875	—	(77,779)

Income tax expenses	—	—	—	—

Net income (loss) attributable to stockholders	$—	$7,875	$—	$(77,779)

6.    ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of September 30, 2021 and March 31, 2021, accounts receivable were comprised of the following:

	September 30,	March 31
	2021	2021
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$516,721	$760,126
Receivables of service fees due from automobile purchasers	287,105	731,962
Receivables of online ride hailing fees from online ride-hailing drivers	77,385	162,197
Receivables of operating lease	36,920	170,707
Less: Unearned interest	(17,230)	(40,447)
Less: Allowance for doubtful accounts	(89,140)	(78,167)
Accounts receivable, net	$811,761	$1,706,378

Accounts receivable, net, current portion	$773,264	$1,437,195
Accounts receivable, net, non-current portion	$38,497	$269,183

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts for September 30, 2021 and March 31, 2021 are as follows:

	September 30, 2021	March 31, 2021
	(Unaudited)
Beginning balance	$78,167	$379,689
Addition	46,972	374,785
Recovery	—	(209,723)
Write off	(37,313)	(485,384)
Translation adjustment	1,314	18,800
Ending balance	$89,140	$78,167

7.    INVENTORIES

	September 30,	March 31,
	2021	2020
	(Unaudited)
Automobiles (i)	$216,490	$127,933
(i)	As of September 30, 2021, the Company owned twenty automobiles with a total value of $216,490 for sale or sales-type leases. As of March 31, 2021, the Company owned three automobiles with a total value of $47,410 for sale, and six automobiles with a total value of $80,523 for either leasing or sale.

As of September 30, 2021 and March 31, 2021, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

8.    PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of September 30, 2021 and March 31, 2021, the prepayments, receivables and other assets were comprised of the following:

	September 30, 2021	March 31, 2021
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$39,007	$393,348
Prepaid expenses (ii)	1,419,117	829,032
Due from automobile purchasers, net (iii)	549,635	504,792
Deposits (iv)	923,411	537,619
Value added tax (“VAT”) recoverable	437,875	99,445
Receivables from aggregation platforms (v)	281,627	867,614
Prepayments for automobiles (vi)	289,348	1,026,802
Employee advances	29,038	9,739
Others	17,233	30,235
Total prepayments, receivables and other assets	3,986,291	4,298,626
Total prepayments, receivables and other assets - discontinued operations	(39,007)	(393,348)
Total prepayments, receivables and other assets - continuing operations	$3,947,284	$3,905,278

(i)   Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the Company’s discontinued P2P lending platform, which will be collected from related borrowers. As of September 30, 2021 and March 31, 2021, the Company recorded allowance of $3,958,100 and $3,894,011, respectively, against doubtful receivables.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(ii)  Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(iii)Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of September 30, 2021 and March 31, 2021, the Company recorded allowance of $59,554 and $41,759, respectively, against doubtful receivables. During the six months ended September 30, 2021 and 2020, the Company wrote off balance due from automobile purchasers of $38,707 and $159,149, respectively, and recorded additional allowances of $68,030 and $179,805, respectively, while recovered allowance against the balance due from automobile purchasers of $12,262 and $122,048, respectively.

(iv)Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., an online ride-hailing platform.

(v)Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company's online ride-hailing platform.

(vi)Prepayments for automobiles

The balance represented advanced payments in purchasing automobiles from auto dealers or other parties.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2021	March 31, 2021
	(Unaudited)
Leasehold improvements	$195,181	$192,020
Electronic devices	83,468	53,200
Office equipment, fixtures and furniture	116,243	104,735
Vehicles	5,916,355	3,778,811
Subtotal	6,311,247	4,128,766
Less: accumulated depreciation and amortization	(952,521)	(423,027)
Total property and equipment, net	5,358,726	3,705,739
Total property and equipment, net - discontinued operations	—	(5,592)
Total property and equipment, net - continuing operations	$5,358,726	$3,700,147

Depreciation expense from continuing operations for the three months ended September 30, 2021 and 2020 amounted to $309,503 and $48,523, respectively. Depreciation expense from discontinued operations for the three months ended September 30, 2021 and 2020 amounted to $0 and $2,063, respectively.

Depreciation expense from continuing operations for the six months ended September 30, 2021 and 2020 amounted to $521,091 and $106,608, respectively. Depreciation expense from discontinued operations for the six months ended September 30, 2021 and 2020 amounted to $0 and $4,268, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30, 2021	March 31, 2021
	(Unaudited)
Software	$795,280	$794,548
Online ride-hailing platform operating licenses	302,151	297,258
Less: Accumulated amortization	(199,223)	(123,675)
Total intangible assets, net	$898,208	$968,131

Amortization expense from continuing operations totaled $37,303 and $20,856 for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense from continuing operations totaled $74,643 and $41,670 for the six months ended September 30, 2021 and 2020, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending September 30, 2022	$149,494
Twelve months ending September 30, 2023	148,016
Twelve months ending September 30, 2024	140,564
Twelve months ending September 30, 2025	120,407
Twelve months ending September 30, 2026	77,227
Thereafter	262,500
Total	$898,208

11.    BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NON-CURRENT

The borrowings from certain financial institutions in China represented the short-term loans of $417,232 from a bank and the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $204,962 as of September 30, 2021. Such borrowings totaled $622,194 and $355,624 bearing interest rates ranging between 6.2% and 8.1% per annum as of September 30, 2021 and March 31, 2021, respectively, of which $30,482 and $44,962, respectively, is to be repaid over a period of 13 to 24 months, classified as borrowings from financial institutions, noncurrent.

The interest expense for the three months ended September 30, 2021 and 2020 was $12,952 and $14,892, respectively. The interest expense for the six months ended September 30, 2021 and 2020 was $27,648 and $35,540, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	March 31,
	2021	2021
	(Unaudited)
Payables to investors of online lending platform (i)	$77,703	$1,795,066
Deposits (ii)	2,178,735	1,639,681
Accrued payroll and welfare	1,628,313	1,306,509
Payables to drivers from aggregation platforms (iii)	1,257,820	2,352,264
Other taxes payable	753,491	398,220
Loan repayments received on behalf of financial institutions (iv)	601,265	839,770
Payables for expenditures on automobile transaction and related services	56,182	159,388
Accrued expenses	146,612	6,090
Other payables (v)	450,509	446,670
Total accrued expenses and other liabilities	7,150,630	8,943,658
Total accrued expenses and other liabilities - discontinued operations	(594,937)	(2,288,066)
Total accrued expenses and other liabilities - continuing operations	$6,555,693	$6,655,592
(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the Company’s discontinued P2P lending platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business.
(ii)	The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.
(iii)	The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.
(iv)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.
(v)	The balance of other payables represented amount due to suppliers and vendors for operation purposes.

13.    EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $160,886 and $38,490 for the three months ended September 30, 2021 and 2020, respectively, for continuing operations of the Company. The contributions made by the Company were $0 and $18,722 for the three months ended September 30, 2021 and 2020, respectively, for the Company’s discontinued operations.

The contributions made by the Company were $356,815 and $69,165 for the six months ended September 30, 2021 and 2020, respectively, for continuing operations of the Company. The contributions made by the Company were $0 and $28,571 for the six months ended September 30, 2021 and 2020, respectively, for the Company’s discontinued operations.

As of September 30, 2021 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $774,353 and $442,485, respectively, for continuing operations of the Company. As of September 30, 2021 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $498,942 and $566,140, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.    EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock ("IPO Underwriter's Warrants"). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of September 30, 2021, there were 37,940 IPO Underwriter's Warrants outstanding.

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

2019 Registered Direct Offering Warrants

As of September 30, 2021 and March 31, 2021, there were 168,411 and 212,440 2019 registered direct offering warrants outstanding, respectively. During the three and six months ended September 30, 2021, the change of fair value was a gain of $72,024 and $136,080, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the three and six months ended September 30, 2020, the change of fair value was a loss of $79,237 and $362,217, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since March 31, 2020. At September 30, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $62,085 and $243,840, respectively.

August 2020 Underwriters’ Warrants

As of September 30, 2021 and March 31, 2021, there were 318,080 underwriters’ warrants outstanding. During the three and six months ended September 30, 2021, the change of fair value was a gain of $139,459 and $251,253, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the three and six months ended September 30, 2020, the change of fair value was a loss of $50,724 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. At September 30, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $146,272 and $397,525, respectively.

February 2021 Registered Direct Offering Warrants

As of September 30, 2021 and March 31, 2021, there were 532,609 February 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2021, the change of fair value was a gain of $225,353 and $411,555, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. At September 30, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $226,006 and $637,561, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, at each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and six months ended September 30, 2021, the change of fair value was a gain of $2,580,898 and $849,562, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. At September 30, 2021, the fair value of the derivative instrument totaled $2,712,843.

The Company has warrants outstanding as follows:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	1,100,609	1,100,609	$1.48	5.00
Forfeited	(3,132)	(3,132)	—	—
Exercised	(1,516,010)	(1,516,010)	—	—
Balance, March 31, 2021	1,101,069	1,101,069	$1.16	4.09
Granted	5,946,810	5,946,810	$1.05	5.00
Exercised	(44,029)	(44,029)	—	—
Balance, September 30, 2021 (Unaudited)	7,003,850	7,003,850	$1.07	4.52

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the six months ended September 30, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the issuance date of issuance of these unaudited condensed consolidated financial statements, the first three installment of RSUs with an aggregate of 95,457 was vested and settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock within 2021 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of September 30, 2021, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan. And RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

Exercise of 2019 Registered Direct Offering Warrants

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the six months ended September 30, 2021 and 2020, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company's net operating loss from U.S for the six months ended September 30, 2021 amounted to approximately $0.8 million. As September 30, 2021, the Company’s net operating loss carryforward for U.S. income taxes was approximately $4.6 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of September 30 and March 31, 2021, valuation allowances for deferred tax assets were approximately $0.96 million and $0.80 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, Yicheng, XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax expenses	$11	$705	$11	$6,977
Deferred income tax expenses	—	—	—	—
Total income tax expenses	$11	$705	$11	$6,977

As of September 30, and March 31, 2021, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $15.8 million and $8.1 million, respectively, which will expire starting from 2023 and ending in 2025. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $4,052,556 and $2,036,311 related to its operations in the PRC at September 30, 2021 and March 31, 2021, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $24,146 and $21,435 related to its operations in the PRC at September 30, 2021 and March 31, 2021, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences from continuing operations that give rise to the Company's deferred tax assets and liabilities are as follows:

	September 30,	March 31,
	2021	2021
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$4,052,556	$2,036,311
Net operating loss carryforwards in the U.S.	957,806	798,489
Allowance for doubtful account	24,146	21,435
Less: valuation allowance	(5,034,508)	(2,856,235)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$45,734	$45,146
Deferred tax liabilities, net	$45,734	$45,146

As of September 30, 2021 and March 31, 2021, the Company's PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $10.4 million, which will expire in 2023 to 2025. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At September 30, 2021 and March 31, 2021, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2021	March 31, 2021
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,595,919	$2,595,919
Less: valuation allowance	(2,595,919)	(2,595,919)
	$—	$—

16. CONCENTRATION

Major Suppliers

For the three months ended September 30, 2021, one supplier accounted for approximately 10.8% of the total costs of revenue.

For the six months ended September 30, 2021, two suppliers accounted for approximately 14.6% and 13.4% of the total cost of revenues.

17.    RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances
1)	Due from related parties

As of September 30, 2021 and March 31, 2021, balances due from related parties were $28,548 and $24,311, respectively, and represented operation costs of three related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $15,512 and $15,261 represents advances to a non-controlling shareholder of Hunan Ruixi for operational purposes as of September 30, 2021 and March 31, 2021, respectively. The balances due from related parties were all non-interest bearing and due on demand.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2)	Due to a stockholder

Due to a stockholder comprised of amounts payable to a stockholder named below and are unsecured, interest free and due on demand.

	September 30,	March 31,
	2021	2021
	(Unaudited)
Jun Wang	$49,598	$48,795
Total due to a stockholder	49,598	48,795
Total due to a stockholder - discontinued operations	(49,598)	(48,795)
Total due to a stockholder - continuing operations	$—	$—

3)	Due to related parties and affiliates

	September 30,	March 31,
	2021	2021
	(Unaudited)
Loan payable to related parties (i)	$827,450	$182,281
Others (ii)	470,145	170,546
Total due to related parties and affiliates - continuing operations	$1,297,595	$352,827
(i)	As of September 30, 2021 and March 31, 2021, the balances represented borrowings from three related parties, of which, $84,127 and $182,281 are unsecured, interest free and due on demand, respectively. As of September 30, 2021, the balance of $743,324 representd borrowings from the Company’s CEO, which is unsecured, interest free and due in the fiscal year of 2022.
(ii)	As of September 30, 2021 and March 31, 2021, the balances represented $470,145 and $170,546, respectively of payables to five other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three and six months ended September 30, 2021 and 2020 were $0.

2.Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of September 30, 2021, the outstanding balances due to these two stockholders in the discontinued operations were $49,598 and $0, respectively. As of March 31, 2021, the outstanding balances in the discontinued operations to these two stockholders were $48,795 and $0, respectively.

On July 28 and August 17, 2021, the Company entered into two loan agreements with its CEO, who agreed to loan $800,000 in total to the Company. The loans are non-interest bearing, effective from July 28, 2021 and August 17, 2021, which shall be paid within six months and three months, respectively. As of September 30, 2021, the outstanding balance due to CEO was $743,324.

The Company entered into two office lease agreements with a stockholder of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. As September 30, 2021 and March 31, 2021, operating lease right-of-use assets of these leases amounted to $544,619 and $475,408, respectively. As September 30, 2021 and March 31, 2021, current leases liabilities of these leases amounted to $251,511 and $161,818, respectively. Non-current lease liabilities of these leases amounted to $319,356 and $285,371 as of September 30, 2021 and March 31, 2021, respectively. For the three months ended September 30, 2021 and 2020, the Company incurred $59,867 and $28,086, respectively, in rental expenses to this related party. For the six months ended September 30, 2021 and 2020, the Company incurred $114,299 and $56,173, respectively, in rental expenses to this related party.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of September 30, 2021 and March 31, 2021, operating lease right-of-use assets of this lease amounted $88,707 and $104,959, respectively. As of September 30, 2021, current leases liabilities and non-current leases liabilities of this lease amounted $153,486 and $36,238, respectively. As of March 31, 2021, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $81,908 and $56,178, respectively. For the three months ended September 30, 2021 and 2020, the Company incurred expense of $11,224 and $10,655 in rent to Dingchentai, respectively. For the six months ended September 30, 2021 and 2020, the Company incurred $22,448 and $21,310, respectively, in rental expenses to this related party.

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the three months ended September 30, 2021 and September 30, 2020, the Company incurred automobile maintenance fees of $253,916 and $134,636 to those companies as mentioned above, respectively. During the six months ended September 30, 2021 and September 30, 2020, the Company incurred automobile maintenance fees of $534,136 and $193,000 to those companies as mentioned above, respectively.

18.    LEASES

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

Lessee

As of September 30, 2021 and March 31, 2021, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of September 30, 2021, the average remaining operating and finance lease term of its existing leases is 1.76 and 1.1 years, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Six Months Ended
	Classification	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Lease expenses	Selling, general and administrative	$125,271	$99,684	$269,470	$205,880
Finance lease cost
Amortization of leased asset	Cost of revenue	763,986	489,829	1,584,888	766,348
Amortization of leased asset	General and administrative	199,261	539,418	446,418	1,072,800
Interest on lease liabilities	Interest expenses on finance leases	108,208	211,053	215,847	437,230
Total lease expenses		$1,196,726	$1,339,984	$2,516,623	$2,482,258

Operating lease expenses totaled $125,271 and $99,684 for the three months ended September 30, 2021 and 2020, respectively. Operating lease expenses totaled $269,470 and $205,880 for the six months ended September 30, 2021 and 2020, respectively. Interest expenses on finance leases from continuing operations totaled $108,208 and $211,053 for the three months ended September 30, 2021 and 2020, respectively. Interest expenses on finance leases from continuing operations totaled $215,847 and $437,230 for the six months ended September 30, 2021 and 2020, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

		Finance
	Operating lease	lease
	payments	payments	Total
Twelve months ending September 30, 2022	$566,075	$6,408,881	$6,974,956
Twelve months ending September 30, 2023	375,789	217,882	593,671
Twelve months ending September 30, 2024	177,211	—	177,211
Twelve months ending September 30, 2025	56,374	—	56,374
Twelve months ending September 30, 2026	23,298	—	23,298
Total lease payments	1,198,747	6,626,763	7,825,510
Less: discount	(93,239)	(210,989)	(304,228)
Present value of lease liabilities	$1,105,508	$6,415,774	$7,521,282

19.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On February 22, the Company entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. Pursuant to the contracts, the Company is required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be purchased with financing option through the dealer’s designated financial institutions. As the issuance date of these financial statements, 100 automobiles have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $1.7 million is to be completed before March 2022.

On July 9, 2021, Company entered into a purchase contract with another automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. The Company expects to fulfill the purchase commitment before March 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three and six months ended September 30, 2021, the Company recognized an estimated provision loss of approximately $13,794 and $19,840, respectively. For the three and six months ended September 30, 2020, the Company recognized an estimated provisions loss of approximately $83,000 and $102,000, respectively for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of September 30, 2021, the maximum contingent liabilities the Company would be exposed to was approximately $10.8 million (including approximately $23,000 related to the discontinued P2P business), assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $5.2 million as of September 30, 2021, based on the market price and the useful life of such collateral, which represents approximately 48.1% of the maximum contingent liabilities. As of September 30, 2021, approximately $5.4 million, including interests of approximately $326,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 pandemic in China.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement ("Settlement Agreement"). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $625,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $93,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of September 30, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB962,000 (approximately $149,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,192,000 to Impawn in the future.

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

20.    SEGMENT INFORMATION

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

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and six months ended September 30, 2021:

	For the Three Months ended September 30, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$2,297,962	$557,947	$—	$2,855,909
Loss from operations	$(1,060,310)	$(1,580,388)	$(416,495)	$(3,057,193)
Loss before income taxes	$(1,052,853)	$(1,670,308)	$2,601,247	$(121,914)
Net loss	$(1,052,864)	$(1,670,308)	$2,601,247	$(121,925)

	For the Six Months ended September 30, 2021
	Automobile	Online ride-hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$4,105,686	$600,298	$—	$4,705,984
Loss from operations	$(2,316,492)	$(5,729,355)	$(833,704)	$(8,879,551)
Loss before income taxes	$(2,450,883)	$(5,856,556)	$814,889	$(7,492,550)
Net loss	$(2,450,894)	$(5,856,556)	$814,889	$(7,492,561)

Details of the Company's revenue by segment are set out in Note 2(g).

As of September 30, 2021, the Company’s total assets were comprised of $11,709,010 for automobile transaction and related services, $5,123,853 for online ride-hailing platform services and $830,492 unallocated.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented

21.    SUBSEQUENT EVENTS

Acquisition of non-controlling interest of XXTX

On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which the Senmiao Consulting shall acquire all of the remaining equity interests from the original shareholders of XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”) at a per share price of the average closing price of a share of Common Stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this transaction has been completed and the record-filing of the local PRC government is expected to be completed within December 2021.

Common stock issued for consulting services

On October 22, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with Jolly Good River Group Limited. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain market research and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 1,000,000 shares of its common stock, par value $0.0001, payable within ten working days from the signing of the Consulting Agreement. On November 9, 2021, the issuance of 1,000,000 shares of the Company’s common stock has been completed.

Private Placement

On November 11, 2021, the Company completed a private placement (the “Private Placement”) of approximately $5 million with certain institutional investors (the “Investors”). Pursuant to the securities purchase agreement (the “SPA”), the Company sold its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to initially acquire up to an aggregate number of shares of common stock of the Company that equals to the number of shares of common stock to be issued upon conversion of the Preferred Shares at $0.68 per share (the “Initial Conversion Price”). The purchase price for the Preferred Shares was $1,000 per each Preferred Share.

Pursuant to the certificate of designations for the Series A Preferred Stock (the “COD”), at any time after the initial issuance date, each holder shall be entitled to convert any portion of the outstanding Preferred Shares held by such holder into shares of Common Stock (the “Conversion Shares”) at Initial Conversion Price, which shall be adjusted to the greater of $0.41 per share or 85% of the closing bid price of the Company’s Common Stock reported on the NASDAQ Capital Market on the Applicable Date.

As a result, the Company raised approximately $4.4 million, net of placement agent fees and other expenses, to support the Company’s working capital requirements. In connection with the Private Placement, The Company also issued warrants to the Investors to purchase up to an aggregate number of shares of common stock that equals to the number of shares of common stock to be issued upon conversion of the Series A Preferred Stock at the Initial Conversion Price.

In connection with the offering, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 551,471 shares of common stock at an exercise price of $0.68 per share, which warrants will be exercisable at any time on or after the date of six months from the issuance date and expire on the fifth year anniversary of their issuance. The warrants will be fair valued on the transaction date and accounted for as a derivative liability.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of September 30, 2021, we have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $25.9 million, sold an aggregate of 1,422 automobiles with a total value of approximately $13.8 million and delivered approximately 2,417 automobiles under operating leases and 131 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30				Six Months Ended September 30
	2021		2020		2021		2020
	Number of	Revenue	Number of	Revenue	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)
Operating Leases	2,036	$2,008,000	442	$788,000	2,085	$3,493,000	512	$1,196,000
Financing Leases	131	$30,000	122	$62,000	131	$76,000	122	$104,000
Sales		—	12	$84,000		—	35	$424,000
Facilitation		—	12	$75,000		—	54	$162,000
Other Services	>1,500	$260,000	>2,500	$381,000	>1,800	$537,000	>2,500	$651,000

Our operating leases, automobile management services and auto financial leasing accounted for approximately 85.1%, 2.5% and 1.9% of our total revenue from our automobile transactions and related services, respectively, for the six months ended September 30, 2021, while our operating leases, auto sales, automobile management services, auto financing and transaction facilitation, and auto financial leasing accounted for approximately 47.2%, 16.7%, 10.8%, 6.4% and 4.1% for the six months ended September 30, 2020, respectively.

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

On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which the Senmiao Consulting shall acquire all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”) at a per share price of the average closing price of a share of Common Stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this tranaction has been completed and the record-filing of the local PRC government is expected to be completed within December 2021. Upon the completion of the transaction, Senmiao Consulting shall hold 100% equity interest in XXTX.

As the date of this Report, Senmiao Consulting has made capital contribution of RMB26.81 million (approximately $4.16 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 11 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map a well-known aggregation platform in China on our ride-hailing platform services. We also entered into a cooperation agreement with a top online ride-hailing platform in June 2021. Under our collaboration, when a rider using the platform searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. We settle our commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one the same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. Since early August 2021, we signed a new contract with an affiliate of Meituan, whereby the online ride-hailing requests and orders shall be completed on Meituan’s platform utilizing our network of cars and drivers. We earn rental income from drivers and will earn commissions from Meituan in the future.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-encompassing solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. During the six months ended September 30, 2021, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and another six cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the six months ended September 30, 2021, approximately 12.4 million rides with gross fare of approximately $38.0 million were completed through Xixingtianxia and an average of over 19,900 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding. During the six months ended September 30, 2021, we earned online ride-hailing platform service fees of $600,298, netting off approximately $3.1 million incentives paid to Active Drivers.

We intend to focus on drivers who currently finance or lease vehicles through us but our platform is available to others. We plan to launch Xixingtianxia in more cities across China the next five years.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile finance and leasing business and the newer online ride-hailing platform business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. We also plan to continue to set up new service centers in the cities of Chengdu and Changsha during the next three years. As of September 30, 2021, we had 79 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three and six months ended September 30, 2021. To meet the demand of business expansion, we also lease automobiles from third parties. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2021, we had one parking lot and 18 employees in Chengdu, one parking lot and five employees in Guangzhou, and one parking lot and five employees in Changsha for parking and management of automobiles for operating lease. During the three months ended September 30, 2021 and 2020, our average utilization of the automobiles for operating lease was approximately 71% and 48%, respectively. During the six months ended September 30, 2021 and 2020, our average utilization of the automobiles for operating lease was approximately 70% and 54%, respectively.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaborations with business partners and provide value-added services to our customers. The attraction of new automobile leases depends on our leasing solutions with attractive rental price and flexible leasing terms. We have also adopted a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile leases we attract, which in turn affects our financial performance. The attraction of new Active Drivers depends on the comprehensive income they could earn from our platform, which is mainly affected by the number orders distributed to them through our platform and the amount of our incentives paid to them. Our revenue growth also depends on our abilities to effectively price our services, which enables us to attract more customers and improve our profit margin.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the three and six months ended September 30, 2021, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of new energy vehicles (“NEVs”) in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Payments on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of September 30, 2021, we had accounts receivable, net of allowance of approximately $0.7 million and advanced payments of approximately $0.5 million due from the automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. During the six months ended September 30, 2021, we settle our commissions with the aggregation platforms on a weekly basis for our online ride-hailing platform services and automobile rental income on a monthly basis. As of September 30, 2021, we had accounts receivable of operating lease and online ride-hailing service fees of approximately $0.1 million in total.

The efficiency of collection of the monthly and weekly payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection from Drivers. Our business department has also set up a stable and close relationship with cooperated platform to ensure the timely collection of commissions. The accounts receivable and advance payments may increase our liquidity risk. We have used the majority of the proceeds from our equity offerings and plan to seek equity and/or debt financings to pay for the expenditure related to the automobile purchase. To pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

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

As of September 30, 2021, approximately $5,428,000, including interests of approximately $326,000, due to financial institutions, of all the automobile purchases we serviced were past due. 1,305 online ride-hailing drivers we serviced rendered their automobiles to us for sublease or sale and 79 automobile purchasers that remained in the online ride-hailing business were late in their monthly installment payments as of September 30, 2021. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of September 30, 2021, we recognized an accumulated allowance against receivables of approximately $3,691,000 from these purchasers. For the three and six months ended September 30, 2021, we also recognized approximately $14,000 and $20,000 expenses, respectively, for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2021, the total value of non-collateralized automobiles was approximately $1,133,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and the subsequent three months ended June 30, 2020 was negatively impacted to a significant extent. As the online ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since April 2020, we have witnessed the increasing trend on our revenue for the last three quarters in the year ended March 31, 2021. The revenue generated during the three and six months ended September 30, 2021 increased over 100% and 85.5%, respectively, as compared with the three and six months ended September 30, 2020.

Impact on Our Automobile Transactions and Related Services

Our ability to collect the monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering. As of September 30, 2021, 1,305 drivers exited the online ride-hailing business and rendered their automobiles to us for sublease or sale while 79 drivers postponed their monthly installment payments. As a result, we recorded accumulated bad debt expenses of approximately $3,691,000. The average monthly installments during the three and six months ended September 30, 2021 increased approximately 3% and 6%, respectively, as compared with the same period in 2020. We will continue to closely monitor our collections.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will continue to be adversely impacted if local resurgence of COVID-19 cases incurs in Chengdu, Changsha and Guangzhou, which would have negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

Recent local resurgences of COVID-19 cases in some areas did not have material negative impacts on the economy of China, so we expect that the impact brought by potential COVID-19 cases in the future may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses. We temporally closed our corporate headquarter to adhere to the lockdown policy in Chengdu from July 28 to August 11, 2021, as required by relevant Chengdu regulatory authorities as a countermeasure for the local resurgences of COVID-19 in late July 2021. Our employees were working in other offices and the closure of our headquarter did not have significant impact on our business operations during such period. We reopened our headquarter in Chengdu on August 12, 2021. However, if the epidemic in China deteriorates during the year ending March 31, 2022, large number of new confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the Online Ride-hailing Platform Services may decrease.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the merging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China’s online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China’s online ride-hailing market will reach $60 billion. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of October 31, 2021, approximately 251 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 692 million in October 2021 in China. Meanwhile, approximately 1.46 million online booking taxi transportation certificates and approximately 3.8 million online booking taxi driver’s licenses were issued nationwide in China. According to the 47th Statistical Report on Internet Development published in February 2021, by the end of December 2020, the number of passengers of online ride-hailing in China was approximately 365 million, took approximately 36.9% of the total number of Chinese internet users. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 12 cities, including Chengdu, Changsha, Guangzhou, Tai’an, Hezhou, two cities in Jiangsu Province and other seven cities in Sichuan Province from June 2020 to October 2021, to operate the online ride-hailing platform services. And Didi, the online ride-hailing platform with whom we cooperate for our automobile transaction and related services, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively.

However, approximately 52% of our ride-hailing drivers had not obtained the driver’s license as of September 30, 2021 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. In December 2020, Chengdu Transportation Bureau has taken a series of investigations into actions violating the Interim Measures and imposed fines for such violations. Among the 226 cases, two cases involved drivers of our Xixingtianxia online ride-hailing platform who failed to obtain the ride-hailing driver’s licenses. As a result, we were fined RMB10,000. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $776 to $4,654) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three and six months ended September 30, 2021, we have been fined by approximately $79,000 and $166,000 by Traffic Management Bureaus in Chengdu and Changsha, respectively, of which, approximately $2,000 and $13,000, respectively, was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

In connection with the plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of September 30, 2021, we have used cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $6.2 million to repay platform investors and we expect to repay all of them by December 31, 2021, an extended due date agreed by the investors. However, if we could not generate enough cash flow to pay investors on time in accordance with the Plan, we may incur additional commitment liabilities in our financial statements during the following periods before we fully fulfill our Plan. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.8 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staffs, to provide a new website design and development service for customers.

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	For the
	Three Months Ended
	September 30,
	2021	2020	Change
	(unaudited)	(unaudited)
Revenues	$2,855,909	$1,390,396	$1,465,513
Cost of revenues	(2,868,309)	(994,515)	(1,873,794)
Gross profit (loss)	(12,400)	395,881	(408,281)
Operating expenses
Selling, general and administrative expenses	(2,981,720)	(2,749,209)	(232,511)
Provision for (Recovery of) doubtful accounts	(57,187)	47,540	(104,727)
Impairments of long-lived assets	(5,886)	(80,223)	74,337
Total operating expenses	(3,044,793)	(2,781,892)	(262,901)
Loss from operations	(3,057,193)	(2,386,011)	(671,182)
Other income, net	38,705	135,457	(96,752)
Interest expense	(12,952)	(14,892)	1,940
Interest expense on finance leases	(108,208)	(211,053)	102,845
Change in fair value of derivative liabilities	3,017,734	(129,961)	3,147,695
Loss before income taxes	(121,914)	(2,606,460)	2,484,546
Income tax expenses	(11)	(705)	694
Net loss	$(121,925)	$(2,607,165)	$2,485,240

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended September 30, 2021 increased by $1,465,513, or approximately 105%, as compared with three months ended September 30, 2020. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services. In an effort to mitigate the negative impact on our daily cash flow resulting from the rendering of automobiles from drivers who exited the ride-hailing business due to the COVID-19 pandemic in China and develop the new business, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing since the fiscal year 2021. The online ride-hailing market has gradually recovered since April 2020 as COVID-19 is generally under control in China and the sporadic local resurgences of COVID-19 did not have material impact on the market. As a result, the number of additional automobiles rendered to us by the ride-hailing drivers exiting the business decreased during the three months ended September 30, 2021 as compared with the same period in the prior year. We had revenue of $2,008,462 from automobile rental and $557,947 from online ride-hailing platform services during the three months ended September 30, 2021, which offset the negative impact of the decrease in our revenue in automobile sales and facilitation of automobile transaction and financing.

As we plan to focus more on our automobile rental and Online Ride-hailing Platform Services business, we expect our revenue from automobile rental income to continue to account for a majority of our revenues and revenue from our Online Ride-hailing Platform Services to keep stable over the next twelve months. We plan to take advantage of the expansion of our online ride-hailing platform to increase the utilization of our automobiles for operating leases, which would bring the increasing demand for short-term automobile rentals.

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2021 and 2020:

	For the
	Three Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$2,297,962	$1,390,396
- Operating lease revenues from automobile rentals	2,008,462	787,955
- Financing revenues	30,308	62,404
- Service fees from automobile management and guarantee services	57,625	161,043
- Service fees from automobile purchase services	795	75,038
- Revenues from sales of automobiles	—	83,787
- Facilitation fees from automobile transactions	—	16
- Other service fees	200,772	220,153

Revenue from online ride-hailing platform services	557,947	—

Total Revenue	$2,855,909	$1,390,396

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 87.4%, 2.5%, 1.3% and 8.8%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2021. Meanwhile, operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, sales revenue of automobiles, service fees from automobile purchase services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 56.7%, 11.6%, 6.0%, 5.4%, 4.5% and 15.8%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2020.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 2,030 automobiles with an average monthly rental income of $476 per automobile, resulting in a rental income of $2,008,462, for the three months ended September 30, 2021. While we leased over 440 automobiles with an average monthly rental income of $495 per automobile and generated rental revenue of $787,955 during the three months ended September 30, 2020.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $30,308 from an average monthly number of 74 automobiles and $62,404 from an average monthly number of 96 automobiles during the three months ended September 30, 2021 and 2020, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. They also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $103,418 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 1,350 and 2,500 automobiles during the three months ended September 30, 2021 and 2020, respectively.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. Service fees from automobile purchase services decreased by $74,243 as compared with the same period in 2020, mainly due to the decrease in the number of facilitated new automobile purchases. We had revenue from only one new financial leasing automobile transaction during the three months ended September 30, 2021 while we serviced 12 new automobile purchases and 13 new automobiles under financial leasing during the three months ended September 30, 2020.

Sales of automobiles and facilitation fees from automobile transactions

As we have shifted our business focus to automobile leasing, we had no automobile sold during the three months ended September 30, 2021. Meanwhile, we sold an aggregate of 12 automobiles of $83,787 to the customers of Jinkailong and Hunan Ruixi during the three months ended September 30, 2020. Facilitation fees from automobile transaction were minimal in our revenue constitution.

Other service fees

We generate other revenues such as commissions from insurance companies, service fees from drivers who rent our new energy electric vehicles and other miscellaneous service fees charged to our customers, which accounted for approximately 39.9%, 19.3% and 40.8% of revenues from other service fees during the three months ended September 30, 2021, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 91.3%, and 8.7% of revenues from other service fees during the three months ended September 30, 2020, respectively. Other service fees decreased by $19,381 due to decrease of approximately $112,796 in commissions from insurance companies, partially offset by the new service fees with amount of $38,780 charged to online ride-hailing drivers who rent our new energy electric vehicles and the increase of approximately $54,635 in other miscellaneous service fees.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended September 30, 2021, approximately 4 million rides with gross fare of approximately $12.9 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $557,947, netting off approximately $0.4 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $2,659,564, technical service charges, insurance and other expenses of online ride-hailing platform services of $208,745. Cost of revenues increased by $1,873,794, or approximately 188%, during the three months ended September 30, 2021 as compared with the same period in 2020, mainly due to the increase of $1,742,913 in costs of automobiles under operating leases and $208,745 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the expansion of those two businesses, partially offset by the decrease in costs of automobile sold of $77,864 as the number of automobiles sold decreased from 12 to 0.

Gross Profit (loss)

Gross profit decreased by $408,281 or approximately 103%, during the three months ended September 30, 2021 as compared with the same period in 2020 mainly due to the decreased number of automobile sales and facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $5,923 and other revenues with no cost of revenues decreased by $229,154 due to the significant decrease in the number of automobiles sold and facilitated new automobile purchases during the three months ended September 30, 2021 as compared with the same period in 2020. Meanwhile, the gross loss from automobile rentals operating lease increased by $522,406 during the three months ended September 30, 2021 as compared with the same period in 2020. The majority of those leased automobiles were rendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rent generated and resulted in losses. We have focused on our operating leases as a means of mitigating the impact of the return of automobiles by a substantial number of Didi drivers who exited the ride-hailing business as a result of COVID-19 and the intense competition in the online ride-hailing market in Chengdu and Changsha since 2020. And we had gross profit of $349,202 from our online ride-hailing platform services during the three months ended September 30, 2021, which partially offset the negative impact of the decrease in our gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $2,749,209 for the three months ended September 30, 2020 to $2,981,720 for the three months ended September 30, 2021, representing an increase of $232,511, or approximately 8.5%. The increase was attributable to more employees hired for business expansion for our new online ride-hailing platform services and the daily operations of our automobile transaction and related services business and the management of the increasing number of automobiles for sublease. The increase mainly consists of an increase of $719,235 in salary and employee benefits as the number of our employee increased from 200 to 352, an increase of $266,530 in offices rental and charges, which was partially offset by a decrease of $386,539 in professional service fees such as financial, legal and market consulting, a decrease of $323,708 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles and a decrease of $43,007 in other miscellaneous expenses, during three months ended September 30, 2021 as compared with the same period in last year.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale increased by approximately 4 and the numbers of drivers who missed their monthly installment payments increased by approximately 22 during the three months September 30, 2021. We re-evaluated the possibility of collection of unsettled balances from those drivers and provided bad debt expense of $57,187 for those receivables during the three months ended September 30, 2021.

Impairments of Long-lived Assets

For the three months ended September 30, 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $5,886 for those assets that could not generate sufficient cash. While for the three months ended September 30, 2021, we recognized an additional impairment loss of $80,223 for certain right-of-use assets that could not generate sufficient cash.

Other Income, net

For the three months ended September 30, 2021, we had other income, net of $38,705 primarily consist of penalty income of $108,000 from some leasees, partially offset by fines of $77,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately. We had other income, net of $135,457, primarily a result of the receipt of a government subsidy of $143,000 from Sichuan Economic and Information Department for our initial public offering in 2018 in the same period in 2020.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended September 30, 2021 was $12,952, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $1,940, or approximately 13%, was due to the decrease in outstanding principal of the loans obtained before 2019 and lower interest rate for the remaining principal.

Interest expense on finance leases for the three months ended September 30, 2021 was $108,208, representing the interest expense accrued under financing leases for the un-leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $102,845, or approximately 49%, as compared with the same period in 2020, mainly due to the weighted average number of rendered automobiles during the three months ended September 30, 2021 decreased approximately 13% than that in the same period in last year, as well as the decrease in the number of automobiles which were rendered to us but have not been sub-leased as we leased more automobiles during the current period.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities the three months ended September 30, 2021 was a gain of $3,017,734 in total, which consists of a gain of $72,024 for the warrants issued in our June 2019 registered direct offering, a gain of $139,459 for the warrants issued in our August 2020 underwritten public offering, and a gain of $225,353 for the warrants issued in our February 2021 registered direct offering, and a gain of $2,580,898 for the warrants issued in our May 2021 registered direct offering. The change in fair value of derivative liabilities for the three months ended September 30, 2020 a loss of $79,237 for the warrants issued in our June 2019 registered direct offering and a loss of $50,724 for the warrants issued in our August 2020 underwritten public offering, resulted in a loss of $129,961 in total.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $11 and $705 for the three months ended September 30, 2021 and 2020, respectively, mainly represented the provision of enterprise income tax resulting from the taxable income of $44 and $2,820, respectively, from Xichuang and Hunan Ruixi.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2021 was $121,925, representing a decrease of $2,485,240 from net loss of $2,607,165 for the three months ended September 30, 2020.

Results of Operations for the Six Months Ended September 30, 2021 Compared to the Six Months Ended September 30, 2020

	For the
	Six Months Ended
	September 30,
	2021	2020	Change
	(unaudited)	(unaudited)
Revenues	$4,705,984	$2,537,312	$2,168,672
Cost of revenues	(6,647,655)	(1,794,771)	(4,852,884)
Gross profit (loss)	(1,941,671)	742,541	(2,684,212)
Operating expenses
Selling, general and administrative expenses	(6,664,997)	(4,709,634)	(1,955,363)
Provision for doubtful accounts	(102,740)	(81,072)	(21,668)
Impairments of long-lived assets and goodwill	(170,143)	(80,223)	(89,920)
Total operating expenses	(6,937,880)	(4,870,929)	(2,066,951)
Loss from operations	(8,879,551)	(4,128,388)	(4,751,163)
Other income (expense), net	(17,954)	129,381	(147,335)
Interest expense	(27,648)	(35,540)	7,892
Interest expense on finance leases	(215,847)	(437,230)	221,383
Change in fair value of derivative liabilities	1,648,450	(412,941)	2,061,391
Loss before income taxes	(7,492,550)	(4,884,718)	(2,607,832)
Income tax expenses	(11)	(6,977)	6,966
Net loss	$(7,492,561)	$(4,891,695)	$(2,600,866)

Revenues

Revenue for the six months ended September 30, 2021 increased by $2,168,672, or approximately 85%, as compared with six months ended September 30, 2020. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services.

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2021 and 2020:

	For the
	Six Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$4,105,686	$2,537,312
- Operating lease revenues from automobile rentals	3,492,989	1,196,433
- Financing revenues	75,994	104,434
- Service fees from automobile management and guarantee services	101,172	273,601
- Service fees from automobile purchase services	975	160,577
- Revenues from sales of automobiles	—	423,632
- Facilitation fees from automobile transactions	—	1,616
- Other service fees	434,556	377,019

Revenue from online ride-hailing platform services	600,298	—

Total Revenue	$4,705,984	$2,537,312

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 85.1%, 2.5%, 1.9% and 10.5%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2021. Meanwhile, operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, sales revenue of automobiles, service fees from automobile purchase services, financing revenues and other services fees, which accounted for approximately 47.2%, 10.8%, 16.7%, 6.3%, 4.1% and 14.9%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2020.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 2,080 automobiles with an average monthly rental income of $449 per automobile, resulting in a rental income of $3,492,989, for the six months ended September 30, 2021. While we leased over 500 automobiles with an average monthly rental income of $495 per automobile, resulting in a rental income of $1,196,433, for the six months ended September 30, 2020.

Financing revenues

We recognized a total interest income of $75,994 from an average monthly number of 84 automobiles during the six months ended September 30, 2021 and $104,434 from an average monthly number of 79 automobiles and 2020, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Service fees from automobile management and guarantee services

The decrease of $172,429 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 1,350 and 2,500 automobiles during the six months ended September 30, 2021 and 2020, respectively.

Service fees from automobile purchase services

Service fees from automobile purchase services decreased by $159,602 during the six months ended September 30, 2021, as compared with the same period in 2020, mainly due to the decrease in the number of facilitated new automobile purchases. We had revenue from only two new automobile transactions during the six months ended September 30, 2021 while we serviced 79 new automobile purchases under financing lease with service fees ranging from $135 to $3,450 per automobile during the six months ended September 30, 2020.

Sales of automobiles and facilitation fees from automobile transactions

As we have shifted our business focus to automobile leasing, we had no automobile sold during the six months ended September 30, 2021. Meanwhile, we sold an aggregate of 35 automobiles of $423,632 during the six months ended September 30, 2020. Facilitation fees from automobile transaction were minimal in our revenue constitution.

Other service fees

We generate other revenues such as commissions from insurance companies, service fees from drivers who rent our new energy electric vehicles and other miscellaneous service fees charged to our customers, which accounted for approximately 40.9%, 23.5% and 35.5% of revenues from other service fees during the six months ended September 30, 2021, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 90.6%, and 9.4% of revenues from other service fees during the six months ended September 30, 2020, respectively. Other service fees increased by $57,537 due to the new service fees with amount of $102,224 charged to online ride-hailing drivers who rent our new energy electric vehicles and increase of approximately $133,644 in other miscellaneous service fees. partially offset by decrease of approximately $178,331 in commissions from insurance companies.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the six months ended September 30, 2021, approximately 12.4 million rides with gross fare of approximately $38.0 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $600,298, netting off approximately $3.1 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $4,533,283, technical service charges, insurance and other expenses of online ride-hailing platform services of $2,114,372. Cost of revenues increased by $4,852,884, or approximately 270%, during the six months ended September 30, 2021 as compared with the same period in 2020, mainly due to the increase of $3,148,667 in costs of automobiles under operating leases and $2,114,372 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the expansion of those two businesses, partially offset by the decrease in costs of automobile sold of $410,155 as the number of automobiles sold decreased from 35 to 0.

Gross Profit (loss)

Gross profit decreased by $2,684,212, or approximately 361%, during the six months ended September 30, 2021 as compared with the same period in 2020 mainly due to the decreased number of automobile sales and facilitated new automobile purchases. Gross profit generated from sales of automobiles decreased by $13,477 and other revenues with no cost of revenues decreased by $304,550 due to the significant decrease in the number of automobiles sold and facilitated new automobile purchases during the six months ended September 30, 2021 as compared with the same period in 2020. Meanwhile, the gross loss from automobile rentals operating lease increased by $852,111 during the six months ended September 30, 2021 as compared with the same period in 2020. The majority of those leased automobiles were rendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rent generated and resulted in losses. And we had gross loss of $1,514,074 from our Online Ride-hailing Platform Services due to we paid excess driver incentives to attractive drivers to our platform in the six months ended September 30 2021, especially from April to June 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $4,709,634 for the six months ended September 30, 2020 to $6,664,997 for the six months ended September 30, 2021, representing an increase of $1,955,363, or approximately 41.5%. The increase was attributable to more employees hired for business expansion for our new online ride-hailing platform services and the daily operations of our automobile transaction and related services business and the management of the increasing number of automobiles for sublease. The increase mainly consists of an increase of $1,459,610 in salary and employee benefits as the number of our employee increased from 195 to 334, an increase of $739,927 in advertising and promotion for the new online ride-hailing platform services, an increase of $596,844 in offices rental and charges, which was partially offset by a decrease of $203,189 in professional service fees such as financial, legal and market consulting, a decrease of $593,408 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles and a slight decrease of $44,421 in other miscellaneous expenses during six months ended September 30, 2021 as compared with the same period in last year.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale increased by approximately 16 and the numbers of drivers who missed their monthly installment payments increased by approximately 36 during the six months September 30, 2021. We re-evaluated the possibility of collection of unsettled balances from those drivers and provided bad debt expense of $102,740 for those receivables during the six months ended September 30, 2021.

Impairments of Long-lived Assets and Goodwill

For the six months ended September 30, 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $32,527 for those assets that could not generate sufficient cash. Meanwhile, we performed impairment test on goodwill and fully recognized impairment of $137,616 against goodwill. We recognized the impairment loss due to regulatory changes in the online ride hailing industry, and forecast an insufficient future cashflow to support the valuation of our goodwill. For the six months ended September 30, 2020, we recognized an additional impairment loss of $80,223 for certain right-of-use assets that could not generate sufficient cash.

Other Income (Expense), net

For the six months ended September 30, 2021, we had other expense, net of $17,954, primarily consist of fines of $153,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately and other miscellaneous non-recurring expense, partially offset by penalty income of $138,000 from some leases. We had other income, net of $129,381, primarily a result of the receipt of a government subsidy of $143,000 from Sichuan Economic and Information Department for our initial public offering in 2018 in the same period in 2020.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the six months ended September 30, 2021 was $27,648, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The decrease of $7,892, or approximately 22%, was due to the decrease in outstanding principal of the loans obtained before 2019 and lower interest rate for the remaining principal.

Interest expense on finance leases for the six months ended September 30, 2021 was $215,847, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $221,383, or approximately 51%, as compared with the same period in 2020, mainly due to the weighted average number of rendered automobiles during the six months ended September 30, 2021 decreased approximately 7% than that in the same period in last year, as well as the decrease in the number of automobiles which were rendered to us but have not been sub-leased as we leased more automobiles during the current period.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities the six months ended September 30, 2021 was a gain of $1,648,450 in total, which consists of a gain of $136,080 for the warrants issued in our June 2019 registered direct offering, a gain of $251,253 for the warrants issued in our August 2020 underwritten public offering, a gain of $411,555 for the warrants issued in our February 2021 registered direct offering, and a gain of $849,562 for the warrants issued in our May 2021 registered direct offering. The change in fair value of derivative liabilities for the six months ended September 30, 2020 a loss of $362,217 for the warrants issued in our June 2019 registered direct offering and a loss of $50,724 for the warrants issued in our August 2020 underwritten public offering, resulted in a loss of $412,941 in total.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense was recorded for the six months ended September 30, 2021. Income tax expense of $11 and $6,977 for the six months ended September 30, 2021 and 2020, respectively, mainly represented the provision of enterprise income tax resulting from the taxable income of $44 and $27,908, respectively.

Net Loss

As a result of the foregoing, net loss for the six months ended September 30, 2021 was $7,492,561, representing an increase of $2,600,866 from net loss of $4,891,695 for the six months ended September 30, 2020.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,766,104 as of September 30, 2021 as compared to $4,448,075 as of March 31, 2021 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

On May 13, 2021, we closed a registered direct offering of $5,531,916 shares of our common stock at $1.175 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support our working capital requirements.

Our business is capital intensive and we have spent expenditure on developing our new business of Online Ride-hailing Platform Services and expanding automobile operating leasing during the six months ended September 30, 2021. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $7.5 million for the six months ended September 30, 2021, (2) accumulated deficit of approximately $39.9 million as of September 30, 2021; (3) the working capital deficit of approximately $10.9 million as of September 30, 2021; (4) net operating cash outflows of approximately $4.6 million and $1.4 million from continuing operations and discontinued operations, respectively, for the six months ended September 30, 2021 and (5) the purchase commitment of approximately $3.2 million. As of September 30, 2021, we have entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles for the amount of approximately $4.9 million. As the issuance date of these financial statements, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $3.2 million is expected to be completed before March 2022.

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

	For the
	Six Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(6,004,863)	$(1,295,974)
Net Cash Used in Investing Activities	(2,140,995)	(19,643)
Net Cash Provided by Financing Activities	5,439,491	4,789,349
Effect of Exchange Rate Changes on Cash and Cash Equivalents	24,396	76,259
Cash and Cash Equivalents at Beginning of Period	4,448,075	844,028
Cash and Cash Equivalents at End of Period	1,766,104	4,394,019
Less: Cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents from continuing operations, end of period	$1,766,104	$4,394,019

Cash Flow in Operating Activities

For the six months ended September 30, 2021, net cash used in operating activities was $6,004,863, which consists of $4,622,624 from continuing operations and $1,382,239 from discontinued operations. While for the six months ended September 30, 2020, net cash used in operating activities was $1,295,974, which consists of $164,410 from continuing operations and $1,131,564 from discontinued operations.

The total net cash used in operating activities from continuing operations primarily comprised of the payment of salary and employee benefits of $2,556,138, other operating costs of $3,365,279, and maintenance fees, insurance and other costs for automobiles and related transactions of $4,710,117, partially offset by revenue received of $5,631,088 and the net collection of $377,710 on automobiles used for financial lease to be collected within the lease terms. The increase of $4,458,214 in net cash used in operating activities from continueing operations for the six months ended September 30, 2021 was primarily attributable to (1) increase of net loss of $2,523,087; (2) $2,061,391 decrease in the change of fair value of derivative liabilities as our stock price is running below our stock warrant’s exercise price; (3) $989,034 decrease in accrued expenses and other liabilities, offset by (4) decrease of $1,106,144 in account receivable and finance lease receivable due to we collect our revenue in a better turnover rate.

The increase of $250,675 in net cash used in operating activities from discontinued operation for the six months ended September 30, 2021 was primarily attributable to more payment was remitted to investors of P2P platform.

Cash Flow in Investing Activities

For the six months ended September 30, 2021, we had net cash used in investing activities of $2,140,995, which consisted of $2,139,602 from continuing operations and $1,393 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

For the six months ended September 30, 2020, we had net cash used in investing activities of $19,643, which consisted of $19,572 from continuing operations and $71 from discontinued operations. The total net cash used in investing was for the purchase of office equipment.

Cash Flow in Financing Activities

For the six months ended September 30, 2021, we had net cash provided by financing activities of $5,439,491, which primarily consisted of: (1) total net proceeds of approximately $5.8 million from our registered public offering in May 2021, and $22,015 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $578,567; (3) borrowings froma related party of $800,000, partially offset by (4) principal payments made for finance lease liabilities of $1,241,041, (5) repayments to related parties of $172,528; and (6) repayments of current borrowings from financial institutions of $318,575.

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

On February 22 and July 9, 2021, we entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles for the amount of approximately $4.9 million. Pursuant to the contract singed on July 9, 2021, we are required to purchase 100 automobiles in cash with the amount of approximately $1.5 million. Pursuant to the contract signed on February 22, 2021, we are required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this Report, 100 automobiles of the contract signed in Febuary 2021 have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by March 2022.

●	Contingent Liabilities

Contingent liabilities for automobile purchasers

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of September 30, 2021, the maximum contingent liabilities the we would be exposed to was approximately $10.8 million (including approximately $23,000 related to our discontinued P2P business), assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of September 30, 2021, approximately $5,428,000, including interests of $326,000, due to financial institutions, of all the automobile purchases we serviced were past due.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $625,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $93,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provides that it does not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of September 30, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB962,000 (approximately $149,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,192,000 to Impawn in the future.

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

Other than disclosed below, there have been no material changes during the six months ended September 30, 2021 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2021.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

For a description of our legal proceedings, see “Off-Balance Sheet Arrangements – Contingent Liabilities – Contingent liability relating to Jinkailong” under Part I, Item 2 of this Form 10-Q.

Item 6.Exhibits.

Exhibit No.	Description

3.1	Amendment to Bylaws, effective as of August 12, 2021, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on Aaugust 16, 2021

3.2	Certificate of Designations of Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

4.1	Form of the Investor Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

4.2	Form of the Placement Agent Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 12, 2021

10.1

Share Swap Agreement, dated October 22, 2021, by and among Senmiao Technology Limited, Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and the shareholders of Hunan Xixingtianxia Technology Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2021***

10.1	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

10.2	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

10.3	Placement Agent Agreement dated November 7, 2021, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith.

*** Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senmiao Technology Limited

Dated: November 15, 2021	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)