Form 10-Q
period 2021-12-31
Senmiao Technology Ltd
filed 2022-02-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

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

As of February 11, 2022, there were 61,783,794 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets
Cash, and cash equivalents	$2,801,711	$4,448,075
Accounts receivable, net, current portion	794,389	1,437,195
Inventories	211,054	127,933
Finance lease receivables, net, current portion	356,504	541,605
Prepayments, other receivables and other assets, net	3,797,476	3,905,278
Due from related parties	27,938	39,572
Current assets - discontinued operations	12,334	393,348
Total current assets	8,001,406	10,893,006

Property and equipment, net
Property and equipment, net	6,429,798	3,700,147
Property and equipment, net - discontinued operations	—	5,592
Total property and equipment, net	6,429,798	3,705,739

Other assets

Operating lease right-of-use assets, net	354,312	499,221
Operating lease right-of-use assets, net, related parties	578,951	580,367
Financing lease right-of-use assets, net	2,096,466	4,778,772
Intangible assets, net	939,193	968,131
Goodwill	—	135,388
Accounts receivable, net, noncurrent	29,275	269,183
Finance lease receivables, net, noncurrent	158,163	473,472
Total other assets	4,156,360	7,704,534

Total assets	$18,587,564	$22,303,279

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities
Borrowings from financial institutions	$500,363	$310,662
Accounts payable	124,052	44,769
Advances from customers	749,345	155,586
Income tax payable	17,947	17,408
Accrued expenses and other liabilities	6,561,161	6,655,592
Due to related parties and affiliates	364,705	352,827
Operating lease liabilities	156,769	209,644
Operating lease liabilities - related parties	366,998	243,726
Financing lease liabilities	4,526,480	5,172,943
Derivative liabilities	3,981,377	1,278,926
Current liabilities - discontinued operations	527,104	2,336,861
Total current liabilities	17,876,301	16,778,944

Other liabilities
Borrowings from financial institutions, noncurrent	27,982	44,962
Operating lease liabilities, non-current	179,778	263,708
Operating lease liabilities, non-current - related parties	293,987	341,549
Financing lease liabilities, non-current	1,311,647	2,256,553
Deferred tax liability	46,386	44,993
Total other liabilities	1,859,780	2,951,765

Total liabilities	19,736,081	19,730,709

Commitments and contingencies

Mezzannie equity (redeemable)
Series A convertible preferred stock (par value $0.0001 per share, 5,000 shares authorized; 5,000 and 0 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively), net of issuance costs of $118,344	820,799	—

Stockholders’ equity (deficicency)
Common stock (par value $0.0001 per share, 100,000,000 shares authorized; 61,783,794 and 49,780,725 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively)	6,178	4,978
Additional paid-in capital	42,430,881	40,755,327
Accumulated deficit	(39,738,151)	(34,064,921)
Accumulated other comprehensive loss	(778,437)	(838,671)
Total Senmiao Technology Limited stockholders’ equity	1,920,471	5,856,713

Non-controlling interests	(3,889,787)	(3,284,143)

Total equity (deficicency)	(1,969,316)	2,572,570

Total liabilities, mezzanine equity and equity (deficicency)	$18,587,564	$22,303,279

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$3,543,049	$1,638,550	$8,249,033	$4,175,862
Cost of revenues	(2,692,177)	(1,793,815)	(9,339,832)	(3,588,586)
Gross profit (loss)	850,872	(155,265)	(1,090,799)	587,276

Operating expenses
Selling, general and administrative expenses	(3,764,222)	(2,401,250)	(10,429,219)	(7,110,884)
Provision for doutful accounts, net of recovery	22,330	187,907	(80,410)	106,835
Impairments of long-lived assets and goodwill	(7,982)	(41,983)	(178,125)	(122,206)
Total operating expenses	(3,749,874)	(2,255,326)	(10,687,754)	(7,126,255)

Loss from operations	(2,899,002)	(2,410,591)	(11,778,553)	(6,538,979)

Other income (expense)
Other expense(income), net	170,847	(72,586)	152,893	56,795
Interest expense	(16,475)	(2,158)	(44,123)	(37,698)
Interest expense on finance leases	(97,919)	(150,227)	(313,766)	(587,457)
Change in fair value of derivative liabilities	3,536,859	(1,030,843)	5,185,309	(1,443,784)
Issuance costs for issuing series A convertible preferred stock	(821,892)	—	(821,892)	—
Total other income (expense), net	2,771,420	(1,255,814)	4,158,421	(2,012,144)

Loss before income taxes	(127,582)	(3,666,405)	(7,620,132)	(8,551,123)
Income tax expense	(4,539)	(7,487)	(4,550)	(14,464)
Net loss from continuing operations	(132,121)	(3,673,892)	(7,624,682)	(8,565,587)
Net loss from discontinued operations, net of applicable income taxes	—	(572)	—	(78,351)

Net loss	(132,121)	(3,674,464)	(7,624,682)	(8,643,938)
Net loss attributable to non-controlling interests from continuing operations	287,580	593,452	1,951,452	1,401,697

Net income (loss) attributable to the Company's stockholders	$155,459	$(3,081,012)	$(5,673,230)	$(7,242,241)
Net loss	$(132,121)	$(3,674,464)	$(7,624,682)	$(8,643,938)

Other comprehensive income (loss)
Foreign currency translation adjustment	70,638	(61,953)	48,458	(215,452)

Comprehensive loss	(61,483)	(3,736,417)	(7,576,224)	(8,859,390)

less: Total comprehensive loss attributable to noncontrolling interests	(303,768)	(252,130)	(1,984,990)	(1,038,954)
Total comprehensive income (loss) attributable to stockholders	$242,285	$(3,484,287)	$(5,591,234)	$(7,820,436)
Weighted average number of common stock
Basic and diluted	59,226,547	43,822,321	55,792,713	36,906,608

Earnings (loss) per share - basic and diluted
Continuing operations	$0.00	$(0.07)	$(0.10)	$(0.19)

Earning (loss) per share -
Discontinued operations	$—	$(0.00)	$—	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2021 and 2020

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2020
					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	equity
	Shares	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2020	29,008,818	$2,901	$27,013,137	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	—	—	—	(1,980,485)	—	(389,699)	(2,370,184)
Foreign currency translation adjustment	—	—	—	—	9,404	2,313	11,717
BALANCE, June 30, 2020 (Unaudited)	29,008,818	$2,901	$27,013,137	$(25,685,348)	$(498,074)	$(1,718,726)	$(886,110)
Net income	—	—	—	(2,180,744)		(418,546)	(2,599,290)
Exercise of Series A warrants into common stock	50,000	5	74,995	—	—	—	75,000
Fair value of derivative liabilities upon exerice of warrants	—	—	56,662	—	—	—	56,662
Issuance of common stock and warrants in an registered direct offerings, net of issuance costs	13,800,000	1,380	5,854,998	—	—	—	5,856,378
Issuance of common stock for consulting service	500,000	50	444,950	—	—	—	445,000
Foreign currency translation adjustment	—	—	—	—	(184,324)	19,108	(165,216)
BALANCE, September 30, 2020 (Unaudited)	43,358,818	$4,336	$33,444,742	$(27,866,092)	$(682,398)	$(2,118,164)	$2,782,424
Net loss	—	—	—	(3,081,012)	—	(593,452)	(3,674,464)
Exercise of Series A warrants into common stock	842,234	84	421,033	—	—	—	421,117
Fair value of derivative liabilities upon exerice of warrants	—	—	928,141	—	—	—	928,141
Acquisition of business entities	—	—	—	—	—	344,490	344,490
Foreign currency translation adjustment	—	—	—	—	(58,785)	(3,168)	(61,953)
BALANCE, December 31, 2020 (Unaudited)	44,201,052	$4,420	$34,793,916	$(30,947,104)	$(741,183)	$(2,370,294)	$739,755

	For the Nine Months Ended December 31, 2021
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2021	49,780,725	$4,978	$40,755,327	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net loss	—	—	—	(6,248,615)		(1,122,021)	(7,370,636)
Exercise of Series A warrants into common stock	44,029	4	22,011	—	—	—	22,015
Fair value of derivative liabilities upon exerice of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock and warrants in an registered direct offerings, net of issuance costs	5,531,916	554	2,208,095	—	—	—	2,208,649
Foreign currency translation adjustment	—	—	—	—	(7,237)	(11,335)	(18,572)
BALANCE, June 30, 2021 (Unaudited)	55,356,670	$5,536	$43,031,107	$(40,313,536)	$(845,908)	$(4,417,499)	$(2,540,300)
Net loss	—	—	—	419,926	—	(541,851)	(121,925)
Issuance of restricted stock units	95,457	9	104,991	—	—	—	105,000
Foreign currency translation adjustment	—	—	—	—	2,407	(6,015)	(3,608)
BALANCE, September 30, 2021 (Unaudited)	55,452,127	$5,545	$43,136,098	$(39,893,610)	$(843,501)	$(4,965,365)	$(2,560,833)
Net loss	—	—	—	155,459	—	(287,580)	(132,121)
Issuance of common stock in purhcase of XXTX's remaining NCI	5,331,667	533	(1,358,117)	—	(21,762)	1,379,346	—
Issuance of common stock for consulting service	1,000,000	100	652,900	—	—	—	653,000
Foreign currency translation adjustment	—	—	—	—	86,826	(16,188)	70,638
BALANCE, December 31, 2021 (Unaudited)	61,783,794	$6,178	$42,430,881	$(39,738,151)	$(778,437)	$(3,889,787)	$(1,969,316)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(7,624,682)	$(8,643,938)
Net loss from discontinued operations	—	(78,351)
Net loss from continuing operations	(7,624,682)	(8,565,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	849,642	175,884
Stock compensation expense	653,000	445,000
Issuance costs for series A convertible preferred stock	821,892	—
Amortization of right-of-use assets	3,347,999	3,119,274
Amortization of intangible assets	104,829	59,209
Provision for doutful accounts, net of recovery	80,410	(106,835)
Impairments of long-lived assets	178,125	122,206
Gain (loss) on disposal of equipment	—	(420)
Change in fair value of derivative liabilities	(5,185,309)	1,443,784
Change in operating assets and liabilities
Accounts receivable	820,818	227,174
Inventories	(126,351)	226,852
Prepayments, other receivables and other assets	396,788	137,701
Finance lease receivables	524,831	113,911
Accounts payable	76,877	174,160
Advances from customers	581,180	52,453
Income tax payable	—	7,847
Accrued expenses and other liabilities	(231,230)	2,223,905
Operating lease liabilities	(149,466)	(132,885)
Operating lease liabilities - related parties	(124,143)	68,326
Net cash used in operating activities from continuing operations	(5,004,790)	(208,041)
Net cash used in operating activities from discontinued operations	(1,454,382)	(1,578,633)
Net Cash Used in Operating Activities	(6,459,172)	(1,786,674)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,460,067)	(199,896)
Purchases of intangible assets	(76,637)	—
Cash acquired from XXTX, net of cash paid to XXTX	—	7,975
Net cash used in investing activities from continuing operations	(3,536,704)	(191,921)
Net cash used in investing activities from discontinued operations	(1,398)	(2,258)
Net Cash Used in Investing Activities	(3,538,102)	(194,179)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in registered direct offering	5,771,053	—
Net proceeds from issuance of common stock and warrants in an underwritten public offering	—	6,098,297
Net proceeds from issuance of common stock upon warrants exercised	22,015	496,117
Net proceeds from issuance of series A convertible preferred stock and warrants in a private placement offering	4,369,937	—
Borrowings from a financial instituition	693,777	508,275
Loan to related parties	(171,738)	—
Borrowings from related parties and affiliates	15,546	—
Repayments to related parties and affiliates	—	(213,342)
Repayments of current borrowings from financial institutions	(529,226)	(354,504)
Principal payments of finance lease liabilities	(1,994,077)	(1,771,214)
Net cash provided by financing activities from continuing operations	8,177,287	4,763,629
Net cash used in financing activities from discontinued operations	—	(167,315)
Net Cash Provided by Financing Activities	8,177,287	4,596,314

Effect of exchange rate changes on cash and cash equivalents	173,623	83,332

Net (decrease) increase in cash and cash equivalents	(1,646,364)	2,698,793
Cash and cash equivalents, beginning of period	4,448,075	844,027
Cash and cash equivalents, end of period	2,801,711	3,542,820

Less: Cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents from continuing operations, end of period	$2,801,711	$3,542,820
Supplemental Cash Flow Information
Cash paid for interest expense	$44,123	$35,419
Cash paid for income tax	$—	$—
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$196,671	$3,145,506
Recognition of right-of-use assets and lease liabilities, related parties	$180,973	$—
Acquision of equipment through prepayment and financing lease receivables offset	$—	$540,968
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$7,933,434	$(241,919)
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$45,674	$984,803
Acquisition of XXTX with payables	$—	$314,290
Acquisition of XXTX's minority interest with issuance of common stock at fair value	$1,972,717	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in three segments:

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

(ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and 11 other cities in China as of the filing date of these unaudited condensed consolidated financial statements.

(iii) as fully described below, the Company is going to be engaged in providing system development and support for online ride-hailing platforms like XXTX  through a new VIE, Chengdu Youlu Technology Ltd. (“Youlu”) in the next twelve months. Youlu has not yet begun their operation as of December 31, 2021.

The Company previously operated an online lending platform in China through its VIE, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), which facilitated peer-to-peer (“P2P”) loan transactions between Chinese investors and individual and small-to-medium-sized enterprise borrowers. The Company ceased its online lending services business in October 2019.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. Hunan Ruixi also controls Jinkailong through its 35%equity interest and voting agreements with Jinkailong's other shareholders. Jinkailong facilitates automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services. Yicheng holds a business license for automobiles sale and financial leasing and has been engaged in automobile sales since June 2019. The Company also has been engaged in operating leasing services through Jinkailong and Hunan Ruixi since March 2019.

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which Senmiao Consulting shall acquire all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”) at a per share price of the average closing price of a share of Common Stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders have been completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting.

As of the filing date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB36.16 million (approximately $5.69 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of December 31, 2021, XXTX had eight wholly owned subsidiaries and only one of them has operations.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December 2020, Senmiao Consulting formed Corenel, with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel has engaged in automobile operating leases since March 2021. In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. ("Xichuang"), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In August 2021, Hunan Ruixi signed an equity transfer agreement with another shareholder of Xichuang. Pursuant to the equity transfer agreement, another shareholder of Xichuang would transfer 30% of its shares to Hunan Ruixi for free. However, in November 2021, Xichuang was dissolved. The dissolution of Xichuang did not have a material impact to the Company’s financial results.

In April 2021, the Company formed Senmiao Technology (Hong Kong)., Ltd. (“Senmiao HK”), with a registered capital of $10,000 in Hongkong. The Company holds 99.99% of the equity interests of Senmiao HK.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries, and VIEs, as of the filing date of these unaudited condensed consolidated financial statements:

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The term of Youlu is similar to the VIE Agreements with Sichuan Senmiao as described above. According to the VIE Agreements, Youlu is obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations are, in fact, directly controlled by XXTX. There are no unrecognized revenue-producing assets that are held by Youlu. As of December 31, 2021, Youlu has not commenced operation yet.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total assets and total liabilities of the Company’s VIEs included in the Company’s unaudited condensed consolidated financial statements as of December 31, 2021 and March 31, 2021 are as follows:

	December 31, 2021	March 31, 2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$175,768	$134,776
Accounts receivable, net, current portion	389,952	935,165
Inventories	33,622	—
Prepayments, other receivables and other assets, net	1,590,490	1,245,330
Other receivable - intercompany	2,977,816	1,815,250
Due from related parties	27,938	39,572
Current assets - discontinued operations (1)	195,665	571,172
Total current assets	5,391,251	4,741,265

Property and equipment, net:
Property and equipment, net	293,611	451,522
Property and equipment, net - discontinued operations	—	2,706
Total property and equipment, net	293,611	454,228

Other assets:
Operating lease right-of-use assets, net	216,132	265,470
Operating lease right-of-use assets, net, related parties	6,582	9,896
Financing lease right-of-use assets, net	1,659,036	4,201,693
Accounts receivable, net, non-current	28,153	207,240
Total other assets	1,909,903	4,684,299

Total assets	$7,594,765	$9,879,792

Current liabilities:
Borrowings from financial institutions	$500,363	$310,662
Advances from customers	637,596	45,413
Income tax payable	17,947	17,408
Accrued expenses and other liabilities	4,331,429	3,750,393
Other payable - intercompany	7,868,916	6,895,543
Due to related parties and affiliates	364,705	352,827
Operating lease liabilities	107,241	99,831
Operating lease liabilities - related parties	5,381	4,989
Financing lease liabilities	4,104,460	4,814,808
Current liabilities - discontinued operations (2)	527,104	2,372,652
Total current liabilities	18,465,142	18,664,526

Other liabilities:
Borrowings from financial institutions, non-current	21,776	38,857
Operating lease liabilities, non-current	131,988	167,822
Operating lease liabilities, non-current - related parties	1,395	3,850
Financing lease liabilities, non-current	1,296,238	2,037,609
Total other liabilities	1,451,397	2,248,138

Total liabilities	$19,916,539	$20,912,664
(1)	Includes intercompany receivables of $183,331 and $177,825 as of December 31, 2021 and March 31, 2021, respectively.
(2)	Includes intercompany payables of $0 and $35,790 as of December 31, 2021 and March 31, 2021, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net revenue, loss from operations and net loss of the VIEs that were included in the Company's unaudited condensed consolidated financial statements for the three months and nine months ended December 31, 2021 and 2020 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$1,902,560	$1,157,146	$5,644,454	$2,925,839
Net revenue from discontinued operations	$—	$1,642	$—	$6,196
Loss from operations from continuing operations	$(875,683)	$(985,172)	$(2,949,481)	$(3,551,034)
Loss from operations from discontinued operations	$—	$(2,238)	$—	$(84,692)
Net loss from continuing operations attributable to stockholders	$(708,800)	$(972,620)	$(2,426,729)	$(2,911,651)
Net loss from discontinued operations attributable to stockholders	$—	$(8,212)	$—	$(233,977)
Net loss attributable to stockholders	$(708,800)	$(980,832)	$(2,426,729)	$(3,145,628)

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net loss of approximately $7.6 million for the nine months ended December 31, 2021, (2) accumulated deficit of approximately $39.7 million as of December 31, 2021; (3) the working capital deficit of approximately $9.9 million as of December 31, 2021; (4) net operating cash outflows of approximately $5.0 million and $1.5 million from continuing operations and discontinued operations, respectively, for the nine months ended December 31, 2021 and (5) the purchase commitment of approximately $1.7 million for 100 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million , of which, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to the Company and the remaining purchase commitment of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers the Company would be exposed to was approximately $9.7 million as of December 31, 2021, assuming all the automobile purchasers were in default. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited condensed interim financial information as of December 31, 2021 and for the three and nine months ended December 31, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2021, which was filed with the SEC on July 8, 2021.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2021, its unaudited results of operations and changes in shareholders’ equity for the three and nine months ended December 31, 2021 and 2020, and its unaudited cash flows for the nine months ended December 31, 2021 and 2020, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries and VIEs are recorded as a separate component of accumulated other comprehensive loss within the statement of stockholders’ equity (deficiency).

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31, 2021	March 31, 2021
Balance sheet items, except for equity accounts	6.3559	6.5527

	For the Three Months Ended
	December 31,
	2021	2020
Items in the statements of operations and comprehensive loss	6.3937	6.6224

	For the Nine Months Ended
	December 31,
	2021	2020
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.4408	6.8726

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and March 31, 2021:

	Carrying Value at	Fair Value Measurement at
	December 31, 2021	December 31, 2021
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$3,981,377	$—	$—	$3,981,377

		Fair Value Measurement at
	Carrying Value at	March 31, 2021
	March 31, 2021	Level 1	Level 2	Level 3
Derivative liabilities	$1,278,926	$—	$—	$1,278,926

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2021 and for the year ended March 31, 2021:

				August	February
				2020	2021
	2019 Registered Direct Offering			Underwritten	Registered	May 2021		November 2021
				Public	Direct	Registered Direct Offering		Private Placement
	Series A	Series B	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2020	$315,923	$1,371	$25,236	$—	$—	$—	$—	$—	$—	$342,530
Derivative liabilities recognized at grant date	—	—	—	241,919	755,274	—	—	—	—	997,193
Change in fair value of derivative liabilities	1,234,630	—	138,336	455,162	(117,713)	—	—	—	—	1,710,415
Fair value of warrants exercised	(1,470,285)	—	—	(299,556)	—	—	—	—	—	(1,769,841)
Warrant forfeited due to expiration	—	(1,371)	—	—	—	—	—	—	—	(1,371)
BALANCE as of March 31, 2021	80,268	—	163,572	397,525	637,561	—	—	—	—	1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	—	3,313,864	248,541	4,060,857	310,173	7,933,435
Change in fair value of derivative liabilities	(29,989)	—	(138,241)	(315,393)	(514,123)	(1,894,358)	(142,082)	(1,999,514)	(151,609)	(5,185,309)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	—	—	(45,675)
BALANCE as of December 31, 2021 (Unaudited)	$4,604	$—	$25,331	$82,132	$123,438	$1,419,506	$106,459	$2,061,343	$158,564	$3,981,377

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

As the underwriting agreement indicated, the Underwriters have the right of first refusal to act as lead or joint investment banker, lead or join book-runner and /or joint placement agent, for each and every future public and private equity and debt offering, including all equity linked financings for the Company, or any successor to or any subsidiary of the Company for a period of twelve months following August 4, 2020, (the “ROFR”). The ROFR was terminated as of February 4, 2021 as disclosed in more details below.

On February 10, 2021, the Company completed a registered direct offering of 5,072,465 shares of the Company’s common stock at $1.38 per share, pursuant to a placement agency agreement with FT Global Capital, Inc., as exclusive placement agent in connection with this offering. In connection with the offering, the Company issued the placement agent warrants to purchase up to 380,435 shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $1.38 per share and are exercisable on a “cashless” basis. In addition, the company issued to the Underwriters seven percent of the gross proceeds from the offering and warrants to purchase up to 152,174 shares of its common stock, in consideration for the termination of the ROFR as mentioned above. These warrants are exercisable for a period of five years from February 8, 2020 at a price of $1.725 per share.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 13, 2021, the Company completed a registered direct offering of 5,531,916 shares of the Company’s common stock at $1.175 per share, pursuant to a securities purchase agreement with certain purchasers dated May 11, 2021. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 5,531,916 shares of common stock at an exercise price of $1.05 per share (the “May 2021 Investors Warrants”). The warrants have a term of five years and are exercisable at any time on or after the issuance date. In connection with the offering, the Company paid the placement agent cash commission of approximately $487,500 and issued to it warrants to purchase up to 414,894 shares of common stock at an exercise price of $1.05 per share (the “May 2021 Placement Agent Warrants”), which warrants will be exercisable at any time on or after the issuance date and expire on the fifth-year anniversary of their issuance.

On November 10, 2021, the Company completed a private placement of 5,000 shares of the Company’s series A convertible preferred stock at $1,000 per share, pursuant to a securities purchase agreement with certain institutional investors. As a result, the Company raised approximately $4.4 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 7,352,941 shares of common stock at an exercise price of $0.82 per share (the “ November 2021 Investors Warrants”). The warrants have a term of five years and are exercisable at any time on or after the initial exercisability date. In connection with the offering, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 551,471 shares of common stock at an exercise price of $0.68 per share (the “November 2021 Placement Agent Warrants”), which warrants will be exercisable at any time beginning from the date of six months from the closing of the Offering and expire on the fifth-year anniversary of their issuance. The Series A Convertible Preferred Stock is redeemable as change of control occur. A discount to the redemption amount of a contingently redeemable preferred share should be amortized only once it is probable the share will become redeemable. The Company determined that the redemption is uncertain as the cash redemption feature upon change of control is at the option of the holder, and the redemption date upon the change of control is uncertain.

The strike price of the Company’s Series A and Series B warrants, the placement agent warrants, the Underwriters’ Warrants, the ROFR warrants, and the investors warrants are denominated in US$ and the Company's functional currency is RMB; therefore, those warrant shares are not considered indexed to the Company's own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), December 31, 2021 and March 31, 2021.

	June 20,			August 4,	February 10,		May 13,		November 10,
	2019			2020	2021		2021		2021
			Placement		Placement			Placement		Placement
	Series A	Series B	Agent	Underwriters'	Agent	ROFR	Investor	Agent	Investor	Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	1,336,021	1,116,320	142,509	568,000	380,435	152,174	5,531,916	414,894	7,352,941	551,471
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price	$3.72	$3.72	$3.38	$0.63	$1.38	$1.73	$1.05	$1.05	$0.82	$0.68
Stock price	$2.80	$2.80	$2.80	$0.51	$1.63	$1.63	$0.72	$0.72	$0.67	$0.67
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of December 31, 2021
Granted Date	June 20, 2019		August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters'	Agent	ROFR	Investor	Agent	Investor	Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	25,902	142,509	318,080	380,435	152,174	5,531,916	414,894	7,352,941	551,471
Valuation date	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021	12/31/2021
Exercise price	$0.50	$0.50	$0.63	$1.38	$1.73	$1.05	$1.05	$0.82	$0.68
Stock price	$0.37	$0.37	$0.37	$0.37	$0.37	$0.37	$0.37	$0.37	$0.37
Expected term (years)	1.47	1.47	3.59	4.12	4.12	4.37	4.37	4.86	4.86
Risk-free interest rate	0.55%	0.55%	1.06%	1.13%	1.13%	1.17%	1.17%	1.24%	1.24%
Expected volatility	124%	124%	124%	124%	124%	124%	124%	124%	124%

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2021
Granted Date	June 20, 2019		August 4, 2020	February 10, 2021
		Placement		Placement
	Series A	Agent	Underwriters'	Agent	ROFR
	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	69,931	142,509	318,080	380,435	152,174
Valuation date	3/31/2021	3/31/2021	3/31/2021	3/31/2021	3/31/2021
Exercise price	$0.50	$0.50	$0.63	$1.38	$1.73
Stock price	$1.40	$1.40	$1.40	$1.40	$1.40
Expected term (years)	2.22	2.22	4.35	4.87	4.87
Risk-free interest rate	0.20%	0.20%	0.73%	0.88%	0.88%
Expected volatility	132%	132%	132%	132%	132%

As of December 31 and March 31, 2021, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of December 31, 2021 and March 31, 2021.

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

(h)  Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Cash and cash equivalents also consist of funds received from automobile purchasers as payment for automobiles, related insurances and taxes to be paid on behalf of the automobile purchasers, which funds were held at the third-party platforms’ fund accounts and which are unrestricted and immediately available for withdrawal and use.

(i)  Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and March 31, 2021, allowance for doubtful accounts amounted to $34,990 and $78,167, respectively.

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

(k)  Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer's financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and March 31, 2021, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and March 31, 2021, finance lease receivables consisted of the following:

	December 31,	March 31,
	2021	2021
	(Unaudited)
Minimum lease payments receivable	$655,067	$1,343,662
Less: Unearned interest	(140,400)	(328,585)
Financing lease receivables, net	$514,667	$1,015,077
Finance lease receivables, net, current portion	$356,504	$541,605
Finance lease receivables, net, non-current portion	$158,163	$473,472

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2021 are as follows:

Minimum future payments
receivable
Twelve months ending December 31, 2022	$405,094
Twelve months ending December 31, 2023	222,094
Twelve months ending December 31, 2024	27,879
Twelve months ending December 31, 2025	—
Total	$655,067

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and nine months ended December 31, 2021, the impairment for property and equipment was $7,982 and $38,545, respectively. For the three and nine months ended December 31, 2020, the impairment for property and equipment was $10,342.

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

(m)  Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years
Online ride-hailing platform operating license	2-10 years

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended December 31, 2021 and 2020, there was no impairment of intangible assets.

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

For the three and nine months ended December 31, 2021, the Company recorded an impairment of $0 and $139,580 against goodwill, respectively. For the three and nine months ended December 31, 2020, no impairment was recorded against goodwill.

(o)  Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted income (loss) per share, net income (loss) attributable to stockholders for basic earnings (loss) per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method and convertible securities under the if-converted method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net earnings (loss) per share if their inclusion is anti-dilutive.

As of December 31, 2021, the Company’s dilutive securities from series A convertible preferred stock are convertible into approximately 7,352,941 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(p) Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-s99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Comapany.

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

As of December 31, 2021, the Company had outstanding contracts for automobile transaction and related services amounting to $375,277, of which $291,077 is expected to be completed within twelve months after December 31, 2021, and $84,200 is expected to be completed after December 31, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$1,947,481	$939,645	$5,440,470	$2,136,078
- Financing revenues	25,780	74,155	101,774	178,589
- Service fees from management and guarantee services	49,846	41,523	151,018	315,124
- Service fees from automobile purchase services	—	18,968	975	179,545
- Revenues from sales of automobiles	—	104,329	—	527,961
- Facilitation fees from automobile transactions	—	30	—	1,646
- Other service fees	502,786	155,365	937,342	532,384
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	2,525,893	1,334,015	6,631,579	3,871,327

Online Ride-hailing Platform Services (Continuing Operations)	1,017,156	304,535	1,617,454	304,535

Total Revenues from Continuing Operations	3,543,049	1,638,550	8,249,033	4,175,862

Online Lending Services (Discontinued Operations)
- Transaction fees	—	56	—	2,572
- Service fees	—	1,586	—	3,624
Total revenues from Online Lending Services (Discontinued Operations)	—	1,642	—	6,196

Total revenues	$3,543,049	$1,640,192	$8,249,033	$4,182,058

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

Facilitation fees from automobile transactions – Facilitation fees from automobile purchase transactions are paid by the Company’s customers including third-party sales teams or the automobile purchasers for the facilitation of the sales and financing of automobiles. The Company attracts automobile purchasers through third-party sales teams or its own sales department. For the sales facilitated between third-party sales teams and automobile purchasers, the Company charges the fees from the third-party sales teams, which was derived from the commission paid by the automobile purchasers to the third-party sales teams. Relating to sales facilitated between automobile purchasers and dealers, the Company charges the fees from the automobile purchasers. The Company recognizes revenue from facilitation fees when the titles are transferred to the purchasers at a point in time. The amount of fees is based on the type of automobile and negotiation with each sales team or automobile purchaser. The fees charged from third-party sales teams or automobile purchasers are paid before the automobile purchase transactions are consummated. These fees are non-refundable upon the delivery of automobiles.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2021, the Company's pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2021 and March 31, 2021. As of December 31, 2021, the calendar years ended December 31, 2016 through 2020 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

(t)  Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the unaudited condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(v)  Leases

The Company accounts for leases in accordance with ASC 842. Beginning in the fiscal year ended March 31, 2020, the Company entered into certain agreements as a lessor under which it leased automobiles for a short-term period (usually under 12 months) to ride-hailing car service drivers. The Company also entered into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

Finance and operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the implicit rate for the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognizes the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on an accretion basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended December 31, 2021, the Company did not recognize impairment loss on its finance lease ROU assets. For the three and nine months ended December 31, 2021, the Company did not recognize additional impairment loss on its finance lease ROU assets. For the three and nine months ended December 31, 2020, the Company recognized impairment loss of $31,641 and $111,864 on its finance lease ROU assets, respectively.

(w)  Significant risks and uncertainties

1)Credit risk
a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On December 31, 2021 and March 31, 2021, approximately $954,000 and $1,560,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On December 31, 2021 and March 31, 2021, approximately $1,563,000 and $2,339,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise's deposits at one bank are insured for a maximum of approximately $80,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of December 31, 2021 and March 31, 2021, the Company provided an allowance for doubtful accounts of $34,990 and $78,167, respectively. For the nine months ended December 31, 2021 and 2020, the Company wrote off accounts receivable of $57,417 and $252,211, respectively, which represent due from automobile purchasers.

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

On October 17, 2019, the Board approved the plan for the Company to discontinue and wind down its online lending services business (the “Plan”). For the three and nine months ended December 31, 2021 and 2020, no additional accounts receivable were written-off.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2)Foreign currency risk

As of December 31, 2021 and March 31, 2021, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $954,000 and $2,073,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB was appreciated from 6.55 RMB into US$1.00 on March 31, 2021 to 6.36 RMB into US$1.00 on December 31, 2021.

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

The Company cannot assure that when conflicts of interest arise, the shareholders of Sichuan Senmiao, the other shareholders of Jinkailong or the shareholders of Youlu will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. In addition, the Company’s ability to control Sichuan Senmiao and Jinkailong via the VIE Agreements and Voting Agreements may not be as effective as direct equity ownership.

Further, the VIE Agreements or the Voting Agreements may not be enforced in China if the PRC government or courts consider those contracts contravene PRC laws and regulations or otherwise not enforceable for public policy reasons. If the VIE Agreements or the Voting Agreements were found to be in violation of any existing PRC laws and regulations, the PRC government could:

●	revoke the VIEs’ business and operating licenses;
●	require the VIEs to discontinue or restrict operations;
●	restrict the Company’s right to collect revenues;
●	block the Company’s websites;
●	require the Company to restructure the operations in such a way as to compel the Company to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;
●	impose additional conditions or requirements with which the Company may not be able to comply; or
●	take other regulatory or enforcement actions against the Company that could be harmful to the Company’s business.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(x)  Recently issued accounting standards

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet adopted this update and it will become effective on January 1, 2023, assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company's unaudited condensed consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of this standard on January 1, 2021 did not have a material impact on its unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)" (“Updates”). The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has adopted this standard for the fiscal year beginning after March 31, 2021.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows of the Company.

4.BUSINESS COMBINATION

On September 11, 2020, Senmiao Consulting entered into an investment agreement (“XXTX Investment Agreement”) relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting agreed to make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash in exchange for a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority-owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into XXTX Increase Investment Agreement, a supplementary agreement related to XXTX Investment Agreement. Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest.

In October, 2021, The Company, Senmiao Consulting, XXTX and its shareholders entered into a Share Swap Agreement, pursuant to which the Company, through Senmiao Consulting, shall purchase all of the equity shares of XXTX held by its shareholders by issuing a total of 5,331,667 shares of the Company’s common stock to XXTX’s Shareholders. Upon closing, the Company, through Senmiao Consulting, shall own 100% of the equity interests in XXTX. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders have been completed. As of the filing date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB 36.16million (approximately $5.69 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company acquired $8,065 in cash, net of cash paid to XXTX in the acquisition of XXTX. The remaining purchase consideration of approximately $0.3 million from XXTX Investment Agreement signed on September 11, 2020 and approximately $5.7 million additional capital investment from XXTX Increase Investment Agreement signed on February 5, 2021 mentioned above are expected to be paid by the Company by December 31, 2025.

Under ASC 805-30-30-1, goodwill is calculated as follows as of December 31, 2021:

Fair value
Purchase consideration paid	$472,573
Fair value of non-controlling interest	326,570
Less: fair value of nets assets of XXTX:
Cash and cash equivalents	105,386
Other current assets	525,005
Plant and equipment	790
Intangible assets	265,536
Total assets	896,717
Total liabilities	(230,247)
Total fair value of net assets of XXTX	666,470
Goodwill as of the acquisition date	132,673
Effect of exchange rate changes on goodwill	6,907
Less: impairment loss of goodwill	(139,580)
Goodwill as of December 31, 2021	$—

5.    DISCONTINUED OPERATIONS

On October 17, 2019, the Board approved the Plan under which the Company has discontinued and is winding down its online P2P lending services business. The Company determined that the operation of its online P2P lending services business was not viable in light of the tightened regulations on online peer-to-peer lending in China generally and the unofficial request from local regulator to reduce the Company’s online peer-to-peer lending transaction volume on a monthly basis. The Company also determined that the discontinuation of its online P2P lending services business would allow the Company to focus its resources on its automobile financing facilitation and transaction business. In connection with the Plan, the Company ceased facilitation of loan transactions on its online lending platform and assumed all the outstanding loans from investors on the platform. The decision and action taken by the Company of discontinuing the online lending services business represented a major shift that will have a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45.

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 related to the Company's online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three and nine months ended December 31, 2021.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations in unaudited condensed consolidated balance sheet as of December 31, 2021 and March 31, 2021.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts of major classes of assets included as part of discontinued operations:

	December 31,	March 31,
	2021	2021
	(Unaudited)

Current assets
Prepayments, other receivables and other assets, net	12,334	393,348
Total current assets	12,334	393,348

Property and equipment, net	—	5,592

Total assets	$12,334	$398,940

Carrying amounts of major classes of liabilities included as part of discontinued operations:

	December 31,	March 31,
	2021	2021
	(Unaudited)

Current liabilities
Accrued expenses and other liabilities	$508,265	$2,288,066
Due to a stockholder	18,839	48,795
Total current liabilities	527,104	2,336,861

Total liabilities	$527,104	$2,336,861

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended December 31, 2021 and 2020.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$1,642	$—	$6,196

Operating expenses
Selling, general and administrative expenses	—	(2,450)	—	(90,888)
Total operating expenses	—	(2,450)	—	(90,888)
			—
Loss from discontinued operations	—	(808)	—	(84,692)

Other income, net	—	236	—	6,341

Loss before income taxes	—	(572)	—	(78,351)

Income tax expenses	—	—	—	—

Net loss attributable to stockholders	$—	$(572)	$—	$(78,351)

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of December 31, 2021 and March 31, 2021, accounts receivable were comprised of the following:

	December 31,	March 31
	2021	2021
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$485,442	$760,126
Receivables of service fees due from automobile purchasers	257,405	731,962
Receivables of online ride hailing fees from online ride-hailing drivers	125,899	162,197
Receivables of operating lease	—	170,707
Less: Unearned interest	(10,092)	(40,447)
Less: Allowance for doubtful accounts	(34,990)	(78,167)
Accounts receivable, net	$823,664	$1,706,378

Accounts receivable, net, current portion	$794,389	$1,437,195
Accounts receivable, net, non-current portion	$29,275	$269,183

Movement of allowance for doubtful accounts for December 31, 2021 and March 31, 2021 are as follows:

	December 31, 2021	March 31, 2021
	(Unaudited)
Beginning balance	$78,167	$379,689
Addition	12,421	374,785
Recovery	—	(209,723)
Write off	(57,417)	(485,384)
Translation adjustment	1,819	18,800
Ending balance	$34,990	$78,167

7.    INVENTORIES

	December 31,	March 31,
	2021	2021
	(Unaudited)
Automobiles (i)	$211,054	$127,933
(i)	As of December 31, 2021, the Company owned 17 automobiles with a total value of $177,432 for sale or sales-type leases, 16 automobiles with a total value of $33,622 for sale. As of March 31, 2021, the Company owned three automobiles with a total value of $47,410 for sale, and six automobiles with a total value of $80,523 for either leasing or sale.

As of December 31, 2021 and March 31, 2021, management compared the cost of automobiles with their net realizable value and determined no inventory write-down was necessary for these automobiles.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of December 31, 2021 and March 31, 2021, the prepayments, receivables and other assets were comprised of the following:

	December 31, 2021	March 31, 2021
	(Unaudited)
Receivables from borrowers of online lending platform, net (i)	$12,334	$393,348
Prepaid expenses (ii)	1,247,567	829,032
Deposits (iii)	1,073,696	537,619
Due from automobile purchasers, net (iv)	541,568	504,792
Value added tax (“VAT”) recoverable	488,946	99,445
Receivables from aggregation platforms (v)	380,598	867,614
Prepayments for automobiles (vi)	29,116	1,026,802
Employee advances	23,097	9,739
Others	12,888	30,235
Total prepayments, receivables and other assets	3,809,810	4,298,626
Total prepayments, receivables and other assets - discontinued operations	(12,334)	(393,348)
Total prepayments, receivables and other assets - continuing operations	$3,797,476	$3,905,278

(i)   Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the Company’s discontinued P2P lending platform, which will be collected from related borrowers. As of December 31, 2021 and March 31, 2021, the Company recorded allowance of $4,014,583 and $3,894,011, respectively, against doubtful receivables.

(ii)  Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(iii)  Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., an online ride-hailing platform.

(iv)Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of December 31, 2021 and March 31, 2021, the Company recorded allowance of $52,408 and $41,759, respectively, against doubtful receivables. During the nine months ended December 31, 2021 and 2020, the Company wrote off balance due from automobile purchasers of $58,756 and $270,442, respectively, and recorded additional allowances of $80,297 and $0, respectively, while recovered allowance against the balance due from automobile purchasers of $12,308 and $43,173, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(v)Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company's online ride-hailing platform.

(vi)Prepayments for automobiles

The balance represented advanced payments in purchasing automobiles from auto dealers or other parties.

9.    PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2021	March 31, 2021
	(Unaudited)
Leasehold improvements	$197,966	$192,020
Electronic devices	109,759	53,200
Office equipment, fixtures and furniture	99,900	104,735
Vehicles	7,317,751	3,778,811
Subtotal	7,725,376	4,128,766
Less: accumulated depreciation and amortization	(1,295,578)	(423,027)
Total property and equipment, net	6,429,798	3,705,739
Total property and equipment, net - discontinued operations	—	(5,592)
Total property and equipment, net - continuing operations	$6,429,798	$3,700,147

Depreciation expense from continuing operations for the three months ended December 31, 2021 and 2020 amounted to $328,551and $69,276, respectively. Depreciation expense from discontinued operations for the three months ended December 31, 2021 and 2020 amounted to $0 and $2,097, respectively.

Depreciation expense from continuing operations for the nine months ended December 31, 2021 and 2020 amounted to $849,642 and $175,884, respectively. Depreciation expense from discontinued operations for the nine months ended December 31, 2021 and 2020 amounted to $0 and $6,365, respectively.

10.    INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31, 2021	March 31, 2021
	(Unaudited)
Software	$795,926	$794,548
Online ride-hailing platform operating licenses	384,122	297,258
Less: Accumulated amortization	(240,855)	(123,675)
Total intangible assets, net	$939,193	$968,131

Amortization expense from continuing operations totaled $30,186 and $17,539 for the three months ended December 31, 2021 and 2020, respectively.

Amortization expense from continuing operations totaled $104,829 and $59,209 for the nine months ended December 31, 2021 and 2020, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending December 31, 2022	$169,930
Twelve months ending December 31, 2023	165,661
Twelve months ending December 31, 2024	154,534
Twelve months ending December 31, 2025	117,209
Twelve months ending December 31, 2026	80,193
Thereafter	251,666
Total	$939,193

11.    BORROWINGS FROM FINANCIAL INSTITUTIONS, CURRENT AND NON-CURRENT

The borrowings from certain financial institutions in China represented the short-term loans of $327,729 from a bank and the difference between the actual proceeds disbursed by the financial institutions to Jinkailong and the total amount of principal to be responsible for and repaid by the automobile purchasers of $200,616 as of December 31, 2021. Such borrowings totaled $528,345 and $355,624 bearing interest rates ranging between 6.2% and 8.1% per annum as of December 31, 2021 and March 31, 2021, respectively, of which $27,982 and $44,962, respectively, is to be repaid over a period of 13 to 24 months, classified as borrowings from financial institutions, noncurrent.

The interest expense for the three months ended December 31, 2021 and 2020 was $16,475 and $2,158, respectively. The interest expense for the nine months ended December 31, 2021 and 2020 was $44,123 and $37,698, respectively.

12.    ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,	March 31,
	2021	2021
	(Unaudited)
Payables to investors of online lending platform (i)	$—	$1,795,066
Deposits (ii)	2,162,835	1,639,681
Accrued payroll and welfare	1,904,621	1,306,509
Payables to drivers from aggregation platforms (iii)	791,330	2,352,264
Other taxes payable	858,428	398,220
Loan repayments received on behalf of financial institutions (iv)	754,009	839,770
Payables for expenditures on automobile transaction and related services	273,518	159,388
Accrued expenses	522	6,090
Other payables (v)	324,163	446,670
Total accrued expenses and other liabilities	7,069,426	8,943,658
Total accrued expenses and other liabilities - discontinued operations	(508,265)	(2,288,066)
Total accrued expenses and other liabilities - continuing operations	$6,561,161	$6,655,592
(i)	The balance of payables to investors of online lending platform represented the outstanding loans from investors on the Company’s discontinued P2P lending platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business. As of December 31, 2021, the Company has fully settled the outstanding loans.
(ii)	The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(iii)	The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.
(iv)	The balance of loan repayments received on behalf of financial institutions represented the loan repayments made by the automobile purchasers to financial institutions through the Company, which has not been paid to the financial institutions.
(v)	The balance of other payables represented amount due to suppliers and vendors for operation purposes.

13.    EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $209,209 and $61,262 for the three months ended December 31, 2021 and 2020, respectively, for continuing operations of the Company. The contributions made by the Company were $0 and $16,886 for the three months ended December 31, 2021 and 2020, respectively, for the Company’s discontinued operations.

The contributions made by the Company were $566,024 and $130,427 for the nine months ended December 31, 2021 and 2020, respectively, for continuing operations of the Company. The contributions made by the Company were $0 and $45,457 for the nine months ended December 31, 2021 and 2020, respectively, for the Company’s discontinued operations.

As of December 31, 2021 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $892,629 and $442,485, respectively, for continuing operations of the Company. As of December 31, 2021 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $506,062 and $566,140, respectively, for discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

14.    EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 337,940 shares of common stock ("IPO Underwriter's Warrants"). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $4.80 per share and is not exercisable for a period of 180 days from March 16, 2018. As of December 31, 2021, there were 37,940 IPO Underwriter's Warrants outstanding.

Warrants in Offerings

The Company adopted the provisions of ASC 815 on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in ASC 815. Warrants issued in connection with the direct equity offering with exercise prices denominated in US dollars are no longer considered indexed to the Company’s stock, as their exercise prices are not in the Company’s functional currency (RMB), and therefore no longer qualify for the scope exception and must be accounted for as a derivative. These warrants are classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.”

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2019 Registered Direct Offering Warrants

As of December 31, 2021 and March 31, 2021, there were 168,411 and 212,440 2019 registered direct offering warrants outstanding, respectively. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $32,150 and $168,230, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the three and nine months ended December 31, 2020, the change of fair value was a loss of $786,200 and $1,148,417, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since March 31, 2020. As of December 31, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $29,935 and $243,840, respectively.

August 2020 Underwriters’ Warrants

As of December 31, 2021 and March 31, 2021, there were 318,080 underwriters’ warrants outstanding. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $64,140 and $315,393, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the three and nine months ended December 31, 2020, the change of fair value was a loss of $244,643 and $295,367, respectively, recognized in the accompanying income statement based on the increase in fair value of the liabilities since issuance. As of December 31, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $82,132 and $397,525, respectively.

February 2021 Registered Direct Offering Warrants

As of December 31, 2021 and March 31, 2021, there were 532,609 February 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $102,568 and $514,123, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of December 31, 2021 and March 31, 2021, the fair value of the derivative instrument totaled $123,438 and $637,561, respectively.

May 2021 Registered Direct Offering Warrants

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 131%; risk free interest rate 0.84%; dividend yield of 0% and expected term of 5 years of the investors Warrants and placement agent Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $0.72 on May 13, 2021 which was the date the warrants were issued. Net proceeds were allocated as the follows:

Fair value of the warrants	$3,562,404
Common stock	2,208,649
Total net proceeds	$5,771,053

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, on each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and nine months ended December 31, 2021, the change of fair value was a gain of $1,186,878 and $2,036,440, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of December 31, 2021, the fair value of the derivative instrument totaled $1,525,965.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 2021 Private Placement Warrants

In connection with November 2021 private placement, the company issued warrants to the investors and placement agents of 7,352,941 shares and 551,471 shares, respectively.

The Company allocated the gross proceeds received between the Series A Preferred Stock and warrants issued to the Investors (7,352,941 shares) in connection of the sale of Series A Preferred Stock first to warrants based on the fair value on the date the proceeds were received with the remaining balance to Series A Preferred Stock, gross proceeds were allocated as the follows:

Fair value of Investor warrants	$4,060,857
Series A Preferred Stock	939,143
Total gross proceeds	5,000,000
Issuance cost	630,063
Total net proceeds	$4,369,937

The value of the warrants to the investors and placement agents was determined using the Black-Scholes valuation model using the following assumptions: volatility 126%; risk free interest rate 1.23%; dividend yield of 0% and expected term of 5 years of the Placement Warrants and Investor Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $0.67 on the date the warrants were issued. The value of the warrants allocated to derivative liabilities was recorded on insertion date as following:

Fair value of investor warrants	$4,060,857
Fair value of placement agent warrants (i)	310,173
Total fair value of warrants allocated to derivative liabilities	$4,371,030

(i)	The issuance costs for placement agent warrants which was classified as liability were immediately expensed.

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, on each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the three and nine months ended December 31, 2021, the change of fair value was a gain of $2,151,123 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of December 31, 2021, the fair value of the derivative instrument totaled $2,219,907.

The Company has warrants outstanding as follows:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	1,100,609	1,100,609	$1.48	5.00
Forfeited	(3,132)	(3,132)	—	—
Exercised	(1,516,010)	(1,516,010)	—	—
Balance, March 31, 2021	1,101,069	1,101,069	$1.16	4.09
Granted	13,851,222	13,851,222	$0.91	5.00
Exercised	(44,029)	(44,029)	—	—
Balance, December 31, 2021 (Unaudited)	14,908,262	14,908,262	$0.93	4.57

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the nine months ended December 31, 2021. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a "separation of service" within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all installment of RSUs with an aggregate of 127,273 was vested and 95,457 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock within 2022 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of December 31, 2021, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan. And RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

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

The Warrants have a term of five years and are exercisable by the holders at any time after the date of issuance at an exercise price of $1.05 per share. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Warrants is also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Warrants. However, the exercise price of the Warrants shall not be lower than $1.05 as a result of an adjustment, unless the Company has obtained the stockholder approval. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99%.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the offering, the Company issued the investors warrants and placement agent warrants to purchase up to 5,531,916 and 414,894 shares of its common stock, respectively. These warrants are exercisable at any time on or after the issuance date and expire on the fifth-year anniversary of their issuance.

November 2021 Private Placement

On November 8, 2021, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) pursuant to which the Company will sell to the Investors, in a private placement (the “Private Placement”), an aggregate of $5,000,000 worth of securities of the Company, consisting of up to 5,000 shares (the “Preferred Shares”) of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants (the “Investor Warrants”) to initially acquire up to an aggregate number of shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) that equals to the number of shares of Common Stock to be issued upon conversion of the Preferred Shares at $0.68 per share (the “Initial Conversion Price”) (as exercised, collectively, the “Warrant Shares”). The purchase price for the Preferred Shares shall be $1,000 per each Preferred Share (and related Investor Warrant). On November 10, 2021, the Company completed the Private Placement. The net proceeds to the Company from this offering, after deducting the placement agent commissions and other estimated offering expenses payable by the Company, were approximately $4.4 million. The Series A Convertible Preferred Stock is included in mezzanine equity on the unaudited condensed consolidated balance sheets, becasuse it is redeemable by the holders upon events of change of control which are not within the Company’s control. A discount to the redemption amount of a contingently redeemable preferred share should be amortized only once it is probable the share will become redeemable. The Company determined that the redemption is uncertain as the cash redemption feature upon change of control is at the option of the holder, and the redemption date upon the change of control is uncertain.

Pursuant to the certificate of designations for the Series A Preferred Stock (the “COD”), at any time after the initial issuance date, each holder shall be entitled to convert any portion of the outstanding Preferred Shares held by such holder into shares of Common Stock (the “Conversion Shares”) at Initial Conversion Price, which shall be adjusted to the greater of $0.41 per share or 85% of the closing bid price of the Company’s Common Stock reported on the NASDAQ Capital Market on the Applicable Date, which is the earlier of the first date on which the registration statement covering the resale of the Conversion Shares and Warrant Shares is declared effective by the SEC or the first date on which all such shares are eligible to be resold by the Investors pursuant to Rule 144 or Rule 144A promulgated under the Securities Act.

The Investor Warrants have a term of five years and are exercisable by the holders at any time after six months and one day of the date of issuance at an exercise price of $0.82 per share. The exercise price and the number of shares issuable upon exercise of the Investor Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Investor Warrants are also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Investor Warrants. However, the exercise price of the Investor Warrants shall not be lower than $0.7125 as a result of an adjustment, unless the Company has obtained the stockholder approval. The exercisability of the Investor Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% as the Investor chooses.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FT Global Capital acted as the exclusive placement agent in connection with this Private Placement pursuant to the terms of a placement agency agreement, dated November 7, 2021, between the Company and FT Global Capital (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company agreed to pay FT Global Capital a cash fee equal to 7.5% of the aggregate proceeds received by the Company from the sale of its securities to the Investors. FT Global Capital is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that FT Global Capital had introduced to the Company. In addition to the cash fees, the Company agreed to issue to the Placement Agent warrants to purchase an aggregate of up to 7.5% of the aggregate number of the Conversion Shares (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Investor Warrants, exercisable at a price of $0.68 per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Investor Warrants.

In connection with the Private Placement, the Company issued warrants to the Investors to purchase up to an aggregate number of shares of common stock that equals to the number of shares of common stock to be issued upon conversion of the Series A Preferred Stock at the Initial Conversion Price. Meanwhile, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 551,471 shares of common stock at an exercise price of $0.68 per share, which warrants will be exercisable at any time on or after the date of six months from the issuance date and expire on the fifth-year anniversary of their issuance.

Share Swap in purchase of XXTX’s remaining minority interest

In October, 2021, The Company, Senmiao Consulting, XXTX and its shareholders entered into a Share Swap Agreement, pursuant to which the Company, through Senmiao Consulting, shall purchase all of the equity shares of XXTX held by its shareholders by issuing a total of 5,331,667 shares of the Company’s common stock to XXTX’s Shareholders. Upon closing, the Company, through Senmiao Consulting, shall own 100% of the equity interests in XXTX.

Common stock issued for consulting services

On October 22, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with Jolly Good River Group Limited. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain market research and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 1,000,000 shares of the Common Stock, par value $0.0001, payable within ten working days from the signing of the Consulting Agreement. As of November 9, 2021, the issuance of 1,000,000 shares of the Company’s common stock has been completed and the Company recorded the consulting fee of $653,000 pursuant to the fair value on November 3, 2021, the grant date.

15.    INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the nine months ended December 31, 2021 and 2020, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's net operating loss from U.S for the nine months ended December 31, 2021 amounted to approximately $3.4 million. As of December 31, 2021, the Company’s net operating loss carryforward for U.S. income taxes was approximately $5.5 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of December 31 and March 31, 2021, valuation allowances for deferred tax assets were approximately $1.16 million and $0.80 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong, Yicheng, XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax expenses	$4,539	$7,487	$4,550	$14,464
Deferred income tax expenses	—	—	—	—
Total income tax expenses	$4,539	$7,487	$4,550	$14,464

As of December 31, and March 31, 2021, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $17.4 million and $8.1 million, respectively, which will expire starting from 2024 and ending in 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $4,506,696 and $2,036,311 related to its operations in the PRC as of December 31, 2021 and March 31, 2021, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $5,856 and $21,435 related to its operations in the PRC as of December 31, 2021 and March 31, 2021, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2021	2021
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$4,506,696	$2,036,311
Net operating loss carryforwards in the U.S.	1,157,348	798,489
Allowance for doubtful account	5,856	21,435
Less: valuation allowance	(5,669,900)	(2,856,235)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$46,386	$45,146
Deferred tax liabilities, net	$46,386	$45,146

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and March 31, 2021, the Company's PRC entities associated with the discontinued P2P lending operations had net operating loss carryforwards of approximately $10.4 million, which will expire in 2023 to 2025. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of December 31, 2021 and March 31, 2021, full valuation allowance is provided against the deferred tax assets based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2021	March 31, 2021
	(Unaudited)
Net operating loss carryforwards in the PRC	$2,595,919	$2,595,919
Less: valuation allowance	(2,595,919)	(2,595,919)
	$—	$—

16.    CONCENTRATION

Major Suppliers

For the three months ended December 31, 2021, two suppliers accounted for approximately 19.0% and 10.7% of the total costs of revenue.

For the nine months ended December 31, 2021, two suppliers accounted for approximately 17.5% and 10.4% of the total cost of revenues.

17.    RELATED PARTY TRANSACTIONS AND BALANCES

1.	Related Party Balances
1)	Due from related parties

As of December 31, 2021 and March 31, 2021, balances due from related parties were $12,205 and $24,311, respectively, and represented operation costs of three related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $15,733 and $15,261 represent advances to a non-controlling shareholder of Hunan Ruixi for operational purposes as of December 31, 2021 and March 31, 2021, respectively. The balances due from related parties were all non-interest bearing and due on demand.

2)	Due to a stockholder

Due to a stockholder comprised of amounts payable to a stockholder named below and are unsecured, interest free and due on demand.

	December 31,	March 31,
	2021	2021
	(Unaudited)
Jun Wang	$18,839	$48,795
Total due to a stockholder	18,839	48,795
Total due to a stockholder - discontinued operations	(18,839)	(48,795)
Total due to a stockholder - continuing operations	$—	$—

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3)	Due to related parties and affiliates

	December 31,	March 31,
	2021	2021
	(Unaudited)
Loan payable to related parties (i)	$121,007	$182,281
Others (ii)	243,698	170,546
Total due to related parties and affiliates - continuing operations	$364,705	$352,827
(i)	As of December 31, 2021 and March 31, 2021, the balances represented borrowings from three related parties, of which, $121,007 and $182,281 are unsecured, interest free and due on demand, respectively.
(ii)	As of December 31, 2021 and March 31, 2021, the balances represented $243,698 and $170,546, respectively of payables to five other related parties for operational purposes. These balances are interest free and due on demand.

Interest expense for the three and nine months ended December 31, 2021 and 2020 were $0.

2.Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. As of December 31, 2021, the outstanding balances due to these two stockholders in the discontinued operations were $18,839 and $0, respectively. As of March 31, 2021, the outstanding balances in the discontinued operations to these two stockholders were $48,795 and $0, respectively.

On July 28 and August 17, 2021, the Company entered into two loan agreements with its CEO, who agreed to loan $800,000 in total to the Company. The loans are non-interest bearing, effective from July 28, 2021 and August 17, 2021, which shall be paid within six months and three months, respectively. As of December 31, 2021, the loans were fully settled.

The Company entered into two office lease agreements with a stockholder of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. As of December 31, 2021 and March 31, 2021, operating lease right-of-use assets of these leases amounted to $499,210 and $475,408, respectively. As of December 31, 2021 and March 31, 2021, current leases liabilities of these leases amounted to $242,692 and $161,818, respectively. Non-current lease liabilities of these leases amounted to $268,078 and $285,371 as of December 31, 2021 and March 31, 2021, respectively. For the three months ended December 31, 2021 and 2020, the Company incurred $60,721 and $29,206, respectively, in rental expenses to this related party. For the nine months ended December 31, 2021 and 2020, the Company incurred $176,652 and $87,617, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. ("Dingchentai"), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of December 31, 2021 and March 31, 2021, operating lease right-of-use assets of this lease amounted $79,741 and $104,959, respectively. As of December 31, 2021, current leases liabilities and non-current leases liabilities of this lease amounted $124,306 and $25,909, respectively. As of March 31, 2021, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $81,908 and $56,178, respectively. For the three months ended December 31, 2021 and 2020, the Company incurred expense of $11,384 and $11,080 in rent to Dingchentai, respectively. For the nine months ended December 31, 2021 and 2020, the Company incurred $34,153 and $33,239, respectively, in rental expenses to this related party.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2019 and January 2020, the Company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the three months ended December 31, 2021 and December 31, 2020, the Company incurred automobile maintenance fees of $242,046 and $197,396 to those companies as mentioned above, respectively. During the nine months ended December 31, 2021 and December 31, 2020, the Company incurred automobile maintenance fees of $776,182 and $390,396 to those companies as mentioned above, respectively.

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

Lessee

As of December 31, 2021 and March 31, 2021, the Company has engaged in offices and showroom leases which were classified as operating leases. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of December 31, 2021, the average remaining operating and finance lease term of its existing leases is 1.58 and 1.9 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Nine Months Ended
		December 31,	December 31,	December 31,	December 31,
	Classification	2021	2020	2021	2020
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Lease expenses	Selling, general and administrative	$165,263	$93,646	$434,733	$299,526
Finance lease cost
Amortization of leased asset	Cost of revenue	834,807	758,091	2,419,695	1,524,439
Amortization of leased asset	General and administrative	76,187	382,727	522,605	1,455,527
Interest on lease liabilities	Interest expenses on finance leases	97,919	150,227	313,766	587,457
Total lease expenses		$1,174,176	$1,384,691	$3,690,799	$3,866,949

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease expenses totaled $165,263 and $93,646 for the three months ended December 31, 2021 and 2020, respectively. Operating lease expenses totaled $434,733 and $299,526 for the nine months ended December 31, 2021 and 2020, respectively. Interest expenses on finance leases from continuing operations totaled $97,919 and $150,227 for the three months ended December 31, 2021 and 2020, respectively. Interest expenses on finance leases from continuing operations totaled $313,766 and $587,457 for the nine months ended December 31, 2021 and 2020, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

		Finance
	*Operating lease	lease
	payments	payments	Total
Twelve months ending December 31, 2022	$542,688	$5,907,307	$6,449,995
Twelve months ending December 31, 2023	326,802	66,083	392,885
Twelve months ending December 31, 2024	137,555	—	137,555
Twelve months ending December 31, 2025	57,179	—	57,179
Twelve months ending December 31, 2026	9,451	—	9,451
Total lease payments	1,073,675	5,973,390	7,047,065
Less: discount	(76,143)	(135,263)	(211,406)
Present value of lease liabilities	$997,532	$5,838,127	$6,835,659

*As of December 31, 2021, the outstanding balance of operating lease payments due to related parties was $660,985.

19.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

On February 22, 2021, the Company entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. Pursuant to the contracts, the Company is required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be purchased with financing option through the dealer’s designated financial institutions. As of the filing date of these unaudited condensed consolidated financial statements, 100 automobiles have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $1.7 million is to be completed before December 31, 2022.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2020 and 2021, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three and nine months ended December 31, 2021, the Company recognized an estimated provision loss of approximately $6,305 and $26,145, respectively. For the three and nine months ended December 31, 2020, the Company recognized an estimated provision loss of approximately $17,000 and $119,000, respectively for the guarantee services because the drivers who exited the ride-hailing business were not able to make the monthly payments.

As of December 31, 2021, the maximum contingent liabilities the Company would be exposed to was approximately $9.7 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $3.6 million as of December 31, 2021, based on the market price and the useful life of such collateral, which represents approximately 36.8% of the maximum contingent liabilities. As of December 31, 2021, approximately $5.8 million, including interests of approximately $350,000, due to financial institutions, of all the automobile purchases we serviced were past due mainly due to the COVID-19 pandemic in China.

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

Langyue did not pay Impawn the monthly installment of June 2020 timely. In July 2020, Impawn sent the Collection Letter and Notice to Langyue to demand payment of the interest and penalty of RMB100,300 (approximately $14,330). On September 18, 2020, Impawn initiated a legal action with the People's Court of Sichuan Pilot Free Trade Zone (the “Court”) for an order to collect and enforce the repayment of the total outstanding principal, interest and penalty for an aggregate of RMB9,992,728 (approximately $1,428,000) and other expenses by freezing all bank accounts of Langyue and all related guarantors. On October 14, 2020, the cash in the bank accounts of Jinkailong, totaling RMB175,335 (approximately $25,050) was frozen by the Court and became restricted cash accordingly. On January 7, 2021, frozen bank account mentioned above has been fully released.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement ("Settlement Agreement"). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $634,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $94,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provided that it did not release the guarantee obligations of Jinkailong and in the event Langyue’s loan was not fully repaid at the end of the 35 months, Impawn reserved the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of December 31, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB453,000 (approximately $71,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,119,000 to Impawn in the future.

On September 24 and October 30, 2019, Shanghai Fengbang Leasing Co., Ltd (“Fengbang”) signed two financial leassing agreements (the “Master Agreements”) with two customers of Jinkailong, pursuant to which, Fengbang shall provide financial lease to the customers with the original principal amounted to approximately RMB79,500 (approximately $13,000) and RMB108,800 (approximately $17,000), respectively. In connection with the Master Agreements, Jinkailong entered into the guaranty with Fengbang and agreed to provide guarantee on all the payments (including principal, interests, compensations and other expenses). However, the customers did not pay Fengbang monthly installment on time and Fengbang initiated legal actions with the court of Jiading District in Shanghai (the “Jiading Court”) in March and April 2021, respectively. On March 25, 2021 and May 26, 2021, Jiading Court ruled that those customers should pay Fengbang the total outstanding principal, interest, penalty and other expenses amounted to approximately RMB90,000 (approximately $14,000) and approximately RMB123,000 (approximately $20,000), respectively. However, as those customers did not pay to Fengbang in accordance with Jiading Court’s decision while Jinkailong has guarantee liability on those loans, on January 20, 2022, the cash amounted to RMB93,297 (approximately $15,000) in one of Jinkailong’s bank accounts was frozen by Jiading Court and then excuted to pay to Fengbang. The related two automobiles have been rendered to Jinkailong and the Company has recorded lease liability of approximately RMB169,000 (approximately $27,000) as of December 31, 2021. The Company is in the process of taking actions to lower the potential negative impact on the daily cashflow of Jinkailong and expects to finalize the solution and release the restricted cash before March 31, 2022.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the summary of each segment's revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and nine months ended December 31, 2021:

	For the Three Months ended December 31, 2021
	Automobile	Online ride-hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$2,525,893	$1,017,156	$—	$3,543,049
Loss from operations	$(1,289,884)	$(629,177)	$(979,941)	$(2,899,002)
Income (loss) before income taxes	$(1,069,871)	$(792,769)	$1,735,058	$(127,582)
Net income (loss)	$(1,074,410)	$(792,769)	$1,735,058	$(132,121)

	For the Nine Months ended December 31, 2021
	Automobile	Online ride-hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$6,631,579	$1,617,454	$—	$8,249,033
Loss from operations	$(3,606,376)	$(6,358,532)	$(1,813,645)	$(11,778,553)
Income (loss) before income taxes	$(3,520,754)	$(6,649,325)	$2,549,947	$(7,620,132)
Net income (loss)	$(3,525,304)	$(6,649,325)	$2,549,947	$(7,624,682)

The accounting principles for the Company's revenue by segment are set out in Note 3(g).

As of December 31, 2021, the Company’s total assets were comprised of $10,669,604 for automobile transaction and related services, $6,204,897 for online ride-hailing platform services and $1,700,731 unallocated.

As substantially all of the Company's long-lived assets are located in the PRC and substantially all of the Company's revenue is derived from within the PRC, no geographical information is presented

21.    SUBSEQUENT EVENTS

On January 4, 2022, Hunan Ruixi made a donation with amount of RMB1,200,000 (approximately $190,000) to a public welfare foundation in Changsha, China.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated condensed financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a majority owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and Guangzhou, China. In addition, we are going to be engaged in providing system development and support for online ride-hailing platforms like XXTX through our new VIE, Chengdu Youlu Technology Ltd. (“Youlu”). However, Youlu has not yet begun their operation as of December 31, 2021. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of December 31, 2021, we have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $26.0 million, sold an aggregate of 1,419 automobiles with a total value of approximately $13.8 million and delivered approximately 2,207 automobiles under operating leases and 131 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31				Nine Months Ended December 31
	2021		2020		2021		2020
	Number of	Revenue	Number of	Revenue	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)
Operating Leases	2,025	$1,947,000	1,195	$940,000	2,136	$5,440,000	1,220	$2,136,000
Financing Leases	131	$26,000	130	$74,000	131	$102,000	130	$179,000
Sales	—	—	7	$104,000	—	—	26	$528,000
Facilitation	—	—	7	$19,000	—	—	61	$181,000
Other Services	>1,500	$553,000	>2,200	$197,000	>1,800	$1,089,000	>2,500	$848,000

Our operating leases, automobile management services and auto financial leasing accounted for approximately 82.0%, 2.3% and 1.5% of our total revenue from our automobile transactions and related services, respectively, for the nine months ended December 31, 2021, while our operating leases, auto sales, auto financing and transaction facilitation, automobile management services and auto financial leasing accounted for approximately 55.2%, 13.6%, 4.7%, 8.1% and 4.6% for the nine months ended December 31, 2020, respectively.

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

Pursuant to the XXTX Increase Investment Agreement, Senmiao Consulting agreed to make an investment of RMB40 million (approximately $6 million) in XXTX in cash in exchange for a 78.74% equity interest in XXTX. The registration procedures for the change in shareholders and registered capital of XXTX were completed on March 19, 2021. After the transaction, the total registered capital of XXTX increased to RMB50.8 million (approximately $7.8 million).

On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which the Senmiao Consulting shall acquire all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”) at a per share price of the average closing price of a share of Common Stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders and thee record-filing of the local PRC government have been completed. Upon the completion of the transaction, Senmiao Consulting holds 100% equity interest in XXTX.

As the date of this Report, Senmiao Consulting has made capital contribution of RMB36.16 million (approximately $5.69 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 14 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. We also entered into a cooperation agreement with a top online ride-hailing platform in June 2021. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously selects multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. We earn commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. We settle our commissions with the aggregation platforms on a weekly basis.

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

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-encompassing solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. During the nine months ended December 31, 2021, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and another 11 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the nine months ended December 31, 2021, approximately 10.2 million rides with gross fare of approximately $32.2 million were completed through Xixingtianxia and an average of over 10,900 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding. During the nine months ended December 31, 2021, we earned online ride-hailing platform service fees of approximately $1.6 million, netting off approximately $3.2 million incentives paid to Active Drivers.

We intend to focus on drivers who currently finance or lease vehicles through us but our platform is available to others. We plan to launch Xixingtianxia in more cities across China the next 12 months.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile finance and leasing business and the newer online ride-hailing platform business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of December 31, 2021, we had 74 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three and nine months ended December 31, 2021. To meet the demand of business expansion, we also lease automobiles from third parties. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of December 31, 2021, we had one parking lot and 15 employees in Chengdu, one parking lot and five employees in Guangzhou, and one parking lot and five employees in Changsha for parking and management of automobiles for operating lease. During the three months ended December 31, 2021 and 2020, our average utilization of the automobiles for operating lease was approximately 82% and 76%, respectively. During the nine months ended December 31, 2021 and 2020, our average utilization of the automobiles for operating lease was approximately 74% and 73%, respectively.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaborations with business partners and provide value-added services to our customers. The attraction of new automobile leases depends on our leasing solutions with attractive rental price and flexible leasing terms. We have also adopted a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile leases we attract, which in turn affect our financial performance. The attraction of new Active Drivers depends on the comprehensive income they could earn from our own or cooperated platform, which is mainly affected by the number orders distributed to them through our platform and the amount of the incentives paid to them from platforms. Our revenue growth also depends on our abilities to effectively price our services, which enables us to attract more customers and improve our profit margin.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the three and nine months ended December 31, 2021, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of new energy vehicles (“NEVs”) in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Payments on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of December 31, 2021, we had accounts receivable, net of allowance of approximately $0.7 million and advanced payments of approximately $0.5 million due from the automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. During the nine months ended December 31, 2021, we settle our commissions with the aggregation platforms on a weekly basis for our online ride-hailing platform services and automobile rental income on a monthly basis. As of December 31, 2021, we had accounts receivable of online ride-hailing service fees of approximately $0.1 million in total.

The efficiency of collection of the monthly and weekly payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection from drivers. Our business department has also set up a stable and close relationship with cooperated platform to ensure the timely collection of commissions. Besides, we are dealing with a cooperated platform to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of our rental receivables from those Active Drivers. The accounts receivable and advance payments may increase our liquidity risk. We have used the majority of the proceeds from our equity offerings and plan to seek equity and/or debt financings to pay for the expenditure related to the automobile purchase. To pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

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

We manage the credit risk arising from the default of automobile purchasers by performing credit checks on each automobile purchaser based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep close communication with our purchasers in particular the online ride-hailing drivers so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

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

As of December 31, 2021, approximately $5,841,000, including interests of approximately $350,000, due to financial institutions, of all the automobile purchases we serviced were past due. 1,325 online ride-hailing drivers we serviced rendered their automobiles to us for sublease or sale and 55 automobile purchasers that remained in the online ride-hailing business were late in their monthly installment payments as of December 31, 2021. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of December 31, 2021, we recognized an accumulated allowance against receivables of approximately $3,721,000 from these purchasers. For the three and nine months ended December 31, 2021, we also recognized approximately $6,000 and $26,000 expenses, respectively, for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the three months and nine months ended December 31, 2021, we sub-leased approximately 1,100 and 1,210 rendered automobiles to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2021, the total value of non-collateralized automobiles was approximately $1,012,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services. As a result, our revenue and income for the three months ended March 31, 2020 and June 30, 2020 were negatively impacted to a significant extent. As the online ride-hailing markets in Chengdu and Changsha gradually recovered from the impact of COVID-19 since the latter half of the three months ended June 30, 2020, we have witnessed the increasing trend on our revenue for the last three quarters in the year ended March 31, 2021. The revenue generated during the three and nine months ended December 31, 2021 increased over 100% and 97.5%, respectively, as compared with the three and nine months ended December 31, 2020.

Impact on Our Automobile Transactions and Related Services

Our ability to collect the monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Approximately 1,500 drivers delayed their monthly installments of February and March 2020, which resulted in a decrease in our monthly installment collection by $732,000 during February and March 2020. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets in Chengdu and Changsha have been recovering since the latter half of the three months ended June 30, 2020. As of December 31, 2021, 1,325 drivers exited the online ride-hailing business and rendered their automobiles to us for sublease or sale while 55 drivers postponed their monthly installment payments. As a result, we recorded accumulated bad debt expenses of approximately $3,721,000. The average monthly installments during the three and nine months ended December 31, 2021 increased approximately 0.4% and 3%, respectively, as compared with the same period in 2020. We will continue to closely monitor our collections.

Our daily cash flow has also been adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will be adversely impacted if local resurgence of COVID-19 cases incurs in Chengdu, Changsha and Guangzhou, which would have negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

During the nine months ended December 31, 2021, recent local resurgences of COVID-19 cases in some areas did not have material negative impacts on the economy of China, so we expect that the impact brought by potential COVID-19 cases in the future may be limited as China has established plans to rapidly contain the spread of COVID-19 cases and minimize related economic losses. We temporally closed our corporate headquarter to adhere to the lockdown policy in Chengdu from July 28 to August 11, 2021, as required by relevant Chengdu regulatory authorities as a countermeasure for the local resurgences of COVID-19 in late July 2021. Our employees were working in other offices and the closure of our headquarter did not have significant impact on our business operations during such period. We reopened our headquarter in Chengdu on August 12, 2021. However, if the epidemic in China deteriorates during the fiscal year ending March 31, 2022, large number of new confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the Online Ride-hailing Platform Services may decrease.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. Based on the monitoring of China E-Commerce Research Center, the number of online ride-hailing service users had reached 333 million by the end of 2018, increased by 16% from 2017. According to Bain & Company, the transaction value of China’s online ride-hailing market in 2017 was larger than the total of the rest of the world. It estimated that by 2021, the total transaction value of China’s online ride-hailing market will reach $60 billion. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of December 31, 2021, approximately 258 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 681 million in December 2021 in China. Meanwhile, approximately 1.6 million online booking taxi transportation certificates and approximately 3.9 million online booking taxi driver’s licenses were issued nationwide in China. According to the 47th Statistical Report on Internet Development published in February 2021, by the end of December 2020, the number of passengers of online ride-hailing in China was approximately 365 million, took approximately 36.9% of the total number of Chinese internet users. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions in China, including the MOT, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services” (“Interim Measures”) and amended it on December 28, 2019, which legalizes online ride-hailing services such as Didi and requires the online ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses and take full responsibility of the ride services to ensure the safety of riders.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 21 cities, including Chengdu, Changsha, Guangzhou, Hezhou, Haikou, Nanchang, Shenyang, Tianjing, Yiyu, two cities in Shandong Province, five cities in Jiangsu Province and other five cities in Sichuan Province from June 2020 to January 2022, to operate the online ride-hailing platform services. And Didi, the online ride-hailing platform with whom we cooperate for our automobile transaction and related services, obtained the online reservation taxi operating license in Chengdu and Changsha in March 2017 and July 2018, respectively.

However, approximately 50% of our ride-hailing drivers have not obtained the driver’s license as of December 31, 2021 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. In December 2020, Chengdu Transportation Bureau has taken a series of investigations into actions violating the Interim Measures and imposed fines for such violations. Among the 226 cases, two cases involved drivers of our Xixingtianxia online ride-hailing platform who failed to obtain the ride-hailing driver’s licenses. As a result, we were fined RMB10,000 (approximately $1,600). Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $787 to $4,720) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three and nine months ended December 31, 2021, we have been fined by approximately $4,000 and $170,000 by Traffic Management Bureaus in Chengdu and Changsha, respectively, of which, approximately $2,000 and $15,000, respectively, was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

We are in the process of assisting the drivers to obtain the required certificate and license both for our Automobile Transaction and Related Services and our Online Ride-hailing Platform Services. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificates and licenses. Further, there is no assurance that each of the drivers who using our platform or the cars used by such drivers in providing ride-hailing services possesses the requisite license or certificate. Our business and results of operations will be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines or if we are found to be in serious violation of the Interim Measures due to the drivers’ failure to obtain requite licenses and/or automobile certificates in connection with providing services through our platform.

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

In connection with the plan adopted by our Board of Directors to discontinue and wind down our online P2P lending services business on October 17, 2019 (the “Plan”), we ceased facilitation of loan transactions on our online lending platform and assumed all the outstanding loans from investors on the platform. The aggregate balance of the loans we assumed was approximately $5.6 million. As of December 31, 2021, we have repaid all of the platform investors using the cash generated from our Automobile Transaction and Related Services and payments collected from borrowers in the aggregate of approximately $6.3 million. Since December 31, 2019, we have treated the online lending business as discontinued operations and recognized receivables from borrowers and payables to investors of approximately $4.0 million in our financial statements accordingly. Based on recent repayments collected from borrowers, we also recognized bad debt expenses of approximately $3.8 million for those receivables and $0.3 million for accounts receivable and prepayment for intangible assets related to our online lending services. However, the amount and timing of the actual allowance for bad debt may change based on evidence of collectability of the subject loans during the execution of the Plan. As part of the Plan, we transferred certain employees who used to work on our online lending business, primarily the information technology staffs, to provide a new website design and development service for customers.

Results of Operations for the Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

	For the
	Three Months Ended
	December 31,
	2021	2020	Change
	(unaudited)	(unaudited)
Revenues	$3,543,049	$1,638,550	$1,904,499
Cost of revenues	(2,692,177)	(1,793,815)	(898,362)
Gross profit (loss)	850,872	(155,265)	1,006,137
Operating expenses
Selling, general and administrative expenses	(3,764,222)	(2,401,250)	(1,362,972)
Recovery of doubtful accounts	22,330	187,907	(165,577)
Impairments of long-lived assets	(7,982)	(41,983)	34,001
Total operating expenses	(3,749,874)	(2,255,326)	(1,494,548)
Loss from operations	(2,899,002)	(2,410,591)	(488,411)
Other income (expenses), net	170,847	(72,586)	243,433
Interest expense	(16,475)	(2,158)	(14,317)
Interest expense on finance leases	(97,919)	(150,227)	52,308
Change in fair value of derivative liabilities	3,536,859	(1,030,843)	4,567,702
Issuance costs for issuing series A convertible preferred stock	(821,892)	—	(821,892)
Loss before income taxes	(127,582)	(3,666,405)	3,538,823
Income tax expenses	(4,539)	(7,487)	2,948
Net loss	$(132,121)	$(3,673,892)	$3,541,771

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended December 31, 2021 increased by $1,904,499, or approximately 116%, as compared with the three months ended December 31, 2020. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services. In an effort to mitigate the negative impact on our daily cash flow resulting from the rendering of automobiles from drivers who exited the ride-hailing business due to the COVID-19 pandemic in China and develop the new business, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing since the fiscal year 2021. The online ride-hailing market has gradually recovered since the latter half of the three months ended June 30, 2020 as COVID-19 is generally under control in China and the sporadic local resurgences of COVID-19 did not have material impact on the market. As a result, the number of additional automobiles rendered to us by the ride-hailing drivers exiting the business decreased during the three months ended December 31, 2021 as compared with the same period in the prior year. We had revenue of $1,947,481 from automobile rental and $1,017,156 from online ride-hailing platform services during the three months ended December 31, 2021, which offset the negative impact of the decrease in our revenue in automobile sales and facilitation of automobile transaction and financing.

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2021 and 2020:

	For the
	Three Months Ended
	December 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$2,525,893	$1,334,015
- Operating lease revenues from automobile rentals	1,947,481	939,645
- Financing revenues	25,780	74,155
- Service fees from automobile management and guarantee services	49,846	41,523
- Service fees from automobile purchase services	—	18,968
- Revenues from sales of automobiles	—	104,329
- Facilitation fees from automobile transactions	—	30
- Other service fees	502,786	155,365

Revenue from online ride-hailing platform services	1,017,156	304,535

Total Revenue	$3,543,049	$1,638,550

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 77.1%, 2.0%, 1.0% and 19.9%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2021. Meanwhile, operating lease revenues from automobile rentals, sales revenue of automobiles, financing revenues (representing interest income from financial leasing), service fees from automobile management and guarantee services, service fees from automobile purchase services and other services fees, which accounted for approximately 70.4%, 7.8%, 5.6%, 3.1%, 1.4% and 11.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2020.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 2,000 automobiles with an average monthly rental income of $458 per automobile, resulting in a rental income of $1,947,481, for the three months ended December 31, 2021. While we leased over 1,170 automobiles with an average monthly rental income of $473 per automobile, resulting in a rental income of $939,645, for the three months ended December 31, 2020.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $25,780 from an average monthly number of 70 automobiles and $74,155 from an average monthly number of 101 automobiles during the three months ended December 31, 2021 and 2020, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. They also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The service fees from automobile management and guarantee services remained stable mainly attributed because the average number of automobiles which we provided management and guarantee services for remained stable during the three months ended December 31, 2021 and 2020 as the number of newly rendered automobiles did not increase significantly during the period from December 31, 2020 to December 31, 2021.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. The amount of these fees is based on the sales price of the automobiles and relevant services provided. We had no service fees from new financial leasing automobile transaction during the three months ended December 31, 2021 while we serviced 16 new automobile purchases under financial leasing during the three months ended December 31, 2020.

Sales of automobiles and facilitation fees from automobile transactions

As we have shifted our business focus to automobile leasing, we had no automobile sold during the three months ended December 31, 2021. Meanwhile, we sold an aggregate of 7 automobiles to the customers of Jinkailong and Hunan Ruixi and earned income of $104,329 during the three months ended December 31, 2020. Facilitation fees from automobile transaction were minimal in our revenue constitution.

Other service fees

We generate other revenues such as monthly services commissions from Meituan, commissions from insurance companies and other companies, service fees from drivers who rent our new energy electric vehicles and other miscellaneous service fees charged to our customers, which accounted for approximately 56.4%, 16.6%,8.5% and 18.5% of revenues from other service fees during the three months ended December 31, 2021, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 57.2%, and 42.8% of revenues from other service fees during the three months ended December 31, 2020, respectively. Other service fees increased by $347,420 mainly due to the increase of approximately $283,635 in monthly services commissions from Meituan as we have set up a new cooperation model with Meituan, whereby the online ride-hailing requests and orders shall be completed on Meituan’s platform utilizing our network of cars and drivers since early August 2021. We earn commissions from Meituan accordingly. In addition, the new service fees with amount of $42,931 charged to online ride-hailing drivers who rent our new energy electric vehicles and $20,855 in other miscellaneous service fees also increased in accordance with the expansion of our operating lease.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended December 31, 2021, approximately 1.5 million rides with gross fare of approximately $5.6 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,017,156, netting off approximately $0.13 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,589,486, technical service charges, insurance and other expenses of online ride-hailing platform services of $1,102,691. Cost of revenues increased by $898,362, or approximately 50%, during the three months ended December 31, 2021 as compared with the same period in 2020, mainly due to the increase of $383,660 in costs of automobiles under operating leases and $705,726 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the expansion of those two businesses, partially offset by the decrease in costs of automobile sold of $191,024 as the number of automobiles sold decreased from 7 to 0.

Gross Profit (loss)

During the three months ended December 31, 2021, we earned gross profit of $850,872, as compared with gross loss of $155,265 during the same period in 2020 mainly due to the expansion of our operating lease and the new cooperation model with Meituan. The gross profit generated from sales of automobiles and other revenues with no cost of revenues increased by $375,065 mainly due to the new commission we earned from Meituan under the new cooperation model with Meituan. The gross profit from automobile rentals operating lease increased by $624,176 due to the significant increase in the number of automobiles leased during the three months ended December 31, 2021 as compared with the same period in 2020. However, the gross loss from our online ride-hailing platform services slightly decreased by $6,896 as we paid more driver incentives during the three months ended December 31, 2021 as compared with the same period in last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $2,401,250 for the three months ended December 31, 2020 to $3,764,222 for the three months ended December 31, 2021, representing an increase of $1,362,972, or approximately 56.8%. The increase was attributable to more employees hired for business expansion for our new online ride-hailing platform services, the daily operations of our automobile transaction and related services business and the management of the increasing number of automobiles for sublease. The increase mainly consists of an increase of $569,194 in salary and employee benefits as the number of our employee increased from 241 to 333, an increase of $312,442 in offices rental and charges, an increase of $525,282 in professional service fees such as financial, legal and market consulting, and an increase of $80,616 in other miscellaneous expenses, which was partially offset by a decrease of $296,639 in amortization of intangible assets and automobiles. The number of automobiles which were rendered to us but have not been sub-leased decreased as we leased more automobiles during three months ended December 31, 2021 as compared with the same period in last year.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale increased by approximately 20 while the numbers of drivers who missed their monthly installment payments decreased by approximately 24 during the three months December 31, 2021. We re-evaluated the possibility of collection of unsettled balances from those drivers and recovered bad debt expense of $22,330 for those receivables during the three months ended December 31, 2021. While we recovered bad debt expenses of $187,907 for those receivables during the three months ended December 31, 2020.

Impairments of Long-lived Assets

For the three months ended December 31, 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $7,982 for those assets that could not generate sufficient cash. While for the three months ended December 31, 2020, we recognized an additional impairment loss of $41,983 for certain right-of-use assets that could not generate sufficient cash.

Other Income (expenses), net

For the three months ended December 31, 2021, we had other income, net of $170,847 primarily consist of penalty income of approximately $150,000 from some leasees and other miscellaneous service fees. We had other expense, net of $72,586, primarily a result of the penalty of $38,280 paid for driver’s traffic violations and accrued additional guarantee expenses of $93,119 payable in the same period in 2020.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended September 30, 2021 was $16,475, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The increase of $14,317 was due to the increase in loans obtained in the nine months ended December 31, 2021.

Interest expense on finance leases for the three months ended December 31, 2021 was $97,919, representing the interest expense accrued under financing leases for the un-leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $52,308, or approximately 35%, as compared with the same period in 2020, mainly due to the weighted average number of rendered automobiles during the three months ended December 31, 2021 decreased approximately 24% than that in the same period in last year, as well as the decrease in the number of automobiles which were rendered to us but have not been sub-leased as we leased more automobiles during the current period.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities the three months ended December 31, 2021 was a gain of $3,536,859 in total, which consists of a gain of $32,150 for the warrants issued in our June 2019 registered direct offering, a gain of $64,140 for the warrants issued in our August 2020 underwritten public offering, and a gain of $102,569 for the warrants issued in our February 2021 registered direct offering, a gain of $1,186,876 for the warrants issued in our May 2021 registered direct offering, and a gain of $2,151,124 for the warrants issued in our November 2021 private placement. The change in fair value of derivative liabilities for the three months ended December 31, 2020 derived from change of the fair value between December 31, 2020 and September 30, 2020 for the warrants issued in our registered direct offering in June 2019 and our underwritten public offering in August 2020, resulted in a loss of $1,030,843 in total.

Issuance costs for issuing series A convertible preferred stock

Issuance costs for the series A convertible preferred stock in our November 2021 private placement in connection with the placement agent warrants, placement commission and other direct costs were expensed. Total issuance costs charged to expense for the three months ended December 31, 2021 were $821,892. Issuance costs allocated to the series A convertible preferred (Mezzanie Equity) were recorded as a reduction of the share balance.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $4,539 for the three months ended December 31, 2021, mainly represented the provision of enterprise income tax resulting from the taxable income of $18,156 from Hunan Ruixi. Income tax expense of $7,487 for the three months ended December 31, 2020 mainly represented the provision of enterprise income tax resulting from the taxable income of approximately $29,900 from Hunan Ruixi and Yicheng.

Net loss

As a result of the foregoing, net loss for the three months ended December 31, 2021 was $132,121, representing a decrease of $3,541,771 compared from $3,673,892 for the three months ended December 31, 2020.

Results of Operations for the Nine Months Ended December 31, 2021 Compared to the Nine Months Ended December 31, 2020

	For the
	Nine Months Ended
	December 31,
	2021	2020	Change
	(unaudited)	(unaudited)
Revenues	$8,249,033	$4,175,862	$4,073,171
Cost of revenues	(9,339,832)	(3,588,586)	(5,751,246)
Gross profit (loss)	(1,090,799)	587,276	(1,678,075)
Operating expenses
Selling, general and administrative expenses	(10,429,219)	(7,110,884)	(3,318,335)
Recovery of (Provision for) doubtful accounts	(80,410)	106,835	(187,245)
Impairments of long-lived assets and goodwill	(178,125)	(122,206)	(55,919)
Total operating expenses	(10,687,754)	(7,126,255)	(3,561,499)
Loss from operations	(11,778,553)	(6,538,979)	(5,239,574)
Other income, net	152,893	56,795	96,098
Interest expense	(44,123)	(37,698)	(6,425)
Interest expense on finance leases	(313,766)	(587,457)	273,691
Change in fair value of derivative liabilities	5,185,309	(1,443,784)	6,629,093
Issuance costs for issuing series A convertible preferred stock	(821,892)	—	(821,892)
Loss before income taxes	(7,620,132)	(8,551,123)	930,991
Income tax expenses	(4,550)	(14,464)	9,914
Net loss	$(7,624,682)	$(8,565,587)	$940,905

Revenues

Revenue for the nine months ended December 31, 2021 increased by $4,073,171, or approximately 97.5%, as compared with nine months ended December 31, 2020. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2021 and 2020:

	For the
	Nine Months Ended
	December 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$6,631,579	$3,871,327
- Operating lease revenues from automobile rentals	5,440,470	2,136,078
- Financing revenues	101,774	178,589
- Service fees from automobile management and guarantee services	151,018	315,124
- Service fees from automobile purchase services	975	179,545
- Revenues from sales of automobiles	—	527,961
- Facilitation fees from automobile transactions	—	1,646
- Other service fees	937,342	532,384

Revenue from online ride-hailing platform services	1,617,454	304,535

Total Revenue	$8,249,033	$4,175,862

Revenue from automobile transactions and related services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, financing revenues and other services fees, which accounted for approximately 82.0%, 2.3%, 1.5% and 14.2%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2021. Meanwhile, operating lease revenues from automobile rentals, sales revenue of automobiles, service fees from automobile management and guarantee services, service fees from automobile purchase services, financing revenues and other services fees, which accounted for approximately 55.2%, 13.6%, 8.1%, 4.7%, 4.6% and 13.8%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2020.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles or sub-leasing automobiles rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 2,100 automobiles with an average monthly rental income of $440 per automobile, resulting in a rental income of $5,440,470, for the nine months ended December 31, 2021. While we leased over 1,200 automobiles with an average monthly rental income of $473 per automobile, resulting in a rental income of $2,136,078, for the nine months ended December 31, 2020.

Financing revenues

We recognized a total interest income of $101,774 from an average monthly number of 79 automobiles and $178,589 from an average monthly number of 86 automobiles during the nine months ended December 31, 2021 and 2020, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Service fees from automobile management and guarantee services

The decrease of $164,106 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 1,360 and 2,500 automobiles during the nine months ended December 31, 2021 and 2020, respectively.

Service fees from automobile purchase services

Service fees from automobile purchase services decreased by $178,570 during the nine months ended December 31, 2021, as compared with the same period in 2020, mainly due to the decrease in the number of facilitated new automobile purchases. We had revenue from only two new automobile transactions during the nine months ended December 31, 2021 while we serviced 111 new automobile purchases under financing lease with service fees ranging from $137 to $3,510 per automobile during the nine months ended December 31, 2020.

Sales of automobiles and facilitation fees from automobile transactions

As we have shifted our business focus to automobile leasing, we had no automobile sold during the nine months ended December 31, 2021. Meanwhile, we sold an aggregate of 26 automobiles of $527,961 during the nine months ended December 31, 2020. Facilitation fees from automobile transaction were minimal in our revenue constitution.

Other service fees

We generate other revenues such as monthly services commissions from Meituan, commissions from insurance companies and other companies, service fees from drivers who rent our new energy electric vehicles and other miscellaneous service fees charged to our customers, which accounted for approximately 32.6%, 28.0%%, 15.5% and 23.9% of revenues from other service fees during the nine months ended December 31, 2021, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 80.7%, and 19.3% of revenues from other service fees during the nine months ended December 31, 2020, respectively. Other service fees increased by $404,957 mainly due to an increase of approximately $305,820 in monthly services commissions from Meituan as we have set up a new cooperation model with Meituan since early August 2021. In addition, the new service fees with amount of $145,533 charged to online ride-hailing drivers who rent our new energy electric vehicles increase of approximately $145,120 in other miscellaneous service fees, partially offset by decrease of approximately $191,516 in commissions from insurance companies, which was attribute to the lower commission fee rate during the three months ended December 31, 2021.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the nine months ended December 31, 2021, approximately 10.2 million rides with gross fare of approximately $32.2 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,617,454, netting off approximately $3.2 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $6,122,769, technical service charges, insurance and other expenses of online ride-hailing platform services of $3,217,063. Cost of revenues increased by $5,751,246, or approximately 160%, during the nine months ended December 31, 2021 as compared with the same period in 2020, mainly due to the increase of $3,532,327 in costs of automobiles under operating leases and $2,820,098 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the expansion of those two businesses, partially offset by the decrease in costs of automobile sold of $601,179 as the number of automobiles sold decreased from 26 to 0.

Gross Profit (loss)

We had gross loss of $1,090,799 during the nine months ended December 31, 2021 as compared with the gross profit of $587,276 in the same period in 2020 mainly due to the decreased number of automobile sales and facilitated new automobile purchases. The gross loss from automobile rentals from operating lease increased by $227,935 during the nine months ended December 31, 2021 as compared with the same period in 2020. The majority of those leased automobiles were rendered to us with overdue monthly installment payments to financial institutions. Therefore, the total amount of the amortization and daily maintenance expense of these automobiles were higher than the monthly rent generated and resulted in losses. The gross loss from our Online Ride-hailing Platform Services increased by $1,507,178 due to we paid excess driver incentives to attractive drivers to our platform in the nine months ended December 31, 2021, especially from April to June 2021. Meanwhile, the gross profit generated from sales of automobiles and other revenues with no cost of revenues increased by $57,038 during the nine months ended December 31, 2021 as compared with the same period in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $7,110,884 for the nine months ended December 31, 2020 to $10,429,219 for the nine months ended December 31, 2021, representing an increase of $3,318,335, or approximately 46.7%. The increase was attributable to more employees hired for business expansion for our new online ride-hailing platform services, the daily operations of our automobile transaction and related services business and the management of the increasing number of automobiles for sublease. The increase mainly consists of an increase of $2,027,471 in salary and employee benefits as the number of our employee increased from 234 to 337, an increase of $912,004 in advertising and promotion for the new online ride-hailing platform services, an increase of $910,619 in offices rental and charges, an increase of $322,093 in professional service fees such as financial, legal and market consulting, and a slight increase of $36,195 in other miscellaneous expenses, which was partially offset by a decrease of $890,047 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles during nine months ended December 31, 2021 as compared with the same period in last year.

Bad Debt Expense

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, the number of online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale increased by approximately 36 and the numbers of drivers who missed their monthly installment payments increased by approximately 12 during the nine months ended December 31, 2021. We re-evaluated the possibility of collection of unsettled balances from those drivers and provided additional bad debt expense of $80,410 for those receivables during the nine months ended December 31, 2021.

Impairments of Long-lived Assets and Goodwill

For the nine months ended December 31, 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $38,545 for those assets that could not generate sufficient cash. Meanwhile, we performed impairment test on goodwill and fully recognized impairment of $139,580 against goodwill. We recognized the impairment loss due to regulatory changes in the online ride hailing industry, and forecast an insufficient future cashflow to support the valuation of our goodwill. For the nine months ended December 31, 2020, we recognized an impairment loss of $122,206 for certain right-of-use assets that could not generate sufficient cash.

Other income, net

For the nine months ended December 31, 2021, we had other income, net of $152,893, primarily consist of penalty income of approximately $293,000 from some leasees and other miscellaneous non-recurring expense, partially offset by fines of $155,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately. We had other income, net of $56,795, primarily a result of the receipt of a government subsidy of $143,000 from Sichuan Economic and Information Department for our initial public offering in 2018, offset by the penalty of $38,280 paid and additional guarantee expenses of $93,119 payable accrued to Impawn in the same period in 2020.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the nine months ended December 31, 2021 was $44,123, resulting from the borrowings of Jinkailong from a financial institution for its working capital requirements. The increase of $6,425, or approximately 17%, was due to the increase in loans obtained in the nine months ended December 31, 2021.

Interest expense on finance leases for the nine months ended December 31, 2021 was $313,766, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $273,691, or approximately 47%, as compared with the same period in 2020, mainly due to the weighted average number of rendered automobiles during the nine months ended December 31, 2021 decreased approximately 12% than that in the same period in last year, as well as the decrease in the number of automobiles which were rendered to us but have not been sub-leased as we leased more automobiles during the current period.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities the nine months ended December 31, 2021 was a gain of $5,185,309 in total, which consists of a gain of $168,230 for the warrants issued in our June 2019 registered direct offering, a gain of $315,393 for the warrants issued in our August 2020 underwritten public offering, a gain of $514,123 for the warrants issued in our February 2021 registered direct offering, a gain of $2,036,440 for the warrants issued in our May 2021 registered direct offering, and a gain of $2,151,123 for the warrants issued in our November 2021 private placement. The change in fair value of derivative liabilities for the nine months ended December 31, 2020 derived from change of the fair value between December 31, 2020 and March 31, 2020 for the warrants issued in our June 2019 registered direct offering and the fair value between December 31, 2020 and August 4, 2020 for the warrants issued in our August 2020 underwritten public offering, resulted in a loss of $1,443,784 in total.

Issuance costs for issuing series A convertible preferred stock

Issuance costs for the series A convertible preferred stock in our November 2021 private placement in connection with the placement agent warrants, placement commission and other direct costs were expensed. Total issuance costs charged to expense for the nine months ended December 31, 2021 were $821,892. Issuance costs allocated to the series A convertible preferred (Mezzanie Equity) were recorded as a reduction of the share balance.

Income Tax Expense

Generally, our subsidiaries and consolidated VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $4,550 and $14,464 for the nine months ended December 31, 2021 and 2020, respectively, mainly represented the provision of enterprise income tax resulting from the taxable income of $18,000 from Ruixi and $57,856 from Hunan Ruixi, Jinkailong and Yicheng, respectively.

Other subsidiaries and consolidated VIEs in China incurred cumulative losses and no tax expense were recorded.

Net Loss

As a result of the foregoing, net loss for the nine months ended December 31, 2021 was $7,624,682, representing a decrease of $940,905 from net loss of $8,565,587 for the nine months ended December 31, 2020.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $2,801,711 as of December 31, 2021 as compared to $4,448,075 as of March 31, 2021 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

On May 13, 2021, we closed a registered direct offering of $5,531,916 shares of our common stock at $1.175 per share, pursuant to a securities purchase agreement with certain accredited investors. As a result, we raised approximately $5.8 million, net of placement agent fees and offering expenses, to support our working capital requirements.

On November 10, 2021, we completed a private placement of 5,000 shares of our series A convertible preferred stock at $1,000 per share, pursuant to a securities purchase agreement with certain institutional investor. As a result, we raised approximately $4.4 million, net of placement agent fees and offering expenses, to support our working capital requirements.

Our business is capital intensive and we have spent expenditure on developing our Online Ride-hailing Platform Services and expanding automobile operating leasing during the nine months ended December 31, 2021. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) recurring losses from operations, including net loss of approximately $7.6 million for the nine months ended December 31, 2021, (2) accumulated deficit of approximately $39.7 million as of December 31, 2021; (3) the working capital deficit of approximately $9.9 million as of December 31, 2021; (4) net operating cash outflows of approximately $5.0 million and $1.5 million from continuing operations and discontinued operations, respectively, for the nine months ended December 31, 2021 and (5) the purchase commitment of approximately $1.7 million. As of December 31, 2021, we have entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. As the date of this Report, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions.

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

	For the
	Nine Months Ended
	December 31,
	2021	2020
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities	$(6,459,172)	$(1,786,674)
Net Cash Used in Investing Activities	(3,538,102)	(194,179)
Net Cash Provided by Financing Activities	8,177,287	4,596,314
Effect of Exchange Rate Changes on Cash and Cash Equivalents	173,623	83,332
Cash and Cash Equivalents at Beginning of Period	4,448,075	844,027
Cash and Cash Equivalents at End of Period	2,801,711	3,542,820
Less: Cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents from continuing operations, end of period	$2,801,711	$3,542,820

Cash Flow in Operating Activities

For the nine months ended December 31, 2021, net cash used in operating activities was $6,459,172, which consists of $5,004,790 from continuing operations and $1,454,382 from discontinued operations. While for the nine months ended December 31, 2020, net cash used in operating activities was $1,786,674, which consists of $208,041 from continuing operations and $1,578,633 from discontinued operations.

The total net cash used in operating activities from continuing operations primarily comprised of the payment of salary and employee benefits of $3,880,242, other operating costs of $4,759,211, and maintenance fees, insurance and other costs for automobiles and related transactions of $6,357,468, partially offset by revenue received of $9,467,300 and the net collection of $524,831 on automobiles used for financial lease to be collected within the lease terms. The increase of $4,796,749 in net cash used in operating activities from continuing operations for the nine months ended December 31, 2021 was primarily attributable to (1) decrease of $6,629,093 in the change of fair value of derivative liabilities as our stock price is running below our stock warrant’s exercise price; (2) decrease of $2,455,135 in accrued expenses and other liabilities; (3) increase of $353,203 in inventories, offset by (4) decrease of $1,019,256 in net loss; (5) increase of $948,103 in depreciation and amortization of long-lived assets; (6) issuance cost for issuing series A convertible preferred stock of $821,892 in Novmber 2021 private placement; (7) decrease of $259,087 in prepayments, other receivables and other assets; (8) increase of $528,727 in advances from customers; and (9) decrease of $1,004,564 in account receivable and finance lease receivable due to we collect our revenue in a better turnover rate.

The net cash used in operating activities from discontinued operation was primarily the payment to investors of the discontinued P2P platform for the nine months ended December 31, 2021 and 2020.

Cash Flow in Investing Activities

For the nine months ended December 31, 2021, we had net cash used in investing activities of $3,538,102, which consisted of $3,536,704 from continuing operations and $1,398 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

For the nine months ended December 31, 2020, we had net cash used in investing activities of $194,179, which consisted of the net cash used in investing activities of $191,921 from continuing operations and $2,258 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

Cash Flow in Financing Activities

For the nine months ended December 31, 2021, we had net cash provided by financing activities of $8,177,287, which primarily consisted of: (1) total net proceeds of approximately $5.8 million from our registered public offering in May 2021, approximately $4.4 million from our private placement in November 2021, and $22,015 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $693,777; (3) loan to related party of $15,546, partially offset by (4) principal payments made for finance lease liabilities of $1,994,077, (5) repayments to related parties of $171,738; and (6) repayments of current borrowings from financial institutions of $529,226.

For the nine months ended December 31, 2020, we had net cash provided by financing activities of $4,596,314, which primarily consisted of: (1) net proceeds of $6,098,297 from our underwritten public offering in August 2020; (2) proceeds from the exercise of warrants of $496,117;(3) borrowings from an insurance company of $508,275, partially offset by (4) repayments and loans to stockholders, related parties and affiliates of $380,657, (5) repayments of current borrowings from financial institutions of $354,504; and (5) principal payments made for finance lease liabilities of $1,771,214.

Off-Balance Sheet Arrangements

As the date of this Report, we had the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

On February 22, 2021, we entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. Pursuant to the contract, we are required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this Report, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by December 31, 2022.

●	Contingent Liabilities

Contingent liabilities for automobile purchasers

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of December 31, 2021, the maximum contingent liabilities we would be exposed to was approximately $9.7 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of December 31, 2021, approximately $5,841,000, including interests of $350,000, due to financial institutions, of all the automobile purchases we serviced were past due.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $634,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $94,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provided that it did not release the guarantee obligations of Jinkailong and in the event Langyue’s loan is not fully repaid at the end of the 35 months, Impawn reserves the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of December 31, 2021, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB453,000 (approximately $71,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of $1,119,000 to Impawn in the future.

On September 24 and October 30, 2019, Shanghai Fengbang Leasing Co., Ltd (“Fengbang”) signed two financial leassing agreements (the “Master Agreements”) with two customers of Jinkailong, pursuant to which, Fengbang shall provide financial lease to the customers with the original principal amounted to approximately RMB79,500 (approximately $13,000) and RMB108,800 (approximately $17,000), respectively. In connection with the Master Agreements, Jinkailong entered into the guaranty with Fengbang and agreed to provide guarantee on all the payments (including principal, interests, compensations and other expenses). However, the customers did not pay Fengbang monthly installment on time and Fengbang initiated legal actions with the court of Jiading District in Shanghai (the “Jiading Court”) in March and April 2021, respectively. On March 25, 2021 and May 26, 2021, Jiading Court ruled that those customers should pay Fengbang the total outstanding principal, interest, penalty and other expenses amounted to approximately RMB90,000 (approximately $14,000) and approximately RMB123,000 (approximately $20,000), respectively. However, as those customers did not pay to Fengbang in accordance with Jiading Court’s decision while Jinkailong has guarantee liability on those loans, on January 20, 2022, the cash amounted to RMB93,297 (approximately $15,000) in one of Jinkailong’s bank accounts was frozen by Jiading Court and then excuted to pay to Fengbang. The related two automobiles have been rendered to Jinkailong and we have recorded lease liability of approximately RMB169,000 (approximately $27,000) as of December 31, 2021. The Company is in the process of taking actions to lower the potential negative impact on the daily cashflow of Jinkailong and expects to finalize the solution and release the restricted cash before March 31, 2022.

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

Other than disclosed below, there have been no material changes during the nine months ended December 31, 2021 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2021.

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

(d)Mezzanine Equity (redeemable)

We evaluates our convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-s99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within our control.

(e)Derivative liabilities

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

(f)Revenue recognition

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

Leases

We account for leases in accordance with ASC 842. The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobiles included in arrangements meeting these conditions are accounted for as sales-type leases. For sales-type leases, we recognize sales equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2021, our pricing interest rate is 6.0% per annum.

(g)Share-based awards

Share-based awards granted to our employees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

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

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception; therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. The leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

We review the impairment of our ROU assets consistent with the approach applied for our other long-lived assets. We review the recoverability of its long-lived assets when events or changes in circumstances occur, indicating that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. We have elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Form of Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

10.2	Form of Registration Rights Agreement, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

10.3	Placement Agent Agreement dated November 7, 2021, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 8, 2021

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Senmiao Technology Limited

Dated: February 14, 2022	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2022	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)