Form 10-K
period 2022-03-31
Senmiao Technology Ltd
filed 2022-07-15
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38426

SENMIAO TECHNOLOGY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone Chengdu, Sichuan, People’s Republic of China	610000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86 28 61554399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	AIHS	The Nasdaq Stock Market LLC

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

As of July 13, 2022, there were 6,313,614 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SENMIAO TECHNOLOGY LIMITED

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“China” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;
●	“Corenel” refers to Chengdu Corenel Technology Limited, a PRC limited liability company and wholly owned subsidiary of Senmiao Consulting;
●	“Didi” refers to Beijing Xiaoju Science and Technology Co., Ltd. and its affiliates, the world’s largest mobility technology platform, who operates the largest ride-hailing platform in China;
●	“Hunan Ruixi” refers to Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;
●	“Jiekai” refers to Chengdu Jiekai Technology Ltd., a PRC limited liability company in China and a majority owned subsidiary of Corenel.
●	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., our former variable interest entity, a PRC limited liability company with 35% equity interest held by Hunan Ruixi;
●	“Operating Entities” refers to Corenel, Hunan Ruixi, Jiekai, Senmiao Consulting, XXTX and Yicheng.
●	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;
●	“RMB” and “Renminbi” refer to the legal currency of China;
●	“Ruixi Leasing” refers to Hunan Ruixi Automobile Leasing Co., Ltd., the former wholly owned subsidiary of Hunan Ruixi;
●	“Senmiao” refers to Senmiao Technology Limited.
●	“Senmiao Group,” “we,” “us,” “the Company”, “our company” and “our” refer to Senmiao Technology Limited., its subsidiaries and its former consolidated variable interest entities;
●	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd.;
●	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., a PRC limited liability company, the majority owned subsidiary of Senmiao Consulting and our former variable interest entity in China;
●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;
●	“XXTX” refers to Hunan Xixingtianxia Technology Co., Ltd. and its subsidiaries, a PRC limited liability company and wholly owned subsidiary of Senmiao Consulting;
●	“Yicheng” refers to Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company and our wholly owned subsidiary in China; and
●	“Youlu” refers to Chengdu Youlu Technology Ltd. (“Youlu”), our former variable interest entity in China

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to expand our automobile transaction and related services business and our online ride-hailing platform services business in China;
●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
●	the impact by public health epidemics, including epidemic prevention policies against Covid-19, especially zero-COVID policy in China on the industries we operate in and our business, results of operations and financial condition;
●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
●	the growth or lack of growth of China’s online ride-hailing, automobile financing and leasing industries;
●	taxes and other incentives or disincentives related to car purchases and ownership;
●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
●	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;
●	our expectations regarding demand for and market acceptance of our products and services;
●	our expectations regarding our customer base;
●	our plans to invest in our automobile transaction and related services business and our online ride-hailing platform services business;
●	our ability to maintain positive relationships with our business partners;
●	competition in the online ride-hailing, automobile financing and leasing industries in China;
●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

Overview

Senmiao is not a Chinese operating company but a U.S. holding company incorporated in the State of Nevada on June 8, 2017. As a holding company with no material operations of its own, Senmiao conducts a substantial majority of its operations through its operating entities established in the PRC, including its subsidiaries and former variable interest entities (“VIEs”). Senmiao received the economic benefits of its former VIEs’ business operations through certain contractual arrangements. The VIE structure was used to allow non-Chinese companies to consolidate the financial statements of the China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating companies, and that investors may never directly hold equity interests in the Chinese operating entities. As of March 31, 2022, Senmiao has terminated all its VIE Agreements and has no VIEs in its consolidation scope for its financial statements since March 31, 2022.

We provide automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through our wholly owned subsidiaries, Yicheng, Corenel and Jiekai, and our majority owned subsidiary, Hunan Ruixi, and its equity investee company and former VIE, Jinkailong. Since October 2020, we have been operating an online ride-hailing platform through XXTX, which is a wholly owned subsidiary of Senmiao Consulting. XXTX’s platform enables qualified ride-hailing drivers to provide transportation services mainly in Chengdu, Changsha, Guangzhou and other 18 cities in China as of the date of this Report. Our business includes Automobile Transaction and Related Services and Online Ride-hailing Platform Services, which constituted a series of services as follows:

Automobile Transactions and Related Services

Our automobile transaction and related services (the “Automobile Transaction and Related Services”) are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (iii) automobile sales where we sell new purchased or used cars to our customers (the “Auto Sales”); (iv) facilitation of automobile transaction and financing where we used to connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide online ride-hailing services (the “Auto Financing and Transaction Facilitation”); and (v) other supporting services provided to online ride-hailing drivers. Our Operating Entities started the facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Auto Operating Leasing

We, through our subsidiaries, Hunan Ruixi, Corenel, and former VIE, Jinkailong (the “Auto Business Entities”) in China, have generated revenue since March 2019 from operating lease services, where the Auto Business Entities lease their own automobiles, sublease automobiles leased from third-parties or rendered from certain online ride-hailing drivers they served before with their authorization, to other individuals, including new online ride-hailing drivers, for a lease term of no more than twelve months. Due to the intense competition and the COVID-19 pandemic, as of March 31, 2021, approximately 1,289 historical online ride-hailing drivers (primarily in Chengdu City) have exited the online ride-hailing business. As COVID-19 is generally under control in China and the sporadic local resurgences of COVID-19 did not have material impact on the market, the number of additional automobiles rendered to us by the ride-hailing drivers exiting the business decreased during the year ended March 31, 2022 as compared with the same period in the prior year. As of March 31, 2022, approximately 1,327 historical online ride-hailing drivers have exited the online ride-hailing business. Hunan Ruixi is and Jinkailong was authorized to sublease or sell these drivers’ automobiles in order to offset the repayments those drivers owed to us and the financial institutions. The Auto Business Entities leased over 2,300 automobiles with an average monthly rental income of approximately $460 per automobile for the year ended March 31, 2022.

Auto Financial Leasing

Hunan Ruixi began offering auto financing services in March 2019. In a self-operated financing transaction, Hunan Ruixi is a lessor and a customer (i.e., online ride-hailing driver) is a lessee. Hunan Ruixi offers to the customer a selection of automobiles that were purchased by Hunan Ruixi in advance. The customer will choose the desirable automobile to be purchased and enter into a financing lease with Hunan Ruixi. During the term of the financing lease, the customer will have use rights with respect to the automobile. Hunan Ruixi will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the customer will pay a minimal price and obtain full title of the automobile after the financing lease is repaid in full. In connection with the financing lease, the customer will enter into a service agreement with Hunan Ruixi. Pursuant to this service agreement, the lessee will pay our operating entities a service fee ranging from approximately $1,600 to approximately $2,300 for Hunan Ruixi’s services, which includes, among others, payment of purchase taxes and insurance, license and plate registration, and training of ride-hailing drivers.

Auto Sales

Our Auto Business Entities are also engaged in the sales of automobiles through Hunan Ruixi and Jinkailong. Due to the increased competition in the online ride-hailing markets in Chengdu and Changsha, and the adverse impact of COVID-19 across mainland China, our Auto Business Entities have shifted their business focus to automobile leasing so the sales of automobiles has significantly decreased. They sold one new and five used-automobile during the year ended March 31, 2022.

Auto Management and Guarantee Services

The management and guarantee services of Hunan Ruixi are and the management and guarantee services of Jinkailong were provided to online ride-hailing drivers after the delivery of automobiles, covering (i) management services including, without limitation, ride-hailing driver training, assisting with purchase of insurances, insurance claims and after-sale automobile services, handling traffic violations and other consulting services; and (ii) guarantee services for the obligations of online ride-hailing drivers under their financing arrangement with financial institutions. The management and guarantee fees of Hunan Ruixi are and the management and guarantee fees of Jinkailong were based on the costs of our services and the results of our credit assessment of the automobile purchasers.

As of March 31, 2022, the maximum contingent liabilities Hunan Ruixi and Jinkailong would be exposed to, was approximately $0.8 million and $6.3 million, respectively, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. As of March 31, 2022, approximately $4.8 million, including interests of $286,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due.

Auto Financing and Transaction Facilitation Services

Hunan Ruixi has and Jinkailong had established collaborations with a number of financial institutions in China, including commercial banks and financial leasing companies, which financed the purchase of automobiles by our automobile purchasers through the Financing Agreements. Hunan Ruixi charges and Jinkailong used to charge services fees from automobile purchasers for the new automobile transactions. During the year ended March 31, 2022, due to our shift on business focus, revenue generated from facilitation fees and service fees from new automobile transaction were minimal. However, Hunan Ruixi and Corenel are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of new energy vehicles (“NEVs”) in the next twelve months.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2022, the Auto Business Entities have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $26.1 million, sold an aggregate of 1,423 automobiles with a total value of approximately $13.8 million and delivered approximately 2,321 automobiles under operating leases and 131 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

Ride-Hailing Platform Services

As part of our goal to provide an all- solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we, through XXTX, began operating an online ride-hailing platform (called Xixingtianxia) in Chengdu. Our ride hailing platform enables qualified ride-hailing drivers to provide application-based transportation services in China. XXTX holds a national online reservation taxi operating license. The platform is presently servicing ride-hailing drivers in 21 cities China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. XXTX currently collaborates with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under the collaboration, when a rider searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms, in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider (the “Online Ride-hailing Platform Services”). XXTX settles its commissions with the aggregation platforms on a weekly basis.

The following chart illustrates our typical process of our ride-hailing platform services:

The acquisition of XXTX has brought us a new stream of revenue and helped achieve our goal of providing an all-encompassing solution for online ride-hailing drivers. During the year ended March 31, 2022, approximately 11.5 million rides with gross fare of approximately $37.3 million were completed through Xixingtianxia and an average of over 9,500 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the year ended March 31, 2022, we earned online ride-hailing platform service fees of approximately $2.7 million, netting off approximately $3.4 million incentives paid to Active Drivers.

Our executive offices are located in Chengdu City, Sichuan Province, China. Substantially all of our operations are conducted in China. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others. We plan to launch Xixingtianxia in more cities across China in the next 12 months.

Our Corporate History

Senmiao Technology Limited was incorporated in the State of Nevada on June 8, 2017. It established a wholly owned subsidiary, Senmiao Consulting in China in July 2017. Sichuan Senmiao, our former VIE, now a majority owned subsidiary of Senmiao Consulting, was established in China in June 2014. Senmiao Consulting provided services to Sichuan Senmiao, pursuant to a series of contractual arrangements (the “VIE Agreements”) with Sichuan Senmiao and each of its equity holders. Senmiao Consulting became the primary beneficiary of Sichuan Senmiao. The contractual arrangements had been in place since the establishment of Senmiao Consulting (the “Restructuring”). On March 23, 2022, shareholders with 94.5% equity interests of Sichuan Senmiao and Senmiao Consulting terminated the VIE Agreements. On March 28, 2022, these shareholders further sold a total of 94.5% equity interests of Sichuan Senmiao to Senmiao Consulting with a total consideration of zero due to continuous loss. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly.

On September 25, 2016, Sichuan Senmiao acquired a P2P platform (including website, internet content provider (“ICP”) registration, operating systems, servers, management system, employees and users) from Sichuan Chenghexin Investment and Asset Management Co., Ltd. (“Chenghexin”), which had established and operated the platform for two years prior to our acquisition (the “Acquisition”), for a total cash consideration of RMB69,690,000 (approximately $10.1 million). Prior to the Acquisition, Sichuan Senmiao was a holding company that owned a 60% equity interest in an equity investment fund management company. Sichuan Senmiao sold its 60% equity interest for a cash consideration of RMB60 million (approximately $8.9 million) immediately following the Acquisition, in order to focus on the online marketplace lending business. We ceased the online lending services business in October 2019.

On November 21, 2018, Senmiao entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi, pursuant to which Senmiao acquired an aggregate of 60% of the equity interest of Hunan Ruixi with a consideration of zero. Senmiao closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. Senmiao has made the full cash contributions (in the aggregate amount of $6,000,000) to Hunan Ruixi. Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively.

Hunan Ruixi had a wholly owned subsidiary, Ruixi Leasing, a PRC limited liability company formed in April 2018 with a registered capital of RMB10 million (approximately $1.5 million). Ruixi Leasing had no operations and was dissolved in June 2022.

Hunan Ruixi also owns 35% equity interest in Jinkailong and used to receive economic benefits of the remaining 65% equity interest through two voting agreements with other shareholders of Jinkailong. On March 31, 2022, the voting agreements were terminated by other shareholders of Jinkailong and Hunan Ruixi. As a result, Jinkailong ceased to be a VIE. Jinkailong is an automobile transaction and related services company in Chengdu City, Sichuan Province, China, which primarily targets drivers in the ride-hailing service sector, focus on automobile operating lease, and facilitates sales and financing transactions for its clients and provides relevant after-transaction services to them. Although Jinkailong was ceased from our consolidation scope since March 31, 2022, Huana Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services similar to Jinkailong in Changsha and Chengdu.

In May 2019, Senmiao formed its wholly owned subsidiary, Yicheng, with a registered capital of $50 million in Chengdu City, Sichuan Province, China. Yicheng obtained its business licenses for automobiles sale and has engaged in the sales of automobiles since June 2019. Yicheng used to have a license of financial leasing, which was terminated since June 2022. As of the date of this Report, Senmiao has made contributions in an aggregate amount of $5,650,000 to Yicheng.

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain 51% equity interest accordingly. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. In February 2021, the registered capital of XXTX increased to RMB50.8 million (approximately $7.8 million) pursuant to a supplemental agreement signed by all shareholders of XXTX. Senmiao Consulting shall pay an additional amount of RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. On October 22, 2021, Senmiao Consulting entered into a Share Swap Agreement (the “Share Swap Agreement”) with certain shareholders of XXTX. Pursuant to which the Senmiao Consulting shall acquire all of the remaining equity interests from the original shareholders of XXTX at a total purchase price of $3.5 million, payable in Senmiao Consulting’s shares of common stock at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 5,331,667 shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders have been completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting. As of the date of this Report, Senmiao Consulting has made capital contribution of RMB36.86 million (approximately $5.81 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of March 31, 2022, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed a wholly owned subsidiary, Corenel, with a registered capital of RMB10.0 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel is engaged in automobile operating lease since March 2021.

In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. (“Xichuang”), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In August 2021, Hunan Ruixi signed an equity transfer agreement with the remaining shareholder of Xichuang. Pursuant to the equity transfer agreement, the remaining shareholder of Xichuang would transfer 30% of his shares to Hunan Ruixi for free. However, in November 2021, Xichuang was dissolved. The dissolution of Xichuang did not have a material impact to the Company’s financial results.

In April 2021, Senmiao formed Senmiao Technology (Hong Kong), Ltd. (“Senmiao HK”), a limited liability company with a registered capital of $10,000 in Hong Kong. We hold 99.99% of the equity interests of Senmiao HK. As of the date of this Report, Senmiao HK has no operations.

In March 2022, Corenel and another company in Chengdu formed a subsidiary, Jiekai, with a registered capital of RMB500,000 (approximately $80,000) in Chengdu City, Sichuan Province. Corenel holds 51% equity interests of Jiekai. Jiekai is engaged in automobile operating lease business.

Our Corporate Structure

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investment as of the date of this Report:

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of

Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, please refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 8, 2021. According to the VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao, and the financial statements of Sichuan Senmiao are consolidated in the accompanying consolidated financial statements. On March 23, 2022, Senmiao Consulting and other shareholders holding 94.5% equity interests of Sichuan Senmiao terminated the Sichuan Senmiao VIE Agreements and purchased Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination and equity transaction has no significant impact on the consolidated financial statements.

Former Voting Agreements with Jinkailong’s Other Shareholders

Hunan Ruixi entered into two voting agreements signed in August 2018 and February 2020, respectively, as amended (the “Voting Agreements”), with Jinkailong and other Jinkailong’s shareholders holding aggregate of 65% equity interest. Pursuant to the Voting Agreements, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for periods of 20 years and 18 years, respectively, ending on August 25, 2038.

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above shall be terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of March 31, 2022, the parties no longer maintained a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, Jinkailong ceased to be a variable interest entity of Ruixi. We, through Ruixi, will continue to keep our 35% equity interest in Jinkailong.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The term of Youlu is similar to the VIE Agreements with Sichuan Senmiao as described above. According to the VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination has no significant impact on our consolidated financial statements.

Recent Developments

May 2021 Registered Direct Offering

On May 11, 2021, Senmiao entered into a securities purchase agreement with certain accredited investors in connection with a registered direct offering (the “May 2021 Offering”) of 553,192 (5,531,916 pre reverse split) shares of Senmiao’s common stock at a price of $1.175 per share for a purchase price of approximately $6,500,000. On May 13, 2021, Senmiao closed the May 2021 Offering. In connection with the May 2021 Offering, Senmiao also issued warrants to the investors to purchase a total of 553,192 (5,531,916 pre reverse split) shares of Senmiao’s common stock at an exercise price of $10.5 ($1.05 pre reverse split) per share. The warrants have a term of five years and are exercisable at any time on or after the issue date.

The shares and warrants sold in May 2021 Offering were issued pursuant to a prospectus supplement filed with the SEC on May 11, 2021 to Senmiao’s effective shelf registration statement on Form S-3 (Registration No. 333-230397), which was initially filed with the SEC on March 19, 2019, and was declared effective on April 15, 2019.

Senmiao used all of the net proceeds for general corporate purposes, including automobile purchases, the costs of providing leasing and other automobile transaction services, including financial leasing, costs of developing other types of financing businesses, investments in other entities, costs of technology development, costs of new hires, capital expenditures, working capital and the costs of operating as a public company.

FT Global Capital, Inc. (“FT Global”) acted as the exclusive placement agent for the May 2021 Offering. Pursuant to a placement agency agreement between Senmiao and FT Global dated May 11, 2021, FT Global received cash commission of approximately $487,500 and warrants which are exercisable into 41,490 (414,894 pre reverse split) shares of common stock at an exercise price of $10.5 ($1.05 pre reverse split) per share and will expire on the fifth year anniversary of their issuance.

November 2021 Private Placement

On November 10, 2021, Senmiao completed a private placement (the “Private Placement”) of approximately $5 million with certain institutional investors. Pursuant to the securities purchase agreement, Senmiao sold its Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to initially acquire up to an aggregate number of shares of common stock of Senmiao equal to the number of shares of common stock to be issued upon conversion of the Preferred Shares at $0.68 per share (the “Initial Conversion Price”). The purchase price for the Preferred Shares was $1,000 per each Preferred Share.

Pursuant to the certificate of designations for the Series A Preferred Stock (the “COD”), at any time after the initial issuance date, each holder shall be entitled to convert any portion of the outstanding Preferred Shares held by such holder into shares of Common Stock (the “Conversion Shares”) at Initial Conversion Price, which shall be adjusted to the greater of $0.41 per share or 85% of the closing bid price of Senmiao’s Common Stock reported on the NASDAQ Capital Market on the Applicable Date. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $4.1. As of the date of this Report, 520 shares of the series A convertible preferred stock have been converted to 126,831 shares of common stock.

As a result, Senmiao raised approximately $4.4 million, net of placement agent fees and other expenses, to support the Company’s working capital requirements. In connection with the Private Placement, Senmiao also issued warrants to the investors to purchase up to an aggregate number of shares of common stock equal to the number of shares of common stock to be issued upon conversion of the Series A Preferred Stock at the Initial Conversion Price. Pursuant to the Warrants Purchase Agreement of the November 2021 Investors Warrants, if at any time and from time to time on or after the issuance date there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the common stock (“Stock Combination Event”) and the event market price is less than the original exercise price of $0.82 then in effect, then on the sixteenth (16th) trading day immediately following such Stock Combination Event, the exercise price then in effect on such sixteenth (16th) trading day shall be reduced (but in no event increased) to the event market price. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13 and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763.

FT Global acted as the exclusive placement agent for the Private Placement and received a cash fee equal to 7.5% of the aggregate proceeds received by Senmiao in the Private Placement. In addition to the cash fees, Senmiao issued to FT Global warrants to purchase an aggregate of up to 7.5% of the aggregate number of the Conversion Shares. The placement agent warrants shall generally be on the same terms and conditions as the investor warrants, exercisable at a price of $0.68 per share, provided that placement agent warrants will not provide for certain anti-dilution protections included in the investor warrants.

1-for-10 Shares Reverse Split

We implemented a 1-for-10 reverse stock split on our common stock which became effective on April 6, 2022. In connection with the reverse stock split, we filed a Certificate of Change with the State of Nevada to reduce the authorized number of shares of our common stock from 100,000,000 shares to 10,000,000 shares, the reduction at the same ratio as its issued and outstanding shares of common stock. No amendment to our Articles of Incorporation and no stockholder’s approval are required pursuant to Nevada Revised States 78.207 and 78.209.

Actual and Potential Impact of Ongoing Coronavirus (COVID-19) in China on Our Business

Beginning in late 2019, an outbreak of a novel strain of coronavirus and related respiratory illness (which we refer to as COVID-19) was first identified in China and has since spread rapidly globally. The COVID-19 pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and globally. In March 2020, the WHO declared COVID-19 a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, and because all of our business operations and our workforce are concentrated in China (where the virus first originated), our operating companies’ business, results of operations and financial condition have been adversely affected.

Due to the lockdown policy and travel restrictions, the demand for ride-hailing services has been materially and adversely impacted in our areas of operation in China, which reduced the demand of our Automobile Transaction and Related Services.

Impact on the Automobile Transactions and Related Services

Our ability to collect monthly installment payments from ride-hailing drivers during February and March 2020 was adversely impacted. Since April 2020, the COVID-19 epidemic in China has been effectively controlled and the online ride-hailing markets have been recovering since May, 2020. As of March 31, 2022, 100 and 1,227 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi and Jinkailong, respectively. As a result, we recorded accumulated allowance for doubtful accounts of approximately $411,528 and $3,374,064, respectively, for them. During the year ended March 31, 2022, local resurgences of COVID-19 cases in Chengdu and Changsha have limited material negative impacts on the economy of these areas as local governments have established procedures to rapidly contain the spread of COVID-19 cases, the number of newly rendered automobiles decreased to 38 as compared with 452 during the year ended March 31, 2021.

Our daily cash flow will be adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will be adversely impacted if local resurgences of COVID 19 cases occur frequently in Chengdu, Changsha and Guangzhou while the COVID measures in China do not change the series of COVID-19 control and prevention measures, which would have negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

In an effort to assist with our automobile purchasers, Jinkailong has negotiated with the financial institutions we cooperate with to extend the due dates for monthly payments that may be affected by the epidemic cases. Certain financial institutions agreed to grant a grace period of up to six months from for certain qualified drivers.

Impact on the Ride-Hailing Platform Services

XXTX commenced the operation of its online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in July 2021, November 2021 and February 2022, when Chengdu, Changsha and Guangzhou reported several confirmed COVID-19 cases, the local government usually ensured concrete and effective measures to fight against the resurgence, including suspending some traffic activities in certain medium-risk and high-risk areas. Fewer people took ride-hailing trips as a result and the average daily rides completed through our platform decreased and our income increased accordingly. The average daily rides completed through our platform decreased by approximately 20% to 30% compared to that before the reporting of the new COVID-19 cases in these cities and recovered one to two weeks later as the new confirmed cases were fully under control. Consequently, the income of our Automobile Transaction and Related Services customers who ran their business through the online ride-hailing platforms also decreased during this period.

During the year ended March 31, 2022, recent local resurgences of COVID-19 cases in our major operating cities, Chengdu, Changsha and Guangzhou did not have material negative impacts on the economy situations. We temporally closed our corporate headquarter to adhere to the lockdown policy in Chengdu from July 28 to August 11, 2021, as required by relevant Chengdu regulatory authorities as a countermeasure for the local resurgences of COVID-19 in late July 2021. Our employees were working in other offices and the closure of our headquarter did not have significant impact on our business operations during such period. We reopened our headquarter in Chengdu on August 12, 2021. However, Since March 2022, major outbreaks of the Omicron variant of COVID-19 have occurred in many parts of China. These outbreaks have resulted in lockdowns, highway closures and other restrictive measures across China, which have caused severe hardships to countless dealers and consumers. If the epidemic in China deteriorates and China does not change the current COVID-19 control and prevention measures in the next 12 months, large number of newly confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the Online Ride-hailing Platform Services may decrease.

We may have a larger cash outflow in our daily operations in the next twelve months as we expand our Online Ride-hailing Platform Services in more cities in China and incur more marketing and promotion expenses. Our cash flow situation may worsen if the COVID 19 pandemic resurges in China.

Any of these factors related to COVID 19 and other similar or currently unforeseen factors beyond our control could have an adverse effect on our overall business environment, causing uncertainties in the regions in China where we conduct business, and causing our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Customers

The significant majority of our Operating Entities’ customers are online ride-hailing drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving an online ride-hailing car, our customers choose to lease automobile from us or become affiliated with us who offer them a simplified and smooth process to obtain qualified cars for online ride-hailing. The automobile lessees typically lease automobiles which meet the criteria of cars used for online ride-hailing for their own business in the industry. The automobile purchasers typically become affiliated with Hunan Ruixi and Jinkailong through affiliation agreements pursuant to which Hunan Ruixi and Jinkailong, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements. The users of Xixingtianxia platform typically use it to view and take customer orders for rides.

Our Auto Business Entities acquire customers through the network of third-party sales teams, cooperated lease companies and our own efforts including online advertising and billboard advertising. Our operating entities also send out fliers and participate in trade shows to advertise our services. During the year ended March 31, 2022, we have serviced over 2,300 customers for our Automobile Transaction and Related Services. During the year ended March 31, 2022, approximately 11.5 million rides with gross fare of approximately $37.3 million were completed through our platform orders.

Risk Management

To mitigate risk associate with our Automobile Transaction and Related Services and Online Ride-hailing Platform Services, our operating entities conduct assessments and evaluations of prospective online ride-hailing drivers and leases separately, including identity verification and background checks. For an online ride-hailing platform driver who uses our platform as well as purchases or leases automobile from our Auto Business Entities, the assessments typically involve two rounds from our subsidiaries who operate Automobile Transaction and Related Services and Online Ride-hailing Platform Services, respectively. We believe our manual review and verification process is sufficient for the requirements of our current operations.

Our Operating Entities conduct an initial screening when they receive an application from a prospective automobile buyer/lessee based on credit reports from People’s Bank of China (“PBOC”) and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. An automobile buyer/lessee must meet the following preliminary criteria:

●	be between 18-65 years old;
●	reside in the mainland of China and have the local residential identification;
●	have a driving history of at least three years;
●	not be subject to on-going legal proceedings or enforcement;
●	not be listed on a national delinquent debtor’s list;
●	the value of purchased automobile matches the income of the candidate.

Additionally, our Operating Entities arrange a simple in-person interview with the applicant where we gather information on marital/family status, income, assets, borrowing history and default history, if any. This interview is typically conducted by our operating entities’ risk management staff who will verify the accuracy of information on the prospective driver by cross-checking information provided by the applicant with other sources. Our Operating Entities will also assess the prospective customer’s potential repayment ability.

Applicants with any of the follow attributes will be rejected:

●	engaging in illegal or criminal activities;
●	involvement in pornography, gambling, drug dealing and gangster activities and experiences;
●	engaging in usury lending; or
●	providing fraudulent information.

Our Operating Entities also conduct an assessment and evaluation when they receive an application from a prospective online ride-hailing driver. Under our online ride-hailing platform’s standards, a qualified driver must meet certain minimum criteria:

●	have obtained online booking taxi driver’s license with age of 21 to 60 years old for males; 21 to 55 years old for females;
●	have a driving history of at least three years with driving license of (i) A1, A2, A3, B1, B2, C1 and C2 (referring to the different classes of driver’s license in China based on vehicle types);
●	must not have committed any hit-and-run accidents;
●	have no record of dangerous driving, drug use, driving under alcoholic influence, and violent crime;
●	have no traffic violation of 12 demerit points or more in any year of the past three years; and
●	have not been investigated or disciplined for unlawfully engaging in taxi services or other passenger transportation operations within the past five years.

XXTX’s online ride-hailing platform also sets criteria for the automobiles used for online ride-hailing business, which need to be completed before the driver commences to use the automobile for online ride-hailing business:

●	has obtained online booking taxi transportation certificate and be registered as “reserved taxi service” with less than 7 seats and local registered number; or in accordance with the requirements by local government;
●	has installed vehicle satellite positioning device and emergency alarm device with driving record function;
●	motor vehicle driving permit is still in use;
●	has been covered with compulsory insurance for motor vehicle traffic accident liability and compulsory insurance for third party liability of motor vehicle, and within the insurance period, or in accordance with the requirements by local government;
●	vehicle miles traveled is less than 600,000 km and the service life is less than 8 years;
●	other requirements by local government.

Post-Financing Services and Collection Monitor

Our Auto Business Entities’ post financing management department is in charge of monitoring and managing monthly payments by the purchaser/lessee. Our Auto Business Entities send text messages and make phone calls as reminders three business days prior to the payment due date. If a purchaser/lessee fails to pay on the due date, our Auto Business Entities will pay the financial institution on behalf of the defaulted automobile purchaser but continue to contact the automobile purchaser and request for payments. If the delinquency continues for more than 15 days, our Auto Business Entities then seek to repossess the car. Every car purchased through us has a GPS device installed, which helps us locate the car. After a car is repossessed, our Auto Business Entities store it in a warehouse and later dispose of the automobile in accordance with law and relevant financing documents. If our Auto Business Entities are unable to repossess collateral from a delinquent automobile purchaser/lessee, they may commence a lawsuit against such purchaser.

Competition

The online ride-hailing industry in China is large and evolving. There were approximately 80 automobile financing and leasing companies that provide automobile purchasing and leasing services to online ride-hailing drivers in Chengdu, Changsha and Guangzhou City as of June 2022. We face significant competition primarily from companies that operate in Chengdu City, such as Sichuan Jiyouche Automobile Serving Co., Ltd., FAW Huidi Automotive Technology Co., Ltd. and Sichuan Qihuxing Automobile Trading Co., Ltd.

The acquisition of XXTX has brought us a new business of online ride-hailing platform services and helped achieving our goal of providing an all-encompassing solution for online ride-hailing drivers. However, Didi takes over 80% market share of the online ride-hailing platforms according to the public information. We choose to cooperate with well-known aggregation platforms to commence our online ride-hailing platform business rather than competing with Didi directly. As of June 2022, there were approximately 70 companies who operate their own online ride-hailing platforms and have established business relationships with Gaode in Chengdu, Changsha and Guangzhou, our major operation cities and are engaged in the same business as ours. We face significant competition primarily from platforms that have operation in Chengdu and Changsha City, such as Caocao, Robotaxi and Feima Chuxing. We expect to have more cooperation with other aggregation platforms in the online ride-hailing industries to have more competitive advantage in the industry.

Regulations

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China or the rights of our stockholders to receive dividends and other distributions from us.

Regulations Related to Cybersecurity, Information Security and Confidentiality of User Information

PRC government authorities have enacted laws and regulations with respect to Internet information security and protection of personal information from any abuse or unauthorized disclosure. Internet information in China is regulated and restricted from a national security standpoint.

The Ministry of Public Security of the People’s Republic of China (“the MPS”) has promulgated measures that prohibit use of the Internet in ways that, among other things, result in leaks of government secrets or the spread of socially destabilizing content. The MPS and its local counterparts have authority to supervise and inspect domestic websites to carry out its measures. Internet information service providers that violate these measures may have their licenses revoked and their websites shut down.

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

The PRC government regulates the security and confidentiality of Internet users’ information. The Administrative Measures on Internet Information Service, the Regulations on Technical Measures of Internet Security Protection and the Provisions on Protecting Personal Information of Telecommunication and Internet Users, which were issued on July 16, 2013 by the General Office of the Ministry of Transport (“MIIT”), set forth strict requirements to protect personal information of Internet users and require Internet information service providers to maintain adequate systems to protect the security of such information. Personal information collected must be used only in connection with the services provided by the Internet information service provider. Moreover, the Rules for Regulating the Order in the Market for Internet Information Service also protect Internet users’ personal information by (i) prohibiting Internet information service providers from unauthorized collection, disclosure or use of their users’ personal information and (ii) requiring Internet information service providers to take measures to safeguard their users’ personal information. In December 2012, the Standing Committee of the National People’s Congress (the “SCNPC”) passed the Decision on Strengthening Internet Information Protection, which provides that all Internet service providers in China, including Internet information service providers, must require that their users provide identification information before entering into service agreements or providing services.

On November 7, 2016, the SCNPC released the Cyber Security Law, which came into effect on June 1, 2017 (“Cyber Security Law”). The Cyber Security Law requires network operators to perform certain functions related to cyber security protection and the strengthening of network information management. For instance, under the Cyber Security Law, network operators of key information infrastructure generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of PRC.

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

On November 28, 2019, the Security Bureau of the CAC, the General Office of the MIIT, the General Office of the MPS and the General Office of the State Market Supervision and Administration (the “MSA”) jointly issued the Notice on Measures for Determining the Illegal Collection and Use of Personal Information through Mobile Applications, which aims to provide reference for supervision and administration departments of the PRC government and provide guidance for mobile applications operators’ self-examination and self-correction and social supervision by avid internet users (so called “netizens”), and further elaborates the forms of behavior constituting the illegal collection and use of personal information through mobile applications including: (i) failing to publish the rules on the collection and use of personal information; (ii) failing to explicitly explain the purposes, methods and scope of the collection and use of personal information; (iii) collecting and using personal information without the users’ consent; (iv) collecting personal information unrelated to the services the collector of the information provided and beyond the necessary principle of such services; (v) providing personal information to others without the users’ consent; (vi) failing to provide the function of deleting or correcting personal information according to PRC laws or failing to publish information such as ways for internet users to file complaints and reports.

On June 10, 2021, the SCNPC promulgated the Data Security Law, which took effect in September 2021. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities. The Data Security Law also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The appropriate level of protection measures is required to be taken for each respective category of data. For example, a processor of important data shall have designated personnel and management body in responsible for data security, conduct risk assessments for its data processing activities and file risk assessment reports with the competent authorities. In addition, the Data Security Law provides a national security review procedure for those data activities which may affect national security and imposes export restrictions on certain data and information. We may be required to make further adjustments to our business practices to comply with this law.

On July 30, 2021, the State Council promulgated the Regulations on Security Protection of Critical Information Infrastructure, effective on September 1, 2021. According to the Regulations on Security Protection of Critical Information Infrastructure, a “critical information infrastructure” refers to an important network facility and information system in important industries such as, among others, public communications and information services, as well as other important network facilities and information systems that may severely endanger national security, economy, people’s livelihood, or the public interests in the event of damage, loss of function, or data leakage. The competent governmental authorities and supervision and management authorities of the aforementioned important industries will be responsible for (i) organizing the identification of critical information infrastructures in their respective industries in accordance with certain identification rules, and (ii) promptly notifying the identified operators and the public security department of the State Council of the identification results.

On August 20, 2021, the SCNPC promulgated the Personal Information Protection Law, which took effect on November 1, 2021. Pursuant to the Personal Information Protection Law, “personal information” refers to any kind of information related to an identified or identifiable individual as electronically or otherwise recorded and exclude anonymized information. The processing of personal information includes the collection, storage, use, processing, transmission, provision, disclosure and deletion of personal information. The Personal Information Protection Law applies to the processing of personal information of individuals within the territory of the PRC, as well as personal information processing activities outside the territory of PRC, for the purpose of providing products or services to natural persons located within PRC, for analyzing or evaluating the behaviors of natural persons located within PRC, or for other circumstances as prescribed by laws and administrative regulations. A personal information processor may process the personal information of this individual only under the following circumstances: (i) where consent is obtained from the individual; (ii) where it is necessary for the execution or performance of a contract to which the individual is a party, or where it is necessary for carrying out human resource management pursuant to employment rules or collective contracts made and executed in accordance with laws; (iii) where it is necessary for performing a statutory responsibility or statutory obligation; (iv) where it is necessary in response to a public health emergency, or for protecting the life, health or property of a natural person in the case of an emergency; (v) where the personal information is processed within a reasonable scope to carry out news reporting, supervision by public opinions or any other activity for public interest purposes; (vi) where the personal information, which has already been disclosed by the individual or otherwise legally disclosed, is processed within a reasonable scope; or (vii) any other circumstance as provided by laws or administrative regulations. In principle, the consent of an individual must be obtained for the processing of his or her personal information, except under the circumstances of the aforementioned items (ii) to (vii). Where personal information is to be processed based on the consent of an individual, such consent shall be a voluntary and explicit indication of intent given by such individual on a fully informed basis. If laws or administrative regulations provide that the processing of personal information shall be subject to a separate consent or written consent of the individual concerned, such provisions shall prevail. In addition, the processing of the personal information of a minor under 14 years old must obtain the consent by a parent or a guardian of such minor and the personal information processors must adopt special rules for processing personal information of minors under 14 years old.

On November 14, 2021, the CAC promulgated the draft Regulations on the Administration of Cyber Data Security for public comment, pursuant to which data processors conducting the following activities must apply for cybersecurity review: (i) merger, reorganization or division of internet platform operators that have acquired a large number of data resources related to national security, economic development or public interests affects or may affect national security; (ii) listing abroad of data processors processing over one million users’ personal information; (iii) listing in Hong Kong which affects or may affect national security; or (iv) other data processing activities that affect or may affect national security. The draft regulations also provide that operators of large internet platforms that set up headquarters, operation centers or R&D centers overseas shall report to the CAC and competent authorities. The draft regulations also require that data processors processing important data or going public overseas shall conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the CAC before January 31 each year. Further, the draft regulations would require internet platform operators to establish platform rules, privacy policies and algorithm strategies related to data, and solicit public comments on their official websites and personal information protection related sections for no less than 30 working days when they formulate platform rules or privacy policies or makes any amendments that may have a significant impact on users’ rights and interests. In addition, platform rules and privacy policies formulated by operators of large internet platforms with more than 100 million daily active users, or amendments to such rules or policies by operators of large internet platforms with more than 100 million daily active users that may have significant impacts on users’ rights and interests shall be evaluated by a third-party organization designated by the CAC and reported to local branch of the CAC for approval. The CAC has solicited comments on this draft until December 13, 2021, but there is no definite timetable as to when the draft regulations will be enacted. As such, substantial uncertainties exist with respect to the enactment timetable, final content, interpretation and implementation of such regulations.

On December 28, 2021, the CAC, together with certain other PRC governmental authorities, promulgated the Cybersecurity Review Measures that replaced the previous version and took effect from February 15, 2022. Pursuant to these measures, the purchase of network products and services by an operator of critical information infrastructure or the data processing activities of a network platform operator that affect or may affect national security will be subject to a cybersecurity review. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

Article 10 of the Cybersecurity Review Measures also set out certain general factors which would be the focus in assessing the national security risk during a cybersecurity review, including (i) risks of critical information infrastructure being illegally controlled or subject to interference or destruction; (ii) the harm caused by the disruption of the supply of the product or service to the business continuity of critical information infrastructure; (iii) the security, openness, transparency and diversity of sources of the product or service, the reliability of supply channels, and risks of supply disruption due to political, diplomatic, trade and other factors; (iv) compliance with PRC laws, administrative regulations and departmental rules by the provider of the product or service; (v) the risk of core data, important data or a large amount of personal information being stolen, leaked, damaged, illegally used, or illegally transmitted overseas; (vi) the risk that critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, and maliciously used by foreign governments for a listing, as well as network information security risks; and (viii) other factors that may endanger the security of critical information infrastructure, cybersecurity and data security.

In the meantime, the PRC regulatory authorities have also enhanced the supervision and regulation on cross-border data transmission. For example, on October 29, 2021, the Measures for the Security Assessment of Cross-border Data Transmission (Draft for Comment) were proposed by the CAC for public comments, which require that any data processor providing important data collected and generated during operations within the PRC or personal information that should be subject to security assessment according to law to an overseas recipient shall conduct security assessment. The final Measures was promulgated on July 7, 2022 and shall take effective from September 1, 2022. The measures provide five circumstances, under any of which data processors shall, through the local cyberspace administration at the provincial level, apply to the CAC for security assessment of data cross-border transfer. These circumstances include: (i) where the data to be transferred to an overseas recipient are personal information or important data collected and generated by operators of critical information infrastructure; (ii) where the data to be transferred to an overseas recipient contain important data; (iii) where a personal information processor that has processed personal information of more than one million people provides personal information overseas; (iv) where the personal information of more than 100,000 people or sensitive personal information of more than 10,000 people are transferred overseas accumulatively; or (v) other circumstances under which security assessment of data cross-border transfer is required as prescribed by the CAC. As of the date of this Report, the above measures have not been formally adopted, and substantial uncertainties still exist with respect to the enactment timetable, final content, interpretation and implementation of these measures and how they will affect our business operation.

Our Chinese subsidiaries and affiliates have incurred, and will continue to incur, significant expenses in an effort to comply with cybersecurity and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations to the date of this Report in all material respects. However, changes in existing laws or regulations or adoption of new laws and regulations relating to cybersecurity and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future.

Regulations Related to Online Ride-Hailing Services

Our ride hailing business is regulated by certain laws and regulations relating to online ride hailing services. As a ride hailing platform, we are required to obtain permits for an online ride hailing business in the cities in China where we operate such a business, and specific licenses and permits are also required for the drivers and vehicles on our platform engaged in our ride hailing business.

In order to manage the rapidly growing online ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport (the “MOT”), jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services and amended on December 28, 2019, which legalizes online ride-hailing services such as Didi and requires the online ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses and take full responsibility of the ride services to ensure the safety of riders. According to the Interim Measures, (i) the competent transport department of the State Council shall be responsible for guiding the administration of online ride hailing services nationwide, (ii) the competent transport department of the government of a province or an autonomous region shall be responsible for guiding the administration of online ride hailing services within its respective administrative region, and (iii) the competent transport department of a municipality directly under the central government, a city divided into districts, a county, or other competent administrative department designated by the government shall be responsible for the specific administration of online ride hailing service. Before carrying out online ride hailing services, an online ride hailing service platform must obtain a permit for the online ride hailing business and complete the record filing of internet information services with the provincial communications administration in the place of its enterprise registration. Such platform must be capable of exchanging and processing the relevant information and data with its servers located within the PRC, establish a sound operational management system, work safety management system and service quality assurance system, and fulfill other conditions as prescribed. Platforms that conduct the online ride hailing business without obtaining the necessary permit may be subject to an order of correction, a warning by the local authority, a fine of RMB10,000 to RMB30,000, or even criminal liabilities if a violation constitutes a crime. Vehicles used for online ride hailing services must also satisfy certain conditions in order to obtain the transportation permit for vehicles used for online ride hailing services, including, among others, installation of satellite navigation system and emergency alarm devices, and meeting certain operational safety criteria. The Interim Measures also impose certain requirements on drivers engaged in online ride hailing services, including, among others, a driving experience of more than three years and no transport or driving related or violent criminal offense or violent crime record. Drivers must meet the prescribed conditions and pass the relevant exams before they can obtain the driver’s license for online ride hailing services. Platforms may be subject to an order of correction and a fine of RMB5,000 to RMB10,000, and in severe cases a fine of RMB10,000 to RMB30,000, if the relevant vehicle or driver providing the online ride hailing services has not obtained the applicable permit. Furthermore, the Interim Measures also provide that competent local governmental authorities may formulate detailed implementing rules for their respective regions in accordance with the Interim Measures and in light of local conditions.

Following the promulgation of the Interim Measures, various local governmental authorities have promulgated implementing rules to further stipulate the detailed requirements for online ride hailing service platforms, vehicles and drivers, including the major cities of our operations. On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the Implementation Rules for the Administration of Taxi Management Services for Chengdu Network, which was replace by the one promulgated on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued guidelines on compliance requirements for online ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. On November 28, 2016, Guangzhou Municipal People’s Government promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019. On July 23, 2018, the General Office of Changsha Municipal People’s Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha”. On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi”. According to these regulations and guidelines, three licenses or certificates are required for operating the online ride-hailing business: (1)  online ride-hailing service platforms such as Didi is required to obtain the online reservation taxi operating license; (2)  automobiles used for online ride-hailing are required to obtain the online reservation taxi transport certificate (the “automobile certificate”); (3)  online ride-hailing drivers are required obtain the online reservation taxi driver’s license (the “driver’s license”). Those regulations also stipulates a series of detailed requirements for the online ride-hailing platforms, drivers and automobiles in different cities.

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the local online reservation taxi operating license in Chengdu, Changsha, Neijiang, Panzhihua, Nanchong and Guangzhou, and other 24 cities from April 2020 to June 2022, issued by local authorities, to operate the online ride-hailing platform services. Without a requisite automobile certificate or driver’s license, ride-hailing drivers may be suspended from providing online ride-hailing services, their illegal income may be confiscated and they may be subject to fines amounting to RMB5,000 (US$789) to RMB30,000 (US$4,732) for each offense.

However, approximately 45% of our online ride-hailing drivers had not obtained the driver’s license as of March 31, 2022 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing online ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information form online ride-hailing services to unqualified vehicles and drivers. During the year ended March 31, 2022, we have been fined by approximately $178,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $16,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities. We are in the process of assisting the drivers to obtain the required certificate and license, such as providing registered and training services. However, there is no guarantee that all of the drivers who run their online ride-hailing business through our platform would be able to obtain all the certificates and licenses.

On February 15, 2022, the MIIT, the MPS and several other governmental authorities jointly promulgated the Notice on Strengthening the Joint Supervision of the Entire Chain of Online Ride Hailing Industry, which provides that the departments of transportation, telecommunications, public security, human resources and social security, the People’s Bank of China, taxation, market regulation and internet information shall accelerate the establishment of a collaborative supervision mechanism led by the transportation department for new forms of transportation at the provincial and municipal levels, or the joint supervision mechanism. This notice requires relevant governmental authorities to optimize service processes, strictly control industry access, and urge online ride hailing platforms not to grant access to drivers and vehicles with no valid licenses. In case certain violations by online ride hailing platforms trigger the supervisions of various governmental authorities or different provinces and have serious adverse impacts, the relevant authorities of the State Council may organize joint regulatory talks and urge the online ride hailing platforms to rectify. If the online ride hailing platforms commit serious violations but refuse to rectify, the relevant governmental authorities of the municipal level or above may initiate joint supervision and report such violations to the inter-ministerial joint meeting mechanism, and the Ministry of Transport shall take the lead and work together with the CAC, the MIIT, the MPS and other governmental authorities, or instruct their relevant local counterparts, to take measures in accordance with laws, including ordering online ride hailing platforms to suspend services in the region, suspend the release of apps or take down the apps, etc. According to this notice, the joint supervision mechanism shall apply to certain violations of laws and regulations by online ride hailing platforms, which include (i) engaging in online ride hailing business or in a disguised form without obtaining the permit for online ride hailing business; (ii) failing to secure that the vehicles and drivers providing services have relevant licenses and professional qualifications, dispatching orders to drivers and vehicles that have not obtained the corresponding licenses, failing to transmit relevant data information to online ride hailing supervision information exchange platform as required or other serious violations of laws and regulations occurring in the process of operating online ride hailing business; (iii) low-price dumping, fraud, and unreasonably differential treatment of individuals in terms of transaction conditions; (iv) endangering network security, data security, or infringing on the rights and interests of users’ personal information; (v) illegal operation of payment and settlement business; (vi) serious infringement of the labor security rights and interests of the drivers; (vii) failure to pay taxes in accordance with the law; and (viii) other serious violations that endanger public interests, disrupt social order, and affect social security and stability.

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

The Financial Leasing Measures clarify and enumerate the scopes of the financing lease business activities, the leased properties and the activities prohibited to be conducted by the financing lease companies, and set forth the regulatory indexes applicable to financing lease companies including, among others, (i) the assets for financial leasing and other lease arrangements accounting for not less than 60% of the total assets of a financial leasing company; (ii) the risk assets of a financing lease company not exceeding eight times of its total net assets, and the term “risk assets” of a financing lease company refers to its total assets, net of cash, bank deposits, Chinese treasury bonds; (iii) the fixed-income securities investment business carried out by a financial leasing company not exceeding 20% of its net assets. The Financial Leasing Measures also requires financial leasing companies should comply with the following regulatory indicators: (1) degree of concentration of single client financing, meaning the balance of all financial leasing business of a financial leasing company to a single lessee shall not exceed 30% of its net assets; (2) degree of concentration of single group client financing, meaning the balance of all financial leasing business of a financial leasing company to a single group shall not exceed 50% of its net assets; (3) ratio of a single related client, meaning the balance of all financial leasing business of a financial leasing company to a related party shall not exceed 30% of its net assets; (4) ratio of all related parties, meaning the balance of all financial leasing business of a financial leasing company to all related parties shall not exceed 50% of its net assets, and (5) ratio of a single related shareholder, meaning the financing balance to a single shareholder and all its related parties shall not exceed the shareholder’s capital contribution in the financial leasing company, and at the same time meet the provisions of the measures on the ratio of a single related client. The CBIRC may make adjustments to the above indicators according to regulatory needs.

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

As of the date of this Report, Hunan Ruixi, our proprietary financing lease subsidiary, has utilized our own capital to fund financing leases to automobile purchasers. Hunan Ruixi has not complied with all the requirements stipulated under the Financial Leasing Measures and intends to rectify and to comply with all the requirements stipulated under the Financial Leasing Measure during the transition period, failing which, Hunan Ruixi cannot carry out financial leasing business. Yicheng has removed the financial leasing from its business license.

The PRC Civil Code promulgated by the SCNPC effective from January 1, 2021 regulates the civil contractual relationship among natural persons, legal persons and other organizations. Chapter 15 of the PRC Civil Code sets forth related rules about financing lease contracts including that financing lease contracts shall be in written form and normally include terms such as the name, quantity, specifications, technical performance and inspection method of the leased property, the lease term, the composition, payment term, payment method and currency of the rent and the ownership of the leased property upon expiration of the lease. The PRC Civil Code further provides that the lessor and the lessee may agree on the ownership of the leased property upon expiry of the lease term. If the ownership of the leased property is not or is not clearly agreed between the parties, and is still cannot be determined pursuant to the PRC Civil Code, the leased property shall be owned by the lessor.

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

In connection with our automotive financing facilitation business, Hunan Ruixi provides and Jinkailong provided guarantees to our financing partners in connection with the financing of the purchase of automobiles and such guarantee business is not our principal business. It is uncertain whether this practice would be deemed as operations in financing guarantee business. See “Risk—Risks Relating to Our Industry and Business—We are required to obtain certain licenses and permits for our business operations, and we may not be able to obtain or maintain such licenses or permits.”

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

According to the Special Entry Management Measures (Negative List) for the Access of Foreign Investment (2021 version) and the Administrative Regulations on Foreign-Invested Telecommunications Enterprises, which were most recently amended by the State Council on April 7, 2022 and took effect on May 1, 2022, the equity interest of foreign investors in value-added telecommunications enterprises that are open for foreign investment according to China’s WTO commitment may not exceed 50%, except as otherwise stipulated by the state. Foreign investment in entities holding VATS Licenses for internet data center services, content delivery network services, domestic internet protocol virtual private network services and internet access services, which are not open for foreign investment according to China’s WTO commitment, are generally prohibited, except that qualified telecommunication service providers incorporated in Hong Kong or Macau may hold up to 50% equity interest in such entities according to the Mainland and Hong Kong Closer Economic Partnership Agreement or the Mainland and Macao Closer Economic Partnership Agreement, respectively. From May 1, 2022, the amended Administrative Regulations on Foreign-Invested Telecommunications Enterprises canceled the qualification requirement on the primary foreign investor in a foreign invested value-added telecommunications enterprise for having a good track record and operational experience in the value-added telecommunications industry as stipulated in the previous version.

Regulations Related to Internet Advertising

The Interim Measures for Administration of Internet Advertising (the “Internet Advertising Measures”), were adopted by the SAIC and became effective on September 1, 2016. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 (approximately US$15,780) may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 (approximately US$789) to RMB30,000 (approximately US$4,732) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB10,000 (approximately US$1,578) to RMB30,000 (approximately US$4,732). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

Regulations Related to Company Establishment and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the “Company Law”). All of our subsidiaries in China are subject to the Company Law. According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies. The Company Law applies to both PRC domestic companies and foreign-invested companies. The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Wholly Foreign-Owned Enterprise Law of the PRC and the Implementation Regulation of the Wholly Foreign-Owned Enterprise Law. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. In addition, PRC companies may allocate a portion of their after-tax profits based on PRC accounting standards to employee welfare and bonus funds at their discretion. These reserves and employee welfare and bonus funds are not distributable as cash dividends. A PRC company may not distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. In September 2016, the SCNPC published its decision to revise the laws relating to wholly foreign-owned enterprises and other foreign-invested enterprises. Such decision, which became effective on October 1, 2016, changes the “filing or approval” procedure for foreign investments in China such that foreign investments in business sectors not subject to special administrative measures will only be required to complete a filing instead of the existing requirements to apply for approval. The special entry management measures shall be promulgated or approved to be promulgated by the State Council. Pursuant to a notice issued by the National Development and Reform Commission (“NDRC”) and MOFCOM on October 8, 2016, the special entry management measures shall be implemented with reference to the relevant regulations as stipulated in the Catalogue of Industries for Guiding Foreign Investment in relation to the restricted foreign investment industries, prohibited foreign investment industries and encouraged foreign investment industries. Pursuant to the Provisional Administrative Measures on Establishment and Modifications Filing for Foreign Investment Enterprises promulgated by MOFCOM on October 8, 2016, establishment and changes of foreign investment enterprises not subject to the approval under the special entry management measures shall be filed with the relevant commerce authorities.

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

The most recent 2021 Negative List was promulgated by the National Development and Reform Commission and the Ministry of Commerce on December 27, 2021 and took effect from January 1, 2022. Industries that are not restricted or prohibited are generally open for foreign investments unless specifically restricted by other PRC laws. Neither our Automobile Transaction and Related Services nor our Online Ride-hailing Platform Services is listed in 2020 Negative List or 2021 Negative List.

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

On March 15, 2019, the SCNPC approved the Foreign Investment Law, and on December 26, 2019, the State Council promulgated the Implementing Rules to Further Clarify and Elaborate the Relevant Provisions of the PRC Foreign Investment Law (the

“Implementing Rules”). The PRC Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, and their respective implementing rules. Pursuant to the Foreign Investment Law, “foreign investments” refer to investment activities conducted by foreign investors (including foreign natural persons, foreign enterprises or other foreign organizations) directly or indirectly in the PRC, which include any of the following circumstances: (i) foreign investors setting up foreign-invested enterprises in the PRC solely or jointly with other investors, (ii) foreign investors obtaining shares, equity interests, property portions or other similar rights and interests of enterprises within the PRC, (iii) foreign investors investing in new projects in the PRC solely or jointly with other investors, and (iv) investment in other methods as specified in laws, administrative regulations, or as stipulated by the State Council. The Implementing Rules introduce a see-through principle and further provide that foreign-invested enterprises that invest in the PRC are also governed by the PRC Foreign Investment Law and the Implementing Rules.

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

The SCNPC amended the Copyright Law in 2001 and 2010 to widen the scope of works and rights that are eligible for copyright protection. The amended, the Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. To address copyright infringement related to content posted or transmitted over the Internet, the National Copyright Administration and former Ministry of Information Industry jointly promulgated the Administrative Measures for Copyright Protection Related to the Internet in April 2005. These measures became effective in May 2005.

On December 20, 2001, the SCNPC promulgated the new Regulations on Computer Software Protection, effective from January 1, 2002, and revised in 2013, which are intended to protect the rights and interests of the computer software copyright holders and encourage the development of software industry and information economy. In the PRC, software developed by PRC citizens, legal persons or other organizations is automatically protected immediately after its development, without an application or approval. Software copyrights may be registered with the designated agency and if registered, the certificate of registration issued by the software registration agency will be the primary evidence of the ownership of the copyright and other registered matters. On February 20, 2002, the National Copyright Administration of the PRC introduced the Measures on Computer Software Copyright Registration, which outline the operational procedures for registration of software copyright, as well as registration of software copyright license and transfer contracts. The Copyright Protection Center of China is mandated as the software registration agency.

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

On October 23, 2019, SAFE promulgated the Circular of the State Administration of Foreign Exchange on Further Promoting the Facilitation of Cross-border Trade and Investment, or Circular 28, which permits non-investment foreign-invested enterprises to use their capital funds to make equity investments in China, with genuine investment projects and in compliance with effective foreign investment restrictions and other applicable laws. However, as the Circular 28 was newly issued, there are still substantial uncertainties as to its interpretation and implementations in practice.

Regulations Relating to Offshore Special Purpose Companies Held by PRC Residents

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (the “SAFE Circular 37”) in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions.

SAFE Circular 37 was issued to replace SAFE Circular 75 (the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles). SAFE further enacted the Notice on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment (the “SAFE Circular 13”) effective from June 1, 2015, which allows PRC residents or entities to register with qualified banks in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 continue to fall under the jurisdiction of the relevant local branch of SAFE. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

See “Risk Factors — Risks Related to Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.”

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

According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be considered a PRC resident enterprise by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board of directors and shareholders’ meetings are located or kept in the PRC; and (d) more than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC.

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

In January 2019, the SAT issued Announcement on the Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2019 Circular 2”). Pursuant to SAT 2019 Circular 2, from January 1, 2019 to December 31, 2021, for small low profit enterprises, (i) the tax rate for the first RMB1 million the annual income does not exceed RMB1 million is 20% and the taxable income is 25% of the annual taxable income; (ii) the tax rate for the portion of annual income that exceeds RMB1 million but does not exceed RMB3 million is 20% and the taxable income is 50% of the annual income. SAT 2019 Circular 2 also defines “small low profit enterprises” as enterprises who are engaged in industries not restricted or prohibited and meet the three conditions of (i) annual taxable income of RMB3 million or lower, (ii) employees’ number of 300 or lower; and (iii) total assets of RMB50 million or lower. On March 18, 2022, the SAT issued Announcement on the Further Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2022 Circular 13”). Pursuant to SAT 2022 Circular 13, the preferential income tax reduction policy for small low profit enterprise shall be expanded from January 1, 2022 to December 31, 2024. During the calendar year ended December 31, 2021, all our subsidiaries in China met the three criteria and enjoyed the preferential tax rates.

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

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our services and 13% for our automobile sales, operating lease and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. In addition, as part of the Chinese government’s effort to ease the burden of businesses affected by COVID-19, the Ministry of Finance and the State Administration of Taxation temporarily reduced or exempted VAT on revenues derived from the provision of certain transportation services from January 2020 to March 2021 and from January 1, 2022 to December 31, 2022. Accordingly, during the year ended March 31, 2022, our revenues generated from our Online Ride-hailing Platform Services was exempted from duty since January 1, 2022 to March 31, 2022. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

The M&A Rules, and other recently adopted regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex. For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the Anti-Monopoly Law promulgated by the SCNPC on August 30, 2007 and effective as of August 1, 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds must be cleared by MOFCOM before they can be completed. In addition, on February 3, 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “Circular 6”), which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Further, on August 25, 2011, MOFCOM promulgated the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “MOFCOM Security Review Regulations”), which became effective on September 1, 2011, to implement Circular 6. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign Investors may acquire the “de facto control” of domestic enterprises with “national security” concerns. Under the MOFCOM Security Review Regulations, MOFCOM will focus on the substance and actual impact of the transaction when deciding whether a specific merger or acquisition is subject to security review. If MOFCOM decides that a specific merger or acquisition is subject to security review, it will submit it to the Inter-Ministerial Panel, an authority established under Circular 6 led by the NDRC and MOFCOM under the leadership of the State Council, to carry out the security review. The regulations prohibit foreign investors from bypassing the security review by structuring transactions through trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that the merger or acquisition of a company engaged in the marketplace lending business requires security review.

On December 24, 2021, the CSRC released the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Administrative Provisions, and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments), or the Draft Filing Measures, both of which were open for public comments till January 23, 2022. Under these draft new rules, a filing-based regulatory system will be applied to “indirect overseas offering and listing” of PRC domestic companies, which refers to such securities offering and listing in an overseas market made in the name of an offshore entity, but based on the equity, assets, profits or other similar interests of a domestic company which mainly operates its business in the PRC. If the issuer meets the following conditions, the offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) the total assets, net assets, revenues or profits of the domestic operating entity or entities of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; (ii) most of the senior managers in charge of business operation and management of the issuer are Chinese citizens or domicile in China, and its main places of business are located in China or main business activities are conducted in China. Domestic companies that seek to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC, and, among others, shall strictly comply with laws and regulations and relevant provisions concerning national security in areas of foreign investment, cybersecurity, and data security, and earnestly fulfill their obligations to protect national security. The Draft Administrative Provisions provide that an overseas offering and listing is prohibited under any of the following circumstances: (i) if the proposed securities offering and listing falls under specific provisions in national laws and regulations and relevant provisions prohibiting such financing activities; (ii) if the proposed securities offering and listing in overseas market may constitute a threat to or endanger national security after review and determination made by competent authorities under the State Council in accordance with law; (iii) if there are material ownership disputes over, but not limited to, equity, major assets, and core technology; (iv) if, in recent three years, the domestic company, its controlling shareholders, or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses that are disruptive to the order of the socialist market economy; or are currently under judicial investigations for suspicion of criminal offenses or under investigations for suspicion of major violations; (v) if, in recent three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigations for suspicion of criminal offenses or under investigations for suspicion of major violations; or (vi) other circumstances as prescribed by the State Council. These draft measures propose to establish a new filing-based regime to regulate overseas offerings and listings by domestic companies. Specifically, an overseas offering and listing by a PRC company, whether directly or indirectly, an initial or follow-on offering, must be filed with the CSRC. As of the date of this Report, the Draft Administrative Provisions and the Draft Filing Measures have not been formally adopted, and substantial uncertainties still exist with respect to the enactment timetable, final content, interpretation and implementation of these measures and how they will affect our business operation.

Employees

As of the date of this Report, we had a total of 151 full-time employees including four executive officers, 101 employees in our Automobile Transaction and Related Services segment and 46 employees in our Online Ride-hailing Platform Services segment. Meanwhile, there were 129 full-time employees in our equity investee company, Jinkailong.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services segment:

Function	Number of Employees
Management	2
Legal & Risk Management	13
Operations	13
Marketing	25
Drivers & Automobile Management and Services	15
Technology	9
Human Resources & Administration	13
Finance and Accounting	10
Internal Control and Audit	1
Total	101

The following table sets forth the breakdown of our employees by function in our Online Ride-hailing Platform Services segment:

Function	Number of Employees
Management	2
Operations	18
Drivers & Risk Management and Services	11
Technology	4
Human Resources & Administration	6
Finance and Accounting	5
Total	46

All of our employees are based in the cities of Chengdu, Changsha and Guangzhou, where our main operations are located.

We believe we offer our employees competitive compensation packages and work environment that encourages initiative and is based on merit, and as a result, we have generally been able to attract and retain qualified personnel and maintain a stable core management team. We plan to hire additional employees as we expand our business.

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

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 19 software copyrights and 52 trademarks. We have one trademark application pending at the PRC Trademark Office. We have also registered numerous domain names, including www.51ruixi.com, www.91xixing.com/, 91xixingcd.com, www.coreneltech.com, www.senmiaotech.com and senmiaotechir.com. The information on our websites is not part of, or incorporated in, this Report.

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

In addition, third parties may initiate litigations against us alleging infringement of their proprietary rights or respond to our litigations declaring their non-infringement of our intellectual property rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

See “Risk Factors — Risks Related to Our Business — We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.” and “— We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.”

Insurance

The Auto Business Entities have obtained accident insurance and commercial liability insurance, which are mandatory, on all the automobiles they purchased for sales, leasing or financing and pass on the costs of such insurance to their customers in the sale/leasing/financing transaction. We provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. We do no maintain any property insurance policies, business interruption insurance or general third-party liability insurance, nor do we maintain product liability insurance or key-man insurance. We consider our insurance coverage to be sufficient for our business operations in China.

Item 1A.	Risk Factors

An investment in our company is subject to a high degree of risk. The risk factors described below and similar risk factors we may face are important to understanding other statements in this Report and should be reviewed carefully. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report.

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

Risk Factors Summary

Risks Related to Our Business and Industry

●	We recently launched our own online ride-hailing platform, which makes it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.
●	Relationship between us, our affiliates and Gaode Maps, Meituan and other cooperated partners such as Xiehua and Anma is crucial to our ability to grow our business, results of operations and financial condition.
●	If we are unable to repossess the car collateral for delinquent financing payments of the automobile purchasers referred by us or do so in a cost-effective manner or if our ability to collect delinquent financing payments is impaired, our business and results of operations would be materially and adversely affected. We may also be subject to risks relating to third-party debt collection service providers whom we engage for the recovery and collection of loans.
●	We are exposed to credit risk in our auto financing and prior auto financing facilitation businesses.
●	We are required to obtain licenses and permits related to financing and lending in China for our business operations.
●	Our failure to lease cars that we purchased from dealers or leased from other automobile rental companies with a satisfied utilization may have a material and adverse effect on our business, financial condition and results of operations.
●	If data provided by automobile lessees and other third-party sources or collected by us are inaccurate, customer trust in us could decline.
●	We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.
●	If our safety system fails to ensure user safety while using our online ride-hailing platform, our business, results of operations and financial condition could be materially and adversely affected.
●	If we fail to cost-effectively attract and retain online ride-hailing drivers, or to increase utilization of our platform by existing users, our business, results of operations and financial condition could be materially and adversely affected.
●	Any significant disruption in our IT systems could materially and adversely affect our business.
●	If we fail to obtain and maintain the requisite licenses and approvals required for our online ride-hailing business, our business may be materially and adversely affected.
●	We rely primarily on a third-party insurance policy to insure our auto-related risks.
●	We rely on third-party payment processors to process payments made by our business partners.

●	Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.
●	We have identified material weaknesses in our internal control over financial reporting.
●	Our auditor is headquartered in the United States, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.
●	We face risks related to natural disasters, health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations.

Risks Related to Doing Business in China

●	Our current corporate structure and business operations may be affected by the Foreign Investment Law.
●	Our previous contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.
●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.
●	Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.
●	We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.
●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.
●	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.
●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.
●	Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.
●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of from our public offerings to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
●	We rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

●	Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.
●	Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.
●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

Risks Related to Our Securities

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	The market price for our common stock may be volatile.
●	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future.
●	We have a significant number of outstanding warrants.
●	We are an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

Other General Risk Factors

●	We may need additional capital, and financing may not be available on terms acceptable to us.
●	Any harm to our brands or reputation may materially and adversely affect our business.
●	A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.
●	From time to time, we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
●	Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

Risks Related to Our Business and Industry

We only recently launched our own online ride-hailing platform, which makes it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.

We only launched our online ride-hailing platform since late October 2020. This lack of operating history may make it difficult for investors to evaluate our prospects for success for this business. We may not have sufficient experience to address the risks to which our operation in new or rapidly evolving markets may be exposed. There can be no assurances that we will be able to do so.

As a “startup” business, our online ride-hailing platform may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. Before the year ended March 31, 2022, we used to pay a large number of driver incentives to acquire and maintain the large customer base. However, we shifted the expansion strategy of our online ride-hailing platform to launch our platform in more cities, rather than maintaining the customer base when the industry condition changed, especially the cyber security investigation on Didi performed by PRC authorities in July 2021. There is no assurance that we will be successful with this business and the likelihood of success of our online ride-hailing platform must be considered in light of our relatively early stage of operations. Any growth in this business will put significant demands on our processes, systems and personnel. If we are unable to successfully manage and support our growth and the challenges and difficulties associated with managing our ride-hailing platform as a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our securities could decline.

We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our initial target market of Chengdu, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. We face intense competition in the Automobile Transaction and Financing Services, as well as the Online Ride-hailing Platform Services. We face significant competition from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with online ride-hailing drivers, automobile dealers, automobile leasing companies and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which allow them to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. As a consequence, our services may be less attractive to consumers and cause us to lose market share.

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

The relationship between us, our affiliates and Gaode Maps and Meituan, the leading platforms in China, and other cooperated partners such as Xiehua and Anma is crucial to our ability to grow our business, results of operations and financial condition.

The strategic relationship between us, our affiliates and Gaode Maps and Meituan, the leading aggregation platforms, and other local online ride-hailing platforms is crucial to our business as most of customers we provide services to are online ride-hailing drivers. Those drivers earn income on our platform from the trip orders distributed from Gaode Maps, or directly from other platforms. If our collaboration with these platforms was terminated, we may not be able to maintain our existing customers or attract new customers who are and will be online ride-hailing drivers, which could materially and adversely affect our business and impede our ability to continue our operations. Our annual cooperative arrangements with Didi on Automobile Transaction and Related Services are non-exclusive basis, and Didi may have cooperative arrangements with our competitors.

We also cooperate with automobile dealers like BYD Auto Sales Co., Ltd. (“BYD”), automobile leasing companies, financial institutions and others to attract online ride-hailing drivers to run their business through our platform and provide automobile transaction and financing services. Our ability to acquire customers depends on our own marketing efforts through online advertising and billboard advertising, as well as the network of different third party sales teams. We intend to strengthen relationships with existing financing partners and develop new relationships for our automobile transaction and financing business. If we are not able to attract or retain cooperative automobile dealers, automobile leasing companies with favorable term as new business partners on acceptable terms, our business growth will be hindered and our results of operations and financial condition will suffer.

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

Our affiliate or equity investee company did not have written agreements in place with certain financing partners and adverse change in our relationship with such financing partners may materially and adversely impact our business and results of operations.

Hunan Ruixi and Jinkailong relied on a limited number of financing partners to fund automobile transactions for automobile purchasers. However, we did not have written agreements in place with these financing partners obligating them to provide financing. Because such financing partners are not contractually bound by any specific commitment to provide financing, they may determine not to collaborate with Hunan Ruixi and Jinkailong or limit the funding that was available for financing transactions we facilitated, which will materially and adversely affect our business, financial condition and results of operations.

We used to advance payments for over 90% of the automobile purchases for our customers and we can provide no assurances that our current financial resources will be adequate to support this operation.

We and our equity investee company, former VIE, Jinkailong, prepaid all the purchase price and expenses on behalf of the automobile purchasers in prior years when we provided purchase services and collect all the advance payment and relevant services fees from the proceeds disbursed by the financial institutions upon the closing of the financing and/or when the monthly installment payment made by automobile purchasers during the lease term. As of March 31, 2022, we still had accounts receivable of $0.3 million and advanced payments of approximately $0.2 million for the automobile purchases to be collected in the future. Jinkailong had accounts receivable and advanced payments totaling approximately $0.6 million. We funded those advance payments by proceeds of our initial public offering, the June 2019 Offering, August 2020 Offering, February 2021 Offering, May 2021 Offering, loans from financial institutions and capital contributions from shareholders.

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

As described in the section titled “Business” above, as of March 31, 2022, approximately 1,327 ride-hailing drivers in Chengdu and Changsha exited the online ride-hailing business and tendered their purchased automobile to us for sublease or sales in order to offset monthly payment owed to us and the financial institutions. Their Financing Agreements with the financial institutions are still valid and in effect. Pursuant to the Financing Agreements, the right of the automobile collateral to the financial institution belongs to the financial institution and without their consent, we may not dispose of, use, or take possession of those automobiles. To prevent the default in payments to the financial institutions and us, the drivers authorized us orally or in writing to sublease or sell the automobiles to other parties, and use the cash generated from the sublease or sales to cover the monthly installment payments to the financial institution and the monthly installment service fees as well as the automobile registration related fees that we previously advanced during the remaining original lease terms to us. As prior consent from the financial institutions have not been obtained, the financial institutions may require us to stop sublease and return the automobiles immediately. We may also be required to pay penalties to the financial institutions. Although we have not received any demand from any financial institution to stop the sublease practice, there is no assurance that future demand to stop such practice may not come along; if so, we may experience economic loss and reputation damage as a result.

If we are unable to repossess the car collateral for delinquent financing payments of the automobile purchasers referred by us or do so in a cost-effective manner or if our ability to collect delinquent financing payments is impaired, our business and results of operations would be materially and adversely affected. We may also be subject to risks relating to third-party debt collection service providers whom we engage for the recovery and collection of loans.

Under most of the Financing Agreements between the automobile purchasers and third-party financing partners, we guarantee the lease/loan payments including principal and the accrued and unpaid interest for the automobile purchase funded by these financing partners. Therefore, failure to collect lease/loan payments or to repossess the collateral may have a material adverse effect on our business operations and financial positions. Although the lease/loan payments are secured by the cars, we may not be able to repossess the car collateral when our customers default. Our measures to track the cars include installing GPS trackers on cars. We cannot assure you that we will be able to successfully locate and recover the car collateral. We have in the past failed to repossess one car as the GPS trackers failed to function properly or had been disabled, and we cannot assure you that this incident will not happen again the future. We also cannot assure you that there will not be regulatory changes that prohibit the installation of GPS trackers, or the realized value of the repossessed cars will be sufficient to cover our customers’ payment obligations. If we cannot repossess some of these cars or the residual values of the repossessed cars are lower than we expected and not sufficient to cover the automobile purchaser’ payment obligation, our business, results of operations and financial condition may be materially and adversely affected.

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

We are exposed to credit risk in our auto financing and prior auto financing facilitation businesses. Our current risk management system may not be able to accurately assess and mitigate all risks to which we are exposed, including credit risk.

We are exposed to credit risk as we provide automobile financing facilitation to automobile purchasers and are required to provide guarantees to most of our financing partners on the financing for automobile purchases facilitated by us. As of March 31, 2022, the maximum contingent liabilities we and our equity investee company, Jinkailong would be exposed to was approximately $0.8 million and $6.3 million, respectively, assuming all the automobile purchasers were in default. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $570,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance. For the year ended March 31, 2022, we recognized estimated provisions loss of approximately $8,000 for the guarantee services as a result of default by the automobile purchasers. Customers may default on their lease/loan payments for a number of reasons including those outside of their or our control. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

We are required to obtain licenses and permits related to financing and lending in China for our business operations, and we may not be able to obtain or maintain such licenses or permits.

We may be deemed to operate financing guarantee business by the PRC regulatory authorities. Under certain arrangements in our services, we provide guarantees to our customers who apply for financing with certain of our financing partners. In August 2017, the PRC State Council promulgated the Regulations on the Administration of Financing Guarantee Companies (the “Financing Guarantee Rules”), which became effective on October 1, 2017. Pursuant to the Financing Guarantee Rules, “financing guarantee” refers to the activities in which guarantors provide guarantee to the guaranteed parties as to loans, bonds or other types of debt financing, and “financing guarantee companies” refer to companies legally established and operating financing guarantee business. According to the Financing Guarantee Rules, the establishment of financing guarantee companies are subject to the approval by the relevant governmental authority, and unless otherwise stipulated, no entity may operate financing guarantee business without such approval.

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

In addition, based on our business model, we prepaid the purchase price of automobiles and all service related expenses and collect the advance payment (without any interest) through monthly installment payments from the automobile purchaser.

Pursuant to Provisions on Several Questions Concerning the Application of Law in the Trial of Private Lending Cases released by the Supreme People’s Court in June 2015, private lending refers to the act of financing between natural persons, legal persons and other organizations and among them. According to the Approval on How to Confirm the Effectiveness of Lending Behavior between Citizens and Enterprises issued by the PRC Supreme People’s Court in 1999, the private lending refers to the lending between citizens and non-financial enterprises (hereinafter referred to as enterprises). As long as all parties’ declaration of intention is true, it can be recognized as valid (the “Private Lending Rules”).

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

Our failure to lease cars that we purchased from dealers or leased from other automobile rental companies with a satisfied utilization may have a material and adverse effect on our business, financial condition and results of operations.

In January 2019, we started to purchase automobiles from automotive dealers for sales. As we shifted our business focus to automobile rental since March 2020, we purchase and lease automobiles mainly for operating lease during the year ended March 31, 2022. We primarily purchase or lease automobile models that are reliable, affordable and based on the local regulation requirement of the automobiles used for online ride-hailing, feedback from and market analysis as to perception and demand for such models, and that will appeal to lessees in lower-tier cities. We adopt a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for various rental solutions. During the year ended March 31, 2022, our average utilization of the automobiles for operating lease, including the ones operated by Jinkailong, was approximately 56.3%. However, we have limited experience in the operating lease of automobiles, and there is no assurance that we will be able to do so effectively and the utilization of automobiles held for operating lease is satisfied to generate sufficient profit and cash. Demand for the automobiles that we purchase or lease can change significantly between the time the automobiles are purchased and the date of sale or lease. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, market conditions for the online ride-hailing, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

If data provided by automobile lessees and other third-party sources or collected by us are inaccurate, incomplete or fraudulent, the accuracy of our credit assessment could be compromised, customer trust in us could decline, and our business, financial position and results of operations would be harmed.

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

For the purpose of credit assessment, we obtain credit information from prospective customers, including online ride-hailing drivers, automobile lessees, and with their authorization, obtain credit data from external parties to assess applicants’ creditworthiness. We may not be able to source credit data from such external parties at a reasonable cost or at all. Such credit data may have limitations in measuring prospective automobile purchasers’ creditworthiness. If there is an adverse change in the economic condition, credit data provided by external parties may no longer be a reliable reference to assess an applicant’s creditworthiness, which may compromise our risk management capabilities. As a result, our assessment of an automobile purchaser’s credit profile may not reflect that particular car buyer’s actual creditworthiness because assessment may be based on outdated, incomplete or inaccurate information.

To the extent that our customers provide inaccurate or fraudulent information to us, or the data provided by third-party sources is outdated, inaccurate or incomplete, our credit evaluation may not accurately reflect the associated credit risks of automobile purchasers. Among other things, we rely on data from external sources, such as the personal credit report from PBOC. These checks may fail and fraud may occur as we may fail to discover or reveal fake documents or identities used by fraudulent automobile purchasers. Additionally, once we have obtained an automobile purchaser’s information, the automobile purchaser may subsequently (i) become delinquent in the payment of an outstanding obligation; (ii) default on a pre-existing debt obligation; (iii) take on additional debt; or (iv) experience other adverse financial events, making the information we previously obtained inaccurate. We also collect car collateral location data by installing GPS trackers for lease/loan payment monitoring purposes. The location data we collected may not be accurate. As a result, our ability to repossess the car collateral could be severely impaired. If we are unable to collect the lease/loan payments we facilitated or repossess the car collateral due to inaccurate or fraudulent information, our results of operations and profitability would be harmed.

We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.

Vehicles purchased through us may be defectively designed or manufactured. As a result, we may be exposed to product liability claims relating to personal injury or property damage. Third parties subject to such injury or damage may bring claims or legal proceedings against us because we facilitate the financing/purchase of the product. Although we would have legal recourse against the automobile manufacturers or dealers under PRC law, attempting to enforce our rights against the automobile manufacturers or dealers may be expensive, time-consuming and ultimately futile. We currently maintain valid third-party liability insurance and product liability insurance in relation to vehicles purchased through us, and also ensure that appropriate insurances have covered automobiles leased from rental companies. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

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

We are in the process of improving a safety system to build up trust among our users and ensure the safety level, including conducting background checks to screen our potential online ride-hailing drivers and their vehicles to identify those that are not qualified to utilize our platform pursuant to applicable laws and regulations or our internal standards. We have also established a 24/7 emergency response mechanism to deal with emergency safety issues. Gaode Maps, Meituan and other online ride-hailing platforms also have various safety measures through mobile apps, such as one-button emergency calls, to protect riders during the trips.

We cannot assure you, however, that our own safety system and the safety measures of our cooperated platforms will always meet our expectations or the requirements under applicable laws and regulations, and that we will always be able to filter out unqualified online ride-hailing drivers or timely respond to and deal with emergency matters. We may also fail to effectively control the behaviors of these drivers, or cause them to fully comply with our platform policies and standards. Any negative publicity resulting from any failures, mistakes or omissions of our safety system, including any safety incidents or data security breaches, could materially and adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. We also take measures to help increase safety, prevent privacy and security breaches, and protect against fraud which may make our platform less convenient or accessible for some drivers and discourage or diminish their use of our platform. Any reduction in the number or availability of drivers would likely lead to a reduction in platform usage by consumers, which in turn would make our platform less attractive to drivers. Any decline in the number of drivers or consumers using our platform would reduce the value of our network and would harm our future results of operations. If our safety system fails to ensure user safety while using our platform, our business, results of operations and financial condition could be materially and adversely affected.

We may be considered as conducting payment services as a non-financial institution without a Payment Business Permit.

Gaode Maps, Meituan and other online ride-hailing platforms settle payments to our accounts in Alipay or Qiandaibao once a week or a month. In general, after deducting service fees of these platforms, the remaining amounts, including the earnings of the drivers and our service fees, are transferred to XXTX’s accounts in Alipay, Qiandaibao or other banks. Then we settle the payments with the online ride-hailing drivers we served.

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

The relevant PRC rules and regulations lack clear guidance as to what practice or process constitutes payment or settlement services without a Payment Business Permit. Therefore, there is a risk that our settlement practice may cause us to be deemed as engaging in payment and settlement services without a license. As of the date of this Report, to our knowledge, we were not required by the relevant regulatory authorities to obtain the Payment Business Permit for our past settlement practice, nor have we received any penalty in connection with any purported operations of payment and settlement services without a Payment Business Permit or otherwise in violation of the above-described rules and regulations. If we encounter issues in this regard, we will consider engaging a licensed commercial bank to escrow our bank account and manage the prepayments received from our enterprise users and refund balances attributable to our individual users. However, we cannot assure you that our cooperation with a commercial bank in this regard would completely address the payment-related risk or such cooperation would suffice for all of our present or future businesses. In addition, the settlement services provided by licensed third-parties and financial institutions are subject to various rules and regulations, which may be amended or reinterpreted to encompass additional requirements. In response to that, we may have to adjust our cooperation with such licensed commercial bank or any other financial institutions and may thus incur higher transaction and compliance costs. Any of the circumstances would have a material and adverse effect on our business, results of operations and financial condition.

If we fail to cost-effectively attract and retain online ride-hailing drivers, or to increase utilization of our platform by existing users, our business, results of operations and financial condition could be materially and adversely affected.

The growth of our online ride-hailing platform depends in part on our ability to cost-effectively attract and retain online ride-hailing drivers who satisfy our screening criteria and procedures, and to increase their utilization of our platform. To attract and retain qualified drivers, we have, among other things, offered incentives for drivers. We have experienced and expect to continue to experience ride-hailing drivers shortage in certain geographic markets in which we operate. To the extent that we experience ride-hailing drivers shortage in a given market, we may need to increase or may not be able to reduce the driver incentives that we offer without adversely affecting the liquidity network effect that we experience in that market, which would have adverse impact on our financial performance.

We believe that our sales and marketing initiatives is promoting awareness of our offerings, which in turn drives the growth of our driver pool and the utilization rate of our marketplace. However, we may fail to retain and attract qualified online ride-hailing drivers due to a number of reasons, such as our lack of brand recognition and reputation or our failure to provide subsidies that are comparable or superior to those of our competitors. Other factors beyond of our control, such as laws and regulations limiting in the markets in which we operate, increases in the price of gasoline, vehicles or insurance, and the vehicle quantity control of PRC government, may also reduce the number of private car owners and taxi drivers on our platform or their utilization of our online ride-hailing platform.

Our failure to continuously attract and retain drives and to increase utilization of our online ride-hailing platform in a cost-effective way would impair the network effect of our platform, which would in turn materially and adversely affect our business, results of operations and financial condition.

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

As of the date of this Report, we believe we have obtained all licenses and permits and made all necessary filings that are essential to the operation of our online ride-hailing platform, many of which are generally subject to regular PRC government review or renewal. However, we cannot assure you that we can successfully update or renew the licenses required for our business in a timely manner or that these licenses are sufficient to conduct all of our present or future business. If the relevant authorities determine that our platform has not obtained the requisite licenses or our operations are not in compliance with the relevant regulations, we may be required to suspend our operations, which may cause significant loss of our users and materially and adversely affect our business, results of operations and financial condition. If we fail to complete, obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various activities, including the imposition of fines and the discontinuation or restriction of our operations. Any such penalties may disrupt our business operations and materially and adversely affect our business, results of operations and financial condition.

Our customers’ failure to fully comply with PRC online ride-hailing-related laws may expose us to potential penalties and negatively affect our operations.

The online ride-hailing industry is highly regulated in China. According to the guidelines issued by the different local authorities in China, including our major operations, Chengdu, Changsha and Guangzhou, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required for a driver to operate the online ride-hailing business. Approximately

45% of our served online ride-hailing drivers have not obtained the online reservation taxi driver’s certificates as of March 31, 2022. During the year ended March 31, 2022, we have been fined by approximately $178,000 by Traffic Management Bureaus in Chengdu and Changsha for the non-compliance on taxi driver’s certificates, of which, approximately $16,000 was further compensated by drivers or cooperated third parties. We cannot assure you that we will not be subject to further fines, penalties or more severe administrative actions or proceedings in the future. If we or drivers or vehicles on our platform fail to obtain or maintain any required licenses, permits or approvals or make any necessary filings in a timely matter or at all, we may be subject to a variety of penalties, including fines or potentially being forced to suspend, terminate or significantly reduce our operations in the city or jurisdiction. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or receive substantial fines.

We are in the process of assisting the drivers to obtain the required certificates and licenses. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificates and licenses. Our ability and method to provide the automobile transaction related services might be affected or restricted if our affiliated drivers or automobiles do not possess the requisite licenses. Further, there is no assurance that each of the drivers who use our platform or the cars used by such drivers in providing ride-hailing services possesses the requisite license or certificate. Our business and results of operations will be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines or if we are found to be in serious violation of the Interim Measures due to the drivers’ failure to obtain requite licenses and/or automobile certificates in connection with providing services through our platform.

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

We may become subject to claims arising primarily from our online ride-hailing platform services for automobile-related incidents, including bodily injury, property damage and uninsured and underinsured liability. If we are held liable to these automobile-related claims under court orders and the amounts exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles or otherwise paid by our insurance provider. Insurance providers may continue to raise premiums and deductibles in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles when our policies are renewed or replaced. Our business, results of operations and financial condition could be adversely affected if cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided, or the number of claims under our deductibles differs from historic averages.

Our business would be adversely affected if drivers were classified as employees, workers or quasi-employees.

The classification of drivers is currently being challenged in courts, by legislators and by government agencies in a number of jurisdictions. We may become involved in legal proceedings, including lawsuits, demands for arbitration, charges and claims before administrative agencies, and investigations or audits by labor, social security, and tax authorities that claim that drivers should be treated as our employees (or as workers or quasi-employees where those statuses exist), rather than as independent contractors. We generally treat drivers as independent contractors. However, we may not be successful in defending the classification of drivers in some or all jurisdictions where it is challenged. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the classification of drivers have been and may continue to be material to our business. In addition, even if we prevail under current law, the process can be time-consuming and cost-inefficient. The law may also be changed in the future in ways that are unfavorable to us. Reclassification of drivers as employees, workers or quasi-employees where those statuses exist could require us to fundamentally change our business model, with repercussions that are difficult to anticipate. Among other things, reclassification could subject us to vicarious liability for any misconduct of drivers, require us to pay them wages, make social insurance contributions or provide other benefits, or reduce our attractiveness to drivers given the loss of flexibility under an employee model.

In December 2021, media reported that China plans to amend laws to allow ride-hailing drivers and food delivery workers to form unions. unions of ride-hailing drivers and food delivery worker in China may complicate our relationship with them and our supply of drivers may be affected adversely.

Reclassification could also impact our current financial statement presentation, including the calculation of our revenues, cost of revenues and expenses, as further described in our significant and critical accounting policies in Note 3 to our consolidated financial statements.

We rely on third-party payment processors to process payments made by our business partners and payments made to private car owners and taxi drivers on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, results of operations and financial condition could be adversely affected.

We rely on third-party payment processors, such as Alipay and Qiandaibao, and rarely, commercial banks, to process payments made by our business partners and payments made to online ride-hailing drivers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternative payment processor, and may not be able to secure similar terms or replace such payment processor in an agreeable timeframe. Further, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, encounter disruption or compromise, or experience outages. Our third-party payment processors may also be penalized or suspended if they fail to protect personal information in compliance with relevant laws and regulations. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to private car owners and taxi drivers on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain users.

We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our business partners, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our services less convenient and attractive to our users. If any of these events occurs, our business, results of operations and financial condition could be adversely affected.

We depend on the ability of our online ride-hailing platform to operate across third-party applications and platforms that we do not control.

In connection with our online ride-hailing business, we have integrations with Gaode Maps, Meituan, Alipay, Qiandaibao and other third-party service providers. As our online ride-hailing services expand and evolve, we may have an increasing number of integrations with third-party applications, products and services. Third party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following such changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to and the terms on which we operate and distribute our platform. As our online ride-hailing services continue to evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or gives preferential treatment to competitive products or services or is otherwise disadvantageous to us, our business, results of operations and financial condition could be materially and adversely affected.

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

Government policies on automobile purchases and ownership may have a material effect on our business due to their influence on consumer behaviors. Since 2009, the PRC government has changed the purchase tax on automobiles with 1.6 liter or smaller engines several times. In addition, in August 2014, several PRC governmental authorities jointly announced that from September 2014 to December 2017, purchases of new energy vehicles (“NEV”) designated on certain catalogs will be exempted from the purchase taxes. In April 2015, several PRC governmental authorities also jointly announced that from 2016 to 2020, NEV purchasers designated on certain catalogs will enjoy subsidies. In December 2016, relevant PRC governmental authorities further adjusted the subsidy policy for NEVs. On March 26, 2019, the PRC governmental authorities updated government subsidy policy for NEVs which raises the threshold for the subsidy and reduces the amount of subsidies. On April 23, 2020, relevant PRC governmental authorities issue a notice, amongst others, that the subsidy policy for NEVs will be extended to the end of 2022, while the amount of subsidies will be reduced year by year. According to a notice effective from January 1, 2021, the subsidies will be declined by 20% on 2020’s basis. On March 24, 2021, Chengdu Ecological Environment Bureau issued the Action Plan for Prevention and Control of Air Pollution in Chengdu in 2021, pursuant to which, all the new cars (including the replaced ones) used for online ride-hailing should be NEVs or hydrogen fuel cell vehicles. Pursuant to the Action Plan for Prevention and Control of Air Pollution in Chengdu in 2022 issued on March 23, 2022, the whole city shall strive to ensure bus and cars used for online ride-hailing be NEVs. On August 21, 2018, General Office of Changsha Municipal People’s Government issued the Provisional Detailed Rules of the Implementation Rules for the Administration of Online Booking Taxi Management Services for Changsha, pursuant to which, the company who operates online ride-hailing platform shall give priority to the use of NEVs, and the number of NEVs put into operation shall not be less than 30%. On April 7, 2021, General Office of Changsha Municipal People’s Government issued the Three-year Action Plan of Blue Sky Defense for Changsha, pursuant to which, at least 50% of the new cars used for online ride-hailing should be NEVs or hydrogen fuel cell vehicles at the end of calendar year 2023.

We have been developing strategic collaboration with BYD, a leading NEV manufacturer in China, and other automobile rental companies who are able to lease us qualified NEVs. As we witness the emergence of NEVs in the automotive industry, as well as the online ride-hailing industry, as the next-generation trend, we have consistently focused on strengthening our cooperation with leading NEV manufacturers to obtain sufficient NEVs with favorable terms for our businesses. However, we cannot ensure we are able to retain long-term stable cooperative relationships with these NEVs companies. Our business growth will be hindered and our results of operations and financial condition will suffer if we could not obtain considerable resources for our business expansions.

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

The online ride-hailing service market in China is still in a relatively early stage of growth with intense competition in metropolitan cities and if such market does not continue to grow or grow less than we expect, our business, financial condition and results of operations could be adversely affected.

According to the Chinese Academy of Industry Economy Research Institute, the online ride-hailing service market in China has grown rapidly since 2015. However, it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. Our success will depend to a substantial extent on the willingness of people to more widely adopt ride-hailing. If the public does not perceive ridesharing as beneficial, or chooses not to adopt it as a result of concerns regarding safety, affordability or other reasons, then the ride-hailing service market may not further develop, or may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

Our business is subject to numerous legal and regulatory risks that could have an adverse impact on our business and future prospects.

As of March 31, 2022, our business are available in 21 cities in China. As the online ride-hailing industry is still at a relatively early stage of development, new laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our business activities. For example, we generally treat drivers as independent contractors, but that determination may be challenged. See “Risks—Our business would be adversely affected if drivers were classified as employees, workers or quasi-employees”. A large number of proposals are before various regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As we expand into new cities or as we add new products and services to our platform, we may become subject to additional laws and regulations that we are not subject to now. Existing or new laws and regulations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth and usage of our platform, which could adversely affect our business and results of operations.

Our business is subject to risks related to China’s automobile leasing and financing industry, including industry-wide and macroeconomic risks.

We operate in China’s automobile leasing and financing industry. We cannot assure you that this market will continue to grow rapidly in the future. Further, the growth of China’s automobile leasing and financing industry could be affected by many factors, including:

●	general economic conditions in China and around the world;
●	the impact by public health epidemics, including epidemic prevention policies against Covid-19, especially zero-COVID policy in China on the industries we operate in and our business, results of operations and financial condition
●	the growth of disposable household income and the availability and cost of credit available to finance car purchases and lease;
●	the growth of China’s automobile industry;
●	taxes and other incentives or disincentives related to NEV purchases and ownership;
●	environmental concerns and measures taken to address these concerns;
●	the cost of energy, including gasoline prices, and the cost of car license plates in various cities with license plate lottery or auction systems in China;
●	the improvement of the highway system and availability of parking facilities;
●	other government policies relating to automobile leasing and financing in China;
●	fluctuations in the sales and price of new and used cars;
●	consumer acceptance of financing car purchases;
●	changes in demographics and preferences of car purchasers;
●	ride sharing, transportation networks, and other fundamental changes in transportation pattern; and
●	other industry-wide issues, including supply and demand for cars and supply chain challenges.

Any adverse change to these factors could reduce demand for used cars and hence demand for our services, and our results of operations and financial condition could be materially and adversely affected.

We have incurred net losses and may continue to incur net losses in the future.

We had net losses from our continuing operations of $5,606,145 and $7,475,425 in the years ended March 31, 2022 and 2021, respectively. We had net loss from our discontinued operations of $2,747,209 and $5,187,214 for the years ended March 31, 2022 and 2021, respectively. We may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract more customers and further enhance and develop our businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks in China.

Almost all access to the internet in China is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the MIIT. We primarily rely on a limited number of telecommunication service providers to provide us with data communications capacity through local telecommunications lines and internet data centers to host our servers. We have limited access to alternative networks or services in the event of disruptions, failures or other problems with China’s internet infrastructure or the fixed telecommunications networks provided by telecommunication service providers. With the expansion of our business, we may be required to upgrade our technology and infrastructure to keep up with the requirements of our operations. We cannot assure you that the internet infrastructure and the fixed telecommunications networks in China will be able to support the demands associated with the continued growth in internet usage.

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

In connection with the audit of our consolidated financial statements for the year ended March 31, 2022, we have identified “material weaknesses” and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) be lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; (iii) be lacking adequate policies and procedures in our data management, storage, backup and recovery, including IT or Cybersecurity risk and vulnerability assessment, annual disaster recovery drills were not established and performed, system firewall configurations were not properly set up; (iv) did not establish and perform appropriate regular monitoring and testing on the security for the financial system, including lack of formal management of system change, user access and periodic review; and (iv) had deficiencies in our IT general controls, including lacking of IT policies and procedures, system monitoring, access and other managements, etc.

We have implemented, and will continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses.. As of March 31, 2022, we hired an internal audit staff to start our internal audit work. We plan to (i) continuously hire additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; (ii) ameliorate our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; (iii) improve our system security environment and conducting regular data and access management in all aspects of our financial system and penetration testing to ensure the network and information security; and (iv) improving our IT environment and daily management.

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

Our auditor is headquartered in the United States, and is subject to inspection by the PCAOB on a regular basis. To the extent that our independent registered public accounting firm’s audit documentation related to their audit reports for our company become located in China, the PCAOB may not be able inspect such audit documentation and, as such, you may be deprived of the benefits of such inspection and our common stock could be delisted from the stock exchange pursuant to the Holding Foreign Companies Accountable Act.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

Our independent registered public accounting firm issued an audit opinion on the financial statements incorporated by reference in this prospectus filed with the SEC and will issue audit reports related to us in the future. As auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, our auditor is required by the laws of the United States to undergo regular inspections by the PCAOB. However, to the extent that our auditor’s work papers become located in China, such work papers will not be subject to inspection by the PCAOB because the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities. Inspections of certain other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our common stock could be prohibited under the HFCAA, and as a result our common stock could be delisted from Nasdaq.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA, which became effective on May 5, 2021. We will be required to comply with these rules if the SEC identifies our auditors as having a “non-inspection” year under a process to be subsequently established by the SEC.

On May 13, 2021, the PCAOB proposed a new rule for implementing the HFCAA. Among other things, the proposed rule provides a framework for the PCAOB to use when determining, under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The proposed rule would also establish the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the board of the PCAOB can modify or vacate its determinations. The proposed rule was adopted by the PCAOB on September 22, 2021 and approved by the SEC on November 5, 2021.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above. The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to the PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to the PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

On December 2, 2021, the SEC issued amendments to finalize the interim final rules previously adopted in March 2021, and established procedures to identify issuers and prohibit the trading of the securities of certain registrants as required by the HFCAA.

While the HFCAA is not currently applicable to the Company because the Company’s current auditors are subject to PCAOB review, if this changes in the future for any reason, the Company may be subject to the HFCAA. The implications of this regulation if the Company were to become subject to it are uncertain. Such uncertainty could cause the market price of our common stock to be materially and adversely affected, and our securities could be delisted or prohibited from being traded on Nasdaq earlier than would be required by the HFCAA. If our common stock is unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase the common stock when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of the common stock.

We face risks related to natural disasters, health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations.

An outbreak of respiratory illness caused by COVID-19 emerged in China in late 2019 and has expanded within the rest of China and globally. On March 11, 2020, the WHO declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January 2020. The COVID-19 pandemic has materially and adversely affected the global economy, our markets in China and our business. Although gradually recovering from the pandemic, China is still facing with multiple resurgences from time to time. China keeps its lockdown policy and travel restrictions to halt resurgences. Upon such occurrence, our operation for online ride-hailing services in that city may be materially and adversely impacted. Our business could also be adversely affected by the effects of other epidemics. Our business operations could be disrupted if any of our employees is infected, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

At the same time, we are also vulnerable to other natural disasters and calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services.

Risks Related to Doing Business in China

1.	Corporate Structure

Our current corporate structure and business operations may be affected by the Foreign Investment Law. If the PRC government deems that our business falls within certain relevant industries that are subject to restriction or limitation, or if these regulations or the interpretation of existing regulations change in the future, we may have to adjust our corporate structure, switch our business focus, or even be forced to relinquish our interests in those operations.

The PRC Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “Negative List”. Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce) and any such foreign investor must have experience in providing value-added telecommunications services overseas and maintain a good track record in accordance with the Provisions on the Administration of Foreign-invested Telecommunication Enterprises, the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2018 Version), the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2019 Version), the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2020 Version) and the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2021 Version) (which came into force and replaced the 2020 Version on January 1, 2022). The PRC Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If any business of the Company is “restricted” or “prohibited” from foreign investment under the “Negative List” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, and we may be required to unwind or restructure our business operations, any of which may have a material adverse effect on our business operation.

Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to our business operation, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

Our Previous Contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years after the taxable year when the transactions are conducted. The EIT Law requires every enterprise in China to submit its annual enterprise income tax return together with a report on transactions with its related parties to the relevant tax authorities. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles. We may face material and adverse tax consequences if the PRC tax authorities determine that our previous contractual arrangements among Senmiao Consulting, Sichuan Senmiao, and Sichuan Senmiao Shareholders were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and adjust Sichuan Senmiao’s income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by Sichuan Senmiao for PRC tax purposes, which could in turn increase its tax liabilities without reducing Senmiao Consulting’s tax expenses. In addition, if the equity interest transfer between Senmiao Consulting and certain shareholders of Sichuan Senmiao Shareholders in March 2022 was viewed as a gift and subject Senmiao Consulting to PRC income tax, the PRC tax authorities may impose late payment fees and other penalties on Sichuan Senmiao for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if Sichuan Senmiao’s tax liabilities increase or if it is required to pay late payment fees and other penalties.

If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the EIT Law and its implementation rules, an enterprise established outside of the PRC with a “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control over and overall management of the business, productions, personnel, accounts and properties of an enterprise. In April 2009, the State Administration of Taxation issued a circular, known as Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners like us, the criteria set forth in the circular may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of all offshore enterprises. According to Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC.

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

2.	Other Risks

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

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations conducted through our PRC operating entities may be adversely affected by the current and future political environment in the PRC. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Accordingly, given the PRC government’s significant oversight and discretion over the conduct of our operating subsidiaries’ business, it may intervene or influence the operations of our PRC subsidiaries at any time and to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, which may cause us to make material changes to the operations of our PRC subsidiaries and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements. If the Chinese government were to impose new requirements for approval from the PRC authorities to our future offshore offerings, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued Opinions on Strictly Cracking Down on Illegal Securities Activities in Accordance with the Law, or the Opinions. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the supervision over overseas listings by China-based companies. On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission (the “CSRC”) stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. To the best knowledge of this Company, as of the date of this Report, current Chinese laws and regulations do not forbid us from issuing securities overseas. On December 24, 2021, the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Draft Measures”), which were opened for public comments until January 23, 2022. These draft measures propose to establish a new filing-based regime to regulate overseas offerings and listings by domestic companies. Specifically, an overseas offering and listing by a PRC company, whether directly or indirectly, an initial or follow-on offering, must be filed with the CSRC.

According to the Administration Provision and the Draft Measures, new initial public offerings and refinancing by existing overseas listed China-based companies will be required to complete the filing procedures with PRC regulatory authorities; other existing overseas listed companies will be allowed sufficient transition period to complete such filing procedure. We may be required to complete the filing procedure as an existing overseas listed China-based companies in the future. However, it is uncertain when the Administration Provision and the Draft Measures will take effect or if they will take effect as currently drafted. If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for listed companies like us, we may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines or penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our stocks. The CSRC, the CAC, or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to suspend the listing or trading of our stocks before completing required procedures. Any uncertainties or negative publicity regarding such approval could have a material adverse effect on the trading price of our stocks.

Given the current PRC regulatory environment, it is uncertain when and whether we, our PRC subsidiaries will be required to obtain permission from the PRC government for listing overseas in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listing. As of the date of this Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our listing from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s Data Security Law promulgated by the SCNPC in June 2021, took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government. As the Data Security Law has not yet come into effect, we may need to make adjustments to our data processing practices to comply with this law.

Additionally, China’s Cyber Security Law, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

During the year ended March 31, 2022, the CAC has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.”

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on the life sciences sector generally and the Company in particular. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting from the U.S. stock market.

Also, on August 20, 2021, the SCNPC passed the Personal Information Protection Law, started to be implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, and our belief that we are currently in compliance therewith, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market or the Stock Exchange of Hong Kong. While we believe that our current operations are in compliance with the laws and regulations of the Cyberspace Administration of China, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.

On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Cybersecurity Review Measures, which will take effect on February 15, 2022. The Cybersecurity Review Measures provide that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, net platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

On November 14,2021, the CAC promulgated the draft Regulations on the Administration of Cyber Data Security for public comment, pursuant to which data processors conducting certain activities must apply for cybersecurity review. The draft regulations also require that data processors processing important data or going public overseas shall conduct an annual data security self-assessment or entrust a data security service institution to do so, and submit the data security assessment report of the previous year to the local branch of the CAC before January 31 each year. Further, the draft regulations would require internet platform operators to establish platform rules, privacy policies and algorithm strategies related to data, and solicit public comments on their official websites and personal information protection related sections for no less than 30 working days when they formulate platform rules or privacy policies or makes any amendments that may have a significant impact on users’ rights and interests. In addition, platform rules and privacy policies formulated by operators of large internet platforms with more than 100 million daily active users, or amendments to such rules or policies by operators of large internet platforms with more than 100 million daily active users that may have significant impacts on users’ rights and interests shall be evaluated by a third-party organization designated by the CAC and reported to local branch of the CAC for approval. The CAC has solicited comments on this draft until December 13, 2021, but there is no definite timetable as to when the draft regulations will be enacted. As such, substantial uncertainties exist with respect to the enactment timetable, final content, interpretation and implementation of such regulations.

As of the date of this Report, we, our PRC subsidiaries and equity investee company, (i) are not required to obtain permissions from any PRC government authorities on the operation of our PRC subsidiaries and the issuance of our stocks to foreign investors, (ii) are not required to obtain permissions from the CSRC, CAC or any other government authorities on our PRC subsidiaries’ operations, and (iii) have not received or were denied such permissions by any PRC government authorities. When the Cybersecurity Review Measures become effective, and if the Security Administration Draft is enacted as proposed, we believe that the operations of our PRC subsidiaries and our listing will not be affected and that we will not be subject to cybersecurity review by the CAC, given that our PRC subsidiaries possess personal data of fewer than one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this Report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

As of the date of this Report, we have not received any notice from any authorities identifying our PRC subsidiaries as CIIOs. However, given the uncertainties surrounding the interpretation and implementation of the Cyber Security Law, Data Security Law and relevant regulations, we cannot rule out the possibility that we, or certain of our customers or suppliers may be deemed as a CIIO, or an operator processing “important data.” First, if we are deemed as a CIIO, our purchase of network products or services, if deemed to be affecting or may affect national security, will need to be subject to cybersecurity review, before we can enter into agreements with relevant customers or suppliers, and before the conclusion of such procedure, these customers will not be allowed to use our products or services, and we are not allowed to purchase products or services from our suppliers. There can be no assurance that we would be able to complete the applicable cybersecurity review procedures in a timely manner, or at all, if we are required to follow such procedures. Any failure or delay in the completion of the cybersecurity review procedures may prevent us from using certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if we are deemed a CIIO using network products or services without having completed the required cybersecurity review procedures. If the reviewing authority is of the view that the use of such network products or services by us, or by certain of our customers or suppliers, involves risk of disruption, is vulnerable to external attacks, or may negatively affect, compromise, or weaken the protection of national security, we may not be able to provide such products or services to relevant customers, or purchase products or services from relevant suppliers. This could have a material adverse effect on our results of operations and business prospects. Second, the notion of “important data” is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of important data, and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in China with judicial and law enforcement authorities outside of China. If judicial and law enforcement authorities outside China require us to provide data stored in China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impact on our operations in and outside of China.

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

We have financed and expect to continue to finance our PRC subsidiaries by means of capital contributions. These capital contributions must be approved by the MOFCOM or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. On July 4, 2014, the SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designate areas and such enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB fund converted from foreign exchange capital. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. On June 9, 2016, SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be provide as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of our public offerings to fund the establishment of new entities in China by our PRC subsidiaries, to invest in or acquire any other PRC companies through our PRC subsidiaries.

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

Substantially all of our revenues and expenditures are denominated in RMB, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power in RMB terms of our U.S. dollar assets and the proceeds from our public offerings. Our reporting currency is the U.S. dollar while the functional currency for our PRC subsidiaries is RMB. Gains and losses from the remeasurement of assets and liabilities that are receivable or payable in RMB are included in our consolidated statements of operations. The remeasurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of RMB relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. It is difficult to predict how long such depreciation of RMB against the U.S. dollar may last and when and how the relationship between the RMB and the U.S. dollar may change again.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of March 31, 2022 and 2021, we did not make adequate employee benefit contributions in the amount of $963,824 and $111,534, respectively, for our continuing operations. As of March 31, 2021, we did not make adequate employee benefit contributions in the amount of $897,091 for our discontinued operations. We accrued the amount in accrued payroll and welfare. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Rules on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”) and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOFCOM shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

If the chops of our PRC subsidiaries are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiaries are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under our 2018 Equity Incentive Plan will be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

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

In addition, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our stockholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such stockholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiaries, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiaries’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Risks Related to Our Securities

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On August 16, 2021, we received notices from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On February 15, 2022, we received a letter from Nasdaq informing that trading of the Company’s common stock will be suspended at the opening of business on February 24, 2022, unless the Company requests an appeal of Nasdaq’s determination. The Company has timely requested an appeal and on May 5, 2022, the Nasdaq Hearings Panel (the “Panel”) confirmed the Company has regained compliance with the minimum bid price through a reserve stock split effective on April 6, 2022. The Panel has also determined to impose a Panel Monitor for a period of one year from the date of the letter, or until May 5, 2023 to monitor the Company’s continued compliance with all Nasdaq continued listing requirements, pursuant to Nasdaq Listing Rule 5815(d)(4)(A). Should the Company fail to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirements for continued listing on Nasdaq, the staff will issue a Delist Determination Letter and promptly schedule a new hearing.

If our common stock were no longer listed on The Nasdaq Capital Market, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our common stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a limited amount of news and analyst coverage for us; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may take actions to maintain our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock or prevent future non-compliance with Nasdaq’s listing requirements.

The market price for our common stock may be volatile.

The trading prices of our common stock are likely volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, like the performance and fluctuation in the market prices or the underperformance or deteriorating financial results of internet or other companies based in China that have listed their securities in the United States in recent years. The securities of some of these companies have experienced significant volatility since their initial public offerings, including, in some cases, substantial decline in their trading prices. The trading performances of other Chinese companies’ securities after their offerings may affect the attitudes of investors toward Chinese companies listed in the United States, which consequently may impact the trading performance of our common stock, regardless of our actual operating performance. In addition, any negative news or perceptions about inadequate corporate governance practices or fraudulent accounting, corporate structure or other matters of other Chinese companies may also negatively affect the attitudes of investors towards Chinese companies in general, including us, regardless of whether we have conducted any inappropriate activities. In addition, securities markets may from time to time experience significant price and volume fluctuations that are not related to our operating performance, which may have a material adverse effect on the market price of our common stock.

In addition to the above factors, the price and trading volume of our common stock may be highly volatile due to multiple factors, including the following:

●	regulatory developments affecting us, our customers, or our industry;
●	announcements of studies and reports relating to our loan products and service offerings or those of our competitors;
●	changes in the economic performance or market valuations of other online finance marketplaces;
●	actual or anticipated fluctuations in our quarterly results of operations and changes or revisions of our expected results;
●	changes in financial estimates by securities research analysts;
●	conditions in the automobile finance and ride-hailing industries in China;

●	announcements by us or our competitors of new product and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;
●	additions to or departures of our senior management;
●	detrimental negative publicity about us, our management or our industry;
●	fluctuations of exchange rates between the RMB and the U.S. dollar;
●	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock; and
●	sales or perceived potential sales of additional shares of common stock.

We have a significant number of outstanding warrants, some of which contain full-ratchet anti-dilution protection and reset provisions, which may cause significant dilution to our stockholders, have a material adverse impact on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

Pursuant to the Purchase Agreements with investors in our offerings in June 2019 and May 2021, we issued to the investors a series of warrants. The issuance of shares of common stock upon the exercise of the warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock. In addition, the so-called full-ratchet anti-dilution protections and reset provisions, subject to limited exceptions, would reduce the exercise price of the warrants in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share.

As of the date of this Report, there were 6,091,296 (14,908,262 pre reverse split) shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.28 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

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

●	requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;
●	requiring that stockholders who wish to act by written consent request a record date from us for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;
●	establishing the board as the sole entity to fill vacancies of the board, which lengthens the time needed to elect a new majority of the board;
●	establishing a two-thirds majority vote of the stockholders to remove a director from the board, as opposed to a simple majority, which lengthens the time needed to elect a new majority of the board; and
●	establishing that any person who acquires equity in us shall be deemed to have notice and consented to the forum selection provision of our Bylaws requiring actions to be brought only in Nevada, which may inhibit or deter stockholders actions (i) on behalf of us; (ii) asserting claims of breach of fiduciary duty by officers or directors of us; or (iii) arising out of the Nevada Revised Statutes, and establishing more detailed disclosure in any stockholder’s advance notice to nominate a new member of the board, including specified information regarding such nominee, which may inhibit or deter such nomination and lengthen the time needed to elect a new majority of the board.

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

We have been financing our Automobile Transaction and Related Services and Online Ride-hailing Platform Services through proceeds from our IPO and follow-on public offerings, and borrowing from third parties and related parties. As we intend to continue to make investments to support the growth of this business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including developing new solutions and services, further enhance our risk management capabilities, increasing our sales and marketing expenditures to improve brand awareness and engage automobile purchasers through expanded online channels, enhancing our operating infrastructure and acquiring complementary businesses and technologies. To be in line with our strategy to cross sell our automobile leasing business with the online ride-hailing platform services business, we may need to make additional capital contribution for promotion activities as a result. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Repayment of the debts may divert a substantial portion of cash flow to repay principal and service interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and we may suffer default and foreclosure on our assets if our operating cash flow is insufficient to service debt obligations, which could in turn result in acceleration of obligations to repay the indebtedness and limit our sources of financing.

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

Our operating results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations, including the levels of our net revenues, expenses, net (loss)/income and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

●	our ability to attract new customers and maintain relationships with existing customers;
●	our ability to maintain existing relationship with existing business partners and establish new relationships with additional partners for our Automobile Transaction and Related Services and Online Ride-hailing Platform Services;
●	the revenue generated from automobile leasing and online ride-hailing platform services;
●	overdue ratios of automobile financing transactions we serve;
●	financial institutions’ willingness and ability to fund financing transactions through us on reasonable terms;

●	changes in our services and introduction of new products and services;
●	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;
●	our ability to manage transaction volume growth during the period;
●	the timing of expenses related to the development or acquisition of technologies or businesses;
●	network outages or security breaches;
●	general economic, industry and market conditions;
●	our emphasis on customer experience instead of near-term growth; and
●	the timing of expenses related to the development or acquisition of technologies or businesses.

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

Maintaining and enhancing the recognition and reputation of our brands is critical to our business and competitiveness. Factors that are vital to this objective include but are not limited to our ability to:

●	maintain and develop relationships with dealers, leasing companies, ride-hailing platforms and financial institutions;
●	provide prospective and existing customers with superior experiences;
●	enhance and improve our credit assessment and decision-making models;
●	effectively manage and resolve any user complaints of financial institutions or customers; and
●	effectively protect personal information and privacy of customers.

Any malicious or innocent negative allegation made by the media or other parties about the foregoing or other aspects of our company, including but not limited to our management, business, compliance with law, financial conditions or prospects, whether with merit or not, could severely hurt our reputation and harm our business and operating results. As the markets for China’s automobile financing and online ride-hailing are new and the regulatory framework for this market is also evolving, negative publicity about these markets may arise from time to time. Negative publicity about China’s automobile financing and ride-hailing industries in general may also have a negative impact on our reputation, regardless of whether we have engaged in any inappropriate activities.

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

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect automobile purchasers’ willingness to seek financing and financing partners’ ability and desire to provide financing. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges, including the escalation of the European sovereign debt crisis from 2011 and the slowdown of China’s economic growth since 2012 which may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect consumers’ demand for cars, car buyers’ willingness to seek credit and financial institutions’ ability and desire to fund financing transactions we facilitate. Economic conditions in China are sensitive to global economic conditions. As of the date of this Report, we are unable to assess the full impact of the outbreak on our business, results of operations and financial condition. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and the United States. If present Chinese and global economic uncertainties persist, our business partners may suspend their collaboration or reduce their business with us. Adverse economic conditions could also reduce the number of customers seeking to utilize our services. Should any of these situations occur, our transaction volume will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

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

Moreover, the platforms we cooperate with, which have their own apps, are facing an increasingly tense regulatory environment. With respect to the security of information collected and used by mobile apps, the Announcement of Conducting Special Supervision against the Illegal Collection and Use of Personal Information requires that these app operators shall collect and use personal information in compliance with the Cyber Security Law, shall be responsible for the security of personal information obtained from users and take effective measures to strengthen personal information protection. If they are investigated or fined by China’s Cyber Security Review Office, we may be required to cooperate with the government and there is uncertainty as to the potential impact on our business.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have 20 software copyrights, 52 trademarks and one trademark application pending at the PRC Trademark Office. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industries, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

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

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how or other intellectual property rights held by third parties. We may be from time to time in the future subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how or other intellectual property rights that are infringed by our products, services or other aspects of our business without our awareness. Holders of such intellectual property rights may seek to enforce such intellectual property rights against us in China, the United States or other jurisdictions. If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits.

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

Strategic investments or acquisitions will involve risks commonly encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;
●	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;
●	difficulties in retaining, training, motivating and integrating key personnel;
●	diversion of management’s time and resources from our normal daily operations;
●	difficulties in successfully incorporating licensed or acquired technology and rights into our business;
●	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

●	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;
●	risks of entering markets in which we have limited or no prior experience;
●	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;
●	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;
●	failure to successfully further develop the acquired technology;
●	liability for activities of the acquired business before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
●	potential disruptions to our ongoing businesses; and
●	unexpected costs and unknown risks and liabilities associated with strategic investments or acquisitions.

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

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, shall continue to increase, without regarding to the influence of resignation. Furthermore, if the drivers on our platform believe that their earnings on our platform are not competitive with wages that they can earn elsewhere, either with competitors or in other lines of work, we may have to increase their earnings to ensure an adequate supply of drivers on our platform, and we may be unable to pass that cost on to riders. In addition, if drivers on our platform are reclassified as employees instead of independent contractors, our labor costs will be substantially increased, which could adversely affect our business and results of operations. See also “Risks Factors—Risks Relating to Our Business—Our business would be adversely affected if drivers were classified as employees, workers or quasi-employees”.

Pursuant to the Labor Contract Law and its implementation rules, employers are subject to stricter requirements in terms of signing labor contracts, minimum wages, paying remuneration and statutory benefits, determining the term of employee’s probation and unilaterally terminating labor contracts. In addition, enterprises are forbidden to force laborers to work beyond the time limit and employers shall pay laborers for overtime work in accordance with the laws and regulations. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

To date, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2019, 2020 and 2021 were increases of 4.5%, 0.2% and 1.5%, respectively. Although we have not been materially affected by inflation in the past, we may be affected by higher rates of inflation in China in the future, particularly if it affects labor costs. Unless we are able to control our labor costs or pass on these increased labor costs to our customers by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

Furthermore, on July 16, 2021, the Ministry of Human Resources and Social Security, the National Development and Reform Commission, the Ministry of Transport, together with several other governmental authorities jointly promulgated Guiding Opinions on Safeguarding the Rights and Interests of Labors in New Forms of Employment, which require, among others, platform enterprises adopting labor outsourcing and other cooperative labor methods to undertake corresponding responsibilities in accordance with laws and regulations when labors’ rights and interests are damaged, call for organizing and launching pilot programs for occupational injury protection of flexible employment personnel, focusing on platform enterprises in industries such as mobility, takeout, instant delivery and intra-city freight, and encourage platform enterprises to improve the protection for flexible employment personnel on the platform by purchasing personal accident, employer liability and other commercial insurances. On November 17, 2021, the Ministry of Transport, the National Development and Reform Commission, the CAC and certain other governmental authorities jointly promulgated the Opinions on Strengthening the Protection of the Rights and Interests of Labors in New Forms of Transportation Industry, which provide that the relevant departments shall urge online ride hailing platform enterprises to announce pricing rules and income distribution rules to relevant parties such as drivers and passengers. The total amount paid by the passengers and the remuneration of the driver, and the ratio of the difference between the aforementioned amounts to the total amount paid by the passengers shall be displayed to the drivers. In addition, these opinions aim to strengthen the occupational injury protection of online ride hailing drivers, encourage online ride hailing platform to actively participate in the occupational injury protection pilot, and urge online ride hailing platform to pay social insurance for drivers who meet the labor relationship conditions in accordance with the law, and guide and support drivers who do not fully meet the conditions for establishing labor relations with online ride hailing platform enterprises to participate in corresponding social insurance. These opinions also emphasize to safeguard the rights of the drivers to have reasonable remuneration and rest, among others.

As the interpretation and implementation of labor-related laws and regulations are still evolving, we cannot assure you that our employment practices do not and will not violate labor-related laws and regulations in China, which may subject us to labor disputes or government investigations. We cannot assure you that we have complied or will be able to comply with all labor-related law and regulations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations will be adversely affected.

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

We will incur increased costs as a result of operating as a smaller reporting public company after we no longer qualify to be an emerging growth company, and our management will be required to devote substantial time to new compliance initiatives.

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

Not Applicable.

Item 2.	Properties

We currently maintain our principal executive offices at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 965, 461 and 380 square meters under lease agreements that expire in March 2023, March 2024, and February 2026, respectively. The cost for these offices is approximately $20,000 per month in aggregate.

We maintain another four offices for our Automobile Transaction and Related Services and Online Ride-hailing Platform Services in the cities of Chengdu, Changsha and Guangzhou, China. The total area of our offices in Changsha is 680 square meters. We lease those offices for a total monthly rent of approximately $4,300 under two lease agreements that expire in October 2023. The total area of our offices in Guangzhou is 530 square meters. We lease those offices for a total monthly rent of approximately $5,300 under two lease agreements that expire in December 2022 and March 2024, respectively. The total area of the offices of our equity investee company, Jinkailong, is approximately 2,907 square meters in Chengdu. Jinkailong leases those offices for a total monthly rent of approximately $7,300 under two lease agreements that expire in August 2024 and December 2023, respectively.

We also lease two parking lots for automobiles in Changsha and Guangzhou and an exhibition hall in Changsha, with total areas of 1,503 square meters. The monthly rent for these parking lots and the exhibition hall is approximately $2,900 in aggregate and approximately $6,700, respectively. Jinkailong leases a parking lot with total area of approximately 6,700 square meters in Chengdu. The monthly rent was approximately $2,900.

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

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “AIHS.”

Holders

Based upon information furnished by our transfer agent, as of July 13, 2022, the Company had approximately 28 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our shares. We do not have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors will have the discretion to declare and pay dividends in the future as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Foreign Investment Law, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside 10% of their after-tax profits of the year, if any, to statutory reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Equity Compensation Plan Information

In September 2018, our board of directors adopted and in November 2018, our stockholders approved, the 2018 Equity Incentive Plan, pursuant to which a maximum of 200,000 (2,000,000 pre-reverse stock split) shares of common stock were reserved for issuance to our employees, officers, directors, consultants. The plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, stock bonus awards, and performance compensation awards. As of the date of this Report, an aggregate of 12,727 (127,273 pre reverse split) RSUs were issued and 9,545 (95,457 pre reverse split) RSUs shall be vested but have not been issued under the plan.

The following table provides information as of March 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options, warrants	options, warrants and	plans (excluding securities
Plan category	and rights	rights	reflected in column (a))
2018 Equity Incentive Plan	—	—	183,099 (1,830,985 pre-reverse stock split)

Purchases of Our Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Item 6.[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and its equity-investment, also its former variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha, Guangzhou, and other 18 cities in China. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services

Our Automobile Transaction And Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (iii) automobile sales where we sell new purchased or used cars to our customers (the “Auto Sales”); (iv) facilitation of automobile transaction and financing where we used to connect the prospective ride-hailing drivers to financial institutions to buy, or get financing on the purchase of, cars to be used to provide online ride-hailing services (the “Auto Financing and Transaction Facilitation”); and (v) other supporting services provided to online ride-hailing drivers. We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2022, we have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $26.1 million, sold an aggregate of 1,423 automobiles with a total value of approximately $13.8 million and delivered approximately 2,321 automobiles under operating leases (including 1,826 automobiles delivered by Jinkailong) and 131 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the years ended March 31, 2022 and 2021:

	For the Years Ended
	March 31，
	2022		2021
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	>2,300	$7,175,000	>1,200	$3,435,000
Auto Financing	131	$102,000	131	$228,000
Auto Sales	6	$26,000	36	$487,000
Auto Financing and Transaction Facilitation	—	$—	61	$189,000
Other Services	>1,800	$1,775,000	>2,500	$919,000

* The number included operation information of our former VIE and was rounded to the nearest thousand for disclosure purpose.

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was separately disclosed in our consolidated statements of operations and comprehensive loss. However, although Jinkailong was ceased from our consolidation scope since March 31, 2022, Huana Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong in Changsha and Chengdu. During the year ended March 31, 2022, our Auto Operating Leasing, Auto Financing, automobile management services, and Auto Sales accounted for approximately 76.6%, 4.5%, 3.3% and 1.2% of our total revenue from our automobile transactions and related services, respectively, for the year ended March 31, 2022, while our Auto Sales, Auto Operating Leasing, Auto Financing and Transaction Facilitation, Auto Financing and automobile management services accounted for approximately 38.0%, 17.5%, 14.7%, 14.3% and 6.2% for the year ended March 31, 2021, respectively, excluding the income which Jinkailong generated.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired a 78.74% equity interest pursuant to a supplementary agreement to XXTX Investment Agreement with all the original shareholders of XXTX on February 5, 2021 (the “XXTX Increase Investment Agreement”).

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

As of the date of this Report, Senmiao Consulting has made capital contribution of RMB36.86 million (approximately $5.81 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 21 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. Since early August 2021, our equity investee company and former VIE, Jinkailong, signed a new contract with an affiliate of Meituan, whereby the online ride-hailing requests and orders shall be completed on Meituan’s platform utilizing our network of cars and drivers. Jinkailong earned rental income from drivers and earned commissions from Meituan.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. During the year ended March 31, 2022, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and other 16 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the year ended March 31, 2022, approximately 11.5 million rides with gross fare of approximately $37.3 million were completed through Xixingtianxia and an average of over 9,500 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the year ended March 31, 2022, we earned online ride-hailing platform service fees of approximately $2.7 million, netting off approximately $3.4 million incentives paid to Active Drivers.

During the period from the acquisition date to March 31, 2021, approximately 4.4 million rides with gross fare of approximately $12.4 million were completed through Xixingtianxia and an average of over 6,000 ride-hailing drivers completed rides and earned income through Xixingtianxia each month. During the period since the acquisition date to March 31, 2021, we achieved revenue of approximately $0.9 million from our Online Ride-hailing Platform Services, after taking into account approximately $1.8 million incentives paid by us to Active Drivers, which were recorded as a reduction to our revenue.

We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others. We plan to launch Xixingtianxia in more cities across China the next 12 months.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and online ride-hailing platform services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of March 31, 2022, we had 22 and 52 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three months and year ended March 31, 2022. To meet the demand of business expansion in Chengdu, Changsha and Guangzhou, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of March 31, 2022, we had one parking lot and 4 employees in Guangzhou, and one parking lot, and an exhibition hall and 6 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 10 employees in Chengdu, for parking and management of automobiles for operating lease. During the year ended March 31, 2022, our average utilization of the automobiles for operating lease, including the ones operated by Jinkailong, was approximately 56.3%. During the year ended March 31, 2021, the average utilization of the automobiles for operating lease was approximately 79.1%.

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

Ability to Retain and Key Business Cooperators

Historically, we have set up a series of strategy and business relationships with certain affiliates of some famous and leading companies of new energy vehicles (“NEVs”) manufacturers, online ride-hailing platforms and travel service providers to develop our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. We earned commission or services fee from them, purchased and leased automobiles for our business at a favorable price. The close relationships have provided us with the necessary capacity to support the development of our online ride-hailing platform and leasing business. To retain these valuable cooperators and continuously explore opportunities to collaborate with them in more areas is important to us to have considerable resources to support the exploration and expansion of our business into new cities.

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the year ended March 31, 2022, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of NEVs in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of March 31, 2022, we had accounts receivable, net of allowance of approximately $0.3 million and advanced payments of approximately $0.2 million due from the automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. In accordance with the development of the operating lease business, our cooperated platforms, such as Meituan, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of our rental receivables from those Active Drivers. We settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. Besides, during the year ended March 31, 2022, we settle our commissions with the aggregation platforms on a weekly basis for our online ride-hailing platform services and automobile rental income on a monthly basis. As of March 31, 2022, we had accounts receivable of online ride-hailing service fees of approximately $0.1 million in total.

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

Ability to Manage Defaults and Potential Guarantee Liability Effectively

Our subsidiary, Hunan Ruixi, and its equity investee company and former VIE, Jinkailong are exposed to credit risk as they are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. If a default occurs, they are required to make the monthly payments on behalf of the defaulted purchasers to the financial institution.

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

In addition, automobiles are used as collateral to secure purchasers’ payment obligations under the financing arrangement. In the event of a default, Hunan Ruixi and Jinkailong can track the automobile through an installed GPS system and repossess and handover the automobile over to the financial institution so that they can be released from their guarantee liability. However, if a financial institution initiates a legal proceeding to collect payments due from a defaulted automobile purchaser, Hunan Ruixi and Jinkailong may be required to repay the defaulted amount as a guarantor. If they are unable to undertake the responsibility as a guarantor, their own assets, such as cash and cash equivalents, may be frozen by the court if the financial institution successfully requests for an order to freeze our assets or bank accounts, which may adversely affect our operations.

As of March 31, 2022, 100 and 1,227 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi and Jinkailong, respectively, for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of March 31, 2022, we recognized an accumulated allowance against receivables of approximately $411,528 and $3,374,064 from these purchasers served by Hunan Ruixi and Jinkailong, respectively. For the year ended March 31, 2022, we provided additional allowance for doubtful accounts of $123,744 and $11,746, respectively, based on re-evaluation collection from those drivers served by Hunan Ruixi and Jinkailong. We also recognized approximately $8,000 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the year ended March 31, 2022, we sub-leased approximately 1,300 rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2022, the total value of non-collateralized automobiles was approximately $877,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual and Potential Impact of Ongoing Coronavirus (COVID-19) in China on Our Business

Due to the lockdown policy and travel restrictions in our areas of operation in China where local resurgences of COVID-19 cases, our Automobile Transaction and Related Services and Online Ride-hailing Platform Services have been adversely impacted. See “Business —  Actual and Potential Impact of Ongoing Coronavirus (COVID 19) in China on Our Business.”

Ability to Manage and Grow New Ride-Hailing Business

Due to the fierce competition of online ride-hailing industry in Chengdu and Changsha, our ability to increase our revenue over time may be limited if we focus only on our current Automobile Transaction and Related Services business model. As part of our strategy to provide an all-encompassing solution for online ride-hailing drivers, we have expanded our services to drivers through the operation of Xixingtianxia, our own online ride-hailing platform, which has brought us a new stream of revenue. We generate revenue from commissions earned from each completed order, which represent the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. As the aggregation platforms distribute the demand orders to different online ride-hailing platforms, the flow of drivers in our area of operations is enhanced, leading to a higher probability that more ride orders will be distributed to our platform, which in turn will increase the revenue of the drivers who use our platform (and our revenue). This also allows us to attract more drivers to engage their online ride-hailing business on our platform. Through a series of promotion and effective daily management and training services, we expect our own online ride-hailing platform will offer us a stable revenue source which can also help grow our automobile financing and leasing business. Besides, we are dealing with other trip platforms to attract more riders choosing their trip through our platform.

Pursuant to the cooperation agreement signed with Didi Chuxing Technology Co., Ltd. (“Didi”) for our Automobile Transaction and Related Services, we may be penalized by Didi, or our partnership with Didi may be terminated as we now operate a business competitive with Didi. However, the service fees we earned from Didi for automobile transaction and related services currently represent less than 0.1% of our total revenue. Therefore, we believe that the risk of termination of cooperation with Didi on automobile transaction and related services will not have a material influence on our business or results of operations.

Ability to Compete Effectively

Our business and results of operations depend on our ability to compete effectively. Overall, our competitive position may be affected by, among other things, our service quality and our ability to price our solutions and services competitively. We will set up and continuously optimize our own business system to improve our service quality and user experience. Our competitors may have more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. We will need to continue to introduce new or enhance existing solutions and services to continue to attract automobile dealers, financial institutions, car buyers, lessees, ride-hailing drivers and other industry participants. Whether and how quickly we can do so will have a significant impact on the growth of our business.

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 49th Statistical report on Internet Development in China published in February 2022 by the China Internet Network Information Center (CNNIC), the number of online ride-hailing service users had reached 452 million by the end of 2021, increased by 24% from 2020, and took approximately 43.9% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of March 31, 2022, approximately 267 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 539 million in March 2022 in China. Meanwhile, approximately 1.6 million online booking taxi transportation certificates and approximately 4.1 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Online Booking Taxi Management Services for Chengdu”, which was abolished and replaced by the updated version issued on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued the detailed guidance “Working Process for the Online Booking Taxi Drivers Qualification Examination and Issuance” and the “Online Booking Taxi Transportation Certificate Issuance Process”. On November 28, 2016, Guangzhou Municipal People’s Government promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019. According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business in Chengdu: (1) the ride-hailing service platform such as Didi should obtain the online booking taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online booking taxi transportation certificate (“automobile certificate”); (3) the drivers should obtain the online booking taxi driver’s license (“driver’s license”). Besides, all the new cars used for online ride-hailing should be NEVs.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 25 cities, including Chengdu, Changsha, Guangzhou, Tianjin, Shenyang, Harbin, Nanchang, Haikou, Hezhou, two cities in Zhejiang, Shandong, and Guizhou Province, respectively, five cities in Jiangsu Province and other five cities in Sichuan Province from June 2020 to April 2022, to operate the online ride-hailing platform services.

However, approximately 45% of our ride-hailing drivers have not obtained the driver’s license as of March 31, 2022 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $789 to $4,732) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the year ended March 31, 2022, we have been fined by approximately $178,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $16,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

We are in the process of assisting the drivers to obtain the required certificate and license both for our Automobile Transaction and Related Services and our Online Ride-hailing Platform Services. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificates and licenses. Further, there is no assurance that each of the drivers who uses our platform or the cars can possess the requisite license or certificate. Our business and results of operations will be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines or if we are found to be in serious violation of the Interim Measures due to the drivers’ failure to obtain requite licenses and/or automobile certificates in connection with providing services through our platform.

The Chinese government has exercised and continued to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. For example, the Chinese cybersecurity regulator announced on July 2, 2021 that it had begun an investigation of Didi and two days later ordered that the company’s app be removed from smartphone app stores. We believe that our current operations are in compliance with the laws and regulations of the Chinese cybersecurity regulator. However, the Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

Results of Continuing Operations for the Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021

	For the Years Ended
	March 31,
	2022	2021	Change
Revenues	$4,913,102	$2,188,840	$2,724,262
Cost of revenues	(6,511,031)	(1,984,079)	(4,526,952)
Gross profit (loss)	(1,597,929)	204,761	(1,802,690)
Operating expenses
Selling, general and administrative expenses	(9,525,408)	(5,905,579)	(3,619,829)
Provision for doubtful accounts	(235,279)	(299,658)	64,379
Impairments of inventories	(60,398)	—	(60,398)
Impairments of long-lived assets	(142,974)	(10,953)	(132,021)
Total operating expenses	(9,964,059)	(6,216,190)	(3,747,869)
Loss from operations	(11,561,988)	(6,011,429)	(5,550,559)
Other income (expenses), net	(107,444)	301,269	(408,713)
Interest expense	(5,893)	—	(5,893)
Interest expense on finance leases	(55,844)	(46,518)	(9,326)
Change in fair value of derivative liabilities	6,951,482	(1,710,415)	8,661,897
Issuance costs for issuing series A convertible preferred stock	(821,892)	—	(821,892)
Loss before income taxes	(5,601,579)	(7,467,093)	1,865,514
Income tax expenses	(4,566)	(8,332)	3,766
Net loss from continuing operations	$(5,606,145)	$(7,475,425)	$1,869,280

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the year ended March 31, 2022 increased by $2,724,262, or approximately 124%, as compared with the year ended March 31, 2021. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services. In an effort to mitigate the negative impact on our daily cash flow resulting from the rendering of automobiles from drivers who exited the ride-hailing business due to the COVID-19 pandemic in China and develop the new business, we shifted our business focus to automobile rentals from facilitation of automobile transaction and financing since the fiscal year 2021. The online ride-hailing market has gradually recovered since April 15, 2020 as COVID-19 is generally under control in our operation areas in China and the sporadic local resurgences of COVID-19 did not have material impact on the local market. As a result, the number of additional automobiles rendered to us by the ride-hailing drivers exiting the business kept decreasing while the number of automobiles for operating leases increased during the year ended march 31, 2022 as compared with the year ended March 31, 2021. We had revenue of $1,722,480 from automobile rental and $2,665,457 from online ride-hailing platform services during the year ended March 31, 2022, which offset the negative impact of the decrease in our revenue in automobile sales and facilitation of automobile transaction and financing.

As we plan to focus more on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our Online Ride-hailing Platform Services to keep stable and our revenue from automobile rental income to increase over the next twelve months. We also expect them to continuously account for a majority of our revenues. We plan to provide a series of product solutions to increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2022 and 2021:

	For the Years Ended
	March 31,
	2022	2021
Revenue from automobile transactions and related services	$2,247,645	$1,285,586
- Operating lease revenues from automobile rentals	1,722,480	224,590
- Service fees from NEVs leasing	126,227	—
- Financing revenues	101,828	184,115
- Service fees from automobile management and guarantee services	73,554	79,565
- Service fees from automobile purchase services	1,468	188,822
- Revenues from sales of automobiles	26,019	487,947
- Other service fees	196,069	120,547

Revenue from online ride-hailing platform services	2,665,457	903,254

Total Revenue	$4,913,102	$2,188,840

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues (representing interest income from financial leasing), service fees from automobile management and guarantee services, sales revenue of automobiles, and other services fees, which accounted for approximately 76.6%, 5.6%, 4.5%, 3.3%, 1.2% and 8.8%, respectively, of the total revenue from automobile transaction and related services during the year ended March 31, 2022. Meanwhile, sales revenue of automobiles, operating lease revenues from automobile rentals, financing revenues, service fees from automobile purchase services, service fees from automobile management and guarantee services, and other services fees, which accounted for approximately 38.0%, 17.5%, 14.3%, 14.7%, 6.2% and 9.3%, respectively, of the total revenue from Automobile Transaction and Related Services during the year ended March 31, 2021.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 480 automobiles with an average monthly rental income of $485 per automobile, resulting in a rental income of $1,722,480, for the year ended March 31, 2022. While we leased over 80 automobiles with an average monthly rental income of $526 per automobile, resulting in a rental income of $224,590, for the year ended March 31, 2021.

Service fees from NEVs leasing

We generate revenues of $126,227 from leasing NEVs by charging leases service fees during the year ended March 31, 2022 in accordance with the increasing demand for NEVs in the online ride-hailing industry. The amount of services fees for NEVs leasing is based on our product solutions. We did not have this kind of revenue during the year ended March 31, 2021.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $101,828 from an average monthly number of 75 automobiles and $184,115 from an average monthly number of 89 automobiles during the year ended March 31, 2022 and 2021, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. They also entered into affiliation service agreements with Hunan Ruixi in Changsha and Jinkailong in Chengdu, pursuant to which Hunan Ruixi provides and Jinkailong provided them post-transaction management services and guarantee services. The slight decrease of $6,011 was due to there was no significant change in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom Hunan Ruixi charges rent rather than charging management and guarantee services fee. Hunan Ruixi had management and guarantee services for over 210 and 230 automobiles during the year ended March 31, 2022 and 2021, respectively.

Service fees from automobile purchase services

Service fees from automobile purchase services decreased by $187,354 during the year ended March 31, 2022, mainly due to the decrease in the number of new automobile purchases facilitated by Hunan Ruixi. Hunan Ruixi generates and Jinkailong generated revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process. Hunan Ruixi had revenue from only two new automobile transactions during the year ended March 31, 2022 while it serviced 62 new automobile transactions, including purchase, financial leasing and operating leases, with service fees ranging from approximately $140 to $3,550 per automobile during the year ended March 31, 2021.

Sales of automobiles

As we have shifted our business focus to automobile leasing, we sold one new and five used automobile with income of $26,019 during the year ended March 31, 2022. Meanwhile, we sold an aggregate of 36 new automobiles and earned income of $487,947 during the year ended March 31, 2021.

Other service fees

We generate other revenues such as monthly services commissions from insurance companies and other companies and other miscellaneous service fees charged to our customers, which accounted for approximately 53.4% and 46.6% of revenues from other service fees during the year ended March 31, 2022, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 78.3%, and 21.7% of revenues from other service fees during the year ended March 31, 2021, respectively. Other service fees increased by $75,522 mainly due to the increase of $70,711 in other miscellaneous service fees also increased in accordance with the expansion of our operating lease.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the year ended March 31, 2022, approximately 11.5 million rides with gross fare of approximately $37.3 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,665,457, netting off approximately $3.4 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $2,667,332, technical service charges, insurance and other expenses of online ride-hailing platform services of $3,806,143 and costs of automobiles sold of $37,556. Cost of revenues increased by $4,526,952, or approximately 228%, during the year ended March 31, 2022 as compared with last year, mainly due to the increase of $2,463,990 in costs of automobiles under operating leases and $2,482,999 in direct expense and technical service fees of Online Ride-hailing Platform Services, respectively, as a result of the expansion of those two businesses, partially offset by the decrease in costs of automobile sold of $420,036 as the number of automobiles sold decreased from 36 to 6.

Gross Profit (loss)

We had gross loss of $1,597,929 during the year ended March 31, 2022 as compared with the gross profit of $204,761 in the last year mainly due to the decreased number of automobile sales and facilitated new automobile purchases. The gross loss from automobile rentals from operating lease was $944,852 during the year ended March 31, 2022 as compared with the gross profit of $21,478 in the last year. The main reason was the Company leased and sub-leased approximately 400 automobiles to online ride-haling drivers through its former VIE, Jinkailong during the year ended March 31, 2022. The rental income amounted to approximately $1.3 million from Jinkailong was eliminated in the consolidated financial statements while the sub-leasing income from these automobiles of approximately $1.8 million was recorded in the loss of discontinued operations. The gross loss from our Online Ride-hailing Platform Services was $1,140,686, increased by $720,796 due to we paid excess driver incentives to attractive drivers to our platform in the six months ended September 30, 2022, especially from April to June 2021. Meanwhile, the gross profit generated from sales of automobiles and other revenues with no cost of revenues decreased by $115,565 during the year ended March 31, 2022 as compared with the same period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses increased from $5,905,579 for the year ended March 31, 2021 to $9,525,408 for the year ended March 31, 2022, representing an increase of $3,619,829, or approximately 61.3%. The increase was attributable to more employees hired for business expansion for our new online ride-hailing platform services, the daily operations of our automobile transaction and related services business and the management of the increasing number of automobiles for sublease. The increase mainly consists of an increase of $1,510,876 in salary and employee benefits as the number of our employee increased from 120 to 199, an increase of $945,974 in offices rental and charges, an increase of $589,098 in advertising and promotion for the new online ride-hailing platform services, an increase of $165,851 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles, an increase of $159,084 in professional service fees such as financial, legal and market consulting, a liquidated damages compensation of $161,250 for investors in November 2021 Private Placement Warrants and a slight increase of $87,696 in other miscellaneous expenses during the year ended March 31, 20221 as compared with the same period in last year.

Provision for doubtful accounts

As a result of the fierce competition in the online ride-hailing markets in Chengdu and Changsha, and the negative impact of COVID-19, additional 25 online ride-hailing drivers we serviced rendered their automobiles to us for sublease or sale during the year ended March 31, 2022, which decreased by 75 as compared with the same period in 2021. We re-evaluated the possibility of collection of unsettled balances from those drivers and provided additional allowance for doubtful accounts of $123,744 for those receivables during the year ended March 31, 2022, decreased by $175,914 as compared with the same period in 2021. Besides, the Company also recognized allowance of $111,536 for a historical business cooperator who did not settle its balance on time.

Impairments of inventories

For the year ended March 31, 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $60,398 for certain automobiles for sale based on their selling price in the market. For the year ended March 31, 2021, we did not recognized impairment for inventories.

Impairments of Long-lived Assets and Goodwill

For the year ended March 31, 2022, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $3,044 for those assets that could not generate sufficient cash. Meanwhile, we performed impairment test on goodwill and fully recognized impairment of $139,930 against goodwill. We recognized the impairment loss due to regulatory changes in the online ride hailing industry, and forecast an insufficient future cashflow to support the valuation of our goodwill. For the year ended March 31, 2021, we recognized an impairment loss of $10,953 for certain right-of-use assets that could not generate sufficient cash.

Other income (expenses), net

For the year ended March 31, 2022, we had other expenses, net of $107,444, primarily consist of: (1) a donation by Hunan Ruixi of approximately $190,000 (RMB1,200,000) to a public welfare foundation in Changsha, China; (2) penalty fines of $97,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately; which was offset by (2) income of approximately $198,000 from some leases. For the year ended March 31, 2021, we had other income, net of $301,269, mainly as a result of the receipt of a government subsidy of $147,000 from Sichuan Economic and Information Department for our initial public offering in 2018, and a special support fund of $80,000 for government industrial development from Chengdu Municipal people’s Government.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the year ended March 31, 2022 was $5,893, resulting from the borrowings of Corenel from a financial institution for its automobile commercial insurance by installment.

Interest expense on finance leases for the year ended March 31, 2022 was $55,844, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases increased by $9,326, or approximately 20%, as compared with the year ended March 31, 2021, mainly due to the weighted average number of rendered automobiles during the year ended March 31, 2022 increased.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities the year ended March 31, 2022 was a gain of $6,951,482 in total as our stock price as of March 31, 2022 was lower than the price on March 31, 2021. The gain consists of a gain of $185,727 for the warrants issued in our June 2019 registered direct offering, a gain of $352,944 for the warrants issued in our August 2020 underwritten public offering, a gain of $572,018 for the warrants issued in our February 2021 registered direct offering, a gain of $2,725,530 for the warrants issued in our May 2021 registered direct offering, and a gain of $3,115,263 for the warrants issued in our November 2021 private placement.

The change in fair value of derivative liabilities for the year ended March 31, 2021 was a loss of $1,710,415 in total, mainly due to our stock price as of March 31, 2021 was higher than the price on March 31, 2020, resulting a loss of $1,372,966 for the warrants issued in our June 2019 registered direct offering, a loss of $455,162 for the warrants issued in our August 2020 underwritten public offering. It was offset by a gain of $117,713 for the warrants issued in our February 2021 underwritten public offering.

Issuance costs for issuing series A convertible preferred stock

Issuance costs for the series A convertible preferred stock in our November 2021 private placement in connection with the placement agent warrants, placement commission and other direct costs were expensed. Total issuance costs charged to expense for the year ended March 31, 2022 were $821,892. Issuance costs allocated to the series A convertible preferred (Mezzanie Equity) were recorded as a reduction of the share balance.

Gain on termination of a VIE

As fully described above, we terminated series of VIE agreements with other shareholders of our former VIEs. We had a gain of $23,554 from the termination of Youlu as it suffered loss during the year ended March 31, 2022. On March 23, 2022, Senmiao Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and purchased Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. The gain of non-controlling interest from acquired equity interest of Sichuan Senmiao amounted to $366,604 was recognized in the consolidated statements of changes in stockholders’ equity.

Income Tax Expense

Generally, our subsidiaries and former VIEs in China are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. Income tax expense of $4,566 and $8,332 for the year ended March 31, 2022 and 2021, respectively, mainly represented the provision of enterprise income tax resulting from the taxable income of $18,264 from Hunan Ruixi and $33,328 from Hunan Ruixi, and Yicheng, respectively.

Other subsidiaries in China incurred cumulative losses and no tax expense were recorded.

Net loss

As a result of the foregoing, net loss from our continuing operations for the year ended March 31, 2022 was $5,606,145, representing a decrease of $1,869,280 from net loss of $7,475,425 for the year ended March 31, 2021.

Results of Discontinued Operations for the Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021

	For the Years Ended
	March 31,
	2022	2021	Change
Revenues	$6,830,116	3,978,847	$2,851,269
Cost of revenues	(5,183,806)	(3,985,413)	(1,198,393)
Gross profit (loss)	1,646,310	(6,566)	1,652,876
Operating expenses
Selling, general and administrative expenses	(4,139,800)	(4,455,967)	316,167
Recovery of (Provision for) doubtful accounts	(11,746)	328,016	(339,762)
Impairments of long-lived assets	(32,479)	(119,886)	87,407
Total operating expenses	(4,184,025)	(4,247,837)	63,812
Loss from operations	(2,537,715)	(4,254,403)	1,716,688
Other income (expenses), net	118,344	(191,916)	310,260
Interest expense	(50,472)	(47,916)	(2,556)
Interest expense on finance leases	(277,366)	(686,684)	409,318
Loss before income taxes	(2,747,209)	(5,180,919)	2,433,710
Income tax expenses	—	(6,295)	6,295
Loss from discontinued operations, net of applicable income taxes	(2,747,209)	(5,187,214)	2,440,005
Net gain from deconsolidation of VIEs - discontinued operations	10,975,101	—	10,975,101
Gain (loss) from discontinued operations	$8,227,892	(5,187,214)	$304,678

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. Its business result was included in our Automobile Transaction and Related Services before we deconsolidated its financial figures.

Revenues

Revenue for the year ended March 31, 2022 increased by $2,851,269, or approximately 71.7%, as compared with the year ended March 31, 2021. The increase was mainly due to the increase of operating lease revenues. The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2022 and 2021:

	For the Years Ended
	March 31,
	2022	2021
Revenue from automobile transactions and related services (discontinued operations)	$6,830,116	$3,971,694
- Operating lease revenues from automobile rentals	5,452,483	3,207,781
- Commissions from online ride-hailing platforms	399,600	32,797
- Service fees from NEVs leasing	232,295	—
- Service fees from automobile management and guarantee services	217,838	206,248
- Financing revenues	15,855	43,744
- Facilitation fees from automobile transactions	—	1,665
- Other service fees	512,045	479,459

Revenue from Online Lending Services (discontinued operations)	—	7,153
- Transaction fee	—	3,488
- Service and others fees	—	3,665

Total revenues from discontinued operations	$6,830,116	$3,978,847

Revenue from Automobile Transactions and Related Services (discontinued operations)

Revenue from the automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, commissions from online ride-hailing platforms, service fees from NEVs leasing, service fees from automobile management and guarantee services, and other revenues, which accounted for approximately 79.8%, 5.9%, 3.4%, 3.2% and 7.7%, respectively, of the total revenue from discontinued operations during the year ended March 31, 2022. Meanwhile, operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, and other revenues accounted for 80.6%, 5.2% and 12.9%, respectively, of the total revenue during the year ended March 31, 2021.

Operating lease revenues from automobile rentals

Jinkailong generated revenues from leasing its own automobiles, sub-leasing automobiles leased from other companies or from rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $2,244,707 was due to the increased number of leased automobiles. Jinkailong leased over 1,700 automobiles with an average monthly rental income of $442 per automobile, resulting in a rental income of $5,452,483, for the year ended March 31, 2022. Among them, approximately 400 automobiles were leased or sub-leased from Cornel, which brought rental income of approximately $1.8 million to Jinkailong. And the leasing costs of approximately $1.3 million was recorded as costs of revenue in the consolidated financial statements. Jinkailong leased over 1,100 automobiles with an average monthly rental income of $435 per automobile, resulting in a rental income of $3,207,781, for the year ended March 31, 2021.

Commissions from online ride-hailing platforms

Jinkailong earned commissions from online ride-hailing platforms, such as Meituan and XXTX for drivers serviced and introduced by Jinkailong, who ran their business through these platforms. During the year ended March 21, 2022, Jinkailong earned commissions of $399,600 from Meituan. Meanwhile, it earned commissions of $553,760 from XXTX, which was eliminated in the loss of discontinued operations of the consolidated financial statements. During the year ended March 21, 2021, Jinkailong earned commissions of $32,797 from XXTX, before our acquisition of XXTX.

Service fees from NEVs leasing

Jinkailong generated revenues of $232,295 from leasing NEVs by charging leases service fees during the year ended March 31, 2022 in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu. The amount of services fees for NEVs leasing is based on its product solutions. Jinkailong did not have this kind of revenue during the year ended March 31, 2021.

Service fees from automobile management and guarantee services

The majority of Jinkailong’s customers were online ride-hailing drivers. They also entered into affiliation service agreements with Jinkailong pursuant to which Jinkailong provided them post-transaction management services and guarantee services. The service fees from automobile management and guarantee services remained stable mainly attributed because the average number of automobiles which Jinkailong provided management and guarantee services for remained stable during the year ended March 31, 2022 and 2021 as the number of newly rendered automobiles did not increase significantly during the year ended March 31, 2022.

Other service fees

Jinkailong generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 41.1 and 58.9% of revenues from other service fees during the year ended March 31, 2022, respectively. The commissions from insurance companies and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 77.7%, and 22.3% of revenues from other service fees during the year ended March 31, 2021, respectively. Other service fees increased by $32,586 mainly due to the increase of $194,743 of miscellaneous fees charged to leasees as Jinkailong tightened the daily management of them. If was offset by the decrease of $162,157 of commissions from insurance companies due to the unit commission for used automobiles decreased as compared with the year ended March 31, 2021.

Cost of Revenues

Cost of revenues represents the amortization and depreciation, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers. Cost of revenues increased by $1,198,393, or approximately 30.1%, during the year ended March 31, 2022 as compared with the same period of 2021, mainly due to the increase of $658,092 in daily maintenance and insurance expense as the average insurance premium and maintenance costs increased for automobiles with longer used ages. The rental costs increased by $341,434, mainly due to Jinkailong leased approximately another 500 automobiles, including 400 from Cornel, to expand leasing scale during the year ended March 31, 2022. Meanwhile, the rental costs of approximately $1.3 million belong to Corenel was eliminated in the loss of discontinued operations of the consolidated financial statements. Amortization and depreciation increased by $198,867, due to the utilization of rendered automobiles increased during the year ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $4,455,967 for the year ended March 31, 2021 to $4,139,800 for the year ended March 31, 2022, representing a decrease of $316,167, or approximately 7.1%. The decrease mainly consists of a decrease of $880,375 in amortization of rendered automobiles. The number of automobiles which were rendered to Jinkailong but have not been sub-leased decreased as Jinkailong sub-leased more automobiles during the year ended March 31, 2022 as compared with the same period in last year. The offices rental and charges also decreased by $258,104 due to costs control, which was offset by an increase of $822,312 in salary and employee benefits attributable to more employees with higher salary hired for expansion for the rental business.

Recovery of (Provision for) doubtful accounts

Jinkailong re-evaluated the possibility of collection of unsettled balances from additional 13 online ride-hailing drivers who rendered their automobiles and provided additional allowance for doubtful accounts of $11,746 for those receivables during the year ended March 31, 2022. While during year ended March 31, 2021, Jinkailong recovered allowance for doubtful accounts of $328,016 for those receivables during the year ended March 31, 2021 as some drivers who postpone the monthly installment at the beginning of year 2020 and repaid them in the first half of the year ended March 31, 2021 as the online ride-hailing market recovered since then. So Jinkailong re-evaluated and updated the provision amount.

Impairments of Long-lived Assets

For the year ended March 31, 2022, Jinkailong evaluated the future cash flow of our right-of-use assets and its own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $32,479 for those assets that could not generate sufficient cash. For the year ended March 31, 2021, Jinkailong recognized an impairment loss of $119,886 for certain right-of-use assets that could not generate sufficient cash.

Other income (expenses), net

For the year ended March 31, 2022, Jinkailong had other income, net of $118,344, primarily consist of the penalty income amounted to $302,131 from some online ride-hailing drivers for their violence on the contracts, which was offset by expenditures of approximately $159,000 such as penalty fines for served drivers who failed to obtain the ride-hailing driver’s licenses. The increase of $310,260 during the year ended March 31, 2022 as compared with the same period in 2021, was mainly due to the increase in penalty income of $158,728, a decrease of $79,927 in penalty fines and a $95,183 in guarantee expenses for drivers who rendered their automobiles as a result of the improvement in the daily management of drivers.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the year ended March 31, 2022 was $50,472, resulting from the borrowings from financial institutions, which had no significant change as compared with the same period in 2021.

Interest expense on finance leases for the year ended March 31, 2022 was $277,366, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $409,318 as compared with the year ended March 31, 2021, mainly due to the number of rendered automobiles decreasing over 90% during the year ended March 31, 2022, as well as the decrease in the number of automobiles which were rendered to us but have not been sub-leased as we leased more automobiles.

Loss from discontinued operations, net of applicable income taxes

As a result of the foregoing, net loss from our discontinued operations, net of applicable income taxes, for the year ended March 31, 2022 was $2,747,209, representing a decrease of $2,440,005 from net loss of $5,187,214 for the year ended March 31, 2021.

Net gain from deconsolidation of VIEs - discontinued operations

As fully described above, we terminated series of VIE agreements with other shareholders of our former VIEs. We had a gain of $10,951,545 from the termination of Jinkailong due to its accumulated loss in historical period. We had a gain of $23,556 from the termination of Youlu as it suffered loss during the year ended March 31, 2022. On March 23, 2022, Senmiao Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and purchased Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. The gain of non-controlling interest from acquired equity interest of Sichuan Senmiao amounted to $366,604 was recognized in the consolidated statements of changes in stockholders’ equity. The detailed analysis were in Note 3 to our consolidated financial statements.

Liquidity and Capital Resources

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,185,221 as of March 31, 2022 as compared to $4,340,529 as of March 31, 2021 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

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

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) net loss of approximately $5.6 million from continuing operations for the year ended March 31, 2022; (2) accumulated deficit of approximately $34.9 million as of March 31, 2022; (3) the working capital deficit of approximately $0.6 million as of March 31, 2022; (4) net operating cash outflows of approximately $9.0 million and $0.1 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2022; and (5) the purchase commitment of approximately $1.7 million. As of March 31, 2022, we have entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. As of the date of this Report, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions.

We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

●	will continue to seek equity financing to support our working capital;
●	other available sources of financing (including debt) from PRC banks and other financial institutions; and
●	financial support and credit guarantee commitments from our related parties.

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the date of this Report, if we are unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers we would be exposed to was approximately $0.8 million as of March 31, 2022, assuming all the automobile purchasers were in default. There is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise and undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China; (ii) changes in the demand for our services; (iii) PRC government policies; (iv) economic conditions in China and worldwide; (v) competitive pricing in the automobile transaction and related service and ride-hailing industries; (vi) changes in our relationships with key business partners; (vii) that financial institutions in China may not able to provide continued financial support to our customers; and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Years Ended
	March 31,
	2022	2021
Net Cash Used in Operating Activities	$(9,159,281)	$(3,936,067)
Net Cash Used in Investing Activities	(3,477,125)	(2,510,862)
Net Cash Provided by Financing Activities	9,755,410	10,259,777
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(381,858)	(208,800)
Cash and Cash Equivalents at Beginning of Period	4,448,075	844,027
Cash and Cash Equivalents at End of Period	1,185,221	4,448,075
Less: Cash and cash equivalents from discontinued operations	—	(107,546)
Cash and cash equivalents from continuing operations, end of years	$1,185,221	$4,340,529

Cash Flow in Operating Activities

For the year ended March 31, 2022, net cash used in operating activities was $9,159,281, which consists of outflows of $9,036,114 from continuing operations and $123,167 discontinued operations. While for the year ended March 31, 2021, net cash used in operating activities was $3,936,067, which consists of $3,196,138 from continuing operations and $739,929 from discontinued operations.

The total net cash used in operating activities from continuing operations primarily comprised of the payment of salary and employee benefits of $3,372,130, other operating costs of $5,505,972, and maintenance fees, insurance and other costs for automobiles and related transactions of $5,697,763, partially offset by revenue received of $4,905,648 and the net collection of $634,103 on automobiles used for financial lease to be collected within the lease terms. The increase of $5,839,976 in net cash used in operating activities from continuing operations for the year ended March 31, 2022 was primarily attributable to (1) decrease of $8,661,897 in the change of fair value of derivative liabilities as our stock price is running below our stock warrant’s exercise price; (2) decrease of $2,500,975 in the change of accrued expenses and other liabilities; (3) increase of $433,090 in the change of inventories; offset by (4) decrease of $1, 869,280 in net loss; (5) increase of $1,481,087 in depreciation and amortization of long-lived assets; (6) issuance cost for issuing series A convertible preferred stock of $821,892 in November 2021 private placement; (7) decrease of $1,394,978 in the change of prepayments, other receivables and other assets; and (8) increase of $192,419 in impairments of inventories and long-lived assets.

For the year ended March 31, 2021, net cash used in operating activities from discontinued operation was primarily the payment to investors of the discontinued P2P platform of $1.7 million, offset by the net cash inflow of approximately $1.0 million for the year ended March 31, 2021.

Cash Flow in Investing Activities

For the year ended March 31, 2022, we had net cash used in investing activities of $3,477,125, which consisted of the net cash used in investing activities of $3,365,915 from continuing operations and $111,210 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose and expenditures on the licenses of online ride-hailing platforms in different cities in China.

For the year ended March 31, 2021, we had net cash used in investing activities of $2,510,862, which consisted of the net cash used in investing activities of $2,310,697 from continuing operations and $200,165 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

Cash Flow in Financing Activities

For the year ended March 31, 2022, we had net cash provided by financing activities of $9,755,410, which primarily consisted of: (1) total net proceeds of approximately $5.8 million from our registered public offering in May 2021, approximately $4.4 million from our private placement in November 2021, and $22,015 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $183,390, partially offset by (3) principal payments made for finance lease liabilities of $433,611, and (4) repayments to related parties and the financial institution of $157,374.

For the year ended March 31, 2021, we had net cash provided by financing activities of $10,259,777, which primarily consisted of: (1) total net proceeds of $11.8 million from our underwritten public offering in August 2020 and registered public offering in February 2021; (2) $683,046 from exercised warrants from investors, respectively; partially offset by (3) principal payments made for finance lease liabilities of $2,230,765, (5) repayments to related parties of $138,587; and (5) Net cash received from borrowings from financial institutions of discontinued operations of $103,881.

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

Hunan Ruixi is exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of March 31, 2022, the maximum contingent liabilities Hunan Ruixi would be exposed to was approximately $0.8 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $6.3 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $570,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

Property and equipment primarily consist of automobiles, leasehold improvements, computers and other equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life.

(d)	Mezzanine Equity (redeemable)

We evaluate our convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-s99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within our control.

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

To achieve that core principle, we apply the five steps defined under ASC 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Automobile Transaction and Related Services

Operating lease revenues from automobile rentals – We generate revenue from sub-leasing automobiles from some online ride-hailing drivers or leasing our own automobiles. We recognize revenue wherein an automobile is transferred to the lessee and the lessee has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period. Rental periods are short term in nature, generally are twelve months or less.

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

Sales of automobiles – We generate revenue from sales of automobiles to the customers of Jinkailong and Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Jinkailong and their customers. We recognize revenues when an automobile is delivered and control is transferred to the purchaser. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

Service fees from NEVs leasing and automobile purchase services – Services fees from NEVs leasing and automobile purchase services are paid by lessees who rent new energy electric vehicles from us or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while these fees for purchase is based on the sales price of the automobiles and relevant services provided. We recognize revenue when all the services are completed and an automobile is delivered to the purchaser at a point in time. Accounts receivable related to the revenue from NEVs leasing is collected upon the NEVs are delivered to lessees while accounts receivables from purchase services are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

Online ride-hailing platform service revenue

We generate revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders (“Riders”) looking for taxi/ride-hailing services. We earn commissions for each completed order in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, we bear a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. We recognize revenue upon completion of a ride as the single performance obligation is satisfied and we have the right to receive payment for the services rendered upon the completion of the ride. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the Rider and are the principal (i.e., “gross”), or we arrange for other parties to provide the service to the Rider and are an agent (i.e., “net”). Since we are not primarily responsible for ride-hailing services provided to Riders, nor do we have inventory risk related to the services, we recognize revenue at net basis.

Leases

We account for leases in accordance with ASC 842. The two primary accounting provisions we use to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobiles included in arrangements meeting these conditions are accounted for as sales-type leases. Interest income from the lease is recognized in financing revenues over the lease term. Automobiles included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2022, our pricing interest rate was 6.0% per annum.

(g)	Share-based awards

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

We account for leases in accordance with ASC 842. Beginning in the year ended March 31, 2020, we entered into certain agreements as a lessor under which we lease automobiles to short-term (usually under twelve months) car service drivers. We also enter into certain agreements as a lessee to lease automobiles and to conduct our automobiles rental operations. If any of the following criteria are met, we classify the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (both as a lessor):

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

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception; therefore, operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. The leases generally do not provide a residual guarantee. The operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited (collectively, the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had incurred significant working capital deficiency and accumulated deficit at March 31, 2022, net loss from continuing operations and net operating cash flows for the year ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully obtain the necessary additional financial support as specified in Note 2, there could be a material adverse effect on the Company.

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

New York, New York

July 14, 2022

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2022	2021
ASSETS
Current assets
Cash, and cash equivalents	$1,185,221	$4,340,529
Accounts receivable, net, current portion	418,022	502,031
Inventories	286,488	127,933
Finance lease receivables, net, current portion	314,264	541,605
Prepayments, other receivables and other assets, net	2,713,208	2,660,083
Due from related parties, current portion	682,335	—
Current assets - discontinued operations	—	2,720,825
Total current assets	5,599,538	10,893,006

Property and equipment, net
Property and equipment, net	5,658,773	3,251,331
Property and equipment, net - discontinued operations	—	454,408
Total property and equipment, net	5,658,773	3,705,739

Other assets
Operating lease right-of-use assets, net	109,621	233,751
Operating lease right-of-use assets, net, related parties	515,906	580,367
Financing lease right-of-use assets, net	305,933	577,079
Intangible assets, net	959,551	968,131
Goodwill	—	135,388
Accounts receivable, net, noncurrent	69	61,943
Finance lease receivables, net, noncurrent	92,980	473,472
Due from a related party, noncurrent	6,635,746	—
Other assets - discontinued operations	—	4,674,403
Total other assets	8,619,806	7,704,534

Total assets	$19,878,117	$22,303,279

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from financial institution	$145,542	$—
Accounts payable	14,446	44,769
Advances from customers	120,629	110,173
Accrued expenses and other liabilities	2,444,367	2,873,227
Due to related parties and affiliates	11,682	82,909
Operating lease liabilities	50,177	109,813
Operating lease liabilities - related parties	330,781	243,726
Financing lease liabilities	304,557	358,135
Derivative liabilities	2,215,204	1,278,926
Current liabilities - discontinued operations	528,426	11,677,266
Total current liabilities	6,165,811	16,778,944

Other liabilities
Operating lease liabilities, non-current	47,910	95,886
Operating lease liabilities, non-current - related parties	226,896	341,549
Financing lease liabilities, non-current	1,376	218,944
Deferred tax liability	46,386	44,993
Other liabilities - discontinued operations	—	2,250,393
Total other liabilities	322,568	2,951,765

Total liabilities	6,488,379	19,730,709

Commitments and contingencies

Mezzanine Equity (redeemable)
Series A convertible preferred stock (par value $0.0001 per share, 5,000 shares authorized; 5,000 and 0 shares issued and outstanding at March 31, 2022 and 2021, respectively), net of issuance costs of $118,344	820,799	—

Stockholders’ equity
Common stock (par value $0.0001 per share, 10,000,000 shares authorized; 6,186,783 and 4,978,073 shares issued and outstanding at March 31, 2022 and 2021, respectively)*	630	498
Additional paid-in capital	42,803,033	40,759,807
Accumulated deficit	(34,601,545)	(34,064,921)
Accumulated other comprehensive loss	(109,454)	(838,671)
Total Senmiao Technology Limited stockholders’ equity	8,092,664	5,856,713

Non-controlling interests	4,476,275	(3,284,143)

Total equity	12,568,939	2,572,570

Total liabilities, mezzanine equity and equity	$19,878,117	$22,303,279

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollar, except for the number of shares)

	For the Year Ended March 31,
	2022	2021

Revenues	$4,913,102	$2,188,840
Cost of revenues	(6,511,031)	(1,984,079)
Gross profit (loss)	(1,597,929)	204,761

Operating expenses
Selling, general and administrative expenses	(9,525,408)	(5,905,579)
Provision for doubtful accounts, net of recovery	(235,279)	(299,658)
Impairments of inventories	(60,398)	—
Impairments of long-lived assets and goodwill	(142,974)	(10,953)
Total operating expenses	(9,964,059)	(6,216,190)

Loss from operations	(11,561,988)	(6,011,429)

Other income (expense)
Other income (expense), net	(107,444)	301,269
Interest expense	(5,893)	—
Interest expense on finance leases	(55,844)	(46,518)
Change in fair value of derivative liabilities	6,951,482	(1,710,415)
Issuance cost incurred for issuing series A convertible preferred stock	(821,892)	—
Total other income (expense), net	5,960,409	(1,455,664)

Loss before income taxes	(5,601,579)	(7,467,093)

Income tax expense	(4,566)	(8,332)

Net loss from continuing operations	(5,606,145)	(7,475,425)

Discontinued operation:
Loss from discontinued operations, net of applicable income taxes	(2,747,209)	(5,187,214)
Net gain from deconsolidation of VIEs - discontinued operations	10,975,101	—
Gain (loss) from discontinued operations	8,227,892	(5,187,214)

Net income (loss)	2,621,747	(12,662,639)

Net (income) loss attributable to non-controlling interests from continuing operations	(3,872,645)	970,019
Net loss attributable to non-controlling interests from discontinued operations	714,274	1,332,562

Net loss attributable to the Company’s stockholders	$(536,624)	$(10,360,058)

Net income (loss)	$2,621,747	$(12,662,639)

Other comprehensive loss
Foreign currency translation adjustment	64,470	(314,669)

Comprehensive income (loss)	2,686,217	(12,977,308)

less: Total comprehensive income (loss) attributable to noncontrolling interests	3,142,520	(2,286,057)

Total comprehensive loss attributable to stockholders	$(456,303)	$(10,691,251)

Weighted average number of common stock
Basic and diluted*	5,726,997	3,943,089

Earnings (loss) per share - basic and diluted*
Continuing operations	$(1.66)	$(1.65)
Discontinued operations	$1.56	$(0.98)

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2022 and 2021

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2020	2,900,882	$290	$27,015,748	$(23,704,863)	$(507,478)	$(1,331,340)	$1,472,357
Net loss	—	—	—	(10,360,058)	—	(2,302,581)	(12,662,639)
Exercise of Series A warrants into common stock	126,609	13	683,033	—	—	—	683,046
Exercise of Placement warrants into common stock	13,335	1	(1)	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	1,769,841	—	—	—	1,769,841
Issuance of common stock and warrants in an underwritten direct offering, net of issuance costs	1,200,000	120	5,261,177	—	—	—	5,261,297
Issuance of common stock pursuant to exercise of underwriters’ over-allotment option, net of issuance costs	180,000	18	836,982	—	—	—	837,000
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	507,247	51	5,743,854	—	—	—	5,743,905
Fair value of warrants allocated to derivative liabilities	—	—	(995,822)	—	—	—	(995,822)
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	50,000	5	444,995	—	—	—	445,000
Acquisition of business entities	—	—	—	—	—	333,254	333,254
Foreign currency translation adjustment	—	—	—	—	(331,193)	16,524	(314,669)
BALANCE, March 31, 2021	4,978,073	$498	$40,759,807	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net income (loss)	—	—	—	(536,624)	—	3,158,371	2,621,747
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	553,192	56	2,208,593	—	—	—	2,208,649
Issuance of restricted stock units	9,546	9	104,991	—	—	—	105,000
Exercise of Series A warrants into common stock	4,403	4	22,011	—	—	—	22,015
Fair value of derivative liabilities upon exercise of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock in purchase of XXTX’s remaining NCI	533,167	53	(1,357,637)	—	(21,762)	1,379,346	—
Issuance of common stock for consulting service	100,000	10	652,990	—	—	—	653,000
Foreign currency translation adjustment	—	—	—	—	80,321	(15,851)	64,470
Recognition of non-controlling interest from acquired equity interest of Sichuan Senmiao upon termination of the VIE agreement	—	—	366,604	—	—	(366,604)	—
Deconsolidation of discontinued operation	—	—	—	—	670,658	3,605,156	4,275,814
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	8,402	—	—	—	—	—	—
BALANCE, March 31, 2022	6,186,783	$630	$42,803,033	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$2,621,747	$(12,662,639)
Net income (loss) from discontinued operations	8,227,892	(5,187,214)
Net loss from continuing operations	(5,606,145)	(7,475,425)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	956,400	85,530
Stock compensation expense	653,000	445,000
Issuance cost incurred for issuing series A convertible preferred stock	821,892	-
Amortization of right-of-use assets	955,443	398,292
Amortization of intangible assets	160,831	107,765
Provision for doubtful accounts, net of recovery	235,279	299,658
Impairments of inventories	60,398	—
Impairments of long-lived assets	142,974	10,953
Gain on disposal of equipment	—	(425)
Change in fair value of derivative liabilities	(6,951,482)	1,710,415
Change in operating assets and liabilities	—	—
Accounts receivable	4,456	162,828
Inventories	(260,464)	172,626
Prepayments, other receivables and other assets	28,254	(1,366,724)
Finance lease receivables	634,103	348,919
Accounts payable	(31,434)	(6,067)
Advances from customers	6,678	47,895
Income tax payable	—	(168)
Accrued expenses and other liabilities	(377,965)	2,123,010
Operating lease liabilities	(240,051)	(64,701)
Operating lease liabilities - related parties	(228,281)	(195,519)
Net cash used in operating activities from continuing operations	(9,036,114)	(3,196,138)
Net cash used in operating activities from discontinued operations	(123,167)	(739,929)
Net Cash Used in Operating Activities	(9,159,281)	(3,936,067)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,223,992)	(2,293,415)
Purchases of intangible assets	(141,730)	(25,347)
Cash released upon termination of a VIE	(193)	—
Cash acquired from XXTX, net of cash paid to XXTX	—	8,065
Net cash used in investing activities from continuing operations	(3,365,915)	(2,310,697)
Net cash used in investing activities from discontinued operations	(111,210)	(200,165)
Net Cash Used in Investing Activities	(3,477,125)	(2,510,862)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	5,771,053	5,743,905
Net proceeds from issuance of common stock and warrants in an underwritten public offering	—	5,261,297
Net proceeds from issuance of common stock upon warrants exercised	22,015	683,046
Net proceeds from issuance of series A convertible preferred stock and warrants in a private placement offering	4,369,937	—
Net proceeds from exercise of underwriters’ over-allotment option	—	837,000
Borrowings from a financial institution	183,390	—
Loan to related parties	—	(101,142)
Repayments to related parties and affiliates	(117,761)	(37,445)
Repayments of current borrowings from financial institutions	(39,613)	—
Principal payments of finance lease liabilities	(433,611)	(2,230,765)
Net cash provided by financing activities from continuing operations	9,755,410	10,155,896
Net cash provided by financing activities from discontinued operations	—	103,881
Net Cash Provided by Financing Activities	9,755,410	10,259,777

Effect of exchange rate changes on cash and cash equivalents	(381,858)	(208,800)

Net (decrease) increase in cash and cash equivalents	(3,262,854)	3,604,048
Cash and cash equivalents, beginning of year	4,448,075	844,027
Cash and cash equivalents, end of year	1,185,221	4,448,075

Less: Cash and cash equivalents from discontinued operations	—	(107,546)

Cash and cash equivalents from continuing operations, end of year	$1,185,221	$4,340,529

Supplemental Cash Flow Information
Cash paid for interest expense	$5,893	$45,764
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$273,555	$3,785,526
Recognition of right-of-use assets and lease liabilities, related parties	$181,620	$—
Recognition of other receivables from Jinkailong upon deconsolidation	$7,298,208	$—
Acquisition of equipment through prepayment and financing lease receivables offset	$—	$941,263
Allocation of fair value of derivative liabilities for issuance of common stock	$7,932,341	$997,193
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$45,674	$1,771,213
Acquisition of XXTX with payables	$—	$317,835
Acquisition of XXTX’s minority interest with issuance of common stock	$1,972,717	$—

The accompanying notes are an integral part of the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in two segments:

(i)automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through its wholly owned subsidiaries, Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its majority owned subsidiary, Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and its equity investee company and former variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).
(ii)online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and other 18 cities in China as of the filing date of these consolidated financial statements.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. Jinkailong facilitated automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services. Yicheng holds a business license for automobiles sale and has been engaged in automobile sales since June 2019. Yicheng used to have a license of financial leasing, which was terminated since June 2022. The Company also has been engaged in operating leasing services through Jinkailong and Hunan Ruixi since March 2019.

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which Senmiao Consulting shall acquire all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share (the “Common Stock”) at a per share price of the average closing price of a share of Common Stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders have been completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting.

As of the filing date of these consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB36.86 million (approximately $5.81 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of March 31, 2022, XXTX had eight wholly owned subsidiaries and only one of them has operations.

In December 2020, Senmiao Consulting formed Corenel, with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel is engaged in automobile operating leases since March 2021.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to Hunan Ruixi for free. However, in November 2021, Xichuang was dissolved. The dissolution of Xichuang did not have a material impact to the Company’s financial results.

In April 2021, the Company formed Senmiao Technology (Hong Kong)., Ltd. (“Senmiao HK”), with a registered capital of $10,000 in Hongkong. The Company holds 99.99% of the equity interests of Senmiao HK. As of the filing date of these consolidated financial statements, Senmiao HK has no operations.

In March 2022, Corenel and another company in Chengdu formed Chengdu Jiekai Technology Ltd. (“Jiekai”), with a registered capital of RMB500,000 (approximately $80,000). Corenel holds 51% of the equity interests of Jiekai. Jiekai is engaged in automobile operating lease business.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investee company, as of the filing date of these consolidated financial statements:

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, please refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 8, 2021. According to the VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao and the financial statements of Sichuan Senmiao are consolidated in the accompanying consolidated financial statements. On March 23, 2022, Senmiao Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and acquired Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination of the Sichuan Senmiao VIE Agreements have no significant impact on the consolidated financial statements.

Former Voting Agreements with Jinkailong’s Other Shareholders

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above shall be terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of March 31, 2022, the parties no longer maintain a concerted action relationship with respect to the decision required to

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association (refer to Note 5).

As a result of the Termination Agreement, Jinkailong ceased to be a VIE to Ruixi. The Company, through Ruixi, retains its 35% equity interests in Jinkailong.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The term of Youlu is similar to the Youlu VIE Agreements with Sichuan Senmiao as described above. According to the VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination had no significant impact on the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets and total liabilities of the Company’s VIEs included in the Company’s consolidated financial statements as of March 31, 2022 and 2021 are as follows after Jinkailong and Youlu deconsolidated from the Company’s consolidated financial statements at March 31, 2022:

	March 31,	March 31,
	2022	2021

Current assets:
Cash and cash equivalents	$—	$27,229
Accounts receivable, net, current portion	—	—
Prepayments, other receivables and other assets, net	—	135
Other receivable- intercompany	—	1,718,343
Current assets - discontinued operations (1)	—	2,995,558
Total current assets	—	4,741,265

Property and equipment, net:
Property and equipment, net	—	—
Property and equipment, net - discontinued operations	—	454,228
Total property and equipment, net	—	454,228

Other assets:
Operating lease right-of-use assets, net, related parties	—	9,896
Other assets - discontinued operations	—	4,674,403
Total other assets	—	4,684,299

Total assets	$—	$9,879,792

Current liabilities:
Accrued expenses and other liabilities	$—	$581,126
Other payable - intercompany	—	2,715,847
Due to related parties and affiliates	—	82,908
Operating lease liabilities - related parties	—	4,989
Current liabilities - discontinued operations (2)	—	15,896,580
Total current liabilities	—	19,281,450

Other liabilities:
Operating lease liabilities, non-current - related parties	—	3,850
Other liabilities - discontinued operations	—	2,250,393
Total other liabilities	—	2,254,243

Total liabilities	$—	$21,535,693
(1)	Includes intercompany receivables of $0 and intercompany payables of $274,731 as of March 31, 2022 and March 31, 2021, respectively.

(2)	Includes intercompany payables of $0 and $4,203,454 as of March 31, 2022 and March 31, 2021, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue, loss from operations and net loss of the VIEs that were included in the Company’s consolidated financial statements for the years ended March 31, 2022 and 2021 are as follows:

	For the Years Ended
	March 31,
	2022	2021*
Net revenue from continuing operations	$32,817	$—
Net revenue from discontinued operations	$6,830,116	$3,978,847
Loss from operations from continuing operations	$(179,068)	$(532,455)
Loss from operations from discontinued operations	$(2,537,715)	$(4,254,403)
Net loss from continuing operations attributable to stockholders	$(175,283)	$(530,983)
Net loss from discontinued operations attributable to stockholders	$(2,032,934)	$(3,722,648)
Net loss attributable to stockholders	$(2,208,218)	$(4,253,630)

* Net revenue, loss from operations and net loss attributable to stockholders for the year ended March 2021 were retroactively restated for comparative purpose.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) net loss of approximately $5.6 million from continuing operations for the year ended March 31, 2022, (2) accumulated deficit of approximately $34.9 million as of March 31, 2022; (3) the working capital deficit of approximately $0.6 million as of March 31, 2022; (4) net operating cash outflows of approximately $9.0 million and $0.1 million from continuing operations and discontinued operations, respectively, for the year ended March 31, 2022; and (5) the purchase commitment of approximately $1.7 million for 100 automobiles. As of the filing date of these consolidated financial statements, the Company has entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million, of which, 100 automobiles of approximately $1.7 million have been purchased in cash and delivered to the Company and the remaining purchase commitment of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions.

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

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these consolidated financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers the Company would be exposed to was approximately $0.8 million as of March 31, 2022, assuming all the automobile purchasers were in default. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

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

The reporting currency of the Company and its subsidiaries and former VIEs is U.S. dollars (“US$”) and the consolidated financial statements have been expressed in US$. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted.

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries and former VIEs are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	March 31,
	2022	2021
Balance sheet items, except for equity accounts	6.3400	6.5527

	For the Years Ended March 31,
	2022	2021
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.4178	6.7960

(d)   Use of estimates

In presenting the consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The inputs into our judgments and estimates consider the economic implications of COVID-19 on the Company’s critical and significant accounting estimates. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, lease classification and liabilities, finance lease receivables, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets and goodwill, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of long-lived assets

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and goodwill, valuation of deferred tax assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities, issuance of common stock and warrants exercised and other provisions and contingencies.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and March 31, 2021:

	Carrying Value at	Fair Value Measurement at
	March 31, 2022	March 31, 2022
		Level 1	Level 2	Level 3
Derivative liabilities	$2,215,204	$—	$—	$2,215,204

	Carrying Value at	Fair Value Measurement at
	March 31, 2021	March 31, 2021
		Level 1	Level 2	Level 3
Derivative liabilities	$1,278,926	$—	$—	$1,278,926

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended March 31, 2022 and 2021:

				August	February
				2020	2021
				Underwritten	Registered	May 2021		November 2021
	2019 Registered Direct Offering			Public	Direct	Registered Direct Offering		Private Placement
	Series A	Series B	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2020	$315,923	$1,371	$25,236	$—	$—	$—	$—	$—	$—	$342,530
Derivative liabilities recognized at grant date	—	—	—	241,919	755,274	—	—	—	—	997,193
Change in fair value of derivative liabilities	1,234,630	—	138,336	455,162	(117,713)	—	—	—	—	1,710,415
Fair value of warrants exercised	(1,470,285)	—	—	(299,556)	—	—	—	—	—	(1,769,841)
Warrant forfeited due to expiration	—	(1,371)	—	—	—	—	—	—	—	(1,371)
BALANCE as of March 31, 2021	80,268	—	163,572	397,525	637,561	—	—	—	—	1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	—	3,313,864	248,541	4,060,857	310,173	7,933,435
Change in fair value of derivative liabilities	(32,680)	—	(153,047)	(352,944)	(572,018)	(2,535,376)	(190,154)	(2,895,392)	(219,871)	(6,951,482)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	—	—	(45,675)
BALANCE as of March 31, 2022	$1,913	$—	$10,525	$44,581	$65,543	$778,488	$58,387	$1,165,465	$90,302	$2,215,204

On June 21, 2019, the Company closed a registered direct offering of an aggregate of 178,137 (1,781,361 pre reverse split) shares of common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 133,603 (1,336,021 pre reverse split) shares of common stock, (ii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 111,632 (1,116,320 pre reverse split) shares of common stock and (iii) placement

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agent warrants to purchase up to 14,251 (142,509 pre reverse split) shares of common stock (the “June 2019 Placement Agent Warrants”).

On August 6, 2020, the Company completed a public offering of 1,200,000 (12,000,000 pre reverse split) shares of the Company’s common stock at $5.0 ($0.50 pre-reverse split) per share (the “Offering Price”), pursuant to an underwriting agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the several underwriters (the “Underwriters”). On August 13, 2020, the Underwriters exercised their rights to purchase an additional 180,000 (1,800,000 pre reverse split) shares of common stock at the Offering Price. In connection with the offering, the Company issued the Underwriters, on a private placement basis, warrants to purchase up to 56,800 (568,000 pre reverse split) shares of common stock (the “Underwriters’ Warrants”). The Underwriters’ Warrants are exercisable for a period of five years commencing six months from August 4, 2020 at a price per share equal to 125% of the Offering Price and are exercisable on a “cashless” basis.

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

On February 10, 2021, the Company completed a registered direct offering of 507,247 (5,072,465 pre reverse split) shares of the Company’s common stock at $13.8 ($1.38 pre-reverse split) per share, pursuant to a placement agency agreement with FT Global Capital, Inc., as exclusive placement agent in connection with this offering. In connection with the offering, the Company issued the placement agent warrants to purchase up to 38,044 (380,435 pre reverse split) shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $13.8 ($1.38 pre-reverse split) per share and are exercisable on a “cashless” basis. In addition, the company issued to the Underwriters seven percent of the gross proceeds from the offering and warrants to purchase up to 15,218 (152,174 pre reverse split) shares of its common stock, in consideration for the termination of the ROFR as mentioned above. These warrants are exercisable for a period of five years from February 8, 2020 at a price of $17.25 ($1.725 pre-reverse split) per share.

On May 13, 2021, the Company completed a registered direct offering of 553,192 (5,531,916 pre-reverse split) shares of the Company’s common stock at $11.75 ($1.175 pre-reverse split) per share, pursuant to a securities purchase agreement with certain purchasers dated May 11, 2021. As a result, the Company raised approximately $5.8 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 553,192 (5,531,916 pre-reverse split) shares of common stock at an exercise price of $10.5 ($1.05 pre-reverse split) per share (the “May 2021 Investors Warrants”). The warrants have a term of five years and are exercisable at any time on or after the issuance date. In connection with the offering, the Company paid the placement agent cash commission of approximately $487,500 and issued to it warrants to purchase up to 41,490 (414,894 pre-reverse split) shares of common stock at an exercise price of $10.5 ($1.05 pre reverse split) per share (the “May 2021 Placement Agent Warrants”), which warrants will be exercisable at any time on or after the issuance date and expire on the fifth-year anniversary of their issuance.

On November 10, 2021, the Company completed a private placement of 5,000 shares of the Company’s series A convertible preferred stock at $1,000 per share, pursuant to a securities purchase agreement with certain institutional investors. As a result, the Company raised approximately $4.4 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 735,295 (7,352,941 pre-reverse split) shares of common stock at an exercise price of $8.20 ($0.82 pre-reverse split) per share (the “November 2021 Investors Warrants”). The warrants have a term of five years and are exercisable at any time on or after the initial exercisability date. In connection with the offering, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 55,148 (551,471 pre-reverse split) shares of common stock at an exercise price of $6.80 ($0.68 pre-reverse split) per share (the “November 2021 Placement Agent Warrants”), which warrants will be exercisable at any time beginning from the date of six months from the closing of the Offering and expire on the fifth-year anniversary of their issuance. The Series A Convertible Preferred Stock is redeemable as change of control occur. A discount to the redemption amount of a contingently redeemable preferred share should be amortized only once it is probable the share will become redeemable. The Company determined that the redemption is uncertain as the cash redemption feature upon change of control is at the option of the holder, and the redemption date upon the change of control is uncertain.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The strike price of the Company’s Series A and Series B warrants, the placement agent warrants, the Underwriters’ Warrants, the ROFR warrants, and the investors warrants are denominated in US$ and the Company’s functional currency is RMB; therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of March 31, 2022 and March 31, 2021.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	735,295	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$8.20	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of March 31, 2022
			August 4,
	June 20, 2019		2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	2,590	14,251	31,808	38,044	15,218	553,192	41,490	735,295	55,148
Valuation date	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022
Exercise price*	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$8.20	$6.80
Stock price*	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Expected term (years)	1.22	1.22	3.35	3.87	3.87	4.12	4.12	4.62	4.62
Risk-free interest rate	1.77%	1.77%	2.44%	2.44%	2.44%	2.43%	2.43%	2.43%	2.43%
Expected volatility	123%	123%	123%	123%	123%	123%	123%	123%	123%

	As of March 31, 2021
	June 20, 2019		August 4, 2020	February 10, 2021
	Series A	Placement Agent	Underwriters’	Placement Agent	ROFR
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	6,993	14,251	31,808	38,044	15,218
Valuation date	3/31/2021	3/31/2021	3/31/2021	3/31/2021	3/31/2021
Exercise price*	$5.00	$5.00	$6.30	$13.80	$17.30
Stock price*	$14.00	$14.00	$14.00	$14.00	$14.00
Expected term (years)	2.22	2.22	4.35	4.87	4.87
Risk-free interest rate	0.20%	0.20%	0.73%	0.88%	0.88%
Expected volatility	132%	132%	132%	132%	132%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

As of March 31, 2022 and 2021, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2022 and March 31, 2021.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)   Business combinations and non-controlling interests

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations.” The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by the Company and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements.

For the Company’s non-wholly owned subsidiaries, a non-controlling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. The cumulative results of operations attributable to non-controlling interests are also recorded as non-controlling interests in the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive loss. Cash flows related to transactions with non-controlling interests are presented under financing activities in the consolidated statements of cash flows.

(g)   Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company’s management team. During the year ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments as set forth in Notes 1 and 20.

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

(i)   Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and March 31, 2021, allowance for doubtful accounts amounted to $112,905 and $1,739, respectively, was provided for continuing operations. As of March 31, 2021, allowance for doubtful accounts amounted to $76,428 was provided for discontinued operations.

(j)   Inventories

Inventories consist of automobiles which are held primarily for sale and for leasing purposes, and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on changes in underlying facts and circumstances. As of March 31, 2022, impairments of inventories amounted to $60,398 was provided for certain vehicles held for sale.

(k)   Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and March 31, 2021, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of March 31, 2022 and March 31, 2021, finance lease receivables consisted of the following:

	March 31,	March 31,
	2022	2021
Minimum lease payments receivable	$511,030	$1,343,662
Less: Unearned interest	(103,786)	(328,585)
Financing lease receivables, net	$407,244	$1,015,077
Finance lease receivables, net, current portion	$314,264	$541,605
Finance lease receivables, net, non-current portion	$92,980	$473,472

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2022 are as follows:

Minimum future
payments receivable
Twelve months ending March 31, 2023	$345,425
Twelve months ending March 31, 2024	150,633
Twelve months ending March 31, 2025	14,972
Total	$511,030

(l)   Property and equipment, net

Property and equipment primarily consist of automobiles, leasehold improvements, computers and other equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2022 and 2021, the Company did not recognize impairment for property and equipment from continuing operations. For the years ended March 31, 2022 and 2021, the impairment for property and equipment was $32,479 and $10,459 from discontinued operations, respectively.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(m)   Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years
Online ride-hailing platform operating license	2-10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2022 and 2021, there was no impairment of intangible assets.

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

For the years ended March 31, 2022 and 2021, the Company recorded an impairment of $139,930 and $0 against goodwill, respectively.

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

As of March 31, 2022, the Company’s dilutive securities from series A convertible preferred stock are convertible into approximately 735,295 (7,352,941 pre-reverse split) shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p)  Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-s99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Company.

(q)    Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on the Company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

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

As of March 31, 2022, the Company had outstanding contracts for automobile transaction and related services amounting to $136,418, of which $91,448 is expected to be completed within twelve months after March 31, 2022, and $44,971 is expected to be completed after March 31, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended
	March 31,
	2022	2021
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$1,722,480	$224,590
- Service fees from NEVs leasing	126,227	—
- Financing revenues	101,828	184,115
- Service fees from management and guarantee services	73,554	79,565
- Service fees from automobile purchase services	1,468	188,822
- Revenues from sales of automobiles	26,019	487,947
- Other service fees	196,069	120,547
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	2,247,645	1,285,586
Online Ride-hailing Platform Services (Continuing Operations)	2,665,457	903,254
Total Revenues from Continuing Operations	4,913,102	2,188,840
Online Lending Services (Discontinued Operations)
-Transaction fees	—	3,488
- Service fees	—	3,665
Total revenues from Online Lending Services (Discontinued Operations)	—	7,153
Automobile Transaction and Related Services (Discontinued Operations)
-Operating lease revenues from automobile rentals	5,452,483	3,207,781
- Commissions from online ride-hailing platforms	399,600	32,797
- Service fees from NEVs leasing	232,295	—
-Financing revenues	15,855	43,744
-Service fees from management and guarantee services	217,838	206,248
-Facilitation fees from automobile transactions	—	1,665
-Other service fees	512,045	479,459
Total revenues from Automobile Transaction and Related Services (Discontinued Operations)	6,830,116	3,971,694
Total Revenues from Discontinued Operations	6,830,116	3,978,847
Total revenues	$11,743,218	$6,167,687

Automobile transaction and related services

Operating lease revenues from automobile rentals –The Company generates revenue from sub-leasing automobiles from some online ride-hailing drivers or third-parties and leasing its own automobiles. The Company recognizes revenue wherein an automobile is transferred to the lessees and the lessees has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period. Rental periods are short term in nature, generally are twelve months or less.

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

Sales of automobiles – The Company generated revenue from sales of automobiles to the customers of Jinkailong and Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi or Jinkailong and the customers. The Company recognizes revenues when an automobile is delivered and control is transferred to the purchaser at a point in time. Accounts receivable related to the revenue are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Service fees from NEVs leasing and automobile purchase services – Services fees from NEVs leasing and automobile purchase services are paid by lessees who rent new energy electric vehicles from the Company or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while the fees for purchase is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and an automobile is delivered to the purchaser at a point in time. Accounts receivable related to the revenue from NEVs leasing is collected upon the NEVs are delivered to lessees while accounts receivables from purchase services are being collected over 36 to 48 months. The interest component is included in the non-current portion of the accounts receivable.

Online ride-hailing platform services

The Company generates revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders (“Riders”) looking for taxi/ride-hailing services. The Company earns commissions for each completed ride in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, the Company bears a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. The Company recognizes revenue upon completion of a ride as the single performance obligation is satisfied and the Company has the right to receive payment for the services rendered upon the completion of the ride. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the Rider and is the principal (i.e., “gross”), or it arranges for other parties to provide the service to the Rider and is an agent (i.e., “net”). Since the Company is not primarily responsible for ride-hailing services provided to Riders, it does not have inventory risk related to the services. Thus, the Company recognizes revenue at a net basis.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these revenues are recognized in a manner consistent with the guidance for service fees from automobile purchase services, facilitation fees from automobile transactions, and service fees from management and guarantee services as discussed above.

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2022, the Company’s pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2022 and March 31, 2021. As of March 31, 2022, the calendar years ended December 31, 2016 through 2020 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

(t)   Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and foreign currency adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive income (loss), as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended March 31, 2022 and 2021, the Company recognized impairment loss on its finance lease ROU assets of $3,044 and $10,953, respectively, from its continuing operations. For the years ended March 31, 2022 and 2021, the Company recognized impairment loss of $0 and $109,427 on its finance lease ROU assets from its discontinued operations, respectively.

(w)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On March 31, 2022 and March 31, 2021, approximately $117,000 and $1,560,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On March 31, 2022 and March 31, 2021, approximately $874,000 and $2,339,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $80,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2022 and March 31, 2021, allowance for doubtful accounts amounted to $112,905 and $1,739 was provided for continuing operations, respectively. As of March 31, 2021, allowance for doubtful accounts amounted to $76,428 was provided for discontinued operations. For the years ended March 31, 2022 and 2021, the Company wrote off accounts receivable of $44,227 and $89,921 from continuing operations, respectively, which represent due from automobile purchasers from continuing operation. For the years ended March 31, 2022 and 2021, the Company wrote off accounts receivable of $16,273 and $395,463 from discontinued operations, respectively, which represent due from automobile purchasers.

2)   Foreign currency risk

As of March 31, 2022 and March 31, 2021, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $117,000 and $2,073,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB was appreciated from 6.55 RMB into US$1.00 on March 31, 2021 to 6.34 RMB into US$1.00 on March 31, 2022.

(x) Reclassification

Certain items of operating expenses in the consolidated statements of operations and comprehensive of comparative period have been reclassified to conform to the consolidated financial statements for the current period. The reclassification has no impact on net loss.

(y)   Recently issued accounting standards

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not yet adopted this update and it will become effective on April 1, 2023, assuming the Company will remain eligible to be smaller reporting company. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The adoption of this standard on April 1, 2021 did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendment in this Update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, the Board decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company has adopted this standard for the fiscal year beginning April 1, 2021.

In May 2021, The FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendments in this Update provide the following guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic: (1) An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. (2) An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: a. For a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged. Specifically, an entity should consider: a. An increase or a decrease in the fair value of the modified or exchanged written call option in applying the 10 percent cash flow test and/or calculating the fees between debtor and creditor in accordance with Subtopic 470-50, Debt—Modifications and Extinguishments. ii. An increase (but not a decrease) in the fair value of the modified or exchanged written call option in calculating the third-party costs in accordance with Subtopic 470-50. b. For all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. c. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration, as follows: a. A financing transaction to raise equity. The effect should be recognized as an equity issuance cost in accordance with the guidance in Topic 340, Other Assets and Deferred Costs. b. A financing transaction to raise or modify debt. The effect should be recognized as a cost in accordance with the guidance in Topic 470, Debt, and Topic 835, Interest. c. Other modifications or exchanges that are not related to financings or compensation for goods or services or other exchange 3 transactions within the scope of another Topic. The effect should be recognized as a dividend. For entities that present EPS in accordance with Topic 260, that dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation—Stock Compensation. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total effect of the modification should be allocated to the respective elements in the transaction. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures. The Company is currently evaluating the impact of this new standard on Company’s consolidated financial statements and related disclosures. Adoption of this new update will not materially impact the Company’s consolidated financial statements and related disclosures.

In July 2021, The FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. The amendments amend the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3. (2) The lessor would have otherwise recognized a day-one loss. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The leased asset continues to be subject to the measurement and impairment requirements under other applicable GAAP 3 before and after the lease transaction (for example, Topic 360, Property, Plant, and Equipment). The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. Adoption of this new update will not materially impact the Company’s consolidated financial statements and related disclosures.

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

In October 2021, The Company, Senmiao Consulting, XXTX and its shareholders entered into a Share Swap Agreement, pursuant to which the Company, through Senmiao Consulting, purchased all of the equity shares of XXTX held by its shareholders by issuing a total of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock to XXTX’s Shareholders. Upon closing, the Company, through Senmiao Consulting, owns 100% of the equity interests in XXTX. On November 9, 2021, the issuance of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock for this transaction has been completed and on March 31, 2022, the registration procedures for the change in shareholders have been completed. As of the filing date of these consolidated financial statements, Senmiao Consulting has made a capital contribution of RMB36.86 million (approximately $5.81 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company acquired $8,065 in cash, net of cash paid to XXTX in the acquisition of XXTX. The remaining purchase consideration of approximately $0.3 million from XXTX Investment Agreement signed on September 11, 2020 and approximately $5.7 million additional capital investment from XXTX Increase Investment Agreement signed on February 5, 2021 mentioned above are expected to be paid by the Company by December 31, 2025.

Under ASC 805-30-30-1, goodwill is calculated as follows as of March 31, 2022:

Fair value
Purchase consideration paid	$472,573
Fair value of non-controlling interest	326,570
Less: fair value of nets assets of XXTX:
Cash and cash equivalents	105,386
Other current assets	525,005
Plant and equipment	790
Intangible assets	265,536
Total assets	896,717
Total liabilities	(230,247)
Total fair value of net assets of XXTX	666,470
Goodwill as of the acquisition date	132,673
Effect of exchange rate changes on goodwill	7,257
Less: impairment loss of goodwill	(139,930)
Goodwill as of March 31, 2022	$—

5.     DISCONTINUED OPERATIONS

Discontinued operations- Online P2P lending services

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the year ended March 31, 2022.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of Online P2P lending services in consolidated balance sheet as of March 31, 2022 and March 31, 2021.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts of major classes of assets included as part of discontinued operations of Online P2P lending services:

	March 31,	March 31,
	2022	2021

Current assets
Prepayments, other receivables and other assets, net	$—	$393,348
Total current assets	—	393,348

Property and equipment, net	—	5,592

Total assets	$—	$398,940

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	March 31,	March 31,
	2022	2021

Current liabilities
Accrued expenses and other liabilities	$509,540	$2,288,066
Due to a stockholder	18,886	48,795
Total current liabilities	528,426	2,336,861

Total liabilities	$528,426	$2,336,861

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Online P2P lending services in the consolidated statements of operations and comprehensive loss for the years ended March 31, 2022 and 2021.

	For the Years Ended
	March 31,
	2022	2021
Revenues	$—	$7,153

Operating expenses
Selling, general and administrative expenses	—	(88,438)
Total operating expenses	—	(88,438)

Loss from discontinued operations	—	(81,285)

Other income, net	—	19,309

Loss before income taxes	—	(61,976)

Income tax expenses	—	—

Net loss attributable to stockholders	$—	$(61,976)

Discontinued operation- Jinkailong

On March 31, 2022, Ruixi, a majority owned subsidiary of the Company, holding 35% equity interest of Jinkailong, entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on August 26, 2018 (“Voting Agreement No.1”) and the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on February 13, 2020 (“Voting Agreement No.2”, collectively, “Voting Agreements”) shall be terminated as of the date of the Termination Agreement. As a result, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of March 31, 2022, the paid-in capital of Jinkailong is zero.

In connection with the deconsolidation and in accordance with ASC 810-10-40-5, the Company recorded a gain on deconsolidation of Jinkailong as follows:

	Consolidation included
	Jinkailong as of	Deconsolidation	Consolidation as of
	March 31, 2022	of Jinkailong	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,241,452	$(56,231)	$1,185,221
Accounts receivable, net, current portion	766,373	(348,351)	418,022
Inventories	286,488	—	286,488
Finance lease receivables, net, current portion	314,264	—	314,264
Prepayments, other receivables and other assets, net	3,699,361	(986,153)	2,713,208
Due from related parties, current portion (1)	51,135	631,200	682,335
Total current assets	6,359,073	(759,535)	5,599,538

Property and equipment, net
Property and equipment, net	5,916,327	(257,554)	5,658,773
Total property and equipment, net	5,916,327	(257,554)	5,658,773

Other assets
Operating lease right-of-use assets, net	306,330	(196,709)	109,621
Operating lease right-of-use assets, net, related parties	515,906	—	515,906
Financing lease right-of-use assets, net	1,349,922	(1,043,989)	305,933
Intangible assets, net	959,551	—	959,551
Accounts receivable, net, noncurrent	2,732	(2,663)	69
Finance lease receivables, net, noncurrent	92,980	—	92,980
Due from a related party, noncurrent (1)	—	6,635,746	6,635,746
Total other assets	3,227,421	5,392,385	8,619,806

Total assets	$15,502,821	$4,375,296	$19,878,117

LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Borrowings from financial institutions	$471,913	$(326,371)	$145,542
Accounts payable	14,446	-	14,446
Advances from customers	1,087,928	(967,299)	120,629
Income tax payable	17,992	(17,992)	—
Accrued expenses and other liabilities	7,316,269	(4,871,902)	2,444,367
Due to related parties and affiliates	478,825	(467,143)	11,682
Operating lease liabilities	164,321	(114,144)	50,177
Operating lease liabilities - related parties	330,781	—	330,781
Financing lease liabilities	3,502,481	(3,197,924)	304,557
Derivative liabilities	2,215,204	—	2,215,204
Current liabilities - discontinued operations	528,426	—	528,426
Total current liabilities	16,128,586	(9,962,775)	6,165,811

Other liabilities
Borrowings from financial institutions, noncurrent	9,271	(9,271)	—
Operating lease liabilities, non-current	135,323	(87,413)	47,910
Operating lease liabilities, non-current - related parties	226,896	—	226,896
Financing lease liabilities, non-current	793,980	(792,604)	1,376
Deferred tax liability	46,386	—	46,386
Total other liabilities	1,211,856	(889,288)	322,568

Total liabilities	17,340,442	(10,852,063)	6,488,379

Commitments and contingencies

Mezzanine Equity (redeemable)
Series A convertible preferred stock (par value $0.0001 per share, 5,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2021), net of issuance costs of $118,344	820,799	—	820,799

Stockholders’ equity (deficiency)
Common stock (par value $0.0001 per share, 10,000,000 shares authorized; 6,186,783 shares issued and outstanding at March 31, 2022.) (2)	630	—	630
Additional paid-in capital	42,803,033	—	42,803,033
Accumulated deficit	(45,553,090)	10,951,545	(34,601,545)
Accumulated other comprehensive income (loss)	(780,112)	670,658	(109,454)
Total Senmiao Technology Limited stockholders’ equity (deficiency)	(3,529,539)	11,622,203	8,092,664

Non-controlling interests	871,119	3,605,156	4,476,275

Total equity (deficiency)	2,658,420	15,227,359	12,568,939

Total liabilities and equity (deficiency)	$15,502,821	$4,375,296	$19,878,117

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) As result of deconsolidation, the Company recognized $7,298,208 of related party receivable from Jinkailong, of which, $6,635,746 is to be repaid over a period from April 2023 to December 2026, classified as due from related parties, noncurrent. Besides, the deconsolidation also excluded $31,263 receivables due from related parties, which was recorded by Jinkailong.

(2) Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The gain on deconsolidation of Jinkailong was calculated as follows:

March 31,
2022
Carrying amount of net deficit of Jinkailong as of March 31, 2022	$15,227,359
Carrying amount of non-controlling interest	(3,605,156)
Cumulative currency translation adjustment removal	(670,658)
Net gain on deconsolidation of Jinkailong	$10,951,545

The Company determined that the deconsolidation of Jinkailong represented a major shift that will have a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45.

The following table sets forth the reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of Jinkailong in consolidated balance sheet as of March 31, 2022 and March 31, 2021.

Carrying amounts of major classes of assets included as part of discontinued operations of Jinkailong:

	March 31,	March 31,
	2022	2021
Current assets
Cash and cash equivalents	$—	$107,546
Accounts receivable, net	—	935,164
Prepayments, receivables and other assets, net	—	1,245,195
Due from related parties	—	39,572
Total current assets	—	2,327,477

Property and equipment, net	—	448,816

Other assets
Operating lease right-of-use assets, net	—	265,470
Financing lease right-of use assets, net	—	4,201,693
Accounts receivable, net, noncurrent	—	207,240
Total other assets	—	4,674,403

Total assets	$—	$7,450,696

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts of major classes of liabilities included as part of discontinued operations of Jinkailong:

	March 31,	March 31,
	2022	2021
Current liabilities
Borrowings from financial institutions	$—	$310,662
Advance from customers	—	45,413
Income tax payable	—	17,408
Accrued expenses and other liabilities	—	3,782,365
Due to related parties and affiliates	—	269,918
Operating lease liabilities	—	99,831
Finance lease liabilities	—	4,814,808
Total current liabilities	—	9,340,405

Other liabilities
Borrowings from financial institutions, noncurrent	—	44,962
Operating lease liabilities, non-current	—	167,822
Financing lease liabilities, non-current	—	2,037,609
Total other liabilities	—	2,250,393

Total liabilities	$—	$11,590,798

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Jinkailong in the consolidated statements of operations and comprehensive loss for the years ended March 31, 2022 and 2021.

	For the Years Ended
	March 31,
	2022	2021
Revenues	$6,830,116	$3,971,694
Cost of revenues	(5,183,806)	(3,985,413)
Gross profit	1,646,310	(13,719)

Operating expenses
Selling, general and administrative expenses	(4,139,800)	(4,367,529)
Long live assets impairment	(32,479)	(119,886)
Recovery of (Provision for) doubtful account	(11,746)	328,016
Total operating expenses	(4,184,025)	(4,159,399)

Loss from discontinued operations	(2,537,715)	(4,173,118)

Other expense, net	(209,494)	(945,825)

Loss before income taxes	(2,747,209)	(5,118,943)
Income tax expenses	—	(6,295)
Net Loss	(2,747,209)	(5,125,238)
Less: net loss from discontinued operations attributable to noncontrolling interest	714,274	1,332,562
Net loss attributable to stockholders	$(2,032,935)	$(3,792,676)

Discontinued operation- Youlu

On March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the Company recognized a gain of $ 23,556 from the termination.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of March 31, 2022 and March 31, 2021, accounts receivable were comprised of the following:

	March 31,	March 31,
	2022	2021
Receivables of automobile sales due from automobile purchasers	$392,530	$760,126
Receivables of service fees due from automobile purchasers	17,350	731,962
Receivables of online ride hailing fees from online ride-hailing drivers	121,116	162,197
Receivables of operating lease	—	170,707
Less: Unearned interest	—	(40,447)
Less: Allowance for doubtful accounts	(112,905)	(78,167)
Accounts receivable, net	418,091	1,706,378
Accounts receivable, net – discontinued operations	—	(1,142,404)
Accounts receivable, net – continuing operations	$418,091	$563,974

Accounts receivable, net, current portion – continuing operations	$418,022	$502,031
Accounts receivable, net, non-current portion – continuing operations	69	61,943
Accounts receivable, net, current portion – discontinued operations	—	935,164
Accounts receivable, net, non-current portion – discontinued operations	$—	$207,240

Movement of allowance for doubtful accounts for March 31, 2022 and March 31, 2021 are as follows:

	March 31,	March 31,
	2022	2021
Beginning balance	$78,167	$379,689
Addition	153,988	374,785
Recovery	—	(209,723)
Write off	(44,227)	(485,384)
Deconsolidation of Jinkailong	(76,428)	—
Translation adjustment	1,405	18,800
Ending balance	$112,905	$78,167

7.     INVENTORIES

	March 31,	March 31,
	2022	2021
Automobiles (i)	$286,488	$127,933
(i)

As of March 31, 2022, the Company owned 36 automobiles with a total value of $346,886 for sale or sales-type leases. As of March 31, 2021, the Company owned three automobiles with a total value of $47,410 for sale, and six automobiles with a total value of $80,523 for either leasing or sale.

As of March 31, 2022 and March 31, 2021, management compared the cost of automobiles with their net realizable value and recognized impairments of $60,398 and $0 for certain automobiles for sale, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of March 31, 2022 and March 31, 2021, the prepayments, receivables and other assets were comprised of the following:

	March 31,	March 31,
	2022	2021
Receivables from borrowers of online lending platform, net (i)	$—	$393,348
Prepaid expenses (ii)	957,200	829,032
Deposits (iii)	731,279	537,619
Value added tax (“VAT”) recoverable	597,884	99,445
Due from automobile purchasers, net (iv)	238,421	504,792
Receivables from aggregation platforms (v)	163,384	867,614
Prepayments for automobiles (vi)	—	1,026,802
Employee advances	11,054	9,739
Others	13,986	30,235
Total prepayments, receivables and other assets	2,713,208	4,298,626
Total prepayments, receivables and other assets - discontinued operations	—	(1,638,543)
Total prepayments, receivables and other assets - continuing operations	$2,713,208	$2,660,083

(i)     Receivables from borrowers of online lending platform, net

The balance of receivables from borrowers of online lending platform represented the outstanding loans the Company assumed from investors on the Company’s discontinued P2P lending platform, which will be collected from related borrowers. As of March 31, 2022 and March 31, 2021, the Company recorded allowance of $4,024,651 and $3,894,011, respectively, against doubtful receivables.

(ii)    Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(iii)   Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform.

(iv)   Due from automobile purchasers, net

The balance due from automobile purchasers represented the payment of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2022 and 2021, the Company recorded allowance of $0 and $3,240, from continuing operations, respectively, against doubtful receivables. As of March 31, 2021, the Company recorded allowance of $38,519 from discontinued operations against doubtful receivables.

During the years ended March 31, 2022 and 2021, the Company recorded additional allowances of $84,600 and $175,460, respectively, while wrote off balance due from automobile purchasers of $84,600 and $172,336, respectively, and recovered allowance against the balance due from automobile purchasers of $3,308 and $0, respectively from continuing operations. During the years ended March 31, 2022 and 2021, the Company recorded additional allowances of $35,983 and $93,246, respectively, while wrote off balance due from automobile purchasers of $1,134 and $295,741, respectively, and recovered allowance against the balance due from automobile purchasers of $12,352 and $125,940, respectively from discontinued operations.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(v)    Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company’s online ride-hailing platform.

(vi)   Prepayments for automobiles

The balance represented advanced payments in purchasing automobiles from auto dealers or other parties.

9.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	March 31,
	2022	2021
Leasehold improvements	$198,463	$192,020
Electronic devices	47,849	53,200
Office equipment, fixtures and furniture	81,898	104,735
Vehicles	6,463,698	3,778,811
Subtotal	6,791,908	4,128,766
Less: accumulated depreciation and amortization	(1,133,135)	(423,027)
Total property and equipment, net	5,658,773	3,705,739
Total property and equipment, net - discontinued operations	—	(454,408)
Total property and equipment, net - continuing operations	$5,658,773	$3,251,331

Depreciation expense from continuing operations for the years ended March 31, 2022 and 2021 amounted to $956,400 and $85,530, respectively. Depreciation expense from discontinued operations for the years ended March 31, 2022 and 2021 amounted to $170,177 and $183,683, respectively.

10.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31,	March 31,
	2022	2021
Software	$796,042	$794,548
Online ride-hailing platform operating licenses	450,701	297,258
Less: Accumulated amortization	(287,192)	(123,675)
Total intangible assets, net	$959,551	$968,131

Amortization expense from continuing operations totaled $160,831 and $107,765 for the years ended March 31, 2022 and 2021, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending March 31, 2023	$186,772
Twelve months ending March 31, 2024	178,660
Twelve months ending March 31, 2025	171,289
Twelve months ending March 31, 2026	111,011
Twelve months ending March 31, 2027	79,563
Thereafter	232,256
Total	$959,551

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   BORROWINGS FROM A FINANCIAL INSTITUTIONS

The borrowings from a certain financial institution in China represented the short-term loans of $145,542 as of March 31, 2022. Such borrowings bearing interest rate of 13.04% per annum as of March 31, 2022, which is to be repaid within the next 12 months, were classified as borrowings from financial institutions, current.

The interest expense for the years ended March 31, 2022 and 2021 was $5,893 and $0, from continuing operations, respectively. The interest expense for the years ended March 31, 2022 and 2021 was $501,361 and $579,870 from discontinued operations, respectively, of which, $450,889 and $531,954 were due to continuing operations and eliminated in the consolidation statements of operations and comprehensive loss.

12.   ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	March 31,
	2022	2021
Payables to investors of online lending platform (i)	$—	$1,795,066
Accrued payroll and welfare	1,176,442	1,306,509
Payables to drivers from aggregation platforms (ii)	806,921	2,352,264
Deposits (iii)	783,830	1,639,681
Accrued expenses	94,106	6,090
Payables for expenditures on automobile transaction and related services	56,222	159,388
Loan repayments received on behalf of financial institutions (iv)	28,704	839,770
Other taxes payable	5,260	398,220
Other payables (v)	2,422	446,670
Total accrued expenses and other liabilities	2,953,907	8,943,658
Total accrued expenses and other liabilities - discontinued operations	(509,540)	(6,070,431)
Total accrued expenses and other liabilities - continuing operations	$2,444,367	$2,873,227
(i)

The balance of payables to investors of online lending platform represented the outstanding loans from investors on the Company’s discontinued P2P lending platform, which was assumed by the Company in connection with the Plan to discontinue its online lending services business. As of March 31, 2022, the Company has fully settled the outstanding loans.

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

(v)	The balance of other payables represented amount due to suppliers and vendors for operations purposes.

13.   EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $602,641 and $73,047 for the years ended March 31, 2022 and 2021, respectively, from continuing operations of the Company. The contributions made by the Company were $464,159 and $340,517 for the years ended March 31, 2022 and 2021, respectively, for the Company’s discontinued operations.

As of March 31, 2022 and March 31, 2021, the Company did not make adequate employee benefit contributions in the amount of $963,824 and $111,534, respectively, from continuing operations of the Company. As of March 31, 2021, the Company did not make

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adequate employee benefit contributions in the amount of $897,091 from discontinued operations of the Company. The Company accrued the amount in accrued payroll and welfare.

14.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 pre reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of March 31, 2022, there were 3,794 (37,940 pre reverse split) IPO Underwriter’s Warrants outstanding.

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

2019 Registered Direct Offering Warrants

As of March 31, 2022 and March 31, 2021, there were 16,841 (168,411 pre reverse split) and 21,244 (212,440 pre reverse split) 2019 registered direct offering warrants outstanding, respectively. During the year ended March 31, 2022, the change of fair value was a gain of $185,727 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the year ended March 31, 2021, the change of fair value was a loss of $1,372,966 recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since March 31, 2020. As of March 31, 2022 and March 31, 2021, the fair value of the derivative instrument totaled $12,438 and $243,840, respectively.

August 2020 Underwriters’ Warrants

As of March 31, 2022 and March 31, 2021, there were 31,808 (318,080 pre reverse split) underwriters’ warrants outstanding. During the year ended March 31, 2022, the change of fair value was a gain of $352,944 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the year ended March 31, 2021, the change of fair value was a loss of $455,162, recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of March 31, 2022 and March 31, 2021, the fair value of the derivative instrument totaled $44,581 and $397,525, respectively.

February 2021 Registered Direct Offering Warrants

As of March 31, 2022 and 2021, there were 53,262 (532,609 pre reverse split) February 2021 registered direct offering warrants outstanding. During the year ended March 31, 2022, the change of fair value was a gain of $572,018 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. During the year ended March 31, 2021, the change of fair value was a gain of $117,713 recognized in the accompanying consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of March 31, 2022 and March 31, 2021, the fair value of the derivative instrument totaled $65,543 and $637,561, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 2021 Registered Direct Offering Warrants

The Company allocated the proceeds received between the common stock and warrants first to warrants based on the fair value on the date the proceeds were received with the balance to common stock. The value of the warrants was determined using the Black-Scholes valuation model using the following assumptions: volatility 131%; risk free interest rate 0.84%; dividend yield of 0% and expected term of 5 years of the investors Warrants and placement agent Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of its common stock, the risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants. The expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $7.2 ($0.72 pre reverse split) on May 13, 2021 which was the date the warrants were issued. Net proceeds were allocated as the follows:

Fair value of the warrants	$3,562,404
Common stock	2,208,649
Total net proceeds	$5,771,053

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, on each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). As of March 31, 2022, there were 594,682 (5,946,810 pre reverse split) May 2021 registered direct offering warrants outstanding. During the year ended March 31, 2022, the change of fair value was a gain of $2,725,530 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since issuance. As of March 31, 2022, the fair value of the derivative instrument totaled $836,875.

November 2021 Private Placement Warrants

In connection with November 2021 private placement, the company issued 735,295 (7,352,941 pre reverse split) and 55,148 (551,471 pre reverse split) warrants to the investors and placement agents, respectively.

The Company allocated the gross proceeds received between the Series A Preferred Stock and warrants issued to the Investors 735,295 (7,352,941 pre reverse split) shares in connection of the sale of Series A Preferred Stock first to warrants based on the fair value on the date the proceeds were received with the remaining balance to Series A Preferred Stock, gross proceeds were allocated as the follows:

Fair value of Investor warrants	$4,060,857
Series A Preferred Stock	939,143
Total gross proceeds	5,000,000
Issuance cost	(630,063)
Total net proceeds	$4,369,937

The value of the warrants to the investors and placement agents was determined using the Black-Scholes valuation model using the following assumptions: volatility 126%; risk free interest rate 1.23%; dividend yield of 0% and expected term of 5 years of the Placement Warrants and Investor Warrants. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk-free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock closing price of $6.7 ($0.67 pre reverse split) on the date the warrants were issued. The value of the warrants allocated to derivative liabilities was recorded on insertion date as following:

Fair value of investor warrants	$4,060,857
Fair value of placement agent warrants (i)	310,173
Total fair value of warrants allocated to derivative liabilities	$4,371,030
(i)	The issuance costs for placement agent warrants which was classified as liability were immediately expensed.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes valuation model, on each reporting date will result in either an increase or decrease the amount recorded as liability, based on the fluctuations with the Company’s stock price with a corresponding adjustment to other income (or expense). During the year ended March 31, 2022, the change of fair value was a gain of $3,115,263 recognized in the consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of March 31, 2022, the fair value of the derivative instrument totaled $1,255,767.

The Company has warrants outstanding, pre reverse split, as follows:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2020	1,519,602	1,519,602	$1.76	3.21
Granted	1,100,609	1,100,609	$1.48	5.00
Forfeited	(3,132)	(3,132)	—	—
Exercised	(1,516,010)	(1,516,010)	—	—
Balance, March 31, 2021	1,101,069	1,101,069	$1.16	4.09
Granted	13,851,222	13,851,222	$0.91	5.00
Exercised	(44,029)	(44,029)	—	—
Balance, March 31, 2022	14,908,262	14,908,262	$0.93	4.32

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the twelve months ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock within 2022 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2022, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan. And RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

Exercise of 2019 Registered Direct Offering Warrants

On April 23, 2021, one of the holders of Series A warrants exercised the warrants to purchase 4,403 (44,029 pre reverse split) shares of the Company’s common stock at an exercise price of $5.0 ($0.50 pre reverse split) per share generating gross proceeds of $22,015 to the Company.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 2021 Registered Direct Offering

On May 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Investors”) pursuant to which the Company will sell to the Investors, in a registered direct offering, an aggregate of 553,192 (5,531,916 pre reverse split) units (the “Units”), each consisting of 0.1 (one pre reverse split) share (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and a warrant to purchase 0.1 (one pre reverse split) share of the Company’s Common Stock (the “Warrants”), at a purchase price of $1.175 per unit, for aggregate gross proceeds to the Company of $6,500,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. On May 13, 2021, the Company completed the registered direct offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.8 million.

The Warrants have a term of five years and are exercisable by the holders at any time after the date of issuance at an exercise price of $10.5 ($1.05 pre reverse split) per share. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Warrants is also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Warrants. However, the exercise price of the Warrants shall not be lower than $10.5 ($1.05 pre reverse split) as a result of an adjustment, unless the Company has obtained the stockholder approval. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99%.

FT Global Capital, Inc. (“FT Global Capital”) acted as the exclusive placement agent in connection with this offering pursuant to the terms of a placement agency agreement, dated May 11, 2021, between the Company and FT Global Capital (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company agreed to pay FT Global Capital a cash fee equal to seven point five percent (7.5%) of the aggregate proceeds received by the Company from the sale of its securities to the investors introduced to the Company by FT Global Capital. FT Global Capital is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that FT Global Capita had introduced to the Company. In addition to the cash fees, the Company agreed to issue to the Placement Agent warrants to purchase an aggregate of up to seven point five percent (7.5%) of the aggregate number of shares of our Common Stock sold in the offering (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Warrants, exercisable at a price of $10.5 ($1.05 pre reverse split) per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Warrants.

In connection with the offering, the Company issued the investors warrants and placement agent warrants to purchase up to 553,192 (5,531,916 pre reverse split) and 41,490 (414,894 pre reverse split) shares of its common stock, respectively. These warrants are exercisable at any time on or after the issuance date and expire on the fifth-year anniversary of their issuance.

November 2021 Private Placement

On November 8, 2021, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) pursuant to which the Company will sell to the Investors, in a private placement (the “Private Placement”), an aggregate of $5,000,000 worth of securities of the Company, consisting of up to 5,000 shares (the “Preferred Shares”) of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants (the “Investor Warrants”) to initially acquire up to an aggregate number of shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) that equals to the number of shares of Common Stock to be issued upon conversion of the Preferred Shares at $0.68 per share (the “Initial Conversion Price”) (as converted into the Conversion Shares as defined below, collectively with the shares of the Common Stock from the exercise of the Investor Warrants, the “Warrant Shares”, collectively, the “Warrant Shares”). The purchase price for the Preferred Shares was $1,000 per each Preferred Share (and related Investor Warrant). On November 10, 2021, the Company completed the Private Placement. The net proceeds to the Company from the Private Placement, after deducting the placement agent commissions and other estimated offering expenses payable by the Company, were approximately $4.4 million. The Series A Convertible Preferred Stock is included in mezzanine equity on the consolidated balance sheets, because it is redeemable by the holders upon events of change of control which are not within the Company’s control. A discount to the redemption amount of a contingently redeemable preferred share should be amortized only once it is probable the share will become redeemable. The Company determined that the redemption is uncertain as the cash redemption feature upon change of control is at the option of the holder, and the redemption date upon the change of control is uncertain.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Investor Warrants have a term of five years and are exercisable by the holders at any time after six months and one day of the date of issuance at an exercise price of $8.2 ($0.82 pre reverse split) per share. The exercise price and the number of shares issuable upon exercise of the Investor Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Investor Warrants is also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Investor Warrants. However, the exercise price of the Investor Warrants shall not be lower than $7.1 ($0.7125 pre reverse split) as a result of an adjustment, unless the Company has obtained the stockholders’ approval. The exercisability of the Investor Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% as the Investor chooses.

FT Global Capital acted as the exclusive placement agent in connection with this Private Placement pursuant to the terms of a placement agency agreement, dated November 7, 2021, between the Company and FT Global Capital (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company agreed to pay FT Global Capital a cash fee equal to 7.5% of the aggregate proceeds received by the Company from the sale of its securities to the Investors. FT Global Capital is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by Investors that FT Global Capital had introduced to the Company. In addition to the cash fees, the Company agreed to issue to the Placement Agent warrants to purchase an aggregate of up to 7.5% of the aggregate number of the Conversion Shares (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Investor Warrants, exercisable at a price of $6.8 ($0.68 pre reverse split) per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Investor Warrants.

In connection with the Private Placement, the Company issued warrants to the Investors to purchase up to an aggregate number of shares of common stock that equals to the number of shares of common stock to be issued upon conversion of the Series A Preferred Stock at the Initial Conversion Price. Meanwhile, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 55,148 (551,471 pre reverse split)shares of common stock at an exercise price of $6.8 ($0.68 pre reverse split) per share, which warrants will be exercisable at any time on or after the date of six months from the issuance date and expire on the fifth-year anniversary of their issuance.

Share Swap in purchase of XXTX’s remaining minority interest

In October 2021, The Company, Senmiao Consulting, XXTX and its shareholders entered into a Share Swap Agreement, pursuant to which the Company, through Senmiao Consulting, purchased all of the equity shares of XXTX held by its shareholders by issuing a total of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock to XXTX’s Shareholders. Upon closing, the Company, through Senmiao Consulting, owns 100% of the equity interests in XXTX.

Common stock issued for consulting services

On October 22, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with Jolly Good River Group Limited. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain market research and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 100,000 (1,000,000 pre reverse split) shares of the Common Stock, par value $0.0001, payable within ten working days from the signing of the Consulting Agreement. As of November 9, 2021, the issuance of 100,000 (1,000,000 pre reverse split)shares of the Company’s common stock has been completed and the Company recorded the consulting fee of $653,000 pursuant to the fair value on November 3, 2021, the grant date.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1-for- 10 shares reverse split on common stock

The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on April 6, 2022. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 8,402 shares of common stock due to round up issue.

Change of ownership interest in a subsidiary

On March 23, 2022, Senmiao Consulting, the Company’s 100% owned subsidary terminated the VIE Agreements and purchased Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. As a result, the Company reduce its equity interest in Sichuan Senmiao to 94.5%, and recongnized 5.5% of noncontrolling interest. As no consideration was received, $366,604 which is the difference between the fair value of the consideration received and the amount by which the noncontrolling interest is adjusted was recognized as an addition in additional paid-in capital in accordance with ASC 810-10-45-23 “Change in a parent’s ownership interest in a subsidiary”.

15.   INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the years ended March 31, 2022 and 2021, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the year ended March 31, 2022 amounted to approximately $2.3 million. As of March 31, 2022, the Company’s net operating loss carryforward for U.S. income taxes was approximately $5.9 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2022 and 2021, valuation allowances for deferred tax assets were approximately $1.23 million and $0.80 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong (deconsolidated for the year ended March 31, 2022), Yicheng, Jiekai, Youlu and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Years ended
	March 31,
	2022	2021
Current income tax expenses	$4,566	$8,332
Deferred income tax expenses	—	—
Total income tax expenses	$4,566	$8,332

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended
	March 31,
	2022	2021
U.S. Statutory tax rate	21.0%	21.0%
Differential of PRC statutory tax rate	4.0%	4.0%
Permanent difference of write-off of receivables from guarantee of loans	(0.5)%	(2.4)%
Permanent difference of US (income) expenses not (taxable) deductible in PRC	17.8%	(3.7)%
Valuation allowance on deferred income tax asset	(43.6)%	(17.2)%
Others	1.2%	(1.8)%
Effective tax rate	(0.1)%	(0.1)%

As of March 31, 2022 and 2021, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $8.5 million and $1.7 million, respectively, which will expire starting from 2024 and ending in 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,315,793 and $415,533 related to its continuing operations in the PRC as of March 31, 2022 and March 31, 2021, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $29,129 and $1,245 related to its continuing operations in the PRC as of March 31, 2022 and March 31, 2021, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31,	March 31,
	2022	2021
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,315,793	$415,533
Net operating loss carryforwards in the U.S.	1,234,789	754,502
Allowance for doubtful account	29,129	1,245
Less: valuation allowance	(3,579,711)	(1,171,280)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$46,386	$45,146
Deferred tax liabilities, net	$46,386	$45,146

As of March 31, 2022 and March 31, 2021, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $17.8 million and $15.3 million, which will expire in 2023 to 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of March 31, 2022 and March 31, 2021, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2022	March 31, 2021
Net operating loss carryforwards in the PRC	$2,595,919	$3,802,496
Allowance for doubtful accounts	—	20,190
Less: valuation allowance	(2,595,919)	(3,822,686)
	$—	$—

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   CONCENTRATION

Major Suppliers

For the year ended March 31, 2022, three suppliers accounted for approximately 25.43%,14.97%, and 14.17% of the total costs of revenue from continuing operations of the Company, and one supplier accounted for approximately 18.18% of the total cost of revenues for discontinued operations of the Company.

17.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Due from related parties

As of March 31, 2022, balances due from related parties from the Company’s continuing operations of $7,298,208 represented balance due from Jinkailong as result of Jinkailong’s deconsolidation, of which, $6,635,746 is to be repaid over a period from April 2023 to December 2026, classified as due from related parties, noncurrent (refer to Note 5). In addition, another $19,874 represented receivable due from Youlu as result of Youlu’s deconsolidation.

As of March 31, 2021, balances due from related parties of $24,311 from the Company’s discontinued operation represented operation costs of three related parties paid by the Company on their behalf, amounts received by the Company on behalf of a related party for refund of insurance claims, and amounts collected by a related party on behalf of the Company from the automobile purchasers, including certain installment payments and facilitation fees. In addition, another $15,261 represent advances to a non-controlling shareholder of Hunan Ruixi for operational purposes as of March 31, 2021. The balances due from related parties were all non-interest bearing and due on demand.

2)    Due to a stockholder

Due to a stockholder comprised of amounts payable to a stockholder named below and are unsecured, interest free and due on demand.

	March 31,	March 31,
	2022	2021
Jun Wang	$18,886	$48,795
Total due to a stockholder	18,886	48,795
Total due to a stockholder – discontinued operations	(18,886)	(48,795)
Total due to a stockholder – continuing operations	$—	$—

3)    Due to related parties and affiliates

	March 31,	March 31,
	2022	2021
Loan payable to related parties (i)	$9,897	$182,281
Others (ii)	1,785	170,546
Total due to related parties and affiliates	11,682	352,827
Total due to related parties and affiliates – discontinued operations	—	(269,918)
Total due to related parties and affiliates – continuing operations	$11,682	$82,909
(i)	As of March 31, 2022 and March 31, 2021, the balances represented borrowings from a related party, of which, $9,897 and $78,708 are unsecured, interest free and due on demand, respectively, from the Company’s continuing operations. In addition, as of March 31, 2021, the balances of $103,574 represented borrowings from two related parties, which are unsecured, interest free and due on demand, respectively, from the Company’s discontinued operations.
(ii)	As of March 31, 2022 and March 31, 2021, the balances of $1,785 and $4,201, respectively, represented payables to a related party for operational purposes from the Company’s continuing operations. In addition, as of March 31, 2021, the balances of

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$166,345 represented payables to four other related parties for operational purposes from the Company’s continuing operations. These balances are interest free and due on demand.

Interest expense for the years ended March 31, 2022 and 2021 were $0.

2.     Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. The Company has fully settled the loan due to one of them as of March 31, 2021. As of March 31, 2022 and 2021, the outstanding balances due to the other stockholder in the discontinued operations were $18,886 and $48,795, respectively.

On July 28 and August 17, 2021, the Company entered into two loan agreements with its CEO, who agreed to loan $800,000 in total to the Company. The loans are non-interest bearing, effective from July 28, 2021 and August 17, 2021, which shall be paid within six months and three months, respectively. As of March 31, 2022, the loans were fully settled.

The Company entered into two office lease agreements with a stockholder of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. As of March 31, 2022 and March 31, 2021, operating lease right-of-use assets of these leases amounted to $446,372 and $475,408, respectively. As of March 31, 2022 and March 31, 2021, current leases liabilities of these leases amounted to $246,516 and $161,818, respectively. Non-current lease liabilities of these leases amounted to $211,953 and $285,371 as of March 31, 2022 and March 31, 2021, respectively. For the years ended March 31, 2022 and 2021, the Company incurred $237,968 and $121,012, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019. As of March 31, 2022 and March 31, 2021, operating lease right-of-use assets of this lease amounted $69,534 and $104,959, respectively. As of March 31, 2022, current leases liabilities and non-current leases liabilities of this lease amounted $84,265 and $14,943, respectively. As of March 31, 2021, current leases liabilities and non-current leases liabilities of this lease in the continuing operations amounted $81,908 and $56,178, respectively. For the years ended March 31, 2022 and 2021, the Company incurred $45,651 and $44,169, respectively, in rental expenses to this related party.

In June 2019 and January 2020, the Company’s former VIE entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the years ended March 31, 2022 and March 31, 2021, the Company incurred automobile maintenance fees of $942,581 and $575,136 to those companies as mentioned above, respectively.

18.   LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (r), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the year ended March 31, 2020.

Lessee

As of March 31, 2022 and March 31, 2021, the Company has engaged in offices and showroom leases which were classified as operating leases.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leased automobiles under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. In addition, the Company had automobiles leases which were classified as finance lease.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of March 31, 2022, the average remaining operating and finance lease term of its existing leases is 1.16 and 1.09 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Years Ended
	Classification	March 31, 2022	March 31, 2021
Operating lease cost
Automobile lease costs	Cost of revenues	1,749,959	42,306
Lease expenses	Selling, general and administrative	$585,719	$396,276
Finance lease cost
Amortization of leased asset	Cost of revenues	2,844,167	2,441,873
Amortization of leased asset	General and administrative	974,422	1,656,336
Interest on lease liabilities	Interest expenses on finance leases	333,210	733,202
Total lease expenses		6,487,477	5,269,993
Total lease expenses – discontinued operations		4,150,972	4,748,180
Total Lease expenses- continuing operations		$2,336,505	$521,813

Operating lease expenses for automobiles from continuing operations totaled $1,390,767 and $42,306 for the year ended March 31, 2022 and 2021, respectively. Operating lease expenses for automobiles from discontinued operations totaled $359,192 and $0 for the year ended March 31, 2022 and 2021, respectively.

Operating lease expenses for offices and showroom leases from continuing operations totaled $460,209 and $245,376 for the years ended March 31, 2022 and 2021, respectively. Operating lease expenses offices and showroom leases from discontinued operations totaled $125,510 and $150,900 for the years ended March 31, 2022 and 2021, respectively.

Interest expenses on finance leases from continuing operations totaled $55,844 and $46,518 for the years ended March 31, 2022 and 2021, respectively. Interest expenses on finance leases from continuing operations totaled $277,366 and $686,684 for the years ended March 31, 2022 and 2021, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending March 31, 2023	$386,942	$317,499	$704,441
Twelve months ending March 31, 2024	194,311	1,403	195,714
Twelve months ending March 31, 2025	64,268	—	64,268
Twelve months ending March 31, 2026	52,585	—	52,585
Total lease payments	698,106	318,902	1,017,008
Less: discount	(42,342)	(12,969)	(55,311)
Present value of lease liabilities	$655,764	$305,933	$961,697

*As of March 31, 2022, the outstanding balance of operating lease payments due to related parties was $557,677.

19.   COMMITMENTS AND CONTINGENCIES

Contingencies

In measuring the credit risk of guarantee services to automobile purchasers, the Company primarily reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers default on their payments for more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance, when necessary, as the Company is the guarantor of the loans.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the years ended March 31, 2022 and 2021, the Company recognized an estimated provision loss of approximately $8,000 and $40,504, respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from continuing operations. For the years ended March 31, 2022 and 2021, the Company recognized an estimated provision loss of approximately $716 and $158,100, respectively, for the guarantee services for drivers who exited the ride-hailing business were not able to make the monthly payments from discontinued operations.

As of March 31, 2022, the maximum contingent liabilities Hunan Ruixi would be exposed to was approximately $0.8 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $0.7 million as of March 31, 2022, based on the market price and the useful life of such collateral, which represents approximately 90% of the maximum contingent liabilities.

Contingent liability of Jinkailong

As of March 31, 2022, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $6.3 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market value of the collateral to be approximately $4.2 million as of March 31, 2022, based on the market price and the useful life of such collateral, which represents approximately 66% of the maximum contingent liabilities. Meanwhile, approximately $4.8 million, including interests of approximately $286,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

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

Langyue did not pay Impawn the monthly installment of June 2020 timely. In July 2020, Impawn sent the Collection Letter and Notice to Langyue to demand payment of the interest and penalty of RMB100,300 (approximately $14,330). On September 18, 2020, Impawn initiated a legal action with the People’s Court of Sichuan Pilot Free Trade Zone (the “Court”) for an order to collect and enforce the repayment of the total outstanding principal, interest and penalty for an aggregate of RMB9,992,728 (approximately $1,428,000) and other expenses by freezing all bank accounts of Langyue and all related guarantors. On October 14, 2020, the cash in the bank accounts of Jinkailong, totaling RMB175,335 (approximately $25,050) was frozen by the Court and became restricted cash accordingly. On January 7, 2021, frozen bank account mentioned above has been fully released.

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $635,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $94,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provided that it did not release the guarantee obligations of Jinkailong and in the event Langyue’s loan was not fully repaid at the end of the 35 months, Impawn reserved the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of March 31, 2022, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB350,000 (approximately $55,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,032,000 to Impawn in the future.

As the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment. In accordance with PRC’s company registry compliance, the Company will subject to the maximum amount of RMB3.5 million (approximately $570,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated.

From time to time, the Company and its equity investee company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The total amount of reasonable possible losses with the respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the years ended March 31, 2022 and 2021:

	For the year ended March 31, 2022
	Automobile
	Transaction and	Online ride-
	related	hailing platform			Discontinued	Continuing
	service	services	Unallocated	Total	operations	operations
Revenues	$9,077,761	$2,665,457	$—	$11,743,218	$6,830,116	$4,913,102
Loss from operations	$(3,957,831)	$(6,962,113)	$(3,179,759)	$(14,099,703)	$(2,537,715)	$(11,561,988)
loss before income taxes	$(4,682,007)	$(7,438,693)	$3,771,912	$(8,348,788)	$(2,747,209)	$(5,601,579)
Net income (loss)	$(4,686,573)	$(7,438,693)	$3,771,912	$(8,353,354)	$(2,747,209)	$(5,606,145)

	For the year ended March 31, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform	Discontinued			Discontinued	Continuing
	Related services	services	P2P Business	Unallocated	Total	operations	operations
Revenues	$5,257,280	$903,254	$7,153	$—	$6,167,687	$3,978,847	$2,188,840
Loss from operations	$(6,126,494)	$(1,894,971)	$(81,285)	$(2,163,082)	$(10,265,832)	$(4,254,403)	$(6,011,429)
loss before income taxes	$(7,009,570)	$(1,703,551)	$(61,976)	$(3,872,915)	$(12,648,012)	$(5,180,919)	$(7,467,093)
Net income (loss)	$(7,024,200)	$(1,703,551)	$(61,976)	$(3,872,912)	$(12,662,639)	$(5,187,214)	$(7,475,425)

The accounting principles for the Company’s revenue by segment are set out in Note 3(g).

As of March 31, 2022, the Company’s total assets were comprised of $12,022,387 for automobile transaction and related services, $7,003,867 for online ride-hailing platform services and $851,863 unallocated.

As of March 31, 2021, the Company’s total assets were comprised of $8,777,138, $7,450,698 and $398,940 for automobile transaction and related services from continuing and discontinued sections, and discontinued operations of P2P Business, respectively, $3,254,822 for online ride-hailing platform services and $2,421,681 unallocated.

As substantially all of the Company’s long-lived assets are located in the PRC and substantially all of the Company’s revenue is derived from within the PRC, no geographical information is presented.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.   PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$116,613	$1,609,778
Due from subsidiaries	12,587,739	8,170,057
Prepayments, other receivables and other assets, net	135,252	136,901
Total Current Assets	12,839,604	9,916,736

Other Assets
Intangible assets	600,000	675,000
Total Assets	$13,439,604	$10,591,736

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other liabilities	$—	$—
Derivative liabilities	2,215,204	1,278,926
Total Current Liabilities	2,215,204	1,278,926

Other Liabilities
Excess of investments in subsidiaries	2,310,937	3,456,097
Total Liabilities	4,526,141	4,735,023

Commitments and Contingencies
Mezzanine Equity (redeemable)
Series A convertible preferred stock (par value $0.0001 per share, 5,000 shares authorized; 5,000 shares issued and outstanding at December 31, 2021), net of issuance costs of $118,344	820,799	—

Stockholders’ Equity
Common stock (par value $0.0001 per share, 10,000,000 shares authorized; 6,186,783 and 4,978,073 shares issued and outstanding at March 31, 2022 and 2021, respectively)*	630	498
Additional paid-in capital	42,803,033	40,759,807
Accumulated deficit	(34,601,545)	(34,064,921)
Accumulated other comprehensive loss	(109,454)	(838,671)
Total Senmiao Technology Limited Stockholders’ Equity	8,092,664	5,856,713
Total Liabilities, Mezzanine Equity and Equity	$13,439,604	10,591,736

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2022	2021
General and administrative expenses	$(2,339,378)	$(2,070,303)
Other Income, net	16,189	582
Change in fair value of derivative liabilities	6,951,482	(1,710,415)
Issuance costs for issuing series A convertible preferred stock	(821,892)	—
Equity of losses in subsidiaries	(4,343,025)	(6,579,922)
Net loss	(536,624)	(10,360,058)
Foreign currency translation adjustment	80,321	(331,193)
Comprehensive loss attributable to stockholders	$(456,303)	$(10,691,251)

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(536,624)	$(10,360,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	4,343,025	6,579,922
Amortization of intangible asset	75,000	75,000
Issuance cost incurred for issuing series A convertible preferred stock	821,892	—
Stock compensation expense	653,000	445,000
Change in fair value of derivative liabilities	(6,951,482)	1,710,415
Prepayments, receivables and other assets	1,651	(44,526)
Accrued expenses and other liabilities	175,008	(65,495)
Net Cash Used in Operating Activities	(1,418,530)	(1,659,742)

Cash Flows from Investing Activities:
Working capital contribution for subsidiaries	(5,749,950)	(3,600,000)
Net Cash Used in Investing Activities	(5,749,950)	(3,600,000)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	5,771,053	5,743,905
Net proceeds from issuance of common stock in an underwritten public offering	—	5,261,297
Net proceeds from issuance of common stock upon warrants exercised	22,015	683,046
Net proceeds from exercise of underwriters’ over-allotment option	—	837,000
Net proceeds from issuance of series A convertible preferred stock and warrants in a private placement offering	4,369,937	—
Borrowings to subsidiaries	(4,487,690)	(5,658,318)
Net Cash Provided by Financing Activities	5,675,315	6,866,930

Net increase (decrease) in cash and cash equivalents	(1,493,165)	1,607,188
Cash and cash equivalents, beginning of year	1,609,778	2,590
Cash and cash equivalents, end of year	$116,613	$1,609,778

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Prepayments in exchange of intangible assets	$—	$—
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$7,932,341	$997,193
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$45,674	$1,771,213
Issuance of restricted stock units from accrued expenses and other liabilities	$—	$—

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)   Stockholders’ equity

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the twelve months ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split)was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock within 2022 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

2019 Registered Direct Offering

On April 15, 2019, the SEC declared effective the Company’s Registration Statement on Form S-3, pursuant to which, along with the accompanying prospectus, the Company registered up to $80,000,000 in aggregate principal amount of its common stock, preferred stock, debt securities, warrants, rights and/or units. On June 21, 2019, the Company closed a registered direct offering of an aggregate of 178,136 (1,781,360 pre reverse split) shares of its common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 133,602 (1,336,021 pre reverse split) shares of common stock and (iii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 111,632 (1,116,320 pre reverse split) shares of common stock. The Company sold the shares of common stock at a price of $33.8 ($3.38 pre reverse split) per share (the “Share Purchase Price”). The Company received gross proceeds from the offering of approximately $6.0 million, and net proceeds from the offering of approximately $5.1 million after deducting estimated offering expenses payable by the Company.

The Series A warrants are exercisable immediately upon issuance at an exercise price of $37.2 ($3.72 pre reverse split) per share and will expire on the fourth (4th) anniversary of the original issue date. In the event that on December 20, 2019, the exercise price is greater than the Six Month Adjustment Price as defined below, on the trading day immediately following December 20, 2019 (the “Six Month Measuring Date”), the exercise price shall automatically adjust to the Six Month Adjustment Price (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). Six Month Adjustment Price means the greater of (x) $15.0 ($1.50 pre reverse split) (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) and (y) 100% of the quotient of (I) the sum of the five lowest VWAPs of the common stock during the ten consecutive trading day period ending and including the Six Month Measuring Date, divided by (II) five. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during such period. The exercise price of the Series A warrant was adjusted pursuant to this formula from $37.2 ($3.72 pre reverse split) to $15.00 ($1.50 pre reverse split) per share on December 20, 2019. The Company used the adjusted exercise price to value its derivative liability on its December 31, 2019 financial statements and reporting periods onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The exercise price of the Series A warrant was further adjusted to $5.0 ($0.50 pre reverse split) per share on August 7, 2020 as a result of the Company’s issuance of shares of common stock in its underwritten public offering in August 2020, which has been recorded in the financial statements in the year ended March 31, 2021. In addition, the exercise price of the placement agent warrants from the June 2019 registered direct offering was voluntarily adjusted by the Company from $37.2 ($3.72 pre reverse split) to $5.0 ($0.50 pre reverse split) per share on August 18, 2020.

The Series B warrants are pre-funded warrants and were issued as a true-up with respect to the shares of common stock. The maximum aggregate number of shares of common stock issuable upon exercise of the Series B warrants is 111,632 (1,116,320 pre reverse split). Initially, the Series B warrants shall not be exercisable for any shares of common stock. In the event that on the fiftieth (50th) day after the closing date (the “Adjustment Measuring Time”), the closing price of the common stock is less than the Share Purchase Price, then the number of shares of common stock issuable upon exercise of the Series B warrants shall be adjusted (upward or downward, as applicable) to the greater of (i) zero (0) and (ii) such aggregate number of shares of common stock equal to fifty percent (50%) of the difference of (A) the quotient of (x) the Share Purchase Price divided by (y) the Market Price (as defined in Purchase Agreement) as of

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Adjustment Measuring Time, less (B) the aggregate number of shares of common stock issued to the investors at the closing (as adjusted for share splits, share dividends, share combinations, recapitalizations and similar events). The exercise price of the Series B warrant was adjusted from $37.2 ($3.72 pre reverse split) to $0.001 ($0.0001 pre reverse split) per share on August 12, 2019. The Company used the adjusted exercise price to value its derivative liability on its September 30, 2019 financial statements and reporting period onwards with changes in fair value of warrant liabilities from period to period are recorded in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities. As of March 31, 2021, the Company has issued an aggregate of 111,319 (1,113,188 pre reverse split) shares of common stock to certain investors in the June 2019 offering upon exercise of the pre-funded Series B warrants for a total consideration of $111.

Underwritten Public Offering and Exercise of the Over-Allotment Option

On August 4, 2020, the Company entered into an underwriting agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the Underwriters, relating to an underwritten public offering of 1,200,000 (12,000,000 pre reverse split) shares of the Company’s common stock at the Offering Price. Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 180,000 (1,800,000 pre reverse split)shares of common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. An underwriting discount of 7% was applied to the Offering Price, except for shares of common stock purchased by certain existing investors of the Company (the “Excluded Investors”), an underwriting discount of 6% was applied. On August 6, 2020, the Company completed the underwritten offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.3 million.

On August 13, 2020, the Underwriters exercised their over-allotment option to purchase an additional 180,000 (1,800,000 pre reverse split) shares of common stock at $5.0 ($0.50 pre reverse split) per share. This transaction was completed on August 13, 2020. Net proceeds from the exercise of the underwriters’ over-allotment option were approximately $0.8 million net of underwriting discounts and commissions and offering expenses.

In connection with the underwritten offering, the Company issued the Underwriters or their permitted designees, on a private placement basis, the Underwriters’ Warrants to purchase up to 56,800 (568,000 pre reverse split) shares of common stock. These warrants are valid for a period of five years and exercisable commencing six months from August 4, 2020 at a price per share equal to 125% of the Offering Price and are exercisable on a “cashless” basis.

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

In connection with the offering, the Company issued the placement agent warrants to purchase up to 38,044 (380,435 pre reverse split) shares of its common stock. These warrants are exercisable for a period of five years commencing 180 days from February 8, 2020 at a price of $13.8 ($1.38 pre reverse split) per share and are exercisable on a “cashless” basis. In addition, the company issued The Benchmark Company, LLC and Axiom Capital Management, Inc. ss from the offering and warrants to purchase up to 15,218 (152,174 pre reverse split) shares of its common stock, in consideration for the termination of the ROFR. These warrants are exercisable for a period of five years from February 8, 2020 at a price of $17.25 ($1.725 pre reverse split) per share.

May 2021 Registered Direct Offering

On May 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Investors”) pursuant to which the Company will sell to the Investors, in a registered direct offering, an aggregate of 553,192 (5,531,916 pre reverse split) units (the “Units”), each consisting of 0.1 (one pre reverse split) share (the “Shares”) of the Company’s

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock, par value $0.0001 per share (“Common Stock”) and a warrant to purchase 0.1 (one pre reverse split) share of the Company’s Common Stock (the “Warrants”), at a purchase price of $1.175 per unit, for aggregate gross proceeds to the Company of $6,500,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. On May 13, 2021, the Company completed the registered direct offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.8 million.

The Warrants have a term of five years and are exercisable by the holders at any time after the date of issuance at an exercise price of $10.5 ($1.05 pre reverse split) per share. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Warrants is also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Warrants. However, the exercise price of the Warrants shall not be lower than $10.5 ($1.05 pre reverse split) as a result of an adjustment, unless the Company has obtained the stockholder approval. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99%.

FT Global Capital, Inc. (“FT Global Capital”) acted as the exclusive placement agent in connection with this offering pursuant to the terms of a placement agency agreement, dated May 11, 2021, between the Company and FT Global Capital (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company agreed to pay FT Global Capital a cash fee equal to seven point five percent (7.5%) of the aggregate proceeds received by the Company from the sale of its securities to the investors introduced to the Company by FT Global Capital. FT Global Capital is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that FT Global Capita had introduced to the Company. In addition to the cash fees, the Company agreed to issue to the Placement Agent warrants to purchase an aggregate of up to seven point five percent (7.5%) of the aggregate number of shares of our Common Stock sold in the offering (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Warrants, exercisable at a price of $10.5 ($1.05 pre reverse split) per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Warrants.

In connection with the offering, the Company issued the investors warrants and placement agent warrants to purchase up to 553,192 (5,531,916 pre reverse split) and 41,490 (414,894 pre reverse split) shares of its common stock, respectively. These warrants are exercisable at any time on or after the issuance date and expire on the fifth-year anniversary of their issuance.

November 2021 Private Placement

On November 8, 2021, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”) pursuant to which the Company will sell to the Investors, in a private placement (the “Private Placement”), an aggregate of $5,000,000 worth of securities of the Company, consisting of up to 5,000 shares (the “Preferred Shares”) of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and warrants (the “Investor Warrants”) to initially acquire up to an aggregate number of shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) that equals to the number of shares of Common Stock to be issued upon conversion of the Preferred Shares at $0.68 per share (the “Initial Conversion Price”) (as exercised, collectively, the “Warrant Shares”). The purchase price for the Preferred Shares shall be $1,000 per each Preferred Share (and related Investor Warrant). On November 10, 2021, the Company completed the Private Placement. The net proceeds to the Company from this offering, after deducting the placement agent commissions and other estimated offering expenses payable by the Company, were approximately $4.4 million. The Series A Convertible Preferred Stock is included in mezzanine equity on the consolidated balance sheets, because it is redeemable by the holders upon events of change of control which are not within the Company’s control. A discount to the redemption amount of a contingently redeemable preferred share should be amortized only once it is probable the share will become redeemable. The Company determined that the redemption is uncertain as the cash redemption feature upon change of control is at the option of the holder, and the redemption date upon the change of control is uncertain.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the SEC or the first date on which all such shares are eligible to be resold by the Investors pursuant to Rule 144 or Rule 144A promulgated under the Securities Act.

The Investor Warrants have a term of five years and are exercisable by the holders at any time after six months and one day of the date of issuance at an exercise price of $8.2 ($0.82 pre reverse split) per share. The exercise price and the number of shares issuable upon exercise of the Investor Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Investor Warrants are also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Investor Warrants. However, the exercise price of the Investor Warrants shall not be lower than $7.1 ($0.7125 pre reverse split) as a result of an adjustment, unless the Company has obtained the stockholder approval. The exercisability of the Investor Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% as the Investor chooses.

FT Global Capital acted as the exclusive placement agent in connection with this Private Placement pursuant to the terms of a placement agency agreement, dated November 7, 2021, between the Company and FT Global Capital (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company agreed to pay FT Global Capital a cash fee equal to 7.5% of the aggregate proceeds received by the Company from the sale of its securities to the Investors. FT Global Capital is also entitled to additional tail compensation for any financings consummated within the 12-month period following the termination of the Placement Agent Agreement to the extent that such financing is provided to the Company by investors that FT Global Capital had introduced to the Company. In addition to the cash fees, the Company agreed to issue to the Placement Agent warrants to purchase an aggregate of up to 7.5% of the aggregate number of the Conversion Shares (the “Placement Agent Warrants”). The Placement Agent Warrants shall generally be on the same terms and conditions as the Investor Warrants, exercisable at a price of $6.8 ($0.68 pre reverse split) per share, provided that Placement Agent Warrants will not provide for certain anti-dilution protections included in the Investor Warrants.

In connection with the Private Placement, the Company issued warrants to the Investors to purchase up to an aggregate number of shares of common stock that equals to the number of shares of common stock to be issued upon conversion of the Series A Preferred Stock at the Initial Conversion Price. Meanwhile, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 55,148 (551,471 pre reverse split) shares of common stock at an exercise price of $6.8 ($0.68 pre reverse split) per share, which warrants will be exercisable at any time on or after the date of six months from the issuance date and expire on the fifth-year anniversary of their issuance.

Share Swap in purchase of XXTX’s remaining minority interest

In October 2021, the Company, Senmiao Consulting, XXTX and its shareholders entered into a Share Swap Agreement, pursuant to which the Company, through Senmiao Consulting, shall purchase all of the equity shares of XXTX held by its shareholders by issuing a total of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock to XXTX’s Shareholders. Upon closing, the Company, through Senmiao Consulting, shall own 100% of the equity interests in XXTX.

Common stock issued for consulting services

On October 22, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with Jolly Good River Group Limited. (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain market research and business development advisory services for a period of twelve months. As compensation for the services, the Company agreed to issue the Consultant an aggregate of 100,000 (1,000,000 pre reverse split) shares of the Common Stock, par value $0.0001, payable within ten working days from the signing of the Consulting Agreement. As of November 9, 2021, the issuance of 100,000 (1,000,000 pre reverse split) shares of the Company’s common stock has been completed and the Company recorded the consulting fee of $653,000 pursuant to the fair value on November 3, 2021, the grant date.

1-for-10 shares reverse split on common stock

The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on April 6, 2022. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 8,402 shares of common stock due to round up issue.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.   SUBSEQUENT EVENTS

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the COD signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (x) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (y) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of the filing date of these consolidated financial statements, 520 shares of the Series A Convertible Preferred Stock have been converted to 126,831 shares of Common Stock.

Adjustments of Exercise Price and Warrant Shares for November 2021 Investors Warrants

Pursuant to November 2021 Investors Warrants, if at any time and from time to time on or after the issuance date there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Common Stock (“Stock Combination Event”) and the Event Market Price (which is defined as with respect to any Stock Combination Event date, the quotient determined by dividing (x) the sum of the VWAP of the Common Stock for each of the five (5) lowest trading days during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event date, divided by (y) five (5)) is less than the original exercise price of $0.82 then in effect, then on the sixteenth (16th) trading day immediately following such Stock Combination Event, the exercise price then in effect on such sixteenth (16th) trading day shall be reduced (but in no event increased) to the event market price. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13, the Event Market Price and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2022 due to the following material weaknesses:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;
●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;
●	We did not establish and perform periodic review and in-time recertification of unauthorized access to the financial system;
●	We are lacking adequate policies and procedures in our data management, storage, backup and recovery, including IT or Cybersecurity risk and vulnerability assessment, annual disaster recovery drills were not established and performed, system firewall configurations were not properly set up;
●	We did not establish and perform appropriate regular monitoring and testing on the security of our financial system, including lack of formal management of system change, user access and periodic review; and
●	We had deficiencies in our IT general controls, including lacking of IT policies and procedures, system monitoring, access and other managements, etc.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2022, we have hired a new internal audit staff and are in the progress of improving our system security environment and conducting regular backup plans and penetration testing to ensure network and information security. We also kept refining the operational and financial system for our businesses to warn of risks and support management’s ability to make significant decisions. We are also developing a comprehensive system which could combine interactive information between our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. We plan to address the weaknesses identified above by implementing the following measures:

(i)	Continuously hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;

(ii)	Ameliorating our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting;
(iii)	improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security; and
(iv)	improving our IT environment and daily management.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	39	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	34	Chief Financial Officer and Treasurer
Chunhai Li	37	Chief Technology Officer
Haitao Liu	50	Chief Operating Officer
Xiaojuan Lin	57	Director
Trent D. Davis	54	Director
Sichun Wang	34	Director
Jie Gao	43	Director

Xi Wen has been serving as President, Secretary and Director of the Company since June 2017, was appointed as Chairman of the board on July 20, 2017 and our Chief Executive Officer on August 1, 2018. Mr. Wen has over 10 years of experience in finance and investment management. He has been serving as Executive Director of Sichuan Senmiao since February 2017, in charge of all aspects of Senmiao’s operations. Immediately prior to joining Senmiao, Mr. Wen served as a director of Chenghexin, where he was responsible for overseeing the operations of the Aihongsen lending platform from May 2015 to February 2017. He also founded Chengdu Fubang Zhuoyue Investment Co. in September 2013 and served as General Manager until May 2015. From January 2009 to August 2013, Mr. Wen was the General Manager of Chengdu Haiyuan Trading Co., Ltd., in charge of the company’s daily operations. Mr. Wen holds a Bachelor’s degree in Business and Economics from Manchester Metropolitan University in Manchester, United Kingdom. Mr. Wen is qualified to serve on our board of directors due to his knowledge of our businesses and expertise in business management, finance and investment.

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

Chunhai Li has been serving as the Chief Technology Officer of the Company since July 20, 2017 and Chief Technology Officer of Sichuan Senmiao since September 2016. Before joining Sichuan Senmiao, he was the Director of Research and Development of Beijing Huashengtiancheng Technology Co., Ltd. from October 2014 to August 2016, where he was in charge of the development of bank data platform and team management. Prior to that, he was the Director of Research and Development at Zhongkesanyang (Beijing) Technology Co., Ltd. from February 2013 to September 2014, primarily responsible for the organization of the company and technology team as well as management of technology and operations. From October 2007 to February 2013, he was the project manager for online banking at Beijing Yuxinyicheng Technology Co., Ltd., where he participated in and managed the online banking projects for many banks. Mr. Li received his bachelor’s degree in computer science from University of Electronic Science and Technology of China.

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

Xiaojuan Lin has been a director of the Company since July 20, 2017. Since March 2011, Ms. Lin has been the legal representative and Executive General Manager of Hunan Dinchentai Investment Co. Ltd. She previously served as Deputy General Manager and Finance Manager of Hunan Xinhongxin Group from April 2004 to February 2010 where she was in charge of the group’s finance, tax and accounting matters. From August 2000 to March 2004, Ms. Lin served as Finance Manager for Northwest Region at Tianjin Jiashijian Commercial Group, where she managed the group’s finance, tax and accounting matters. She also acted as Budgeting and Accounting Manager of Cygent Hotel from 1986 to 2000. Ms. Lin holds a Bachelor’s degree in Statistics from Hunan Finance University in Hunan, China. She is a Certified Public Accountant in China. Ms. Lin is qualified to serve on our board of directors due to her expertise in accounting and finance.

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

Board Diversity

The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity. However, the Board of Directors and the Nominating and Corporate Governance Committee believe that it is essential that the members of the Board of Directors represent diverse viewpoints. In considering candidates for the Board of Directors, the Board of Directors and the Nominating and Corporate Governance Committee consider the entirety of each candidate’s credentials in the context of the factors mentioned above. The Company is currently in compliance with the diversity requirements of Nasdaq Rule 5605(f) and 5606, with three female Asian directors and one male Asian director.

Board Diversity Matrix (As of March 31, 2022)
Total Number of Directors	5
				Did Not
				Disclose
	Female	Male	Non-Binary	Gender
Part I: Gender Identity
Directors	3	2	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	3	1	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	1	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

Board Committees

Our board of directors currently have an Audit Committee, Compensation Committee, and Nomination and Corporate Governance Committee. Each committee’s members and functions are described below.

Audit Committee.   Our audit committee consists of Ms. Lin, Mr. Davis and Ms. Wang, and is chaired by Ms. Wang. Each of our audit committee members satisfies the “independence” requirements of the Nasdaq listing rules of and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Lin qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	selecting the independent registered public accounting firm and pre-screening all auditing and non-auditing services permitted to be performed by the independent registered public accounting firm;
●	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;
●	reviewing and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K under the Securities Act;
●	discussing the annual audited financial statements with management and the independent registered public accounting firm;
●	reviewing the adequacy of our internal controls and any special audit steps adopted in light of material control deficiencies;
●	annually reviewing and reassessing the adequacy of our audit committee charter;
●	meeting separately and periodically with management and the independent registered public accounting firm; and

●	reporting to the board of directors.

Compensation Committee.  Our compensation committee consists of Ms. Lin, Ms. Wang and Mr. Davis and is chaired by Ms. Lin. Each of the compensation committee members satisfies the “independence” requirements of the listing rules of Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

●	reviewing the total compensation package for our executive officers and making recommendations to the board of directors with respect to it;
●	approving and overseeing the total compensation package for our executives other than the three most senior executives;
●	reviewing the compensation of our directors and making recommendations to the board of directors with respect to it; and
●	periodically reviewing and approving any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, and employee pension and welfare benefit plans.

Nominating and Corporate Governance Committee.   Our nominating and corporate governance committee consists of Ms. Lin, Ms. Wang and Mr. Davis, and is chaired by Ms. Lin. Each member of our nominating and corporate governance commit satisfies the “independence” requirements of the Nasdaq listing rules. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending nominees to the board of directors for election or re-election to the board of directors, or for appointment to fill any vacancy on the board of directors;
●	reviewing annually with the board of directors the current composition of the board of directors with regards to characteristics such as independence, age, skills, experience and availability of service to us;
●	selecting and recommending to the board of directors the names of directors to serve as members of the audit committee and the compensation committee, as well as of the nominating and corporate governance committee itself; and
●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our Company. None of our officers and directors currently serves, or in the past years has served, as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2022 there were no delinquent filers.

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

Item 11.Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2022 and 2021. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

							Nonqualified
						Non-equity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xi Wen	2022	193,490	40,000	15,000	—	—	—	—	248,490
Chief Executive Officer, Chairman, President and Secretary (1)	2021	188,287	45,000	5,500	—	—	—	—	238,787

Xiaoyuan Zhang, Chief Financial	2022	84,172	—	11,250	—	—	—	—	95,422
Officer and Treasurer	2021	79,488	—	4,125	—	—	—	—	83,613

Chunhai Li, Chief Technology	2022	58,198	—	3,750	—	—	—	—	61,948
Officer	2021	55,013	—	1,375	—	—	—	—	56,388

Haitao Liu	2022	84,141	—	7,500	—	—	—	—	91,641
Chief Operating Officer (3)	2021	79,459	—	2,750	—	—	—	—	82,209
(1)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman and executive officer. Mr. Wen did not receive any compensation for his services as President and Secretary until June 20, 2019.
(2)	Except Mr. Wen’s salaries paid for his services as Chief Executive Officer of the Company, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB6.4178 to US$1.00 for the year ended March 31, 2022 and RMB6.7960 to US$1.00 for the year ended March 31, 2021.
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

We may terminate Mr. Li’s employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, such as conviction or plea of guilty to a felony or grossly negligent or dishonest acts to our detriment, or misconduct or a failure to perform agreed duties. In such case, Mr. Li will not be entitled to receive payment of any severance benefits or other amounts by reason of the termination, and his right to all other benefits will terminate, except as required by any applicable law. We may also terminate Mr. Li’s employment without cause upon 30 days’ advance written notice. In such case of termination by us, we are required to provide the following severance payments and benefits to him: (1) a lump sum cash payment equal to 3 months of his base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months following the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by him.

Mr. Li may terminate his employment at any time with 30 days’ advance written notice if there is any significant change in his duties and responsibilities or a material reduction in his annual salary. In such case, Mr. Li will be entitled to receive compensation equivalent to three months of his base salary.

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

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2022, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2022, except that the compensation of Xi Wen as a director is included in “– Summary Compensation Table”:

	Fees				Nonqualified
	earned			Non-equity	deferred
	or	Stock	Option	incentive plan	compensation	All other
	paid in	awards	awards	compensation	earnings	compensation	Total
	cash $	$	$	$	$	$	$
Xiaojuan Lin	20,000	15,000	—	—	—	—	35,000
Trent Davis	40,000	15,000	—	—	—	—	55,000
Sichun Wang	20,000	15,000	—	—	—	—	35,000
Jie Gao	20,000	15,000	—	—	—	—	35,000

Each of our directors receives an annual retainer of $20,000 except that Mr. Trent receives an annual retainer of $40,000. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 RSUs to directors, officers and certain employees as stock compensation for their services for the year ending March 31, 2021. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee.

As of March 31, 2022, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company accounted for the vested RSUs as expenses and charged to common stock.

The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. Total compensation expense for the year ended March 31, 2022 was $140,000. The Company expects to settle the vested RSUs by issuance of shares of common stock within December 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On July 13, 2022, there were 6,313,614 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	1,057,500	16.7%
Officers and Directors
Xiaoyuan Zhang (3)	1,364	*
Haitao Liu (4)	909	*
Chunhai Li (5)	455	*
Xi Wen (6)	117,624	1.9%
Xiaojuan Lin (7)	5,349	*
Trent D. Davis (7)	5,349	*
Jie Gao (8)	4,849	*
Sichun Wang (8)	4,849	*
All directors and executive officers as a group (eight individuals)	140,748	2.3%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.
(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 1,057,500 shares of common stock of the Company.
(3)	Represents 1,364 shares of common stock underlying 1,364 RSUs, of which, 341 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(4)	Represents 909 shares of common stock underlying 909 RSUs, of which, 227 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(5)	Represents 455 shares of common stock underlying 455 RSUs, of which, 114 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(6)	Includes 112,275 shares of common stock of the Company held in the name of Mr. Wen’s spouse and 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(7)	Represents 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(8)	Represents 4,849 shares of common stock underlying 4,849 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

In December 2017, Sichuan Senmiao entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to Sichuan Senmiao for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2022, the outstanding balances due to these two stockholders in the discontinued operations were $18,886 and $0, respectively.

Senmiao Consulting entered into two office lease agreements with a shareholder of Sichuan Senmiao. which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, Senmiao Consulting entered into an additional office lease with the shareholder, which was set to expire on February 1, 2026. For the years ended March 31, 2022, we incurred $237,968 in rental expenses to the shareholder.

In September 2019, Hunan Ruixi entered into an office lease agreement which was set to expire in October, 2023 with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a Company where one of our independent directors serves as legal representative and general manager. The rent was approximately $44,250 per year, payable on a quarterly basis. For the year ended March 31, 2022, we incurred expense of $45,651 in rent to Dingchentai.

In June 2019 and January 2020, our former VIE, Jinkailong, entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, the companies which are controlled by one of the noncontrolling shareholder of Jinkailong. During the year ended March 31, 2022, Jinkailong incurred automobile maintenance service fees of an aggregate of $942,581 to those companies, respectively.

In July 28, 2021 and August 17, 2021, Xi Wen, Chief Executive Officer and President of the Company, signed two Loan Agreements with Senmiao, under which Xi Wen agreed to lend $500,000 and $300,000 to the Company for its operation of business, with a term of six months and three months, respectively. The loan is interest-free and may be repaid in advance. As of March 31, 2022, the loans were fully settled.

Director Independence

Our board of directors has determined that each of Mr. Davis, Ms. Lin and Ms. Wang qualifies as an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2022 and 2021.

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
Fee Category	2022	2021
Audit Fees (1)	$280,000	$261,000
Audit-Related Fees (2)	$35,000	$82,000
Tax Fees (3)	$8,000	$6,965
All Other Fees (4)	$—	$—
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

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Report:

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

Item 16.Form 10-K Summary

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

10.39

Placement Agency Agreement dated May 11,2021 (including Form of Lock-Up Agreement in the exhibit) relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.40

English Translation of the Investment Agreement, dated September 11, 2020, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021.

10.41

English Translation of the Supplementary Agreement to the Investment Agreement, dated February 5, 2021, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021.

10.42

English Translation of the Termination Agreement of the Investment Agreement, dated July 2, 2021, by and among Hongyi Industry Group Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021.

10.43

English Translation of Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2022.

10.44	Loan Agreement, effective July 28, 2021, by and between Xi Wen and Senmiao Technology Limited.*

10.45	Loan Agreement, effective August 17, 2021, by and between Xi Wen and Senmiao Technology Limited.*
14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

21.1	List of Subsidiaries*

23.1	Consent of Friedman LLP*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

104.	Cover Page Interactive Data File*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2022	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
Xi Wen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Xiaoyuan Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	July 14, 2022
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	July 14, 2022
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	July 14, 2022
Trent Davis

/s/ Xiaojuan Lin	Director	July 14, 2022
Xiaojuan Lin

/s/ Sichun Wang	Director	July 14, 2022
Sichun Wang

/s/ Jie Gao	Director	July 14, 2022
Jie Gao