Form 10-Q
period 2022-06-30
Senmiao Technology Ltd
filed 2022-08-15
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 7,682,908 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2022	2022
ASSETS	(Unaudited)
Current assets
Cash, and cash equivalents	$1,854,338	$1,185,221
Accounts receivable, net, current portion	390,326	418,022
Inventories	221,214	286,488
Finance lease receivables, net, current portion	255,239	314,264
Prepayments, other receivables and other assets, net	1,944,129	2,713,208
Due from related parties, current portion	735,432	682,335
Total current assets	5,400,678	5,599,538

Property and equipment, net	4,967,144	5,658,773

Other assets
Operating lease right-of-use assets, net	228,925	109,621
Operating lease right-of-use assets, net, related parties	496,083	515,906
Financing lease right-of-use assets, net	159,136	305,933
Intangible assets, net	895,792	959,551
Accounts receivable, net, noncurrent	—	69
Finance lease receivables, net, noncurrent	67,718	92,980
Due from a related party, noncurrent	5,884,503	6,635,746
Total other assets	7,732,157	8,619,806

Total assets	$18,099,979	$19,878,117

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution	$91,821	$145,542
Accounts payable	2,106	14,446
Advances from customers	130,621	120,629
Accrued expenses and other liabilities	2,852,403	2,444,367
Due to related parties and affiliates	84,028	11,682
Operating lease liabilities	95,215	50,177
Operating lease liabilities - related parties	314,990	330,781
Financing lease liabilities	159,136	304,557
Derivative liabilities	586,694	2,215,204
Current liabilities - discontinued operations	500,070	528,426
Total current liabilities	4,817,084	6,165,811

Other liabilities
Operating lease liabilities, non-current	141,886	47,910
Operating lease liabilities, non-current - related parties	248,997	226,896
Financing lease liabilities, non-current	—	1,376
Deferred tax liability	44,007	46,386
Total other liabilities	434,890	322,568

Total liabilities	5,251,974	6,488,379

Commitments and contingencies

Mezzanine Equity
Series A convertible preferred stock (par value $0.0001 per share, 5,000 shares authorized; 4,480 and 5,000 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively)	735,436	820,799

Stockholders’ equity
Common stock (par value $0.0001 per share, 10,000,000 shares authorized; 6,313,614 and 6,186,783 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively)*	644	630
Additional paid-in capital	42,888,382	42,803,033
Accumulated deficit	(34,268,692)	(34,601,545)
Accumulated other comprehensive loss	(893,292)	(109,454)
Total Senmiao Technology Limited stockholders’ equity	7,727,042	8,092,664

Non-controlling interests	4,385,527	4,476,275

Total equity	12,112,569	12,568,939

Total liabilities, mezzanine equity and equity	$18,099,979	$19,878,117

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$2,341,796	$378,754
Cost of revenues	(1,881,816)	(2,296,444)
Gross profit (loss)	459,980	(1,917,690)

Operating expenses
Selling, general and administrative expenses	(1,919,347)	(2,647,269)
Recovery of (provision for) doubtful accounts	21,857	(73,478)
Impairments of inventories	(3,085)	—
Impairments of long-lived assets and goodwill	—	(137,390)
Total operating expenses	(1,900,575)	(2,858,137)

Loss from operations	(1,440,595)	(4,775,827)

Other income (expense)
Other income (expense), net	63,153	(36,610)
Interest expense	—	(5,845)
Interest expense on finance leases	(7,148)	(15,853)
Change in fair value of derivative liabilities	1,628,510	(1,369,284)
Total other income (expense), net	1,684,515	(1,427,592)

Income (loss) before income taxes	243,920	(6,203,419)

Income tax expense	—	—

Net income (loss) from continuing operations	243,920	(6,203,419)

Loss from discontinued operations, net of applicable income taxes	—	(1,167,217)

Net income (loss)	243,920	(7,370,636)

Net loss attributable to non-controlling interests from continuing operations	88,933	818,545
Net loss attributable to non-controlling interests from discontinued operations	—	303,476

Net income (loss) attributable to the Company's stockholders	$332,853	$(6,248,615)

Net income (loss)	$243,920	$(7,370,636)

Other comprehensive loss
Foreign currency translation adjustment	(785,653)	(18,572)

Comprehensive loss	(541,733)	(7,389,208)

less: Total comprehensive loss attributable to noncontrolling interests	(90,748)	(1,133,356)

Total comprehensive loss attributable to stockholders	$(450,985)	$(6,255,852)

Weighted average number of common stock
Basic and diluted*	6,305,252	5,273,156

Earning (loss) per share - basic and diluted*
Continuing operations	$0.05	$(1.02)
Discontinued operations	$—	$(0.16)

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended June 30, 2021 and 2022

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2021
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares*	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2021	4,978,073	$498	$40,759,807	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net loss	—	—	—	(6,248,615)		(1,122,021)	(7,370,636)
Exercise of Series A warrants into common stock	4,403	1	22,014	—	—	—	22,015
Fair value of derivative liabilities upon exercise of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock and warrants in a registered direct offerings, net of issuance costs	553,192	55	5,770,998	—	—	—	5,771,053
Fair value of warrants allocated to derivative liabilities	—	—	(3,562,404)	—	—	—	(3,562,404)
Foreign currency translation adjustment	—	—	—	—	(7,237)	(11,335)	(18,572)
BALANCE, June 30, 2021 (Unaudited)	5,535,667	$554	$43,036,089	$(40,313,536)	$(845,908)	$(4,417,499)	$(2,540,300)

	For the Three Months Ended June 30, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$630	$42,803,033	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net income (loss)	—	—	—	332,853	—	(88,933)	243,920
Conversion of preferred stock into common stock	126,831	14	85,349	—	—	—	85,363
Foreign currency translation adjustment	—	—	—	—	(783,838)	(1,815)	(785,653)
BALANCE, June 30, 2022 (Unaudited)	6,313,614	$644	$42,888,382	$(34,268,692)	$(893,292)	$4,385,527	$12,112,569

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$243,920	$(7,370,636)
Net loss from discontinued operations	—	(1,167,217)
Net income (loss) from continuing operations	243,920	(6,203,419)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	288,547	162,547
Amortization of right-of-use assets	218,446	184,501
Amortization of intangible assets	45,716	37,340
Provision for (recovery of) doubtful accounts	(21,857)	73,478
Impairments of long-lived assets	—	137,390
Impairments of inventories	3,085	—
Loss on disposal of equipment	9,144	—
Change in fair value of derivative liabilities	(1,628,510)	1,369,284
Change in operating assets and liabilities
Accounts receivable	16,836	(72,288)
Inventories	47,478	(126,111)
Prepayments, other receivables and other assets	614,373	(503,108)
Finance lease receivables	134,210	203,415
Accounts payable	(11,720)	843,054
Advances from customers	16,683	(7,192)
Accrued expenses and other liabilities	559,610	1,760,794
Operating lease liabilities	(9,137)	(78,691)
Operating lease liabilities - related parties	(12,685)	33,876
Net cash provided by (used in) operating activities from continuing operations	514,139	(2,185,130)
Net cash used in operating activities from discontinued operations	—	(1,450,329)
Net Cash Provided by (Used in) Operating Activities	514,139	(3,635,459)

Cash Flows from Investing Activities:
Proceeds from sales of equipment	25,739	—
Purchases of property and equipment	(497)	(2,183,162)
Purchases of intangible assets	(910)	—
Net cash provided by (used in) investing activities from continuing operations	24,332	(2,183,162)
Net cash provided by investing activities from discontinued operations	—	108,988
Net Cash provided by (Used in) Investing Activities	24,332	(2,074,174)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	—	5,771,053
Net proceeds from issuance of common stock upon warrants exercised	—	22,015
Loan to related parties	—	(8,654)
Borrowings from related parties and affiliates	349,704	—
Repayments to related parties and affiliates	—	(373)
Repayments of current borrowings from financial institutions	(46,520)	(3,252)
Principal payments of finance lease liabilities	(132,111)	(88,370)
Net cash provided by financing activities from continuing operations	171,073	5,692,419
Net cash used in financing activities from discontinued operations	—	(370,257)
Net Cash Provided by Financing Activities	171,073	5,322,162

Effect of exchange rate changes on cash and cash equivalents	(40,427)	(23,086)

Net (decrease) increase in cash and cash equivalents	669,117	(410,557)
Cash and cash equivalents, beginning of the period	1,185,221	4,448,075
Cash and cash equivalents, end of the period	1,854,338	4,037,518

Less: Cash and cash equivalents from discontinued operations	—	40,747

Cash and cash equivalents from continuing operations, end of period	$1,854,338	$4,078,265

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$14,696
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$155,329	$—
Recognition of right-of-use assets and lease liabilities, related parties	$65,817	$298,628
Allocation of fair value of derivative liabilities for issuance of common stock	$—	$3,562,404
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$—	$45,674

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in two segments:

(i) automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s wholly owned subsidiaries, Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and its equity investee company (an entity 35% owned by Hunan Ruixi) and former variable interest entity (“VIE”), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).

(ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and other 21 cities in China as of the filing date of these unaudited condensed consolidated financial statements.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. Yicheng holds a business license for automobiles sale and has been engaged in automobile sales since June 2019. Yicheng used to have a license of financial leasing, which has been terminated since June 2022. The Company also has been engaged in operating leasing services through Hunan Ruixi and its equity investee company, Jinkailong since March 2019. Jinkailong used to facilitate automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services.

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain a 51% equity interest. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all the shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.8 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.7 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. On October 22, 2021, Senmiao Consulting further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which Senmiao Consulting shall acquire all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders was completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting.

As of the filing date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB36.86 million (approximately $5.5 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of June 30, 2022, XXTX had eight wholly owned subsidiaries and only one of them had operations.

In December 2020, Senmiao Consulting formed Corenel, with a registered capital of RMB10 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel is engaged in automobile operating leases since March 2021.

In December 2020, Hunan Ruixi and a third party jointly formed a subsidiary, Chengdu Xichuang Technology Service Co., Ltd. (“Xichuang”), with a registered capital of RMB200,000 (approximately $32,000) in Chengdu City, Sichuan Province. Hunan Ruixi holds 70% of the equity interests of Xichuang. In August 2021, Hunan Ruixi signed an equity transfer agreement with another shareholder of Xichuang. Pursuant to the equity transfer agreement, another shareholder of Xichuang would transfer 30% of its shares to Hunan Ruixi for a consideration of zero. However, in November 2021, Xichuang was dissolved. The dissolution of Xichuang did not have a material impact to the Company’s financial results.

In April 2021, the Company formed Senmiao Technology (Hong Kong)., Ltd. (“Senmiao HK”), with a registered capital of $10,000 in Hongkong. The Company holds 99.99% of the equity interests of Senmiao HK. As of the filing date of these unaudited condensed consolidated financial statements, Senmiao HK has no operations.

In March 2022, Corenel and another company in Chengdu formed Jiekai, with a registered capital of RMB500,000 (approximately $80,000). Corenel holds 51% of the equity interests of Jiekai. Jiekai is engaged in automobile operating lease business since April 2022.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investee company, as of the filing date of these unaudited condensed consolidated financial statements:

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, please refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 15, 2022. According to the VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao and the financial statements of Sichuan Senmiao are consolidated in the accompanying unaudited condensed consolidated financial statements. On March 23, 2022, Senmiao Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and acquired Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination of the Sichuan Senmiao VIE Agreements had no significant impact on the consolidated financial statements.

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of June 30, 2022, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, Jinkailong ceased to be a VIE to Ruixi. The Company, through Ruixi, retains its 35% equity interests in Jinkailong. Jinkailong is referred to as an equity investee company to Ruixi and indirectly to the Company from time to time in this report.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The terms of Youlu VIE Agreements were similar to the Sichuan Senmiao VIE Agreements. According to the Youlu VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination had no significant impact on the consolidated financial statements. After Jinkailong and Youlu were deconsolidated from the Company’s consolidated financial statements at March 31, 2022, there were no assets and liabilities from the Company’s former VIEs included in the Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and consolidated financial statements as of March 31 2022.

Net revenue, loss from operations and net loss of the former VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and 2021 are as follows:

	For the three months Ended
	June 30,
	2022	2021*
	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$—	$23,113
Net revenue from discontinued operations	$—	$1,471,321
Loss from operations from continuing operations	$—	$(27,236)
Loss from operations from discontinued operations	$—	$(1,046,531)
Net loss from continuing operations attributable to stockholders	$—	$(25,690)
Net loss from discontinued operations attributable to stockholders	$—	$(863,741)
Net loss attributable to stockholders	$—	$(889,431)

* Net revenue, loss from operations and net loss attributable to stockholders for three months ended June 30, 2021 were retroactively restated for comparative purpose.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) accumulated deficit of approximately $34.3 million as of June 30, 2022; and (2) the purchase commitment of approximately $1.6 million for 100 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles in the amount of approximately $3.2 million, of which, 100 automobiles of approximately $1.6 million have been purchased in cash and delivered to the Company and the remaining purchase commitment of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions.

Management has determined there is substantial doubt about its ability to continue as a going concern. If the Company is unable to generate significant revenue, the Company may be required to curtail or cease its operations. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;
●	Other available sources of financing (including debt) from PRC banks and other financial institutions; and
●	Financial support and credit guarantee commitments from the Company’s related parties.

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers the Company would be exposed to was approximately $0.4 million as of June 30, 2022, assuming all the automobile purchasers were in default. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of June 30, 2022 and for the three months ended June 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on July 15, 2022.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2022, its unaudited results of operations for the three months ended June 30, 2022 and 2021, and its unaudited cash flows for the three months ended June 30, 2022 and 2021, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)   Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues and expenses of the subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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

The reporting currency of the Company and its subsidiaries and former VIEs is U.S. dollars (“US$”) and the unaudited condensed consolidated financial statements have been expressed in US$. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted.

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries and former VIEs are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	March 31,
	2022	2022
Balance sheet items, except for equity accounts	6.6995	6.3400

	For the three months Ended June 30,
	2022	2021
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.6117	6.4581

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and March 31, 2022:

	Carrying Value as of	Fair Value Measurement as of
	June 30, 2022	June 30, 2022
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$586,694	$—	$—	$586,694

		Fair Value Measurement as of
	Carrying Value as of	March 31, 2022
	March 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$2,215,204	$—	$—	$2,215,204

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for three months ended June 30, 2022 and for the year ended March 31 2022:

			August	February
			2020	2021
			Underwritten	Registered	May 2021		November 2021
	2019 Registered Direct Offering		Public	Direct	Registered Direct Offering		Private Placement
	Series A	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2021	$80,268	$163,572	$397,525	$637,561	$—	$—	$—	$—	$1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	3,313,864	248,541	4,060,857	310,173	7,933,435
Change in fair value of derivative liabilities	(32,680)	(153,047)	(352,944)	(572,018)	(2,535,376)	(190,154)	(2,895,392)	(219,871)	(6,951,482)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	—	(45,675)
BALANCE as of March 31, 2022	1,913	10,525	44,581	65,543	778,488	58,387	1,165,465	90,302	2,215,204
Change in fair value of derivative liabilities	(1,657)	(9,117)	(31,128)	(46,491)	(534,972)	(40,123)	(905,583)	(59,439)	(1,628,510)
BALANCE as of June 30, 2022 (Unaudited)	$256	$1,408	$13,453	$19,052	$243,516	$18,264	$259,882	$30,863	$586,694

On June 21, 2019, the Company closed a registered direct offering of an aggregate of 178,137 (1,781,361 pre reverse split) shares of common stock, and in connection therewith, issued to the investors (i) for no additional consideration, Series A warrants to purchase up to an aggregate of 133,602 (1,336,021 pre reverse split) shares of common stock, (ii) for nominal additional consideration, Series B warrants to purchase up to a maximum aggregate of 111,632 (1,116,320 pre reverse split) shares of common stock and (iii) placement agent warrants to purchase up to 14,251 (142,509 pre reverse split) shares of common stock (the “June 2019 Placement Agent Warrants”).

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

On November 10, 2021, the Company completed a private placement of 5,000 shares of the Company’s series A convertible preferred stock at $1,000 per share, pursuant to a securities purchase agreement with certain institutional investors. As a result, the Company raised approximately $4.4 million, net of placement agent fees and offering expenses, to support the Company’s working capital requirements. In connection with the offering, The Company also issued warrants to the investors to purchase a total of 5,335,763 (7,352,941 pre-reverse split) shares of common stock at an exercise price of $1.13 ($0.82 pre-reverse split) per share (the “November 2021 Investors Warrants”). The warrants have a term of five years and are exercisable at any time on or after the initial exercisability date. In connection with the offering, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 55,148 (551,471 pre-reverse split) shares of common stock at an exercise price of $6.80 ($0.68 pre-reverse split) per share (the “November 2021 Placement Agent Warrants”), which warrants will be exercisable at any time beginning from the date of six months from the closing of the Offering and expire on the fifth-year anniversary of their issuance. The Series A Convertible Preferred Stock is redeemable as change of control occur. A discount to the redemption amount of a contingently redeemable preferred share should be amortized only once it is probable the share will become redeemable. The Company determined that the redemption is uncertain as the cash redemption feature upon change of control is at the option of the holder, and the redemption date upon the change of control is uncertain. The strike price of the Company’s Series A and Series B warrants, the placement agent warrants, the Underwriters’ Warrants, the ROFR warrants, and the investors warrants are denominated in US$ and the Company’s functional currency is RMB; therefore, those warrant shares are not considered indexed to the Company’s own stock which should be classified as derivative liability.

As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. The exercise price of the November 2021 Investors Warrants was adjusted to $1.13, the Event Market Price and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of June 30, 2022 and March 31, 2022.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of June 30, 2022
			August 4,
	June 20, 2019		2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	6/30/2022	6/30/2022	6/30/2022	6/30/2022	6/30/2022	6/30/2022	6/30/2022	6/30/2022	6/30/2022
Exercise price	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$2.30
Expected term (years)	0.97	0.97	3.10	3.62	3.62	3.87	3.87	4.37	4.37
Risk-free interest rate	2.72%	2.72%	2.99%	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Expected volatility	122%	122%	122%	122%	122%	122%	122%	122%	122%

	As of March 31, 2022
	June 20,		August 4,	February 10,		May 13,		November 10,
	2019		2020	2021		2021		2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022
Exercise price*	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Expected term (years)	1.22	1.22	3.35	3.87	3.87	4.12	4.12	4.62	4.62
Risk-free interest rate	1.77%	1.77%	2.44%	2.44%	2.44%	2.43%	2.43%	2.43%	2.43%
Expected volatility	123%	123%	123%	123%	123%	123%	123%	123%	123%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of June 30, 2022 and March 31, 2022, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2022 and March 31, 2022.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(f)   Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of June 30, 2022 and March 31, 2022, the Company had equity investment in Jinkailong of 35%, and the carrying value of the investment is $0 for both period presented.

(g)   Business combinations and non-controlling interests

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 “Business Combinations.” The cost of an acquisition is measured at the aggregate of the acquisition date fair value of the assets transferred to the sellers and liabilities incurred by the Company and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated income statements. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated income statements.

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

(i)   Cash and cash equivalents

Cash and cash equivalents primarily consist of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. Cash and cash equivalents also consist of funds received from automobile purchasers as payments for automobiles, funds received from automobile lessees as payments for rentals, which were held at the third-party platforms’ fund accounts and which are unrestricted and immediately available for withdrawal and use.

(j)   Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 and March 31, 2022, allowance for doubtful accounts amounted to $106,846 and $112,905, respectively.

(k)   Inventories

Inventories consist of automobiles which are held primarily for sale and for leasing purposes, and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. As of June 30, 2022 and March 31,2022, impairments of inventories amounted to $27,051 and $60,398, respectively, were provided for certain vehicles held for sale.

(l)   Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as a finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 and March 31, 2022, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of June 30, 2022 and March 31, 2022, finance lease receivables consisted of the following:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Minimum lease payments receivable	$413,437	$511,030
Less: Unearned interest	(90,480)	(103,786)
Financing lease receivables, net	$322,957	$407,244
Finance lease receivables, net, current portion	$255,239	$314,264
Finance lease receivables, net, non-current portion	$67,718	$92,980

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2022 are as follows:

Minimum future
payments receivable
Twelve months ending June 30, 2023	$278,062
Twelve months ending June 30, 2024	102,222
Twelve months ending June 30, 2025	33,153
Total	$413,437

(m)   Property and equipment, net

Property and equipment primarily consist of automobiles, leasehold improvements, computers and other equipment, which are stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2022 and 2021, the Company did not recognize impairment for property and equipment from continuing operations. For the three months ended June 30, 2021, the impairment for property and equipment was $26,867 from discontinued operations, respectively.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2022 and 2021, there was no impairment of intangible assets.

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

For the three months ended June 30, 2022 and 2021, the Company recorded an impairment of $0 and $137,390 against goodwill, respectively.

(p) Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of outstanding shares of common stock, adjusted for outstanding shares of common stock that are subject to repurchase.

For the calculation of diluted income (loss) per share, net income (loss) attributable to stockholders for basic earnings (loss) per share is adjusted by the effect of dilutive securities, including warrants and share-based awards, under the treasury stock method and convertible securities under two-class method. Potentially dilutive securities, of which the amounts are insignificant, have been excluded from the computation of diluted net earnings (loss) per share if their inclusion is anti-dilutive.

In calculating the numerator of diluted earnings per share under the two-class method, undistributed net income is re-allocated to the common shares and participating securities that are assumed to be outstanding for diluted earnings per share purposes. In doing so, the undistributed net income allocated to common shares and participating securities for purposes of basic earnings per share is re-allocated in accordance with the sequencing rules of the FASB authoritative guidance to give effect to the potential common shares and participating securities that are assumed to be outstanding for purpose of computing diluted earnings per share.

Basic and diluted net loss per share is presented using the two-class method required for participating securities: series A convertible preferred stock and common stock. Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company’s common stock equivalents consist of shares of common stock issuable upon the exercise of warrant and the conversion of series A convertible Preferred Stock. For the three months ended June 30, 2022, the Company has generated net income, the basic and diluted net income per share are the same because the Company only includes common stock and participating convertible preferred shares (series A convertible preferred stock) in its capital structure as well as the warrants are excluded from diluted net loss per share due to their antidilutive impact.

The following table summarizes the calculation of basic and diluted net income (loss) per common share:

	For the three months
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Net Income (loss) attributable to the Company’s stockholders	$332,853	$(6,248,615)
Less: undistributed net income to series A convertible preferred stock	49,108	—
Net income (loss) attributable to common stock	$283,745	$(6,248,615)
Continuing operations	283,745	(5,384,874)
Discontinued operations	—	(863,741)

Basic and diluted earnings per share
Basic weighted average shares outstanding*	6,305,252	5,273,156
Basic and diluted earnings (loss) per share- continuing operations	0.05	(1.02)
Basic and diluted earnings (loss) per share- discontinued operations	—	(0.16)

The following shares were excluded from the calculation of diluted net loss per share calculation as their effect would have been anti-dilutive:

	For the three months
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Warrants*	6,087,504	696,591

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

(q)  Mezzanine Equity (redeemable)

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

(r)   Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on the Company’s balance sheet, with any changes in fair value recorded in the Company’s results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

(s)   Revenue recognition

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

As of June 30, 2022, the Company had outstanding contracts for automobile transaction and related services amounting to $102,816, of which $76,217 is expected to be completed within twelve months after June 30, 2022, and $26,599 is expected to be completed after June 30, 2023.

Disaggregated information of revenues by business lines are as follows:

	For the three months Ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$852,515	$211,129
- Service fees from NEVs leasing	140,497	8,530
- Revenues from sales of automobiles	69,698	—
- Service fees from automobile purchase services	14,788	—
- Service fees from management and guarantee services	13,106	25,121
- Financing revenues	11,064	37,771
- Other service fees	52,608	53,852
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	1,154,276	336,403
Online Ride-hailing Platform Services (Continuing Operations)	1,187,520	42,351
Total Revenues from Continuing Operations	2,341,796	378,754
Automobile Transaction and Related Services (Discontinued Operations)
-Operating lease revenues from automobile rentals	—	1,273,483
- Service fees from NEVs leasing	—	54,913
- Service fees from management and guarantee services	—	18,410
- Financing revenues	—	7,887
- Other service fees	—	116,628
Total revenues from Automobile Transaction and Related Services (Discontinued Operations)	—	1,471,321
Total revenues	$2,341,796	$1,850,075

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

Sales of automobiles – The Company generated revenue from sales of automobiles to the customers of Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi and the customers. The Company recognizes revenues when an automobile is delivered and control is transferred to the purchaser at a point in time. Accounts receivable related to the revenue are being collected within 12 months.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2022, the Company’s pricing interest rate was 6.0% per annum.

(t)   Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2022 and March 31, 2022. As of June 30, 2022, the calendar years ended December 31, 2017 through 2021 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

(u)   Comprehensive loss

Comprehensive loss includes net income (loss) and foreign currency adjustments. Comprehensive loss is reported in the unaudited condensed consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the unaudited condensed consolidated balance sheets are the cumulative foreign currency translation adjustments.

(v)   Share-based awards

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

(w)   Leases

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended June 30, 2022 and 2021, the Company did not recognize impairment loss on its finance lease ROU assets.

(x)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On June 30, 2022 and March 31, 2022, approximately $81,000 and $117,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On June 30, 2022 and March 31, 2022, approximately $1,584,000 and $874,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $80,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2022 and March 31, 2022, allowance for doubtful accounts amounted to $106,846 and $112,905, respectively. For the three months ended June 30, 2022 and 2021, the Company wrote off accounts receivable of $0 and $21,997 from continuing operations, respectively, which represent due from automobile purchasers from continuing operation. For the three months ended June 30, 2021, the Company wrote off accounts receivable of $16,176 from discontinued operations, which represent due from automobile purchasers.

2)    Foreign currency risk

As of June 30, 2022 and March 31, 2022, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $81,000 and $117,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB was appreciated from 6.34 RMB into US$1.00 on March 31, 2022 to 6.70 RMB into US$1.00 on June 30, 2022.

(y) Reclassification

Certain items of operating expenses in the unaudited condensed consolidated statements of operations and comprehensive of comparative period have been reclassified to conform to the unaudited condensed consolidated financial statements for the current period. The reclassification has no impact on net loss.

(z)   Recently issued accounting standards

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

In May 2021, The FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendments in this Update provide the following guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic: (1) An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. (2) An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: a. For a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged. Specifically, an entity should consider: a. An increase or a decrease in the fair value of the modified or exchanged written call option in applying the 10 percent cash flow test and/or calculating the fees between debtor and creditor in accordance with Subtopic 470-50, Debt—Modifications and Extinguishments. ii. An increase (but not a decrease) in the fair value of the modified or exchanged written call option in calculating the third-party costs in accordance with Subtopic 470-50. b. For all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. c. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration, as follows: a. A financing transaction to raise equity. The effect should be recognized as an equity issuance cost in accordance with the guidance in Topic 340, Other Assets and Deferred Costs. b. A financing transaction to raise or modify debt. The effect should be recognized as a cost in accordance with the guidance in Topic 470, Debt, and Topic 835, Interest. c. Other modifications or exchanges that are not related to financings or compensation for goods or services or other exchange 3 transactions within the scope of another Topic. The effect should be recognized as a dividend. For entities that present EPS in accordance with Topic 260, that dividend should be an adjustment to net income (or net loss) in the basic EPS calculation. An entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option to compensate for goods or services in accordance with the guidance in Topic 718, Compensation—Stock Compensation. In a multiple-element transaction (for example, one that includes both debt financing and equity financing), the total effect of the modification should be allocated to the respective elements in the transaction. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Adoption of this new update does not materially impact the Company’s unaudited condensed consolidated financial statements and related disclosures after the Company’s evaluation.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows of the Company.

4.     DISCONTINUED OPERATIONS

Discontinued operations- Online P2P lending services

On October 17, 2019, the Board approved the plan under which the Company has discontinued and is winding down its online P2P lending services business (the “Plan”). The Company determined that the operation of its online P2P lending services business was not viable in light of the tightened regulations on online peer-to-peer lending in China generally and the unofficial request from local regulator to reduce the Company’s online peer-to-peer lending transaction volume on a monthly basis. The Company also determined that the discontinuation of its online P2P lending services business would allow the Company to focus its resources on its automobile financing facilitation and transaction business. In connection with the Plan, the Company ceased facilitation of loan transactions on its online lending platform and assumed all the outstanding loans from investors on the platform. The decision and action taken by the Company of discontinuing the online lending services business represented a major shift that had a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45.

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three months ended June 30, 2022.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in consolidated balance sheet as of June 30, 2022 and March 31, 2022.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$482,197	$509,540
Due to a stockholder	17,873	18,886
Total current liabilities	500,070	528,426
Total liabilities	$500,070	$528,426

Discontinued operation- Jinkailong

On March 31, 2022, Ruixi, a majority owned subsidiary of the Company, holding 35% equity interest of Jinkailong, entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on August 26, 2018 (“Voting Agreement No.1”) and the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on February 13, 2020 (“Voting Agreement No.2”, collectively, “Voting Agreements”) shall be terminated as of the date of the Termination Agreement. As a result, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of June 30, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of June 30, 2022, the paid-in capital of Jinkailong is zero.

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Jinkailong in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022 and 2021.

	For the three months Ended
	June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$—	$1,471,321
Cost of revenues	—	(1,482,902)
Gross loss	—	(11,581)
Operating expenses
Selling, general and administrative expenses	—	(1,036,008)
Long live assets impairment	—	(26,867)
Recovery of doubtful account	—	27,925
Total operating expenses	—	(1,034,950)
Loss from discontinued operations	—	(1,046,531)
Other expense, net	—	(120,686)
Loss before income taxes	—	(1,167,217)
Income tax expenses	—	—
Net Loss	—	(1,167,217)
Less: net loss from discontinued operations attributable to noncontrolling interest	—	(303,476)
Net loss attributable to stockholders	$—	$(863,741)

5.     ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of June 30, 2022 and March 31, 2022, accounts receivable were comprised of the following:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$345,697	$392,530
Receivables of service fees due from automobile purchasers	16,419	17,350
Receivables of online ride hailing fees from online ride-hailing drivers	122,146	121,116
Receivables of operating lease	12,910	—
Less: Allowance for doubtful accounts	(106,846)	(112,905)
Accounts receivable, net	$390,326	$418,091
Accounts receivable, net, current portion	$390,326	$418,022
Accounts receivable, net, non-current portion	$—	$69

Movement of allowance for doubtful accounts for June 30, 2022 and March 31, 2022 are as follows:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Beginning balance	$112,905	$78,167
Addition	—	153,988
Write off	—	(44,227)
Deconsolidation of Jinkailong	—	(76,428)
Translation adjustment	(6,059)	1,405
Ending balance	$106,846	$112,905

6.     INVENTORIES

	June 30,	March 31,
	2022	2022
	(Unaudited)
Automobiles (i)	$221,214	$286,488
(i)	As of June 30, 2022, the Company owned 27 automobiles with a total value of $248,265 for sale or sales-type leases. As of March 31, 2022, the Company owned 36 automobiles with a total value of $346,886 for sale or sales-type leases.

As of June 30, 2022 and March 31, 2022, management compared the cost of automobiles with their net realizable value and recognized impairments of $27,051 and $60,398 for certain automobiles for sale, respectively. For the three months ended June 30, 2022 and 2021, management recognized impairments of $3,085 and $0 in the unaudited condensed consolidated statements of operations and comprehensive loss.

7.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of June 30, 2022 and March 31, 2022, the prepayments, receivables and other assets were comprised of the following:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Prepaid expenses (i)	$702,637	$957,200
Deposits (ii)	680,905	731,279
Receivables from aggregation platforms (iii)	209,690	163,384
Value added tax (“VAT”) recoverable	124,924	597,884
Due from automobile purchasers, net (iv)	188,079	238,421
Employee advances	13,120	11,054
Others	24,774	13,986
Total prepayments, receivables and other assets	$1,944,129	$2,713,208

(i)	Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform.

(iii)	Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company’s online ride-hailing platform.

(iv)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of June 30, 2022 and March 31, 2022, the Company did not record allowance against doubtful receivables.

During the three months ended June 30, 2022, the Company recovered allowances against the balance due from automobile purchasers of $21,857 while during three months ended June 30, 2021, the Company recorded additional allowances of $43,465, respectively, while wrote off balance due from automobile purchasers of $0 and $30,626, respectively, from continuing operations. During the three months ended June 30, 2021, the Company recorded additional allowances of $3,735, and recovered allowance against the balance due from automobile purchasers of $20,710 from discontinued operations.

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Leasehold improvements	$187,813	$198,463
Electronic devices	45,744	47,849
Office equipment, fixtures and furniture	77,331	81,898
Vehicles	6,006,091	6,463,698
Subtotal	6,316,979	6,791,908
Less: accumulated depreciation and amortization	(1,349,835)	(1,133,135)
Total property and equipment, net	$4,967,144	$5,658,773

Depreciation expense from continuing operations for the three months ended June 30, 2022 and 2021 amounted to $288,547 and $162,547, respectively. Depreciation expense from discontinued operations for three months ended June 30, 2021 amounted to $49,041.

9.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Software	$794,470	$796,042
Online ride-hailing platform operating licenses	426,516	450,701
Less: Accumulated amortization	(325,194)	(287,192)
Total intangible assets, net	$895,792	$959,551

Amortization expense totaled $45,716 and $37,340 for the three months ended June 30, 2022 and 2021, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2023	$180,954
Twelve months ending June 30, 2024	169,622
Twelve months ending June 30, 2025	162,317
Twelve months ending June 30, 2026	91,830
Twelve months ending June 30, 2027	84,959
Thereafter	206,110
Total	$895,792

10.   BORROWINGS FROM A FINANCIAL INSTITUTION

The borrowings from a certain financial institution in China represented the short-term loans of $91,821 as of June 30, 2022. Such borrowings bearing interest rate of 13.04% per annum as of June 30, 2022, which are to be repaid within the next 12 months, were classified as borrowings from financial institutions, current.

The borrowings from a certain financial institution in China represented the short-term loans of $145,542 as of March 31, 2022. Such borrowings bearing interest rate of 13.04% per annum as of March 31, 2022, which is to be repaid within the next 12 months, were classified as borrowings from financial institutions, current.

The interest expense for the three months ended June 30, 2022 and 2021 was immaterial from continuing operations. The interest expense for the three months ended June 30, 2021 was $8,851 from discontinued operations.

11.   ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	March 31,
	2022	2022
	(Unaudited)
Accrued payroll and welfare	$1,198,877	$1,176,442
Payables to drivers from aggregation platforms (i)	959,996	806,921
Deposits (ii)	810,838	783,830
Accrued expenses	196,155	94,106
Payables for expenditures on automobile transaction and related services	33,052	56,222
Loan repayments received on behalf of financial institutions (iii)	25,462	28,704
Other taxes payable	45,490	5,260
Other payables	64,730	2,422
Total accrued expenses and other liabilities	3,334,600	2,953,907
Total accrued expenses and other liabilities - discontinued operations	(482,197)	(509,540)
Total accrued expenses and other liabilities - continuing operations	$2,852,403	$2,444,367
(i)

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

The contributions made by the Company were $126,064 and $171,703 for the three months ended June 30, 2022 and 2021, respectively, from continuing operations of the Company. The contributions made by the Company were $24,226 for the three months ended June 30, 2021 for the Company’s discontinued operations.

As of June 30, 2022 and March 31, 2022, the Company did not make adequate employee benefit contributions in the amount of $946,677 and $963,824, respectively, from continuing operations of the Company.

13.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 pre reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of June 30, 2022, there were 3,794 (37,940 pre reverse split) IPO Underwriter’s Warrants outstanding.

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

2019 Registered Direct Offering Warrants

As of June 30, 2022 and March 31, 2022, there were 16,841 (168,411 pre reverse split) and 16,841 (168,411 pre reverse split) 2019 registered direct offering warrants outstanding, respectively. During the three months ended June 30, 2022 and 2021, the change of fair value was a gain of $10,774 and $64,056 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $1,664 and $12,438, respectively.

August 2020 Underwriters’ Warrants

As of June 30, 2022 and March 31, 2022, there were 31,808 (318,080 pre reverse split) underwriters’ warrants outstanding. During the three months ended June 30, 2022 and 2021, the change of fair value was a gain of $31,128 and $111,794 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $13,453 and $44,581, respectively.

February 2021 Registered Direct Offering Warrants

As of June 30, 2022 and March 31, 2022, there were 53,262 (532,609 pre reverse split) February 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2022 and 2021, the change of fair value was a gain of $46,491 and $186,202 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $19,052 and $65,543, respectively.

May 2021 Registered Direct Offering Warrants

As of June 30, 2022, there were 594,682 (5,946,810 pre reverse split) May 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2022, the change of fair value was a gain of $575,095 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. During the three months ended June 30, 2021, the change of fair value was a loss of $1,731,336 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of June 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $261,780 and $836,875, respectively.

November 2021 Private Placement Warrants

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

As of June 30, 2022, there were 5,335,763 (7,352,941 pre reverse split) November 2021 Private Placement Warrants outstanding. During the three months ended June 30, 2022, the change of fair value was a gain of $965,022 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of June 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $290,745 and $1,255,767, respectively.

The Company has warrants outstanding as follows giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2021	110,107	110,107	$11.6	4.09
Granted	5,985,591	5,985,591	$2.11	5.00
Exercised	(4,403)	(4,403)	—	—
Balance, March 31, 2022	6,091,295	6,091,295	$2.28	4.32
Exercised	—	—	—	—
Balance, June 30, 2022 (Unaudited)	6,091,295	6,091,295	$2.28	4.27

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the three months ended June 30, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock within 2022 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of June 30, 2022, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan. And RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

Exercise of 2019 Registered Direct Offering Warrants

On April 23, 2021, one of the holders of Series A warrants exercised the warrants to purchase 4,403 (44,029 pre reverse split) shares of the Company’s common stock at an exercise price of $5.0 ($0.50 pre reverse split) per share generating gross proceeds of $22,015 to the Company.

May 2021 Registered Direct Offering

On May 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Investors”) pursuant to which the Company will sell to the Investors, in a registered direct offering, an aggregate of 553,192 (5,531,916 pre reverse split) units (the “Units”), each consisting of 0.1 (1.0 pre reverse split) share (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) and a warrant to purchase 0.1 (1.0 pre reverse split) share of the Company’s Common Stock (the “Warrants”), at a purchase price of $1.175 per unit, for aggregate gross proceeds to the Company of $6,500,000, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. On May 13, 2021, the Company completed the registered direct offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.8 million.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the COD signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of June 30, 2022, 520 shares of the Series A Convertible Preferred Stock have been converted to 126,831 shares of common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2022 and 2021, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the three months ended June 30, 2022 amounted to approximately $0.6 million. As of June 30, 2022, the Company’s net operating loss carryforward for U.S. income taxes was approximately $6.7 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of June 30, 2022 and March 31, 2022, valuation allowances for deferred tax assets were approximately $1.4 million and $1.2 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong (deconsolidated in the year ended March 31, 2022), Yicheng, Jiekai, Youlu and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

For the Three months ended
June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Current income tax expenses	$—	$—
Deferred income tax expenses	—	—
Total income tax expenses	$—	$—

As of June 30, 2022 and March 31, 2022, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $9.7 million and $8.5 million, respectively, which will expire starting from 2024 and ending in 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,466,785 and $2,315,793 related to its continuing operations in the PRC as of June 30, 2022 and March 31, 2022, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $27,884 and $$29,129 related to its continuing operations in the PRC as of June 30, 2022 and March 31, 2022, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30,	March 31,
	2022	2022
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,466,785	$2,315,793
Net operating loss carryforwards in the U.S.	1,396,905	1,234,789
Allowance for doubtful account	27,884	29,129
Less: valuation allowance	(3,891,574)	(3,579,711)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$44,007	$46,386
Deferred tax liabilities, net	$44,007	$46,386

As of June 30, 2022 and March 31, 2022, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $9.7 million and $17.8 million, which will start to expire from 2023 to 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of June 30, 2022 and March 31, 2022, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2022	March 31, 2022
	(Unaudited)
Net operating loss carry forwards in the PRC	$2,595,919	$2,595,919
Less: valuation allowance	(2,595,919)	(2,595,919)
Total	$—	$—

15.   CONCENTRATION

Major Suppliers

For the three months ended June 30, 2022, two suppliers accounted for approximately 21.9%, and 14.0% of the total costs of revenue from continuing operations of the Company.

For the three months ended June 30, 2021, three suppliers accounted for approximately 33.3%, 25.4%, and 14.1% of the total costs of revenue from continuing operations of the Company and one supplier accounted for approximately 16.8% of the total costs of revenue from discontinued operations.

16.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Due from related parties

As of June 30, 2022, balances due from related parties from the Company’s continuing operations of $6,600,974 represented balance due from Jinkailong as result of Jinkailong’s deconsolidation, of which, $5,884,503 is to be repaid over a period from July 2023 to December 2026, classified as due from related parties, noncurrent (refer to Note 4). In addition, another $18,961 represented receivable due from Youlu as result of Youlu’s deconsolidation.

2)    Due to a stockholder

Due to a stockholder comprised of amounts payable to a stockholder named below and are unsecured, interest free and due on demand.

	June 30,	March 31,
	2022	2022
	(Unaudited)
Jun Wang	$17,873	$18,886
Total due to a stockholder	17,873	18,886
Total due to a stockholder – discontinued operations	(17,873)	(18,886)
Total due to a stockholder – continuing operations	$—	$—

3)    Due to related parties and affiliates

	June 30,	March 31,
	2022	2022
	(Unaudited)
Loan payable to a related party (i)	$82,339	$9,897
Others (ii)	1,689	1,785
Total due to related parties and affiliates	$84,028	$11,682
(i)	As of June 30, 2022 and March 31, 2022, the balances represented borrowings from a related party of which, $82,339 and $9,897 are unsecured, interest free and due on demand, respectively.
(ii)	As of June 30, 2022 and March 31, 2022, the balances of $1,689 and $1,785, respectively, represented payables to a related party for operational purposes.

Interest expense for the three months ended June 30, 2022 and 2021 were $0.

2.     Related Party Transactions

In December 2017, the Company entered into loan agreements with two stockholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017. The Company has fully settled the loan due to one of them as of June 30, 2022. As of June 30, 2022 and March 31, 2022, the outstanding balances due to the other stockholder in the discontinued operations were $17,873 and $18,886, respectively.

The Company entered into two office lease agreements with a stockholder of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were updated with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. As of June 30, 2022 and March 31, 2022, operating lease right-of-use assets of these leases amounted to $371,718 and $446,372, respectively. As of June 30, 2022 and March 31, 2022, current leases liabilities of these leases amounted to $264,654 and $246,516, respectively. Non-current lease liabilities of these leases amounted to $174,826 and $211,953 as of June 30, 2022 and March 31, 2022, respectively. For the three months ended June 30, 2022 and 2021, the Company incurred $61,486 and $54,343, respectively, in rental expenses to this related party.

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of our independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025. As of June 30, 2022 and March 31, 2022, operating lease right-of-use assets of this lease amounted $124,365 and $69,534, respectively. As of June 30, 2022, current leases liabilities and non-current leases liabilities of this lease amounted $50,336 and $74,171, respectively. As of March 31, 2022, current leases liabilities and non-current leases liabilities of this lease amounted $84,265 and $14,943, respectively. For the three months ended June 30, 2022 and 2021, the Company incurred $14,543 and $11,206, respectively, in rental expenses to this related party.

In June 2019 and January 2020, the Company’s former VIE entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the three months ended June 30, 2022 and 2021, Jinkailong incurred automobile maintenance fees of $150,590 and $280,220 to those companies as mentioned above, respectively.

The Company had reached cooperation with Jinkailong that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three months ended June 30, 2022, the company incurred promotion fee of $44,183 from Jinkailong. During the three months ended June 30, 2021, the company incurred promotion fee of $338,054 from Jinkailong, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

During the three months ended June 30, 2022, Cornel leased automobiles to Jinkailong and generated revenues of $215,460, and Jiekai leased automobiles from Jinkailong and had a rental cost of $46,342. During the three months ended June 30, 2021, Cornel and Yicheng leased 203 automobiles to Jinkailong and generated revenues of $211,721, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

During the three months ended Jun 30, 2021, Hunan Ruixi and Yicheng had loans due from Jinkailong, and had interest income of $104,339, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

17.   LEASES

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

Lessee

As of June 30, 2022 and March 31, 2022, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of June 30, 2022, the average remaining operating and finance lease term of its existing leases is 2.19 and 0.85 years, respectively.

Operating and finance lease expenses consist of the following:

		For the three months Ended
		June 30, 2022	June 30, 2021
	Classification	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$536,323	$229,208
Lease expenses	Selling, general and administrative	117,826	144,199
Finance lease cost
Amortization of leased asset	Cost of revenues	70,423	820,902
Amortization of leased asset	General and administrative	52,390	247,157
Interest on lease liabilities	Interest expenses on finance leases	7,148	107,639
Total lease expenses		784,110	1,549,105
Total lease expenses – discontinued operations		—	1,174,439
Total Lease expenses- continuing operations		$784,110	$374,666

Operating lease expenses for automobiles from continuing operations totaled $536,323 and $157,537 for the three months ended June 30, 2022 and 2021, respectively. Operating lease expenses for automobiles from discontinued operations totaled $71,671 for the three months ended June 30, 2021.

Operating lease expenses for offices and showroom leases from continuing operations totaled $117,826 and $112,905 for the three months ended June 30, 2022 and 2021, respectively. Operating lease expenses offices and showroom leases from discontinued operations totaled $31,294 for the three months ended June 30, 2021.

Interest expenses on finance leases from continuing operations totaled $7,148 and $15,853 for the three months ended June 30, 2022 and 2021, respectively. Interest expenses on finance leases from discontinued operations totaled $91,786 for the three months ended June 30, 2021.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending June 30, 2023	$221,684	$164,700	$386,384
Twelve months ending June 30, 2024	393,342	—	393,342
Twelve months ending June 30, 2025	163,164	—	163,164
Twelve months ending June 30, 2026	82,137	—	82,137
Total lease payments	860,327	164,700	1,025,027
Less: discount	(59,239)	(5,564)	(64,803)
Present value of lease liabilities	$801,088	$159,136	$960,224

*As of June 30, 2022, the outstanding balance of operating lease payments due to related parties was $563,987.

18.   COMMITMENTS AND CONTINGENCIES

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

Purchase commitments

On February 22, 2021, the Company entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. Pursuant to the contract, the Company required to purchase 100 automobiles in cash with the amount of approximately $1.6 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this filing, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As the Company are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, the Company expects the purchase to be completed by December 31, 2022.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three months ended June 30, 2022 and 2021, the Company recognized an estimated provision loss of approximately $4,100 and $3,462, respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from continuing operations. For the three months ended June 30, 2021, the Company recognized an estimated provision loss of approximately $2,584, for the guarantee services for drivers who exited the ride-hailing business were not able to make the monthly payments from discontinued operations.

As of June 30, 2022, the maximum contingent liabilities Hunan Ruixi would be exposed to was approximately $0.4 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $0.4 million as of June 30, 2022, based on the market price and the useful life of such collateral, which represents approximately 88% of the maximum contingent liabilities.

Contingent liability of Jinkailong

As of June 30, 2022, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $6.0 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $3.9 million as of June 30, 2022, based on the market price and the useful life of such collateral, which represents approximately 66% of the maximum contingent liabilities. Meanwhile, approximately $4.5 million, including interests of approximately $270,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

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

On December 24, 2020, Jinkailong, a shareholder of Jinkailong and Impawn signed a settlement agreement (“Settlement Agreement”). Impawn agreed to release the pledge of Jinkailong’s 75 automobiles, provided that Jinkailong and such shareholder repay an aggregate of RMB4,026,594 (approximately $635,000) in monthly installments over 35 months. In addition, upon the initial payment of RMB600,000 (approximately $94,000) by Jinkailong and such shareholder, Impawn will request the court to release the frozen bank accounts of Jinkailong. The Settlement Agreement further provided that it did not release the guarantee obligations of Jinkailong and in the event Langyue’s loan was not fully repaid at the end of the 35 months, Impawn reserved the right to pursue further actions against Jinkailong and such shareholder for the outstanding balance of the loan. As of June 30, 2022, the original maximum contingent liabilities related to the loans from Langyue to automobile purchasers which Jinkailong would be exposed to was approximately RMB350,000 (approximately $55,000), which has been included in the amount of contingent liabilities of automobile purchasers as mentioned above. Jinkailong will collect monthly installment payments from online ride-hailing drivers who lease those 75 automobiles to repay for the remaining balance of Impawns and recognize guarantee expenses if any. However, as Jinkailong has undertaken the joint and several liability guarantee for all of Langyue’s loans from Impawn, Jinkailong may be required to pay all the outstanding balance of approximately $1,032,000 to Impawn in the future.

As the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment. In accordance with PRC’s company registry compliance, the Company will subject to the maximum amount of RMB3.5 million (approximately $522,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated.

From time to time, the Company and its equity investee company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The total amount of reasonable possible losses with the respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

19.   SEGMENT INFORMATION

The Company presents segment information after elimination of inter-company transactions. In general, revenue, cost of revenue and operating expenses are directly attributable, or are allocated, to each segment. The Company allocates costs and expenses that are not directly attributable to a specific segment, such as those that support infrastructure across different segments, to different segments mainly on the basis of usage, revenue or headcount, depending on the nature of the relevant costs and expenses. The Company does not allocate assets to its segments as the CODM does not evaluate the performance of segments using asset information. The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three months ended June 30, 2022 and 2021

	For the Three Months ended June 30, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$1,154,276	$1,187,520	$—	$2,341,796
Loss from operations	$(291,788)	$(517,352)	$(631,455)	$(1,440,595)
Income (loss) before income taxes	$(53,248)	$(699,887)	$997,055	$243,920
Net income (loss)	$(53,248)	$(699,887)	$997,055	$243,920

	For the three months ended June 30, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform			Discontinued	Continuing
	related service	services	Unallocated	Total	operations	operations
Revenues	$1,807,724	$42,351	$—	$1,850,075	$1,471,321	$378,754
Loss from operations	$(1,256,182)	$(4,148,967)	$(417,209)	$(5,822,358)	$(1,046,531)	$(4,775,827)
Loss before income taxes	$(1,398,030)	$(4,186,248)	$(1,786,358)	$(7,370,636)	$(1,167,217)	$(6,203,419)
Net loss	$(1,398,030)	$(4,186,248)	$(1,786,358)	$(7,370,636)	$(1,167,217)	$(6,203,419)

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of June 30, 2022, the Company’s total assets were comprised of $11,617,267 for automobile transaction and related services, $5,780,006 for online ride-hailing platform services and $702,706 unallocated.

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

20.   SUBSEQUENT EVENTS

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the COD of the Company which was filed with the State of Nevada in connection with the Private Placement, and subject to the rules and regulations of the NASDAQ Capital Market, the Company may, at any time that any Preferred Shares remain outstanding, with prior written consent of at least a majority of the outstanding Preferred Shares, reduce the then current conversion price of the Preferred Shares to any amount and for any period of time deemed appropriate by the Board.

Effective as of August 9, 2022, the Board of the Company approved and the investors in the November 2021 Private Placement agreed that (i) the conversion price of the Preferred Shares be reduced from its current price of $4.10 to $2.00, and (ii) the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares be increased from 1,092,683 to 2,240,000. The conversion price adjustment has no impact on the exercises prices of the Company’s outstanding warrants. As of the filing date of these unaudited condensed consolidated financial statements, accumulated 3,259 shares of the Series A Convertible Preferred Stock have been converted to 1,496,125 shares of common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited consolidated condensed financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”) filed with the SEC. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and equity investee company, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha, Guangzhou, and other 21 cities in China. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of June 30, 2022, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $25.3 million, sold an aggregate of 1,436 automobiles with a total value of approximately $13.9 million and delivered approximately 2,509 automobiles under operating leases (including 1,613 automobiles delivered by Jinkailong) and 136 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022		2021
	Number of		Number of
	Vehicles	Revenue	Vehicles	Revenue*
Auto Operating Leasing	>1,100	$853,000	>310	$211,000
Auto Financing	136	$11,000	131	$38,000
Auto Sales	13	$70,000	—	$—
Other Services	>770	$221,000	>280	$87,000

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2022. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong in Changsha and Chengdu. During the three months ended June 30, 2022, our Auto Operating Leasing, Auto Sales, and Auto Financing accounted for approximately 73.9%, 6.0%, and 1.0% of our total revenue from our automobile transactions and related services, respectively, for the three months ended June 30, 2022, while our Auto Operating Leasing, and Auto Financing accounted for approximately 62.8% and 11.2% for the three months ended June 30, 2021, respectively, excluding the income which Jinkailong generated.

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

As of the date of this Report, Senmiao Consulting has made capital contribution of RMB36.86 million (approximately $5.5 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 24 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. Our equity investee company and former VIE, Jinkailong, signed a new contract with an affiliate of Meituan, whereby the online ride-hailing requests and orders shall be completed on Meituan’s platform utilizing our network of cars and drivers. Jinkailong earned rental income from drivers and earned commissions from Meituan. During the three months ended June 30, 2022, Jiekai also signed similar contracts with Meituan and other similar ride-hailing platform companies, such as Chengdu Anma Zhixing Technology Co., Ltd. and Hangzhou Xiehua Network Technology Co., Ltd.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. As of the date of the this Report, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and other 21 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the three months ended June 30, 2022, approximately 1.7 million rides with gross fare of approximately $5.8 million were completed through Xixingtianxia and an average of over 4,600 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the three months ended June 30, 2022, we earned online ride-hailing platform service fees of approximately $1.2 million, netting off approximately $0.1 million incentives paid to Active Drivers.

During the three months ended June 30, 2021, approximately 6 million rides with gross fare of approximately $18 million were completed through Xixingtianxia and an average of over 17,700 Active Drivers each month. During the three months ended June 30, 2021, we did not record revenue of the commission generated from our Online Ride-hailing Platform Services, due to we paid approximately $2.7 million incentives to Active Drivers to win more market shares, which was larger than our revenue and were recorded as a reduction to our revenue.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and online ride-hailing platform services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of June 30, 2022, we had 23 and 69 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the three months ended June 30, 2022. To meet the demand of business expansion in Chengdu, Changsha and Guangzhou, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of June 30, 2022, we had one parking lot and 4 employees in Guangzhou, and one parking lot, and an exhibition hall and 6 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 10 employees in Chengdu, for parking and management of automobiles for operating lease. During the three months ended June 30, 2022, our average utilization of the automobiles for operating lease was approximately 60.7%. During the three months ended June 30, 2021, the average utilization of the automobiles for operating lease was approximately 68.8%.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the three months ended June 30, 2022 and 2021, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of NEVs in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of June 30, 2022, we had accounts receivable, net of allowance of approximately $0.2 million and advanced payments of approximately $0.2 million due from the automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our cooperated platforms, such as Meituan, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the three months ended June 30, 2022, we settle our commissions with the aggregation platforms on a weekly basis for our online ride-hailing platform services and automobile rental income on a monthly basis. As of June 30, 2022, we had accounts receivable of online ride-hailing service fees of approximately $0.1 million in total.

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

As of June 30, 2022, 103 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of June 30, 2022, we recognized an accumulated allowance against receivables of approximately $367,874 from these purchasers served by Hunan Ruixi. For the three months ended June 30, 2022, we recovered allowance for doubtful accounts of $21,857 based on re-evaluation collection from those drivers served by Hunan Ruixi. We also recognized approximately $4,100 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the three months ended June 30, 2022, we sub-leased approximately 95 rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2022, the total value of non-collateralized automobiles was approximately $745,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual and Potential Impact of Ongoing Coronavirus (COVID 19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of June 30, 2022, 103 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for doubtful accounts of approximately $367,874 for them. During the three months ended June 30, 2022, local resurgences of COVID-19 cases in Changsha have limited material negative impacts on the economy of these areas as local governments have established procedures to rapidly contain the spread of COVID-19 cases, the number of newly rendered automobiles decreased to 3 as compared with 6 during the three months ended June 30, 2021.

Our daily cash flow will be adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow will be adversely impacted if local resurgences of COVID-19 cases occur frequently in Chengdu, Changsha and Guangzhou while the COVID measures in China keep applying the current control and prevention measures, which would have negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

During the three months ended June 30, 2022, recent local resurgences of COVID-19 cases in our major operating cities, Chengdu, Changsha and Guangzhou did not have material negative impacts on the economy situations. Since March 2022, major outbreaks of the Omicron variant of COVID-19 have occurred in many parts of China. These outbreaks have resulted in lockdowns, highway closures and other restrictive measures across China, which have caused severe hardships to countless dealers and consumers. If the epidemic in China deteriorates and China does not change the current COVID-19 control and prevention measures in the next 12 months, large number of newly confirmed COVID-19 cases in the regions where we operate our online ride-hailing platform may have significant negative impact on the demand for rides through online ride-hailing platforms, including our platform and our revenue from the Online Ride-hailing Platform Services may decrease.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 49th Statistical report on Internet Development in China published in February 2022 by the China Internet Network Information Center (CNNIC), the number of online ride-hailing service users had reached 452 million by the end of 2021, increased by 24% from 2020, and took approximately 43.9% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of June 30, 2022, approximately 277 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 635 million in June 2022 in China. Meanwhile, approximately 1.8 million online booking taxi transportation certificates and approximately 4.5 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 28 cities, including Chengdu, Changsha, Guangzhou, Tianjin, Shenyang, Harbin, Nanchang, Haikou, Foshan, Xining, two cities in Zhejiang, Shandong, Guangxi and Guizhou Province, respectively, five cities in Jiangsu Province and other five cities in Sichuan Province from June 2020 to July 2022, to operate the online ride-hailing platform services.

However, approximately 42% of our ride-hailing drivers have not obtained the driver’s license as of June 30, 2022 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $746 to $4,478) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three months ended June 30, 2022, we have been fined by approximately $7,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $2,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	For the Three Months Ended
	June 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Revenues	$2,341,796	$378,754	$1,963,042
Cost of revenues	(1,881,816)	(2,296,444)	414,628
Gross profit (loss)	459,980	(1,917,690)	2,377,670
Operating expenses
Selling, general and administrative expenses	(1,919,347)	(2,647,269)	727,922
Recovery of (Provision for) doubtful accounts	21,857	(73,478)	95,335
Impairments of inventories	(3,085)	—	(3,085)
Impairments of long-lived assets and goodwill	—	(137,390)	137,390
Total operating expenses	(1,900,575)	(2,858,137)	957,562
Loss from operations	(1,440,595)	(4,775,827)	3,335,232
Other income (expense), net	63,153	(36,609)	99,762
Interest expense	—	(5,845)	5,845
Interest expense on finance leases	(7,148)	(15,853)	8,705
Change in fair value of derivative liabilities	1,628,510	(1,369,285)	2,997,795
Income (loss) before income taxes	243,920	(6,203,419)	6,447,339
Income tax expenses	—	—	—
Net income (loss) from continuing operations	$243,920	$(6,203,419)	$6,447,339

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended June 30, 2022 increased by $1,963,042, or approximately 518%, as compared with the three months ended June 30, 2021. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services, as a result of the expansion of those two businesses.

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,154,276	$336,403
- Operating lease revenues from automobile rentals	852,515	211,129
- Service fees from NEVs leasing	140,497	8,530
- Revenues from sales of automobiles	69,698	—
- Service fees from automobile purchase services	14,788	—
- Service fees from automobile management and guarantee services	13,106	25,121
- Financing revenues	11,064	37,771
- Other service fees	52,608	53,852

Revenue from online ride-hailing platform services	1,187,520	42,351

Total Revenue	$2,341,796	$378,754

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, sales revenue of automobiles, service fees from automobile purchase services, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 73.9%, 12.2%, 6.0%, 1.3%, 1.1%, 1.0% and 4.5%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2022. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from automobile management and guarantee services, service fees from NEVs leasing and other services fees, which accounted for approximately 62.8%, 11.2%, 7.5%, 2.5%, and 16.0%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2021.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income was due to the increased number of leased automobiles. We leased over 1,100 automobiles with an average monthly rental income of $432 per automobile, resulting in a rental income of $852,515, for the three months ended June 30, 2022. While we leased over 310 automobiles with an average monthly rental income of $449 per automobile, resulting in a rental income of $211,129, for the three months ended June 30, 2021.

Service fees from NEVs leasing

We generated revenues of $140,497 and $8,530 from leasing NEVs by charging leases service fees during the three months ended June 30, 2022 and 2021, respectively, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu, Changsha and Guangzhou. The amount of services fees for NEVs leasing is based on its product solutions. The increase of $131,967 was mainly due to the increase in the number of NEVs we own and lease to drivers.

Sales of automobiles and Service fees from automobile purchase services

As we have shifted our business focus to automobile leasing, we sold 13 used- automobiles with income of $69,698 during the three months ended June 30, 2022. Meanwhile, we had no automobile sold during the three months ended June 30, 2021.

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from seven automobiles purchase transactions during the three months ended June 30, 2022 while we had no revenue from automobile purchase services during the three months ended June 30, 2021.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. They also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The slight decrease of $12,015 was due to there was no significant change in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 207 and 234 automobiles during the three months ended June 30, 2022 and 2021, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $11,064 from an average monthly number of 53 automobiles and $37,771 from an average monthly number of 95 automobiles during the three months ended June 30, 2022 and 2021, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Other service fees

We generate other revenues such as monthly services commissions from insurance companies and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 49.9%, and 50.1% of revenues from other service fees during the three months ended June 30, 2022, respectively. The commissions from insurance companies and other companies, and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 34.8%, and 65.2% of revenues from other service fees during the three months ended June 30, 2021, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended June 30, 2022, approximately 1.7 million rides with gross fare of approximately $5.8 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,187,520, netting off approximately $0.1 million incentives paid to Active Drivers.

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

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,113,929, technical service charges, insurance and other expenses of online ride-hailing platform services of $687,575 and costs of automobiles sold of $80,312. Cost of revenues decreased by $414,628, or approximately 18%, during the three months ended June 30, 2022 as compared with the same period in 2021, mainly due to the decrease of $1,218,052 in direct expense and technical service fees of Online Ride-hailing Platform Services, partially offset by the increase of $723,112 in costs of automobiles under operating leases as a result of business expansion and $80,312 in costs of automobile sold as the number of automobiles sold increased from 0 to 13.

Gross Profit (loss)

We had gross profit of $459,980 during the three months ended June 30, 2022 as compared with the gross loss of $1,917,690 in the same period in 2021 mainly due to the increase in profit in our online ride-hailing platform services. The gross profit in our online ride-hailing platform services increased by $2,363,221 from a gross loss of $1,863,276 in the same period in 2021 to a gross profit of $499,945 during the three months ended June 30, 2022. We paid excess driver incentives to attractive drivers to our platform during the three months ended June 2021 based on the current market strategy and reduce the expenditure in the three months ended June 30, 2022 in accordance with the market change. The gross profit generated from sales of automobiles, automobile rentals from operating lease and other revenues with no cost of revenues increased by $14,449 during the three months ended June 30, 2022 as compared with the same period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $2,647,269 for the three months ended June 30, 2021 to $1,919,347 for the three months ended June 30, 2022, representing a decrease of $727,922, or approximately 27.5%. The decrease was attributable to that our control on costs and streamline expenses during the three months ended June 30, 2022.The decrease mainly consists of (1) a decrease of $686,451 in advertising and promotion for the new online ride-hailing platform services; (2) a decrease of $142,222 in offices rental and charges; (3) a decrease of $57,013 in salary and employee benefits as the number of our employee decreased from 204 to 166, partially offset by a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement, an increase of $ $33,161 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles, and a slight increase of $38,353 in other miscellaneous expenses during the three months ended June 30, 2022, as compared with the same period in 2021.

Recovery of (Provision for) doubtful accounts

With the market recovery of online ride-hailing industry, the collection of monthly installment payments from ride-hailing drivers has been improved, and we recovered allowance for doubtful accounts of $21,857 based on re-evaluation collection from those drivers served by Hunan Ruixi for the three months ended June 30, 2022, while we provided additional bad debt expense of $73,478 for those receivables during the three months ended June 30, 2021.

Impairments of inventories

For the three months ended June 30, 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $3,085 for certain automobiles for sale based on their selling price in the market. For the three months ended June 30, 2021, we did not recognized impairment for inventories.

Impairments of Long-lived Assets and Goodwill

For the three months ended June 30, 2022 and 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and did not recognize an additional impairment loss for those assets that could not generate sufficient cash. We had fully recognized impairment of $137,390 as of June 30, 2021.

Other income (expenses), net

For the three months ended June 30, 2022, we had other income, net of $63,153, primarily consist of the income of approximately $60,000 from some leases and other miscellaneous income. For the three months ended June 30, 2021, we had other expenses, net of $36,609, primarily consist of fines of $40,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately, partially offset by penalty income from some leases and other miscellaneous non-recurring income.

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended June 30, 2022 was $7,148, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $8,705, or approximately 55%, as compared with the three months ended June 30, 2021, mainly due to the decreased weighted average number of rendered automobiles during the three months ended June 30, 2022.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended June 30, 2022 was a gain of $1,628,510 in total as our stock price as of June 30, 2022 was lower than the price on March 31, 2022. The gain consists of a gain of $10,774 for the warrants issued in our June 2019 registered direct offering, a gain of $31,128 for the warrants issued in our August 2020 underwritten public offering, a gain of $46,491 for the warrants issued in our February 2021 registered direct offering, a gain of $575,095 for the warrants issued in our May 2021 registered direct offering, and a gain of $965,022 for the warrants issued in our November 2021 private placement.

The change in fair value of derivative liabilities for the three months ended June 30, 2021 was a loss of $1,369,284 in total. The loss was mainly due to our stock price as of June 30, 2021 was higher than the price on May 13, 2021, the grant date of May 2021 registered direct offering, resulting a loss of $1,731,336 for the warrants issued in our May 2021 registered direct offering. It was offset by a gain of $64,056 for the warrants issued in our June 2019 registered direct offering, a gain of $111,794 for the warrants issued in our August 2020 underwritten public offering, a gain of $186,202 for the warrants issued in our February 2021 registered direct offering.

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the three months ended June 30, 2022 and 2021.

Net income (loss) from our continuing operations

As a result of the foregoing, net income from our continuing operations for the three months ended June 30, 2022 was $243,920, representing an increase of $6,447,339 from net loss of $6,203,419 for three months ended June 30, 2021.

Results of Discontinued Operations for the Three Months Ended June 30, 2021

For the Three months Ended
June 30, 2021
(unaudited)
Revenues	$1,471,321
Cost of revenues	(1,482,902)
Gross loss	(11,581)
Operating expenses
Selling, general and administrative expenses	(1,036,008)
Recovery of doubtful accounts	27,925
Impairments of long-lived assets	(26,867)
Total operating expenses	(1,034,950)
Loss from operations	(1,046,531)
Other expenses, net	(20,049)
Interest expense	(8,851)
Interest expense on finance leases	(91,786)
Loss before income taxes	(1,167,217)
Income tax expenses	—
Loss from discontinued operations	$(1,167,217)

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2022.

Revenues

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2021:

For the Three Months Ended
June 30, 2021
(unaudited)
Revenue from automobile transactions and related services (discontinued operations)	$1,471,321
- Operating lease revenues from automobile rentals	1,273,483
- Service fees from NEVs leasing	54,913
- Service fees from automobile management and guarantee services	18,410
- Financing revenues	7,887
- Other service fees	116,628
Total revenues from discontinued operations	$1,471,321

Revenue from Automobile Transactions and Related Services (discontinued operations)

Revenue from the automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, Service fees from NEVs leasing, service fees from automobile management and guarantee services, and other services fees, which accounted for approximately 86.6%, 3.7%, 1.3% and 8.4%, respectively, of the total revenue from discontinued operations during the three months ended June 30, 2021.

Operating lease revenues from automobile rentals

Jinkailong generated revenues from leasing its own automobiles, sub-leasing automobiles leased from other companies or from rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Jinkailong leased over 1,410 automobiles with an average monthly rental income of $440 per automobile, resulting in a rental income of $1,273,483, for the three months ended June 30, 2021.

Service fees from NEVs leasing

Jinkailong generated revenues of $54,913 from leasing NEVs by charging leases service fees during the three months ended June 30, 2021 in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu. The amount of services fees for NEVs leasing is based on its product solutions.

Other service fees

Jinkailong generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 67.9% and 32.1% of revenues from services commissions from insurance companies, and other miscellaneous service fees during the three months ended June 30, 2021, respectively.

Cost of Revenues

Cost of revenues represents the amortization and depreciation of $722,764, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers of $760,138 during the three months ended June 30, 2021. Jinkailong leased approximately another 298 automobiles, including 203 from Cornel and Yicheng, to expand leasing scale during the three months ended June 30, 2021. Meanwhile, the rental costs of approximately $0.2 million belong to Corenel and Yicheng was eliminated in the loss of discontinued operations of the unaudited condensed consolidated financial statements during three months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of $472,222 in salary and employee benefits, $344,235 in office rental and charges, and $219,551 in amortization of rendered automobiles, which were rendered to Jinkailong but have not been sub-leased during the three months ended June 30, 2021.

Recovery of doubtful accounts

During the three months ended June 30, 2021, Jinkailong recovered allowance for doubtful accounts of $27,925 for those receivables as some drivers who postpone the monthly installment at the beginning of year 2021 and repaid them in the first half of the three months ended June 30, 2021 as the online ride-hailing market recovered since then. So Jinkailong re-evaluated and updated the provision amount.

Impairments of Long-lived Assets

For the three months ended June 30, 2021, Jinkailong evaluated the future cash flow of our right-of-use assets and its own vehicles used for operating leases during their remaining useful life and recognized an additional impairment loss of $26,867 for those assets that could not generate sufficient cash.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended June 30, 2021 was $8,851, resulting from the borrowings from financial institutions. Interest expense on finance leases for the three months ended June 30, 2021 was $91,786, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Net loss from our discontinuing operations

As a result of the foregoing, net loss from our discontinued operations for the three months ended June 30, 2021 was $1,167,217.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,854,338 as of June 30, 2022 as compared to $1,185,221 as of March 31, 2022 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) accumulated deficit of approximately $34.3 million as of June 30, 2022; and (2) the potential purchase commitment of approximately $1.6 million. As of June 30, 2022, we have entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. As the date of this Report, 100 automobiles of approximately $1.6 million have been purchased in cash and delivered to us and the remaining purchase commitment of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions.

We do not believe that the proceeds from our public offerings and our anticipated cash flows would be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report. We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

●	equity financing to support our working capital;
●	other available sources of financing (including debt) from PRC banks and other financial institutions; and
●	financial support and credit guarantee commitments from our related parties.

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the filing date of this Report, if we are unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers we would be exposed to was approximately $0.4 million as of June 30, 2022, assuming all the automobile purchasers were in default. However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in our relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Three Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Net Cash Provided by (Used in) Operating Activities	$514,139	$(3,635,459)
Net Cash Provided by (Used in) Investing Activities	24,332	(2,074,174)
Net Cash Provided by Financing Activities	171,073	5,322,162
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40,427)	(23,086)
Cash and Cash Equivalents at Beginning of Period	1,185,221	4,448,075
Cash and Cash Equivalents at End of Period	1,854,338	4,037,518
Less: Cash and cash equivalents from discontinued operations	—	40,747
Cash and cash equivalents from continuing operations, end of period	$1,854,338	$4,078,265

Cash Flow in Operating Activities

For the three months ended June 30, 2022, net cash provided by operating activities was $514,139. While for the three months ended June 30, 2021, net cash used in operating activities was $3,635,459, which consists of $2,185,130 from continuing operations and $1,450,329 from discontinued operations.

The total net cash provided by operating activities from continuing operations primarily comprised of the revenue received of $1,773,427, the other operating receipts of $717,951, and the net collection of $134,210 on automobiles used for financial lease to be collected within the lease terms, partially offset by the payment of salary and employee benefits of $712,294, and maintenance fees, insurance and other costs for automobiles and related transactions of $1,399,155. The increase of $2,699,269 in net cash provided by operating activities from continuing operations for the three months ended June 30, 2022 was primarily attributable to (1) increase of $6,447,339 in net income; (2) increase of $1,117,481 in the change of prepayments, other receivables and other assets; (3) increase of $173,589 in the change of inventories; offset by (3) decrease of $2,997,795 in the change of fair value of derivative liabilities as our stock price is running below our stock warrant’s exercise price; (4) decrease of $1,201,183 in the change of accrued expenses and other liabilities; and (5) decrease of $854,774 in the change of accounts payable.

For the three months ended June 30, 2021, net cash used in operating activities from discontinued operation was primarily the payment to investors of the discontinued P2P platform of $1.7 million, offset by the net cash inflow of approximately $0.2 million for the year ended March 31, 2021.

Cash Flow in Investing Activities

For the three months ended June 30, 2022, we had net cash provided by investing activities of $24,332. The majority net cash provided by investing was for the proceeds from sales of the used-automobiles and offset by the expenditures on the licenses of online ride-hailing platforms in different cities in China.

For the three months ended June 30, 2021, we had net cash used in investing activities of $2,074,174, which consisted of the net cash used in investing activities of $2,183,162 from continuing operations and $108,988 provided by investing activities from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

Cash Flow in Financing Activities

For the three months ended June 30, 2022, we had net cash provided by financing activities of $171,073, which primarily consisted of: (1) repayments from stockholders, related parties and affiliates of $349,704, partially offset by (2) principal payments made for finance lease liabilities of $132,111, and (3) repayments of current borrowings from financial institutions of $46,520.

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

On February 22, 2021, we entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. Pursuant to the contract, we are required to purchase 100 automobiles in cash with the amount of approximately $1.6 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this Report, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by December 31, 2022.

●	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of June 30, 2022, the maximum contingent liabilities we would be exposed to was approximately $0.4 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $6.0 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $522,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

Other than disclosed below, there have been no material changes during the three months ended June 30, 2022 in our accounting policies from those previously disclosed in our Annual Report for the fiscal year ended March 31, 2022.

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

Property and equipment primarily consist of automobiles, leasehold improvements, computer equipment and other equipment, which is stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life.

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

Service fees from NEVs leasing and automobile purchase services – Services fees from NEVs leasing and automobile purchase services are paid by lessees who rent new energy electric vehicles from us or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, preparation of financing application materials, assistance with closing of financing transactions, license and plate registration, payment of taxes and fees, purchase of insurance, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while these fees for purchase is based on the sales price of the automobiles and relevant services provided. We recognize revenue when all the services are completed and an automobile is delivered to the purchaser at a point in time. Accounts receivable related to the revenue from NEVs leasing is collected upon the NEVs are delivered to lessees while accounts receivables from purchase services are being collected over 36 to 48 months. The interest component is included in the noncurrent portion of the accounts receivable.

Sales of automobiles – We generate revenue from sales of automobiles to the customers of Hunan Ruixi. The control over the automobile is transferred to the purchaser along with the delivery of automobiles. The amount of the revenue is based on the sale price agreed by Hunan Ruixi and its customers. We recognize revenues when an automobile is delivered and control is transferred to the purchaser. Accounts receivable related to the revenue are being collected within 12 months. The interest component is included in the non-current portion of the accounts receivable.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2022, our pricing interest rate is 6.0% per annum.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

We are improving our IT environment and daily management of our to ensure network and information security. In addition, We plan to address the weaknesses identified above by implementing the following measures:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2022	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)