Form 10-Q
period 2022-09-30
Senmiao Technology Ltd
filed 2022-11-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 7,682,908 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash, and cash equivalents	$1,965,532	$1,185,221
Accounts receivable, net, current portion	205,397	418,022
Accounts receivable, a related party	23,301	—
Inventories	—	286,488
Finance lease receivables, net, current portion	214,614	314,264
Prepayments, other receivables and other assets, net	1,681,299	2,713,208
Due from related parties, current portion, net	442,461	682,335
Total current assets	4,532,604	5,599,538

Property and equipment, net	4,235,056	5,658,773

Other assets
Operating lease right-of-use assets, net	209,768	109,621
Operating lease right-of-use assets, net, related parties	407,425	515,906
Financing lease right-of-use assets, net	39,665	305,933
Intangible assets, net	855,198	959,551
Accounts receivable, net, non-current	—	69
Finance lease receivables, net, non-current	57,382	92,980
Due from a related party, non-current	5,484,218	6,635,746
Total other assets	7,053,656	8,619,806

Total assets	$15,821,316	$19,878,117

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution	$43,239	$145,542
Accounts payable	3,546	14,446
Advances from customers	148,513	120,629
Accrued expenses and other liabilities	2,651,217	2,444,367
Due to related parties and affiliates	119,143	11,682
Operating lease liabilities	89,089	50,177
Operating lease liabilities - related parties	337,076	330,781
Financing lease liabilities	39,665	304,557
Derivative liabilities	604,111	2,215,204
Current liabilities - discontinued operations	470,966	528,426
Total current liabilities	4,506,565	6,165,811

Other liabilities
Operating lease liabilities, non-current	124,677	47,910
Operating lease liabilities, non-current - related parties	200,346	226,896
Financing lease liabilities, non-current	—	1,376
Deferred tax liability	41,446	46,386
Total other liabilities	366,469	322,568

Total liabilities	4,873,034	6,488,379

Commitments and contingencies

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 1,741 and 5,000 shares issued and outstanding at September 30, 2022 and March 31, 2022 , respectively)	285,802	820,799

Stockholders’ equity
Common stock (par value $0.0001 per share, 10,000,000 shares authorized; 7,682,908 and 6,186,783 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively)*	782	630
Additional paid-in capital	43,337,879	42,803,033
Accumulated deficit	(35,352,182)	(34,601,545)
Accumulated other comprehensive loss	(1,716,583)	(109,454)
Total Senmiao Technology Limited stockholders’ equity	6,269,896	8,092,664

Non-controlling interests	4,392,584	4,476,275

Total equity	10,662,480	12,568,939

Total liabilities, mezzanine equity and equity	$15,821,316	$19,878,117

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$2,164,089	$1,113,719	$4,290,425	$1,492,473
Revenues, a related party	77,113	—	292,573	—
Total revenues	2,241,202	1,113,719	4,582,998	1,492,473

Cost of revenues
Cost of revenues	(1,830,224)	(1,548,857)	(3,665,698)	(3,920,822)
Cost of revenues, a related party	(102,160)	—	(148,502)	—
Total cost of revenues	(1,932,384)	(1,548,857)	(3,814,200)	(3,920,822)

Gross profit (loss)	308,818	(435,138)	768,798	(2,428,349)

Operating expenses
Selling, general and administrative expenses	(1,527,731)	(1,828,438)	(3,447,078)	(4,400,186)
Provision for doubtful accounts, net of recovery	(366,293)	(45,305)	(344,436)	(118,783)
Impairments of inventories	—	—	(3,085)	—
Impairments of long-lived assets and goodwill	—	(3,151)	-	(140,541)
Total operating expenses	(1,894,024)	(1,876,894)	(3,794,599)	(4,659,510)

Loss from operations	(1,585,206)	(2,312,032)	(3,025,801)	(7,087,859)

Other income (expense)
Other income (expense), net	423,972	21,140	487,125	(15,470)
Interest expense	—	(667)	—	(6,512)
Interest expense on finance leases	(1,153)	(14,904)	(8,301)	(30,757)
Change in fair value of derivative liabilities	(17,417)	3,017,734	1,611,093	1,648,450
Total other income, net	405,402	3,023,303	2,089,917	1,595,711

Income (loss) before income taxes	(1,179,804)	711,271	(935,884)	(5,492,148)

Income tax expense	—	(11)	—	(11)

Net income (loss) from continuing operations	(1,179,804)	711,260	(935,884)	(5,492,159)

Loss from discontinued operations, net of applicable income taxes	—	(833,185)	—	(2,000,402)

Net loss	(1,179,804)	(121,925)	(935,884)	(7,492,561)

Net loss attributable to non-controlling interests from continuing operations	96,314	325,222	185,247	1,143,767
Net loss attributable to non-controlling interests from discontinued operations	—	216,629	—	520,105

Net income (loss) attributable to the Company’s stockholders	$(1,083,490)	$419,926	$(750,637)	$(5,828,689)

Net loss	$(1,179,804)	$(121,925)	$(935,884)	$(7,492,561)

Other comprehensive loss
Foreign currency translation adjustment	(719,920)	(3,608)	(1,505,573)	(22,180)

Comprehensive loss	(1,899,724)	(125,533)	(2,441,457)	(7,514,741)

less: Total comprehensive income (loss) attributable to non-controlling interests	7,057	(547,866)	(83,691)	(1,681,222)

Total comprehensive income (loss) attributable to stockholders	$(1,906,781)	$422,333	$(2,357,766)	$(5,833,519)

Weighted average number of common stock
Basic and diluted*	7,048,187	5,538,676	6,678,749	5,406,641

Earnings (loss) per share - basic and diluted*
Continuing operations	$(0.15)	$0.19	$(0.11)	$(0.80)
Discontinued operations	—	(0.11)	—	(0.27)
Total earnings (loss) per share - basic and diluted*	$(0.15)	$0.08	$(0.11)	$(1.07)

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Six Months Ended September 30, 2021 and 2022

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2021
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares*	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2021	49,780,723	$498	$40,759,807	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net loss	—	—	—	(6,248,615)		(1,122,021)	(7,370,636)
Exercise of Series A warrants into common stock	4,403	1	22,014	—	—	—	22,015
Fair value of derivative liabilities upon exercise of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock and warrants in a registered direct offerings, net of issuance costs	553,192	55	5,770,998	—	—	—	5,771,053
Fair value of warrants allocated to derivative liabilities	—	—	(3,562,404)	—	—	—	(3,562,404)
Foreign currency translation adjustment	—	—	—	—	(7,237)	(11,335)	(18,572)
BALANCE, June 30, 2021 (Unaudited)	50,338,318	554	43,036,089	(40,313,536)	(845,908)	(4,417,499)	(2,540,300)
Net income (loss)	—	—	—	419,926	—	(541,851)	(121,925)
Issuance of restricted stock units	9,546	1	104,999	—	—	—	105,000
Foreign currency translation adjustment	—	—	—	—	2,407	(6,015)	(3,608)
Balance, September 30, 2021 (Unaudited)	50,347,864	$555	$43,141,088	$(39,893,610)	$(843,501)	$(4,965,365)	$(2,560,833)

	For the Six Months Ended September 30, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$630	$42,803,033	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net income (loss)	—	—	—	332,853	—	(88,933)	243,920
Conversion of preferred stock into common stock	126,831	14	85,349	—	—	—	85,363
Foreign currency translation adjustment	—	—	—	—	(783,838)	(1,815)	(785,653)
BALANCE, June 30, 2022 (Unaudited)	6,313,614	644	42,888,382	(34,268,692)	(893,292)	4,385,527	12,112,569
Net loss	—	—	—	(1,083,490)	—	(96,314)	(1,179,804)
Conversion of preferred stock into common stock	1,369,294	138	449,497	—	—	—	449,635
Foreign currency translation adjustment	—	—	—	—	(823,291)	103,371	(719,920)
Balance, September 30, 2022 (Unaudited)	7,682,908	$782	$43,337,879	$(35,352,182)	$(1,716,583)	$4,392,584	$10,662,480

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(935,884)	$(7,492,561)
Net loss from discontinued operations	—	(2,000,402)
Net loss from continuing operations	(935,884)	(5,492,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	606,482	426,958
Amortization of right-of-use assets	417,836	392,978
Amortization of intangible assets	93,724	74,643
Provision for doubtful accounts, net of recovery	344,436	118,783
Impairments of inventories	3,085	—
Impairments of long-lived assets	—	140,541
Gain on disposal of long-lived assets	(350,967)	—
Change in fair value of derivative liabilities	(1,611,093)	(1,648,450)
Change in operating assets and liabilities
Accounts receivable	179,126	76,107
Accounts receivable, a related party	(24,624)	—
Inventories	324,140	(134,268)
Prepayments, other receivables and other assets	766,235	412,387
Finance lease receivables	134,091	401,592
Accounts payable	(9,860)	132,186
Advances from customers	43,328	(1,218)
Income tax payable	—	160
Accrued expenses and other liabilities	557,047	91,899
Operating lease liabilities	(19,052)	(93,648)
Operating lease liabilities - related parties	(5,845)	(15,084)
Net cash provided by (used in) operating activities from continuing operations	512,205	(5,116,593)
Net cash used in operating activities from discontinued operations	—	(888,270)
Net Cash Provided by (Used in) Operating Activities	512,205	(6,004,863)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,900)	(2,162,825)
Cash received from disposal of long-lived assets	443,054	—
Purchases of intangible assets	(26,893)	—
Net cash provided by (used in) investing activities from continuing operations	414,261	(2,162,825)
Net cash provided by investing activities from discontinued operations	—	21,830
Net Cash Provided by (Used in) Investing Activities	414,261	(2,140,995)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	—	5,771,053
Net proceeds from issuance of common stock upon warrants exercised	—	22,015
Borrowings from a financial institution	—	317,850
Loan to a related party	—	(4,283,794)
Borrowings from related parties and affiliates	387,152	800,000
Repayments to related parties	—	(172,528)
Repayments of current borrowings from a financial institution	(91,389)	(318,575)
Principal payments of finance lease liabilities	(263,688)	(203,115)
Net cash provided by financing activities from continuing operations	32,075	1,932,906
Net cash provided by financing activities from discontinued operations	—	3,506,585
Net Cash Provided by Financing Activities	32,075	5,439,491

Effect of exchange rate changes on cash and cash equivalents	(178,230)	24,396

Net increase (decrease) in cash and cash equivalents	780,311	(2,681,971)
Cash and cash equivalents, beginning of the period	1,185,221	4,448,075
Cash and cash equivalents, end of the period	1,965,532	1,766,104

Less: Cash and cash equivalents from discontinued operations	—	132,584

Cash and cash equivalents from continuing operations, end of period	$1,965,532	$1,633,520

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$27,648
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$170,025	$108,201
Recognition of right-of-use assets and lease liabilities, related parties	$64,649	$180,307
Allocation of fair value of derivative liabilities for issuance of common stock	$—	$3,562,404
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$—	$45,674

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

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.44 million) in XXTX in cash and obtain a 51% equity interest. As of the filing date of these unaudited condensed consolidated financial statements, the Company had remit approximately RMB3.16 million ($0.44 million) to XXTX pertained to above mentioned XXXT Investment Agreement.

On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all the shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.14 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.18 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the filing date of these unaudited condensed consolidated financial statements, the Company had remit approximately RMB35.45 million ($4.99 million) to XXTX pertained to above mentioned XXTX Increase Investment Agreement.

On October 22, 2021, the Company, Senmiao Consulting, XXTX and its other shareholders further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which the Company, through Senmiao Consulting, purchased all of the remaining equity interests the original shareholders hold in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders was completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting.

As of the filing date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB38.61 million (approximately $5.43 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of September 30, 2022, XXTX had nine wholly owned subsidiaries and only one of them had operations.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”) and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, please refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 15, 2022. According to the VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao and the financial statements of Sichuan Senmiao are consolidated in the accompanying unaudited condensed consolidated financial statements. Sichuan Senmiao suffered accumulated loss of approximately $18.0 million as of March 31, 2022 with shareholders’ deficiency of $7.6 million. Due to such loss from Sichuan Senmiao, on March 23, 2022, Senmiao Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and acquired Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination of the Sichuan Senmiao VIE Agreements had no significant impact on the consolidated financial statements.

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of September 30, 2022, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of March 31, 2022, the paid-in capital of Jinkailong is zero.

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

In addition, the Company recognized $7,298,208 of related party receivable from Jinkailong as of March 31, 2022, of which, $6,635,746 is to be repaid over a period from April 2023 to December 2026, classified as due from related parties, noncurrent. Besides, the deconsolidation also excluded $31,263 receivables due from related parties, which was recorded by Jinkailong.

The Company determined that the deconsolidation of Jinkailong represented a major shift that will have a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45 as discussed in note 4.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The terms of Youlu VIE Agreements were similar to the Sichuan Senmiao VIE Agreements. According to the Youlu VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination had no significant impact on the consolidated financial statements. After Jinkailong and Youlu were deconsolidated from the Company’s consolidated financial statements at March 31, 2022, there were no assets and liabilities from the Company’s former VIEs included in the Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and consolidated financial statements as of March 31 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue, loss from operations and net loss of the former VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$—	$115	$—	$23,228
Net revenue from discontinued operations	$—	$1,742,190	$—	$3,213,511
Loss from operations from continuing operations	$—	$(22,950)	$—	$(50,186)
Loss from operations from discontinued operations	$—	$(745,161)	$—	$(1,791,692)
Net loss from continuing operations attributable to stockholders	$—	$(22,929)	$—	$(48,619)
Net loss from discontinued operations attributable to stockholders	—	(616,556)	—	(1,480,297)
Net loss attributable to stockholders	$—	$(639,485)	$—	$(1,528,916)

* Net revenue, loss from operations and net loss attributable to stockholders for three and six months ended September 30, 2021 were retroactively restated for comparative purpose.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) accumulated deficit of approximately $35.4 million as of September 30, 2022; and (2) two purchase commitments of approximately $2.8 million for 200 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles in the amount of approximately $4.7 million, of which, 100 automobiles of approximately $1.6 million have been purchased in cash and delivered to the Company, and approximately $0.3 million has been remitted as purchase deposit. The remaining purchase commitment of approximately $2.8 million of which approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions, and approximately $1.2 million shall be remit in installment to be completed before March 31, 2023.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers the Company would be exposed to was approximately $0.2 million as of September 30, 2022, assuming all the automobile purchasers were in default. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of September 30, 2022 and for the three and six months ended September 30, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on July 15, 2022.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2022, its unaudited results of operations for the three and six months ended September 30, 2022 and 2021, and its unaudited cash flows for the six months ended September 30, 2022 and 2021, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	March 31,
	2022	2022
Balance sheet items, except for equity accounts	7.1135	6.3400

	For the Three Months Ended
	September 30,
	2022	2021
Items in the statements of operations and comprehensive loss	6.8520	6.4709

	For the Six Months Ended September 30,
	2022	2021
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.7312	6.4646

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and March 31, 2022:

	Carrying Value as of	Fair Value Measurement as of
	September 30, 2022	September 30, 2022
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$604,111	$—	$—	$604,111

		Fair Value Measurement as of
	Carrying Value as of	March 31, 2022
	March 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$2,215,204	$—	$—	$2,215,204

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for six months ended September 30, 2022 and for the year ended March 31 2022:

			August	February
			2020	2021
			Underwritten	Registered	May 2021		November 2021
	2019 Registered Direct Offering		Public	Direct	Registered Direct Offering		Private Placement
	Series A	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2021	$80,268	$163,572	$397,525	$637,561	$—	$—	$—	$—	$1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	3,313,864	248,541	4,060,857	310,173	7,933,435
Change in fair value of derivative liabilities	(32,680)	(153,047)	(352,944)	(572,018)	(2,535,376)	(190,154)	(2,895,392)	(219,871)	(6,951,482)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	—	(45,675)
BALANCE as of March 31, 2022	1,913	10,525	44,581	65,543	778,488	58,387	1,165,465	90,302	2,215,204
Change in fair value of derivative liabilities	(1,796)	(9,900)	(33,346)	(49,629)	(570,707)	(58,359)	(824,022)	(63,334)	(1,611,093)
BALANCE as of September 30, 2022 (Unaudited)	$117	$625	$11,235	$15,914	$207,781	$28	$341,443	$26,968	$604,111

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of September 30, 2022 and March 31, 2022.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of September 30, 2022
			August 4,
	June 20, 2019		2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	9/30/2022	9/30/2022	9/30/2022	9/30/2022	9/30/2022	9/30/2022	9/30/2022	9/30/2022	9/30/2022
Exercise price	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.89	$0.89	$0.89	$0.89	$0.89	$0.89	$0.89	$0.89	$0.89
Expected term (years)	0.72	0.72	2.85	3.37	3.37	3.62	3.62	4.12	4.12
Risk-free interest rate	2.92%	2.92%	4.25%	4.21%	4.21%	4.19%	4.19%	4.14%	4.14%
Expected volatility	124%	124%	124%	124%	124%	124%	124%	124%	124%

	As of March 31, 2022
	June 20,		August 4,	February 10,		May 13,		November 10,
	2019		2020	2021		2021		2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022
Exercise price*	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Expected term (years)	1.22	1.22	3.35	3.87	3.87	4.12	4.12	4.62	4.62
Risk-free interest rate	1.77%	1.77%	2.44%	2.44%	2.44%	2.43%	2.43%	2.43%	2.43%
Expected volatility	123%	123%	123%	123%	123%	123%	123%	123%	123%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022 and March 31, 2022, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of September 30, 2022 and March 31, 2022.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(f)   Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of September 30, 2022 and March 31, 2022, the Company had equity investment in Jinkailong of 35%, and the carrying value of the investment is $0 for both periods presented.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(j)   Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and March 31, 2022, allowance for doubtful accounts amounted to $100,628 and $112,905, respectively.

(k)   Inventories

Inventories consist of automobiles which are held primarily for sale and for leasing purposes, and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and six months ended September 30, 2022, impairment of inventories from continuing operations amounted to $0 and $3,085, respectively, were provided for certain vehicles held for sale. For the three and six months ended September 30, 2021, no impairments of inventories were provided.

(l)   Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and March 31, 2022, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of September 30, 2022 and March 31, 2022, finance lease receivables consisted of the following:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Minimum lease payments receivable	$355,042	$511,030
Less: Unearned interest	(83,046)	(103,786)
Financing lease receivables, net	$271,996	$407,244
Finance lease receivables, net, current portion	$214,614	$314,264
Finance lease receivables, net, non-current portion	$57,382	$92,980

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2022 are as follows:

Minimum future
payments receivable
Twelve months ending September 30, 2023	$236,598
Twelve months ending September 30, 2024	82,075
Twelve months ending September 30, 2025	36,369
Total	$355,042

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

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment, fixture and furniture	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended September 30, 2022 and 2021, the impairment for property and equipment was $0 and $3,151 from continuing operations, respectively. For the six months ended September 30, 2022 and 2021, the impairment for property and equipment was $0 and $2,925 from continuing operations, respectively. For the three and six months ended September 30, 2021, the impairment for property and equipment was $2,735 and $29,602 from discontinued operations, respectively.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2022 and 2021, there was no impairment of intangible assets.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended September 30, 2022, the Company did not recorded impairment against goodwill. For the three and six months ended September 30, 2021, the company recorded an impairment of $0 and $137,616 against goodwill, respectively.

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

As of September 30, 2022, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into approximately 870,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2022, the Company had outstanding contracts for automobile transaction and related services amounting to $73,828, of which $61,896 is expected to be completed within twelve months after September 30, 2022, and $11,932 is expected to be completed after September 30, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$937,234	$443,860	$1,789,749	$654,989
- Service fees from NEVs leasing	102,176	35,567	242,673	44,097
- Revenues from sales of automobiles	157,007	—	226,705	—
- Service fees from automobile purchase services	6,794	—	21,582	—
- Service fees from management and guarantee services	9,638	18,250	22,744	43,371
- Financing revenues	11,295	26,611	22,359	64,382
- Other service fees	44,355	31,484	96,963	85,336
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	1,268,499	555,772	2,422,775	892,175
Online Ride-hailing Platform Services (Continuing Operations)	972,703	557,947	2,160,223	600,298
Total Revenues from Continuing Operations	2,241,202	1,113,719	4,582,998	1,492,473
Automobile Transaction and Related Services (Discontinued Operations)
-Operating lease revenues from automobile rentals	—	1,564,531	—	2,838,014
- Service fees from NEVs leasing	—	3,030	—	57,943
- Service fees from management and guarantee services	—	39,388	—	57,798
- Financing revenues	—	3,720	—	11,607
- Other service fees	—	131,521	—	248,149
Total revenues from Automobile Transaction and Related Services (Discontinued Operations)	—	1,742,190	—	3,213,511
Total revenues	$2,241,202	$2,855,909	$4,582,998	$4,705,984

Automobile transaction and related services

Operating lease revenues from automobile rentals –The Company generates revenue from sub-leasing automobiles from some online ride-hailing drivers or third-parties and leasing its own automobiles. The Company recognizes revenue wherein an automobile is transferred to the lessees and the lessees has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period and is recognized over time. Meanwhile, the Company recognized the revenue from operating lease by using the output method based on periodic settlement between the Company and the online ride-hailing drivers or third-parties and leasing its own automobiles. Rental periods are short term in nature, generally are twelve months or less.

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

Service fees from management and guarantee services – Over 95% of the Company’s customers are online ride-hailing drivers. Some of the drivers sign affiliation agreements with the Company, pursuant to which the Company provides them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. The Company recognizes revenue over the affiliation period when performance obligations are completed.

Financing revenues – Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Online ride-hailing platform services

The Company generates revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders (“Riders”) looking for taxi/ride-hailing services. The Company earns commissions for each completed ride in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, the Company bears a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. The Company recognizes revenue upon completion of a ride as the single performance obligation is satisfied and the Company has the right to receive payment for the services rendered upon the completion of the ride. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the Rider and is the principal (i.e., “gross”), or it arranges for other parties to provide the service to the Rider and is an agent (i.e., “net”). Since the Company is not primarily responsible for ride-hailing services provided to Riders, it does not have discretion in establishing the price of the online ride-hailing service and inventory risk related to the services as the Company earns commissions for each completed order as the difference between an upfront quote fare and the amount earned by a driver based on actual time and distance for ride charged to the rider. Thus, the Company recognizes revenue at a net basis.

Leases - Lessor

The Company recognized revenue as lessor in accordance with ASC 842. The two primary accounting provisions the Company uses to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75)%; and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90)%. Automobiles included in arrangements meeting these conditions are accounted for as sales-type leases. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2022, the Company’s pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of September 30, 2022 and March 31, 2022. As of September 30, 2022, the calendar years ended December 31, 2017 through 2021 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(w)   Leases - lessee

The Company accounts for leases in accordance with ASC 842. The Company enters into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a finance lease (as a lessee) or as a direct financing or sales-type lease (as a lessee):

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended September 30, 2022 and 2021, the Company did not recognize impairment loss on its finance lease ROU assets.

(x)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On September 30, 2022 and March 31, 2022, approximately $61,000 and $117,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On September 30, 2022 and March 31, 2022, approximately $1,703,000 and $874,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of September 30, 2022 and March 31, 2022, allowance for doubtful accounts amounted to $100,628 and $112,905, respectively. For the six months ended September 30, 2022 and 2021, the Company wrote off accounts receivable of $0 and $31,225 from continuing operations, respectively, which represent due from automobile purchasers from continuing operation. For the six months ended September 30, 2021, the Company wrote off accounts receivable of $6,088 from discontinued operations, which represent due from automobile purchasers.

2)    Foreign currency risk

As of September 30, 2022 and March 31, 2022, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $61,000 and $117,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB was appreciated from 6.34 RMB into US$1.00 on March 31, 2022 to 7.11 RMB into US$1.00 on September 30, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of September 30, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three and six months ended September 30, 2022.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in consolidated balance sheet as of September 30, 2022 and March 31, 2022.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$454,134	$509,540
Due to a stockholder	16,832	18,886
Total current liabilities	470,966	528,426

Discontinued operation- Jinkailong

On March 31, 2022, Ruixi, a majority owned subsidiary of the Company, holding 35% equity interest of Jinkailong, entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on August 26, 2018 (“Voting Agreement No.1”) and the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on February 13, 2020 (“Voting Agreement No.2”, collectively, “Voting Agreements”) shall be terminated as of the date of the Termination Agreement. As a

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of September 30, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of September 30, 2022, the paid-in capital of Jinkailong is zero.

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Jinkailong in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2022 and 2021.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$1,742,190	$—	$3,213,511
Cost of revenue	—	(1,436,941)	—	(2,919,843)
Gross profit	—	305,249	—	293,668
Operating expenses
Selling, general and administrative expenses	—	(1,035,793)	—	(2,071,801)
Long-lived assets impairment	—	(2,735)	—	(29,602)
Recovery (recognition) of bad debts expense	—	(11,882)	—	16,043
Total operating expenses	—	(1,050,410)	—	(2,085,360)
Loss from discontinued operations	—	(745,161)	—	(1,791,692)
Other expense, net	—	(88,024)	—	(208,710)
Income (loss) before income taxes	—	(833,185)	—	(2,000,402)
Income tax expenses	—	—	—	—
Net loss	—	(833,185)	—	(2,000,402)
Less: net loss from discontinued operations attributable to noncontrolling interest	—	(216,629)	—	(520,105)
Net loss attributable to stockholders	$—	$(616,556)	$—	$(1,480,297)

5.     ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of September 30, 2022 and March 31, 2022, accounts receivables were comprised of the following:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$257,557	$392,530
Receivables of service fees due from automobile purchasers	15,464	17,350
Receivables of online ride hailing fees from online ride-hailing drivers	26,892	121,116
Receivables of operating lease	6,112	—
Less: Allowance for doubtful accounts	(100,628)	(112,905)
Accounts receivable, net	$205,397	$418,091
Accounts receivable, net, current portion	$205,397	$418,022
Accounts receivable, net, non-current portion	$—	$69

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts for September 30, 2022 and March 31, 2022 are as follows:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Beginning balance	$112,905	$78,167
Addition	—	153,988
Write off	—	(44,227)
Deconsolidation of Jinkailong	—	(76,428)
Translation adjustment	(12,277)	1,405
Ending balance	$100,628	$112,905

6.     INVENTORIES

	September 30,	March 31,
	2022	2022
	(Unaudited)
Automobiles (i)	$—	$286,488
(i)	As of March 31, 2022, the Company owned 36 automobiles with a total value of $346,886 for sale or sales-type leases.

At the end of each quarter, the Company compared the cost of automobiles with their net realizable value and recognized impairments of $0 and $3,085, respectively for certain automobiles for sale for the three and six months ended September 30, 2022. For the three and six months ended September 30, 2021, the Company did not recognized impairments for the inventories. As of March 31, 2022, an impairment of $60,398 was recognized for certain automobiles for sale.

7.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of September 30, 2022 and March 31, 2022, the prepayments, receivables and other assets were comprised of the following:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Prepaid expenses (i)	$805,283	$957,200
Deposits (ii)	424,726	731,279
Receivables from aggregation platforms (iii)	305,262	163,384
Due from automobile purchasers, net (iv)	129,125	238,421
Employee advances	8,673	11,054
Value added tax (“VAT”) recoverable (v)	—	597,884
Others	8,230	13,986
Total prepayments, receivables and other assets	$1,681,299	$2,713,208

(i)	Prepaid expense

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii)	Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company’s online ride-hailing platform.

(iv)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of September 30, 2022 and March 31, 2022, the Company did not record allowance against doubtful receivables.

During the six months ended September 30, 2022, the Company recovered allowances against the balance due from automobile purchasers of $6,431 while during six months ended September 30, 2021, the Company recorded additional allowances of $57,822, and wrote off balance due from automobile purchasers of $22,833 from continuing operations. During the six months ended September 30, 2021, the Company recorded additional allowances of $10,208, and recovered allowance against the balance due from automobile purchasers of $12,262 while wrote off balance due from automobile purchaser of $15,874 from discontinued operations.

(v)	Value added tax (“VAT”) recoverable

The balance represented the amount of VAT, which resulted from historical purchasing activities and could be further used for deducting future VAT in PRC. As of March 31, 2022, the Company had $597,884 VAT recoverable, mainly from the purchase of automobiles, which was used in Chengdu and collected from local government’s tax rebates in Changsha and no VAT recoverable as of September 30, 2022.

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Leasehold improvements	$176,882	$198,463
Computer equipment	43,082	47,849
Office equipment, fixtures and furniture	73,688	81,898
Automobiles	5,464,853	6,463,698
Subtotal	5,758,505	6,791,908
Less: accumulated depreciation and amortization	(1,523,449)	(1,133,135)
Total property and equipment, net	$4,235,056	$5,658,773

Depreciation expense from continuing operations for the three and six months ended September 30, 2022 were amounted to $317,935 and $606,482, respectively.

Depreciation expense from continued operations for three and six months ended September 30, 2021 amounted to $264,411 and $426,958, respectively. Depreciation expense from discontinued operations for three and six months ended September 30, 2021 amounted to $45,092 and $94,133, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Software	$791,881	$796,042
Online ride-hailing platform operating licenses	426,294	450,701
Subtotal	1,218,175	1,246,743
Less: accumulated amortization	(362,977)	(287,192)
Total intangible assets, net	$855,198	$959,551

Amortization expense from continuing operations totaled $48,008 and $93,724 for the three and six months ended September 30, 2022, respectively. Amortization expense from continuing operations totaled $37,303 and $74,643 for the three and six months ended September 30, 2021, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending September 30, 2023	$179,390
Twelve months ending September 30, 2024	168,161
Twelve months ending September 30, 2025	148,754
Twelve months ending September 30, 2026	88,418
Twelve months ending September 30, 2027	82,975
Thereafter	187,500
Total	$855,198

10.   BORROWINGS FROM A FINANCIAL INSTITUTION

The borrowings from a certain financial institution in China represented the short-term loans of $43,239 and $145,542 as of September 30, 2022 and March 31, 2022, respectively. Such borrowings bearing interest rate of 13.04% per annum as of September 30, 2022 and March 31, 2022, which are to be repaid within the next 12 months, were classified as borrowings from a financial institution, current.

The interest expense for the three and six months ended September 30, 2022 was zero from continuing operations. The interest expense for the three and six months ended September 30, 2021 was $667 and $6,512 from continuing operations. The interest expense for the three and six months ended September 30, 2021 was $12,285 and $21,136 from discontinued operations.

11.   ACCRUED EXPENSES AND OTHER LIABILITIES

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	March 31,
	2022	2022
	(Unaudited)
Accrued payroll and welfare	$1,222,382	$1,176,442
Payables to drivers from aggregation platforms (i)	831,473	806,921
Deposits (ii)	691,812	783,830
Accrued expenses	237,474	94,106
Payables for expenditures on automobile transaction and related services	46,300	56,222
Loan repayments received on behalf of financial institutions (iii)	21,943	28,704
Other taxes payable	36,262	5,260
Other payables	17,705	2,422
Total accrued expenses and other liabilities	3,105,351	2,953,907
Total accrued expenses and other liabilities - discontinued operations	(454,134)	(509,540)
Total accrued expenses and other liabilities - continuing operations	$2,651,217	$2,444,367
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

The contributions made by the Company were $104,577 and $230,641 for the three and six months ended September 30, 2022, respectively, from continuing operations of the Company. The contributions made by the Company were $81,602 and $253,305 for the three and six months ended September 30, 2021, respectively, for the Company’s continuing operations. The contributions made by the Company were $79,284 and $103,510 for the three and six months ended September 30, 2021, respectively, for the Company’s discontinued operations.

As of September 30, 2022 and March 31, 2022, the Company did not make adequate employee benefit contributions in the amount of $942,951 and $963,824, respectively, from continuing operations of the Company.

13.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of September 30, 2022, there were 3,794 (37,940 pre reverse split) IPO Underwriter’s Warrants outstanding.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2019 Registered Direct Offering Warrants

As of September 30, 2022 and March 31, 2022, there were 16,841 (168,411 pre reverse split) 2019 registered direct offering warrants outstanding, respectively. During the three and six months ended September 30, 2022, the change of fair value was a gain of $922 and $11,696 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. During the three and six months ended September 30, 2021, the change of fair value was a gain of $72,024 and $136,080, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of September 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $742 and $12,438, respectively.

August 2020 Underwriters’ Warrants

As of September 30, 2022 and March 31, 2022, there were 31,808 (318,080 pre reverse split) underwriters’ warrants outstanding. During the three and six months ended September 30, 2022, the change of fair value was a gain of $2,218 and $33,346 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. During the three and six months ended September 30, 2021, the change of fair value was a gain of $139,459 and $251,253, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of September 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $11,235 and $44,581, respectively.

February 2021 Registered Direct Offering Warrants

As of September 30, 2022 and March 31, 2022, there were 53,262 (532,609 pre reverse split) February 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2022, the change of fair value was a gain of $3,138 and $49,629 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. During the three and six months ended September 30, 2021, the change of fair value was a gain of $225,353 and $411,555, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of September 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $15,914 and $65,543, respectively.

May 2021 Registered Direct Offering Warrants

As of September 30, 2022, there were 594,682 (5,946,810 pre reverse split) May 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2022, the change of fair value was a gain of $53,971 and $629,066 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. During the three and six months ended September 30, 2021, the change of fair value was a gain of $2,580,898 and $849,562, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of September 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $207,810 and $836,875, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2022, there were 5,335,763 (7,352,941 pre reverse split) November 2021 Private Placement Warrants outstanding. During the three and six months ended September 30, 2022, the change of fair value was a loss of $77,666 and a gain of $887,356 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. As of September 30, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $368,410 and $1,255,767, respectively.

The Company has warrants outstanding as follows giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2021	110,107	110,107	$11.6	4.09
Granted	5,985,591	5,985,591	$2.11	5.00
Exercised	(4,403)	(4,403)	—	—
Balance, March 31, 2022	6,091,295	6,091,295	$2.28	4.32
Exercised	—	—	—	—
Balance, September 30, 2022 (Unaudited)	6,091,295	6,091,295	$2.28	4.04

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the six months ended September 30, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2022 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of September 30, 2022, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan. And RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

Exercise of 2019 Registered Direct Offering Warrants

On April 23, 2021, one of the holders of Series A warrants exercised the warrants to purchase 4,403 (44,029 pre reverse split) shares of the Company’s common stock at an exercise price of $5.0 ($0.50 before reverse split) per share generating gross proceeds of $22,015 to the Company.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the COD signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of September 30, 2022 and March 31, 2022, there were 1,741 and 5,000 shares of Series A convertible preferred stock outstanding, respectively. During the six months ended September 30, 2022, 3,259 shares of Series A convertible preferred stock was converted into 1,496,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the six months ended September 30, 2022 and 2021, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the six months ended September 30, 2022 amounted to approximately $0.8 million. As of September 30, 2022, the Company’s net operating loss carryforward for U.S. income taxes was approximately $6.9 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of September 30, 2022 and March 31, 2022, valuation allowances for deferred tax assets were approximately $1.4 million and $1.2 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong (deconsolidated in the year ended March 31, 2022), Yicheng, Jiekai, Youlu and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended		For the Six Months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current income tax expenses	$—	$11	$—	$11
Deferred income tax expenses	—	—	—	—
Total income tax expenses	$—	$11	$—	$11

As of September 30, 2022 and March 31, 2022, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $10.1 million and $8.5 million, respectively, which will expire starting from 2024 and ending in 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,601,506 and $2,315,793 related to its continuing operations in the PRC as of September 30, 2022 and March 31, 2022, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $71,038 and $29,129 related to its continuing operations in the PRC as of September 30, 2022 and March 31, 2022, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30,	March 31,
	2022	2022
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,601,506	$2,315,793
Net operating loss carryforwards in the U.S.	1,454,644	1,234,789
Allowance for doubtful account	71,038	29,129
Less: valuation allowance	(4,127,188)	(3,579,711)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$41,446	$46,386
Deferred tax liabilities, net	$41,446	$46,386

As of September 30, 2022 and March 31, 2022, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $9.7 million and $17.8 million, which will start to expire from 2023 to 2026. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of September 30, 2022 and March 31, 2022, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2022	March 31, 2022
	(Unaudited)
Net operating loss carry forwards in the PRC	$2,595,919	$2,595,919
Less: valuation allowance	(2,595,919)	(2,595,919)
Total	$—	$—

15.   CONCENTRATION

Major Suppliers

For the three months ended September 30, 2022, two suppliers accounted for approximately 20.2% and 10.4% of the total costs of revenue. For the six months ended September 30, 2022, two suppliers accounted for approximately 21.1% and 12.3% of the total cost of revenues.

For the three months ended September 30, 2021, three suppliers accounted for approximately 20%, 13.2% and 11.1% of the total costs of revenue. For the six months ended September 30, 2021, three suppliers accounted for approximately 24.7%, 22.7% and 12.6% of the total cost of revenues.

16.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Account receivable, a related party

As of September 30, 2022, account receivable from a related party from the Company’s continuing operations of $23,301 represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)    Due from related parties

As of September 30, 2022, balances due from related parties from the Company’s continuing operations of $5,908,769, net of allowance, represented balance due from Jinkailong, the Company’s equity investee company as result of Jinkailong’s deconsolidation, of which, $5,484,218 is to be repaid over a period from September 2023 to December 2026, classified as due from related party, noncurrent (refer to Note 4). In addition, another $17,910 represented receivable due from Youlu, the Company’s former VIE as result of Youlu’s deconsolidation.

During the three months ended September 30, 2022, the Company recorded additional allowances against the balance due from Jinkailong of $350,867.

3)    Due to a stockholder

Due to a stockholder comprised of amounts payable to a stockholder named below and are unsecured, interest free and due on demand.

	September 30,	March 31,
	2022	2022
	(Unaudited)
Jun Wang (Stockholder of the Company)*	$16,832	$18,886
Total due to a stockholder	16,832	18,886
Total due to a stockholder – discontinued operations	(16,832)	(18,886)
Total due to a stockholder – continuing operations	$—	$—

* In December 2017, the Company entered into a loan agreement with one stockholder, who agreed to grant lines of credit of approximating $159,000 to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017.

4)    Due to related parties and affiliates

	September 30,	March 31,
	2022	2022
	(Unaudited)
Loan payable to a related party (i)	$111,692	$9,897
Others (ii)	7,451	1,785
Total due to related parties and affiliates	$119,143	$11,682
(i)	As of September 30, 2022 and March 31, 2022, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $111,692 and $9,897 are unsecured, interest free and due on demand, respectively.
(ii)	As of September 30, 2022 and March 31, 2022, the balances of $7,451 and $1,785, respectively, represented payables to Jinkailong, the Company’s equity investee company, for operational purposes.

Interest expense for the three months ended September 30, 2022 and 2021 were $0.

4)    Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	September 30,	March 31,
	2022	2022
	(Unaudited)
Lease I (i)	$299,306	$446,372
Lease II (ii)	108,119	69,534
Total Operating lease right-of-use assets - related parties	$407,425	$515,906

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	March 31,
	2022	2022
	(Unaudited)
Lease I (i)	$278,556	$246,516
Lease II (ii)	58,520	84,265
Total Operating lease liabilities, current - related parties	$337,076	$330,781

	September 30,	March 31,
	2022	2022
	(Unaudited)
Lease I (i)	$140,041	$211,953
Lease II (ii)	60,305	14,943
Total Operating lease liabilities, non-current - related parties	$200,346	$226,896
(i)

The Company entered into two office lease agreements with Hong Li, supervisor of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were updated with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024.

(ii)

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025.

2.     Related Party Transactions

For the three and six months ended September 30, 2022, the Company incurred $47,023 and $108,509, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements. For the three and six months ended September 30, 2021, the Company incurred $59,867 and $114,299, respectively, in rental expenses to this related party.

For the three and six months ended September 30, 2022, the Company incurred $20,327 and $34,870, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager. For the three and six months ended September 30, 2021, the Company incurred $11,224 and $22,448, respectively, in rental expenses to this related party.

In June 2019 and January 2020, Jinkailong, the Company’s equity investee company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the three and six months ended September 30, 2022, the Company did not incur automobile maintenance fees to those companies as mentioned above, respectively. During the three and six months ended September 30, 2021, Jinkailong incurred automobile maintenance fees of $253,916 and $534,136 to those companies as mentioned above, respectively from discontinued operation.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three and six months ended September 30, 2022, the company incurred promotion fee of $24,026 and $68,209 from Jinkailong, respectively. During the three and six months ended September 30, 2021, the company incurred promotion fee of $167,101 and $505,155 from Jinkailong, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

During the three and six months ended September 30, 2022, Corenel leased automobiles to Jinkailong, the Company’s equity investee company and generated revenues of $77,113 and $292,573, and Jiekai leased automobiles from Jinkailong and had a rental cost of $102,160 and $148,502, respectively. During the three and six months ended September 30, 2021, Corenel and Yicheng leased 370

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

automobiles to Jinkailong and generated revenues of $340,263 and $551,984, respectively, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

During the three and six months ended September 30, 2021, Hunan Ruixi and Yicheng had loans due from Jinkailong, the Company’s equity investee company, and had interest income of $104,254 and $208,593, respectively which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

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

Lessee

As of September 30, 2022 and March 31, 2022, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of September 30, 2022, the weighted-average remaining operating and finance lease term of its existing leases is 2.42 and 0.65 years, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Six Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	Classification	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$521,632	$473,956	$1,057,955	$703,164
Lease expenses	Selling, general and administrative	107,434	125,271	225,260	269,470
Finance lease cost
Amortization of leased asset	Cost of revenue	58,630	763,986	129,053	1,584,888
Amortization of leased asset	General and administrative	82,245	199,261	134,635	446,418
Interest on lease liabilities	Interest expenses on finance leases	1,153	108,208	8,301	215,847
Total lease expenses		$771,094	$1,670,682	$1,555,204	$3,219,787
Total Lease expenses – discontinued operations		—	1,076,374	—	2,250,813
Total Lease expenses- continuing operations		771,094	594,308	1,555,204	968,974

Operating lease expenses for automobiles from continuing operations totaled $521,632 and $366,762 for the three months ended September 30, 2022 and 2021, respectively. Operating lease expenses for automobiles from continuing operations totaled $1,057,955 and $524,299 for the six months ended September 30, 2022 and 2021, respectively. Operating lease expenses for automobiles from discontinued operations totaled $107,194 and $178,865 for the three and six months ended September 30, 2021.

Operating lease expenses for offices and showroom leases from continuing operations totaled $107,434 and $225,260 for the three and six months ended September 30, 2022, respectively. Operating lease expenses for offices and showroom leases from continuing operations totaled $113,577 and $226,482 for the three and six months ended September 30, 2021, respectively. Operating lease expenses for offices and showroom leases from discontinued operations totaled $11,694 and $42,988 for the three and six months ended September 30, 2021, respectively.

Interest expenses on finance leases from continuing operations totaled $1,153 and $8,301 for the three and six months ended September 30, 2022, respectively. Interest expenses on finance leases from continuing operations totaled $14,904 and $30,757 for the three and six months ended September 30, 2021, respectively. Interest expenses on finance leases from discontinued operations totaled $93,304 and $185,090 for the three and six months ended September 30, 2021, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending September 30, 2023	$440,959	41,225	482,184
Twelve months ending September 30, 2024	177,160	—	177,160
Twelve months ending September 30, 2025	129,491	—	129,491
Twelve months ending September 30, 2026	50,163	—	50,163
Total lease payments	797,773	41,225	838,998
Less: discount	(46,585)	(1,560)	(48,145)
Present value of lease liabilities	$751,188	39,665	790,853

*As of September 30, 2022, the outstanding balance of operating lease payments due to related parties was $537,422.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase commitments

On February 22, 2021, the Company entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. Pursuant to the contract, the Company required to purchase 100 automobiles in cash with the amount of approximately $1.6 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this filing, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As the Company are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, the Company expects the purchase to be completed by June 30, 2023.

On September 23, 2022, the Company entered into one purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the date of this filing, the Company has remit approximately $0.3 million as a purchase deposit, and expect to fulfill the purchase commitment before March 31, 2023.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the six months ended September 30, 2022 and 2021, the Company recognized an estimated provision loss of approximately $7,418 and $6,568, respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from continuing operations. For the six months ended September 30, 2021, the Company recognized an estimated provision loss of approximately $13,272, for the guarantee services for drivers who exited the ride-hailing business were not able to make the monthly payments from discontinued operations.

As of September 30, 2022, the maximum contingent liabilities Hunan Ruixi would be exposed to was approximately $0.2 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $0.1 million as of September 30, 2022, based on the market price and the useful life of such collateral, which represents approximately 42% of the maximum contingent liabilities.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent liability of Jinkailong

As the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment. In accordance with PRC’s company registry compliance, the Company will subject to the maximum amount of RMB3.5 million (approximately $492,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated.

As of September 30, 2022, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $5.6 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $3.7 million as of September 30, 2022, based on the market price and the useful life of such collateral, which represents approximately 68% of the maximum contingent liabilities. Meanwhile, approximately $4.2 million, including interests of approximately $254,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

Besides, as of September 30, 2022, due to Jinkailong has undertaken the joint and several liability guarantee for all loans of Langyue Automobile Service Co., Ltd. from Chengdu Industrial Impawn Co., Ltd (“Impawn”) for certain historical business, Jinkailong may be required to pay all the outstanding balance of approximately $860,000 to Impawn in the future.

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

By assessing the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating in two reportable segments which comprise of automobile transaction and related services and online ride-hailing platform. The segments are organized based on type of service offered.

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and six months ended September 30, 2022 and 2021:

	For the Three Months ended September 30, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$1,268,499	$972,703	$—	$2,241,202
Interest income	$332	$51	$15	$398
Depreciation and amortization	$507,122	$18,987	$39,224	$565,333
Loss from operations	$(866,265)	$(371,293)	$(347,648)	$(1,585,206)
Loss before income taxes	$(189,360)	$(625,379)	$(365,065)	$(1,179,804)
Net loss	$(189,360)	$(625,379)	$(365,065)	$(1,179,804)
Capital expenditure	$493	$—	$—	$493

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months ended September 30, 2022
		Online ride-
	Automobile	hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$2,422,775	$2,160,223	$—	$4,582,998
Interest income	$825	$104	$44	$973
Depreciation and amortization	$1,040,916	$35,466	$41,660	$1,118,042
Loss from operations	$(1,158,053)	$(888,645)	$(979,103)	$(3,025,801)
Loss before income taxes	$(242,608)	$(1,325,266)	$631,990	$(935,884)
Net loss	$(242,608)	$(1,325,266)	$631,990	$(935,884)
Capital expenditure	$1,900	$—	$—	$1,900

	For the three months ended September 30, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform			Discontinued	Continuing
	related service	services	Unallocated	Total	operations	operations
Revenues	$2,297,962	$557,947	$—	$2,855,909	$1,742,190	$1,113,719
Interest income	$285	$537	$81	$903	$104	$799
Interest expense	$12,773	$179	$—	$12,952	$12,285	$667
Depreciation and amortization	$1,419,753	$7,886	$6,401	$1,434,040	$923,849	$510,191
Loss from operations	$(1,060,310)	$(1,580,388)	$(416,495)	$(3,057,193)	$(745,161)	$(2,312,032)
Loss before income taxes	$(1,052,853)	$(1,670,308)	$2,601,247	$(121,914)	$(833,185)	$711,271
Net loss	$(1,052,864)	$(1,670,308)	$2,601,247	$(121,925)	$(833,185)	$711,260
Capital expenditure	$—	$—	$—	$—	$—	$—

	For the six months ended September 30, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform			Discontinued	Continuing
	related service	services	Unallocated	Total	operations	operations
Revenues	$4,105,686	$600,298	$—	$4,705,984	$3,213,511	$1,492,473
Interest income	$580	$713	$308	$1,601	$226	$1,375
Interest expense	$21,136	$6,512	$—	$27,648	$21,136	$6,512
Depreciation and amortization	$2,844,314	$15,077	$6,401	$2,865,792	$1,971,213	$894,579
Loss from operations	$(2,316,492)	$(5,729,355)	$(833,704)	$(8,879,551)	$(1,791,692)	$(7,087,859)
Loss before income taxes	$(2,450,883)	$(5,856,556)	$814,889	$(7,492,550)	$(2,000,402)	$(5,492,148)
Net loss	$(2,450,894)	$(5,856,556)	$814,889	$(7,492,561)	$(2,000,402)	$(5,492,159)
Capital expenditure	$2,162,825	$—	$—	$2,162,825	$—	$2,162,825

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of September 30, 2022, the Company’s total assets were comprised of $10,380,783 for automobile transaction and related services, $4,796,775 for online ride-hailing platform services and $643,758 unallocated.

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

20.   SUBSEQUENT EVENTS

Since late September 2022, Corenel has signed selling contracts with certain third parties in Chengdu, pursuant to which, those third parties shall purchase 79 automobiles with total amount of RMB6,575,000 (approximately $924,000) from Corenel. As the filing date of these unaudited condensed consolidated financial statements, 64 automobiles have been delivered to those third parties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated condensed financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions, and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and equity investee company, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha, Guangzhou, and other 23 cities in China. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of September 30, 2022, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $24.9 million, sold an aggregate of 1,464 automobiles with a total value of approximately $14.1 million and delivered approximately 2,592 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 139 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
	Number of	Revenue	Number of	Revenue	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)
Auto Operating Leasing	1,041	$937,000	440	$444,000	1,437	$1,790,000	444	$655,000
Auto Sales	28	157,000	—	$—	41	227,000	—	$—
Auto Financing	139	$11,000	131	$27,000	139	$22,000	131	$64,000
Other Services	>540	$163,000	>410	$85,000	>820	$384,000	>420	$173,000

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended September 30, 2022. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong in Changsha and Chengdu. During the six months ended September 30, 2022, our Auto Operating Leasing, Auto Sales, and Auto Financing accounted for approximately 73.9%, 9.4%, and 0.9% of our total revenue from our automobile transactions and related services, respectively, for the six months ended September 30, 2022, while our Auto Operating Leasing, and Auto Financing accounted for approximately 73.4% and 7.2% for the six months ended September 30, 2021, respectively, excluding the income which Jinkailong generated.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB38.61 million (approximately $5.43 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 26 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. Our equity investee company and former VIE, Jinkailong, signed a new contract with an affiliate of Meituan, whereby the online ride-hailing requests and orders shall be completed on Meituan’s platform utilizing our network of cars and drivers. Jinkailong earned rental income from drivers and earned commissions from Meituan. During the six months ended September 30, 2022, Jiekai also signed similar contracts with Meituan and other similar ride-hailing platform companies, such as Chengdu Anma Zhixing Technology Co., Ltd. and Hangzhou Xiehua Network Technology Co., Ltd.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. As of the date of the Report, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and other 23 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the six months ended September 30, 2022, approximately 3.4 million rides with gross fare of approximately $11.4 million were completed through Xixingtianxia and an average of over 4,900 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the six months ended September 30, 2022, we earned online ride-hailing platform service fees of approximately $2.2 million, netting off approximately $0.3 million incentives paid to Active Drivers.

During the six months ended September 30, 2021, approximately 12.4 million rides with gross fare of approximately $38.0 million were completed through Xixingtianxia and an average of over 19,900 Active Drivers each month. During the six months ended September 30, 2021, we earned online ride-hailing platform service fees of $600,298, netting off approximately $3.1million incentives paid to Active Drivers.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and online ride-hailing platform services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of September 30, 2022, we had 28 and 66 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the six months ended September 30, 2022. To meet the demand of business expansion in Chengdu, Changsha and Guangzhou, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2022, we had one parking lot and 5 employees in Guangzhou, and one parking lot, an exhibition hall and 5 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 10 employees in Chengdu, for parking and management of automobiles for operating lease. During the three months ended September 30, 2022 and 2021, our average utilization of the automobiles for operating lease was approximately 76.8% and 71%, respectively. During the six months ended September 30, 2022 and 2021, the average utilization of the automobiles for operating lease was approximately 74.9% and 70%, respectively.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the six months ended September 30, 2022 and 2021, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of NEVs in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of September 30, 2022, we had accounts receivable, net of allowance of approximately $157,000 and advanced payments of approximately $129,000 due from the automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our cooperated platforms, such as Meituan, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the six months ended September 30, 2022, we settle our commissions with the aggregation platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of September 30, 2022, we had accounts receivable of online ride-hailing service fees of approximately $27,000 in total.

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

As of September 30, 2022, 107 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of September 30, 2022, we recognized an accumulated allowance against receivables of approximately $360,694 from these purchasers served by Hunan Ruixi. For the six months ended September 30, 2022, we recovered allowance for doubtful accounts of $6,431 based on re-evaluation collection from those drivers served by Hunan Ruixi. For the three and six months ended September 30, 2022, we also recognized approximately $3,300 and $7,400 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the six months ended September 30, 2022, we sub-leased approximately 77 rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2022, the total value of non-collateralized automobiles was approximately $599,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual and Potential Impact of Ongoing Coronavirus (COVID 19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of September 30, 2022, 107 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for doubtful accounts of approximately $360,694 for them. During the six months ended September 30, 2022, local resurgences of COVID-19 cases in Changsha have limited material negative impacts on the economy of these areas as local governments have established procedures to rapidly contain the spread of COVID-19 cases, the number of newly rendered automobiles decreased to 7 as compared with 14 during the six months ended September 30, 2021.

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

Impact on the Ride-Hailing Platform Services

XXTX commenced the operation of its online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in July 2021, November 2021, February 2022 and September 2022, when Chengdu, Changsha and Guangzhou reported several confirmed COVID-19 cases. Under the zero-tolerance approach to smothering Covid outbreaks in China, the local government usually ensured concrete and effective measures to fight against the resurgence, including suspending some traffic activities in certain medium-risk and high-risk areas. Fewer people took ride-hailing trips as a result and the average daily rides completed through our platform decreased and our income decreased accordingly. The average daily rides completed through our platform decreased by approximately 20% to 30% compared to that before the reporting of the new COVID-19 cases in these cities and recovered one to two weeks later as the new confirmed cases were fully under control. Furthermore, the online ride-hailing services in Chengdu was temporally suspended by the Municipal Communications Commission of Chengdu from September 1 to September 18, 2022, when Chengdu reported accumulated over 1,000 COVID-19 cases since late August 2022. We also had no income from the online ride-hailing platform services in Chengdu during those periods. The total number of rides completed through our platform in September 2022 decreased by approximately 35% compared with the prior months. Consequently, the income of our Automobile Transaction and Related Services customers who ran their business through the online ride-hailing platforms also decreased during this period.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 50th Statistical report on Internet Development in China published in August 2022 by the China Internet Network Information Center (CNNIC), the number of online ride-hailing service users had reached 405 million by the end of June 2022, decreased by 10.5% from December 2021, and took approximately 38.5% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of September 30, 2022, approximately 286 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 554 million in September 2022 in China. Meanwhile, approximately 1.98 million online booking taxi transportation certificates and approximately 4.8 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

However, approximately 48% of our ride-hailing drivers have not obtained the driver’s license as of September 30, 2022 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $703 to $4,217) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three and six months ended September 30, 2022, we have been fined by approximately $4,000 and $11,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $0 and $2,000, respectively, was further compensated by drivers or cooperated third parties, respectively. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	For the Three Months Ended
	September 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Revenues	$2,241,202	$1,113,719	$1,127,483
Cost of revenues	(1,932,384)	(1,548,857)	(383,527)
Gross profit (loss)	308,818	(435,138)	743,956
Operating expenses
Selling, general and administrative expenses	(1,527,731)	(1,828,438)	300,707
Provision for doubtful accounts	(366,293)	(45,305)	(320,988)
Impairments of long-lived assets	—	(3,151)	3,151
Total operating expenses	(1,894,024)	(1,876,894)	(17,130)
Loss from operations	(1,585,206)	(2,312,032)	726,826
Other income, net	423,972	21,140	402,832
Interest expense	—	(667)	667
Interest expense on finance leases	(1,153)	(14,904)	13,751
Change in fair value of derivative liabilities	(17,417)	3,017,734	(3,035,151)
Income (loss) before income taxes	(1,179,804)	711,271	(1,891,075)
Income tax expenses	—	(11)	11
Net income (loss) from continuing operations	$(1,179,804)	$711,260	$(1,891,064)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended September 30, 2022 increased by $1,127,483, or approximately 101%, as compared with the three months ended September 30, 2021. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services, as a result of the expansion and our “efficiency - improving” strategy of those two businesses.

As we have focused on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our Online Ride-hailing Platform Services and automobile rental to keep stable over the next twelve months. We also expect them to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,268,499	$555,772
- Operating lease revenues from automobile rentals	937,234	443,860
- Revenues from sales of automobiles	157,007	—
- Service fees from NEVs leasing	102,176	35,567
- Financing revenues	11,295	26,611
- Service fees from automobile management and guarantee services	9,638	18,250
- Service fees from automobile purchase services	6,794	—
- Other service fees	44,355	31,484

Revenue from online ride-hailing platform services	972,703	557,947

Total Revenue	$2,241,202	$1,113,719

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, sales revenue of automobiles, service fees from NEVs leasing, financing revenues (representing interest income from financial leasing), service fees from automobile management and guarantee services, service fees from automobile purchase services, and other services fees, which accounted for approximately 73.9%, 12.4%, 8.1%, 0.9%, 0.8%, 0.5% and 3.4%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2022. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile management and guarantee services and other services fees, which accounted for approximately 79.9%, 6.4%, 4.8%, 3.3%, and 5.6%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2021.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $493,374 during three months ended September 30, 2022 was due to the increased number of leased automobiles. We leased over 1,000 automobiles with an average monthly rental income of $380 per automobile, resulting in a rental income of $937,234, including rental income of $77,113 from one of our related parties, for the three months ended September 30, 2022. While we leased over 440 automobiles with an average monthly rental income of $463 per automobile, resulting in a rental income of $443,860, for the three months ended September 30, 2021. Meanwhile, the rental income of approximately $0.3 million generated from the rental of approximately 370 automobiles from our former VIE, Jinkailong, was eliminated in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021.

Sales of automobiles and Service fees from automobile purchase services

As we have shifted our business focus to automobile leasing, we sold 28 used- automobiles with income of $157,007 during the three months ended September 30, 2022. Meanwhile, we had no automobile sold during the three months ended September 30, 2021.

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from three automobiles purchase transactions during the three months ended September 30, 2022 while we had no revenue from automobile purchase services during the three months ended September 30, 2021.

Service fees from NEVs leasing

We generated revenues of $102,176 and $35,567 from leasing NEVs by charging leases service fees during the three months ended September 30, 2022 and 2021, respectively, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu, Changsha and Guangzhou. The amount of services fees for NEVs leasing is based on its product solutions. The increase of $66,609 was mainly due to the increase in the number of NEVs we own and lease to drivers.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $11,295 from an average monthly number of 49 automobiles and $26,611 from an average monthly number of 74 automobiles during the three months ended September 30, 2022 and 2021, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $12,015 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 134 and 214 automobiles during the three months ended September 30, 2022 and 2021, respectively.

Other service fees

We generate other revenues such as monthly services commissions from insurance companies and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 63.7%, and 36.3% of revenues from other service fees during the three months ended September 30, 2022, respectively. The commissions from insurance companies and other companies, and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 32%, and 68% of revenues from other service fees during the three months ended September 30, 2021, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended September 30, 2022, approximately 1.7 million rides with gross fare of approximately $5.6 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $972,703, netting off approximately $0.2 million incentives paid to Active Drivers.

During the three months ended September 30, 2021, approximately 4 million rides with gross fare of approximately $12.9 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $557,947, netting off approximately $0.4 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,074,007, technical service charges, insurance and other expenses of online ride-hailing platform services of $629,946 and costs of automobiles sold of $228,431. Cost of revenues increased by $383,527, or approximately 25%, during the three months ended September 30, 2022 as compared with the same period in 2021, mainly due to the increase of $286,591 in costs of automobiles under operating leases as a result of business expansion and $228,431 in costs of automobile sold as the number of automobiles sold increased from 0 to 28, partially offset by the decrease of $131,495 in direct expense and technical service fees of Online Ride-hailing Platform Services due to the decrease in the number of completed orders. During three months ended September 30, 2022, the costs of automobiles under operating leases of $102,160 was from one of our related parties.

Gross Profit (loss)

We had gross profit of $308,818 during the three months ended September 30, 2022 as compared with the gross loss of $435,138 in the same period in 2021. The change of $743,956 was mainly due to the increase in profit in our online ride-hailing platform services and decrease in loss in our operating lease, and partially offset by the gross loss $71,424 from sales of automobiles. The gross profit in our online ride-hailing platform services increased by $546,251 from a gross loss of $203,494 in the three months ended September 30, 2021 to a gross profit of $342,757 during the same period in 2022. We paid excess driver incentives to attractive drivers to our platform during the three months ended September 30, 2021 based on the historical market strategy and reduced the expenditure in the three months ended September 30, 2022 in accordance with the market change. The gross profit generated from automobile rentals from operating lease and other revenues with no cost of revenues increased by $269,129 during the three months ended September 30, 2022 as compared with the same period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $1,828,438 for the three months ended September 30, 2021 to $1,527,731 for the three months ended September 30, 2022, representing a decrease of $300,707, or approximately 16.4%. The decrease was attributable to that our control on costs and streamline expenses during the three months ended September 30, 2022. The decrease mainly consists of (1) a decrease of $169,750 in salary and employee benefits as the number of our employee decreased from 202 to 190; (2) a decrease of $131,623 in offices expenditure; (3) a decrease of $63,645 in professional service fees such as financial, legal and market consulting, partially offset by (4) an increase of $48,839 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles; and (5) a slight increase of $15,472 in other miscellaneous expenses during the three months ended September 30, 2022, as compared with the same period in 2021.

Provision for doubtful accounts

We re-evaluated the possibility of collection of unsettled balances from Jinkailong and certain online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale, and provided bad debt expense for the receivables of $350,867 and $15,426, respectively, during the three months ended September 30, 2022, while we provided additional bad debt expense of $45,305 for those receivables from the online ride-hailing drivers we serviced during the three months ended September 30, 2021.

Impairments of Long-lived Assets

For the three months ended September 30, 2022, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and did not recognize any impairment loss, while for the three months ended September 30, 2021, we recognized an additional impairment loss of $3,151 for certain right-of-use assets that could not generate sufficient cash.

Other income, net

For the three months ended September 30, 2022, we had other income, net of $423,972, which primarily consist of the income of approximately $357,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and miscellaneous income of approximately $74,000. For the three months ended September 30, 2021, we had other income, net of $21,140, which primarily consist of penalty and other miscellaneous income of $71,000, partially offset by fines expenses of approximately $50,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses.

Interest Expense and Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended September 30, 2022 was $1,153, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $13,751, or approximately 92%, as compared with the three months ended September 30, 2021, mainly due to the decreased weighted average number of rendered automobiles during the three months ended September 30, 2022.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2022 was a loss of $17,417 in total due to a loss of $77,664 for the warrants issued in our November 2021 private placement, partially offset by a gain of $922 for the warrants issued in our June 2019 registered direct offering, a gain of $2,218 for the warrants issued in our August 2020 underwritten public offering, a gain of $3,137 for the warrants issued in our February 2021 registered direct offering, a gain of $53,970 for the warrants issued in our May 2021 registered direct offering.

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

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the three months ended September 30, 2022, while for the three months ended September 30, 2021, income tax expense of $11 mainly represented the provision of enterprise income tax resulting from the taxable income of $44 from one of our former consolidated companies.

Net income (loss) from continuing operations

As a result of the foregoing, net loss from our continuing operations for the three months ended September30, 2022 was $1,179,804, representing a decrease of $1,891,064 from net income of $711,260 for three months ended September 30, 2021.

Results of Operations for the Six Months Ended September 30, 2022 Compared to the Six Months Ended September 30, 2021

	For the Six Months Ended
	September 30,
	2022	2021	Change
	(unaudited)	(unaudited)
Revenues	$4,582,998	$1,492,473	$3,090,525
Cost of revenues	(3,814,200)	(3,920,822)	106,622
Gross profit (loss)	768,798	(2,428,349)	3,197,147
Operating expenses
Selling, general and administrative expenses	(3,447,078)	(4,400,186)	953,108
Provision for doubtful accounts	(344,436)	(118,783)	(225,653)
Impairments of inventories	(3,085)	—	(3,085)
Impairments of long-lived assets and goodwill	—	(140,541)	140,541
Total operating expenses	(3,794,599)	(4,659,510)	864,911
Loss from operations	(3,025,801)	(7,087,859)	4,062,058
Other income (expense), net	487,125	(15,470)	502,595
Interest expense	—	(6,512)	6,512
Interest expense on finance leases	(8,301)	(30,757)	22,456
Change in fair value of derivative liabilities	1,611,093	1,648,450	(37,357)
Loss before income taxes	(935,884)	(5,492,148)	4,556,264
Income tax expenses	—	(11)	11
Net loss from continuing operations	$(935,884)	$(5,492,159)	$4,556,275

Revenues

Revenue for the six months ended September 30, 2022 increased by $3,090,525, or approximately 207%, as compared with the six months ended September 30, 2021. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services, as a result of the expansion and our continuous “efficiency - improving” strategy of those two businesses.

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2022 and 2021:

	For the
	Six Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$2,422,775	$892,175
- Operating lease revenues from automobile rentals	1,789,749	654,989
- Service fees from NEVs leasing	242,673	44,097
- Revenues from sales of automobiles	226,705	—
- Service fees from automobile purchase services	21,582	—
- Service fees from automobile management and guarantee services	22,744	43,371
- Financing revenues	22,359	64,382
- Other service fees	96,963	85,336

Revenue from online ride-hailing platform services	2,160,223	600,298

Total Revenue	$4,582,998	$1,492,473

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, sales revenue of automobiles, service fees from automobile purchase services, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing) and other services fees, which accounted for approximately 73.9%, 10.0%, 9.4%, 0.9%, 0.9%, 0.9% and 4.0%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2022. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, service fees from automobile management and guarantee services and other services fees, which accounted for approximately 73.4%, 7.2%, 4.9%, 4.9%, and 9.6%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2021.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $1,134,760 during six months ended September 30, 2022 was due to the increased number of leased automobiles. We leased over 1,400 automobiles with an average monthly rental income of $382 per automobile, resulting in a rental income of $1,789,749, including rental income of $292,573 from one of our related parties, for the six months ended September 30, 2022. While we leased over 440 automobiles with an average monthly rental income of $459 per automobile, resulting in a rental income of $654,989, for the six months ended September 30, 2021. Meanwhile, the rental income of approximately $0.5 million generated from the rental of approximately 370 automobiles from our former VIE, Jinkailong, was eliminated in the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended September 30, 2021.

Service fees from NEVs leasing

We generated revenues of $242,673 and $44,097 from leasing NEVs by charging leases service fees during the six months ended September 30, 2022 and 2021, respectively, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu, Changsha and Guangzhou. The amount of services fees for NEVs leasing is based on its product solutions. The increase of $198,576 was mainly due to the increase in the number of NEVs we own and lease to drivers.

Sales of automobiles and Service fees from automobile purchase services

As we have shifted our business focus to automobile leasing, we sold 41 used- automobiles with income of $226,705 during the six months ended September 30, 2022. Meanwhile, we had no automobile sold during the six months ended September 30, 2021.

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 10 automobiles purchase transactions during the six months ended September 30, 2022 while we had no revenue from automobile purchase services during the six months ended September 30, 2021.

Service fees from automobile management and guarantee services

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $20,627 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 150 and 220 automobiles during the six months ended September 30, 2022 and 2021, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $22,359 from an average monthly number of 51 automobiles and $64,382 from an average monthly number of 84 automobiles during the six months ended September 30, 2022 and 2021, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Other service fees

We generate other revenues such as monthly services commissions from insurance companies and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 56.2%, and 43.8% of revenues from other service fees during the six months ended September 30, 2022, respectively. The commissions from insurance companies and other companies, and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 47.9%, and 52.1% of revenues from other service fees during the six months ended September 30, 2021, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the six months ended September 30, 2022, approximately 3.4 million rides with gross fare of approximately $11.4 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,160,223, netting off approximately $0.3 million incentives paid to Active Drivers.

During the six months ended September 30, 2021, approximately 12.4 million rides with gross fare of approximately $38.0 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $600,298, netting off approximately $3.1 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $2,187,936, technical service charges, insurance and other expenses of online ride-hailing platform services of $1,317,521 and costs of automobiles sold of $308,743. Cost of revenues decreased by $106,622, or approximately 3%, during the six months ended September 30, 2022 as compared with the same period in 2021, mainly due to the decrease of $1,349,547 in direct expense and technical service fees of Online Ride-hailing Platform Services due to the decrease in the number of completed orders, partially offset by the increase of $934,182 in costs of automobiles under operating leases as a result of business expansion and $308,743 in costs of automobile sold as the number of automobiles sold increased from 0 to 41. During six months ended September 30, 2022, the costs of automobiles under operating leases of $148,502 was from one of our related parties.

Gross Profit (loss)

We had gross profit of $768,798 during the six months ended September 30, 2022 as compared with the gross loss of $2,428,349 in the same period in 2021. The change of $3,197,147 was mainly due to the increase in profit in our online ride-hailing platform services, partially offset by the gross loss $82,038 from sales of automobiles. The gross profit in our online ride-hailing platform services increased by $2,909,472 from a gross loss of $2,066,770 in the same period in 2021 to a gross profit of $842,702 during the six months ended September 30, 2022. We paid excess driver incentives to attractive drivers to our platform during the six months ended September 30, 2021 based on the historical market strategy and reduced the expenditure in the six months ended September 30, 2022 in accordance with the market change. The gross profit generated from automobile rentals from operating lease and other revenues with no cost of revenues increased by $369,713 during the six months ended September 30, 2022 as compared with the same period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $4,400,186 for the six months ended September 30, 2021 to $3,447,078 for the six months ended September 30, 2022, representing a decrease of $953,108, or approximately 21.7%. The decrease was attributable to that our continuous control on costs and streamline expenses during the six months ended September 30, 2022. The decrease mainly consists of (1) a decrease of $655,046 in advertising and promotion for the new online ride-hailing platform services; (2) a decrease of $226,763 in salary and employee benefits as the number of our employee decreased from 200 to 190; (3) a decrease of  $198,324 in offices expenditure; (4) a decrease of $58,129 in professional service fees such as financial, legal and market consulting, partially offset by (5) a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement; (6) an increase of $82,000 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles, and (7) a slight increase of $16,904 in other miscellaneous expenses during the six months ended September 30, 2022, as compared with the same period in 2021.

Provision for doubtful accounts

We re-evaluated the possibility of collection of unsettled balances from Jinkailong and provided bad debt expense of $350,867 for the receivables during the six months ended September 30, 2021. With the collection of monthly installment payments from certain ride-hailing drivers has been improved, we recovered allowance for doubtful accounts of $6,431 based on re-evaluation collection from those drivers served by Hunan Ruixi for the six months ended September 30, 2022, while we provided additional bad debt expense of $118,783 for those receivables during the six months ended September 30, 2021.

Impairments of inventories

For the six months ended September 30, 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $3,085 for certain automobiles for sale based on their selling price in the market. For the six months ended September 30, 2021, we did not recognized impairment for inventories.

Impairments of Long-lived Assets and Goodwill

For the six months ended September 30, 2022 and 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life. We did not recognize any impairment loss for the six months ended September 30, 2022 while we recognized an impairment loss of $2,925 for certain right-of-use assets that could not generate sufficient cash and fully recognized impairment of $137,616 against goodwill during the six months ended September 30, 2021.

Other income (expenses), net

For the six months ended September 30, 2022, we had other income, net of $487,125, which primarily consist of the income of approximately $351,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $94,000. For the six months ended September 30, 2021, we had other expenses, net of $15,470, which primarily consist of fines expense of approximately $90,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses, partially offset by penalty income of $66,000 from some leases and other miscellaneous non-recurring income.

Interest Expense and Interest Expense on Finance Leases

Interest expense on finance leases for the six months ended September 30, 2022 was $8,301, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $22,456, or approximately 73%, as compared with the six months ended September 30, 2021, mainly due to the decreased weighted average number of rendered automobiles during the six months ended September 30, 2022.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the six months ended September 30, 2022 was a gain of $1,611,093 in total as our stock price as of September 30, 2022 was lower than the price on March 31, 2022. The gain consists of a gain of $11,696 for the warrants issued in our June 2019 registered direct offering, a gain of $33,346 for the warrants issued in our August 2020 underwritten public offering, a gain of $49,629 for the warrants issued in our February 2021 registered direct offering, a gain of $629,066 for the warrants issued in our May 2021 registered direct offering, and a gain of $887,356 for the warrants issued in our November 2021 private placement.

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

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the six months ended September 30, 2022, while for the six months ended September 30, 2021, income tax expense of $11 mainly represented the provision of enterprise income tax resulting from the taxable income of $44 from one of our former consolidated companies.

Net loss from continuing operations

As a result of the foregoing, net loss from our continuing operations for the six months ended September 30, 2022 was $935,884, representing an increase of $4,556,275 from net loss of $5,492,159 for six months ended September 30, 2021.

Results of Discontinued Operations for the Three Months Ended September 30, 2021

For the Three months Ended
September 30, 2021
(unaudited)
Revenues	$1,742,190
Cost of revenues	(1,436,941)
Gross profit	305,249
Operating expenses
Selling, general and administrative expenses	(1,035,793)
Provision for doubtful accounts	(11,882)
Impairments of long-lived assets	(2,735)
Total operating expenses	(1,050,410)
Loss from operations	(745,161)
Other income, net	17,565
Interest expense	(12,285)
Interest expense on finance leases	(93,304)
Loss before income taxes	(833,185)
Income tax expenses	—
Loss from discontinued operations	$(833,185)

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended September 30, 2022.

Revenues

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2021:

For the Three Months Ended
September 30, 2021
(unaudited)
Revenue from automobile transactions and related services (discontinued operations)	$1,742,190
- Operating lease revenues from automobile rentals	1,564,531
- Service fees from automobile management and guarantee services	39,388
- Financing revenues	3,720
- Service fees from NEVs leasing	3,030
- Other service fees	131,521
Total revenues from discontinued operations	$1,742,190

Revenue from Automobile Transactions and Related Services (discontinued operations)

Revenue from the automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, service fees from automobile management and guarantee services, and other services fees, which accounted for approximately 89.8%, 2.3% and 7.5%, respectively, of the total revenue from discontinued operations during the three months ended September 30, 2021.

Operating lease revenues from automobile rentals

Jinkailong generated revenues from leasing its own automobiles, sub-leasing automobiles leased from other companies or from rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Jinkailong leased over 1,590 automobiles with an average monthly rental income of $479 per automobile, resulting in a rental income of $1,564,531, for the three months ended September 30, 2021.

Service fees from automobile management and guarantee services

Jinkailong had management and guarantee services for over 1,100 automobiles and generated revenues of $39,388 from automobile management and guarantee services during the three months ended September 30, 2021.

Other service fees

Jinkailong generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 60.8% and 39.2% of revenues from services commissions from insurance companies, and other miscellaneous service fees during the three months ended September 30, 2021, respectively. Meanwhile, Jinkailong earned commissions of approximately $0.17 million from XXTX, which was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during three months ended September 30, 2021.

Cost of Revenues

Cost of revenues represents the amortization and depreciation of $709,029, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers of $727,912 during the three months ended September 30, 2021. Jinkailong leased approximately another 459 automobiles, including approximately 370 from Corenel and Yicheng, to expand leasing scale during the three months ended September 30, 2021. Meanwhile, the rental costs of approximately $0.3 million for automobiles leased from Corenel and Yicheng was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during three months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of $559,894 in salary and employee benefits, $200,459 in office rental and charges, and $155,152 in amortization of rendered automobiles, which were rendered to Jinkailong but have not been sub-leased during the three months ended September 30, 2021.

Provision for doubtful accounts

Jinkailong re-evaluated the possibility of collection of unsettled balances from online ride-hailing drivers serviced by Jinkailong who rendered their automobiles to us for sublease or sale, and provided bad debt expense of $11,882 for the receivables during the three months ended September 30, 2021.

Impairments of Long-lived Assets

For the three months ended September 30, 2021, Jinkailong evaluated the future cash flow of our right-of-use assets and its own vehicles used for operating leases during their remaining useful life and recognized an impairment loss of $2,735 for those assets that could not generate sufficient cash.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended September 30, 2021 was $12,285, resulting from the borrowings from financial institutions. Interest expense on finance leases for the three months ended September 30, 2021 was $93,304, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Net loss from discontinuing operations

As a result of the foregoing, net loss from our discontinued operations for the three months ended September 30, 2021 was $833,185.

Results of Discontinued Operations for the Six Months Ended September 30, 2021

For the Six months Ended
September 30, 2021
(unaudited)
Revenues	$3,213,511
Cost of revenues	(2,919,843)
Gross profit	293,668
Operating expenses
Selling, general and administrative expenses	(2,071,801)
Recovery of doubtful accounts	16,043
Impairments of long-lived assets	(29,602)
Total operating expenses	(2,085,360)
Loss from operations	(1,791,692)
Other expenses, net	(2,484)
Interest expense	(21,136)
Interest expense on finance leases	(185,090)
Loss before income taxes	(2,000,402)
Income tax expenses	—
Loss from discontinued operations	$(2,000,402)

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the six months ended September 30, 2022.

Revenues

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2021:

For the Six Months Ended
September 30, 2021
(unaudited)
Revenue from automobile transactions and related services (discontinued operations)	$3,213,511
- Operating lease revenues from automobile rentals	2,838,014
- Service fees from NEVs leasing	57,943
- Service fees from automobile management and guarantee services	57,798
- Financing revenues	11,607
- Other service fees	248,149
Total revenues from discontinued operations	$3,213,511

Revenue from Automobile Transactions and Related Services (discontinued operations)

Revenue from the automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, Service fees from NEVs leasing, service fees from automobile management and guarantee services, and other services fees, which accounted for approximately 88.3%, 1.8%, 1.8% and 7.7%, respectively, of the total revenue from discontinued operations during the six months ended September 30, 2021.

Jinkailong leased over 1,600 automobiles with an average monthly rental income of $446 per automobile, resulting in a rental income of $2,838,014, for the six months ended September 30, 2021. Jinkailong generated revenues of $57,943 and $57,798 from leasing NEVs by charging leases service fees, and from providing management and guarantee services for over 1,100 automobiles during the six months ended September 30, 2021, respectively.

Jinkailong also generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 64.1% and 35.9% of revenues from services commissions from insurance companies, and other miscellaneous service fees during the six months ended September 30, 2021, respectively. Meanwhile, Jinkailong earned commissions of approximately $0.54 million from XXTX, which was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during six months ended September 30, 2021.

Cost of Revenues

Cost of revenues represents the amortization and depreciation of $1,469,167, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers of $1,450,676 during the six months ended September 30, 2021. Jinkailong leased approximately another 459 automobiles, including 370 from Corenel and Yicheng, to expand leasing scale during the six months ended September 30, 2021. Meanwhile, the rental costs of approximately $0.5 million belong to Corenel and Yicheng was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during six months ended September 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of $1,032,116 in salary and employee benefits, $374,703 in amortization of rendered automobiles which were rendered to Jinkailong but have not been sub-leased, $364,920 in office rental and charges, and $150,215 in advertising and promotion, during the six months ended September 30, 2021.

Recovery of doubtful accounts

During the six months ended September 30, 2021, Jinkailong recovered allowance for doubtful accounts of $16,043 for those receivables as some drivers who postponed the monthly installment at the beginning of year 2021 and repaid them in the six months ended September 30, 2021 as the online ride-hailing market recovered. So Jinkailong re-evaluated and updated the provision amount.

Impairments of Long-lived Assets

For the six months ended September 30, 2021, Jinkailong evaluated the future cash flow of our right-of-use assets and its own vehicles used for operating leases during their remaining useful life and recognized an impairment loss of $29,602 for those assets that could not generate sufficient cash.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the six months ended September 30, 2021 was $21,136, resulting from the borrowings from financial institutions. Interest expense on finance leases for the three months ended September 30, 2021 was $185,090, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Net loss from our discontinuing operations

As a result of the foregoing, net loss from our discontinued operations for the six months ended September 30, 2021 was $2,000,402.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,965,532 as of September 30, 2022 as compared to $1,185,221 as of March 31, 2022 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) accumulated deficit of approximately $35.4 million as of September 30, 2022; and (2) the potential purchase commitment of approximately $2.8 million. As of the date of the Report, we have entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles in the amount of approximately $4.7 million, of which, 100 automobiles of approximately $1.6 million have been purchased in cash and delivered to the Company, and approximately $0.3 million has been remitted as purchase deposit. The remaining purchase commitment of approximately $2.8 million of which approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions, and approximately $1.2 million shall be remit in installment to be due by the end of March 31, 2023.

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

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the filing date of this Report, if we are unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers we would be exposed to was approximately $0.2 million as of September 30, 2022, assuming all the automobile purchasers were in default. However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in our relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Six Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Net Cash Provided by (Used in) Operating Activities	$512,205	$(6,004,863)
Net Cash Provided by (Used in) Investing Activities	414,261	(2,140,995)
Net Cash Provided by Financing Activities	32,075	5,439,491
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(178,230)	24,396
Cash and Cash Equivalents at Beginning of Period	1,185,221	4,448,075
Cash and Cash Equivalents at End of Period	1,965,532	1,766,104
Less: Cash and cash equivalents from discontinued operations	—	132,584
Cash and cash equivalents from continuing operations, end of period	$1,965,532	$1,633,520

Cash Flow in Operating Activities

For the six months ended September 30, 2022, net cash provided by operating activities was $512,205. While for the six months ended September 30, 2021, net cash used in operating activities was $6,004,863, which consists of $5,116,593 from continuing operations and $888,270 from discontinued operations.

The total net cash provided by operating activities from continuing operations primarily comprised of the revenue received of $4,214,494, the other operating receipts of $399,958, and the net collection of $134,091 on automobiles used for financial lease to be collected within the lease terms, partially offset by the payment of salary and employee benefits of $1,391,493, and maintenance fees, insurance and other costs for automobiles and related transactions of $2,844,845. The increase of $5,628,798 in net cash provided by operating activities from continuing operations for the six months ended September 30, 2022 was primarily attributable to (1) increase of $4,556,275 in net income; (2) increase of $465,148 in the change of accrued expenses and other liabilities; (3) increase of $458,408 in the change of inventories; (4) increase of $353,848 in the change of prepayments, other receivables and other assets; (5) increase of $225,653 in provision for doubtful accounts, and partially offset by (6) gain on disposal of long-lived assets of $350,967.

For the six months ended September 30, 2021, net cash used in operating activities from discontinued operation was primarily the payment to investors of the discontinued P2P platform of $1.7 million, offset by the net cash inflow of approximately $0.8 million for six months ended September 30, 2021.

Cash Flow in Investing Activities

For the six months ended September 30, 2022, we had net cash provided by investing activities of $414,261. The majority net cash provided by investing was for the proceeds from sales of the used-automobiles and rendered automobiles and offset by the expenditures on the licenses of online ride-hailing platforms in different cities in China.

For the six months ended September 30, 2021, we had net cash used in investing activities of $2,140,995, which consisted of $2,162,825 used in continuing operations and offset by $21,830 provided by discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

Cash Flow in Financing Activities

For the six months ended September 30, 2022, we had net cash provided by financing activities of $32,075, which primarily consisted of: (1) repayments from stockholders, related parties and affiliates of $387,152, partially offset by (2) principal payments made for finance lease liabilities of $263,688, and (3) repayments of current borrowings from a financial institution of $91,389.

For the six months ended September 30, 2021, we had net cash provided by financing activities of $5,439,491, which consisted of $1,932,906 from continuing operations and $3,506,585 from discontinued operations. It primarily consisted of: (1) total net proceeds of approximately $5.8 million from our registered public offering in May 2021, and $22,015 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $578,567; (3) borrowings from a related party of $800,000, partially offset by (4) principal payments made for finance lease liabilities of $1,241,041, (5) repayments to related parties of $172,528; and (6) repayments of current borrowings from financial institutions of $318,575.

Off-Balance Sheet Arrangements

As of the date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

On February 22, 2021, we entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. Pursuant to the contract, we are required to purchase 100 automobiles in cash with the amount of approximately $1.6 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this Report, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by June 30, 2023.

On September 23, 2022, we entered into another purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million, of which approximately $0.3 million has been remitted as purchase deposit, and we expect to fulfill the purchase commitment before March 31, 2023.

●	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of September 30, 2022, the maximum contingent liabilities we would be exposed to was approximately $168,000, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $5.6 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $492,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operation. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting estimates involve the most significant estimates and judgments used in the preparation of our financial statements.

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgement and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause us to revise our estimates. we base our estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to the critical accounting estimates as follows.

(a)	Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. We then determine which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability by using Black-Scholes model. The changes in the values of these instruments are shown in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as “change in fair value of derivative liabilities”.

(b)	Revenue recognition

Leases - Lessor

We recognized revenue as lessor in accordance with ASC 842. We recognized sales from sales-type leases equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the lease is recognized in financing revenues over the lease term. Operating leases and revenue is recognized over the term of the lease. The basis of the amount of revenue that is recognized since it isn’t straight-line basis

We consider the economic life of most of automobile to be three to four years, since this represents the most frequent contractual lease term for its automobile and the automobile will be used for Didi driving services. We believe three to four years is representative of the period during which the automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2022, our pricing interest rate is 6.0% per annum.

(c)	Share-based awards

Share-based awards are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the accelerated attribution method, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

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

(d)	Leases - Lessee

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

(e)Business acquisitions

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

(f)Impairment of long-lived assets and goodwill

Long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.

Goodwill

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

For the three and six months ended September 30, 2022, we did not record impairment against goodwill. For the three and six months ended September 30, 2021, we recorded an impairment of $0 and $137,616 against goodwill, respectively.

(g)Allowances for doubtful accounts

Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of account receivable, finance receivable, prepayment, other receivables and other assets, and due from related parties. Management also periodically evaluates above mentioned account’s corresponding parties’ financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Above mentioned account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(h)Inventory obsolescence

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

(i)Valuation of deferred tax assets

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;
●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned;
●	We did not establish and perform periodic review and in-time recertification of unauthorized access to the financial system;
●	We are lacking adequate policies and procedures in our data management, storage, backup and recovery, including IT or Cybersecurity risk and vulnerability;

●	We did not establish and perform appropriate regular monitoring and testing on the security of our financial system, including lack of formal management of system change, user access and periodic review; and
●	We had deficiencies in our IT general controls, including lack of IT policies and procedures, system monitoring, access and other managements, among others.

We are improving our IT environment and daily management to ensure network and information security. In addition, we plan to address the weaknesses identified above by implementing the following measures:

(i)	Ameliorating our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and
(ii)	improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)