Form 10-Q
period 2022-12-31
Senmiao Technology Ltd
filed 2023-02-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 10, 2023, there were 7,693,040 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to expand our automobile transaction and related services business and our online ride-hailing platform services business in China;
●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
●	the impact by public health epidemics, including epidemic prevention policies against Covid-19 in China on the industries we operate in and our business, results of operations and financial condition;
●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
●	the growth or lack of growth of China’s online ride-hailing, automobile financing and leasing industries;
●	taxes and other incentives or disincentives related to car purchases and ownership;
●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
●	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;
●	our expectations regarding demand for and market acceptance of our products and services;
●	our expectations regarding our customer base;
●	our plans to invest in our automobile transaction and related services business and our online ride-hailing platform services business;
●	our ability to maintain positive relationships with our business partners;
●	competition in the online ride-hailing, automobile financing and leasing industries in China;
●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I – FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,537,609	$1,185,221
Accounts receivable, net, current portion	204,763	418,022
Accounts receivable, a related party	9,816	—
Inventories	—	286,488
Finance lease receivables, net, current portion	170,337	314,264
Prepayments, other receivables and other assets, net	1,362,817	2,713,208
Due from related parties, current portion, net	659,299	682,335
Total current assets	3,944,641	5,599,538

Property and equipment, net	3,530,196	5,658,773

Other assets
Operating lease right-of-use assets, net	174,262	109,621
Operating lease right-of-use assets, net, related parties	139,787	515,906
Financing lease right-of-use assets, net	690,365	305,933
Intangible assets, net	819,671	959,551
Accounts receivable, net, noncurrent	—	69
Finance lease receivables, net, noncurrent	50,205	92,980
Due from a related party, noncurrent	5,351,735	6,635,746
Other non-current assets	837,731	—
Total other assets	8,063,756	8,619,806

Total assets	$15,538,593	$19,878,117

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution	$22,857	$145,542
Accounts payable	61,090	14,446
Advances from customers	120,871	120,629
Accrued expenses and other liabilities	2,715,209	2,444,367
Due to related parties and affiliates	117,237	11,682
Operating lease liabilities	104,075	50,177
Operating lease liabilities - related parties	163,558	330,781
Financing lease liabilities	402,526	304,557
Derivative liabilities	572,021	2,215,204
Current liabilities - discontinued operations	485,736	528,426
Total current liabilities	4,765,180	6,165,811

Other liabilities
Operating lease liabilities, non-current	97,350	47,910
Operating lease liabilities, non-current - related parties	52,205	226,896
Financing lease liabilities, non-current	289,358	1,376
Deferred tax liability	42,746	46,386
Total other liabilities	481,659	322,568

Total liabilities	5,246,839	6,488,379

Commitments and contingencies

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 1,741 and 5,000 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively)	285,802	820,799

Stockholders’ equity
Common stock (par value $0.0001 per share, 10,000,000 shares authorized; 7,693,040 and 6,186,783 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively) *	782	630
Additional paid-in capital	43,339,412	42,803,033
Accumulated deficit	(36,323,523)	(34,601,545)
Accumulated other comprehensive loss	(1,327,692)	(109,454)
Total Senmiao Technology Limited stockholders’ equity	5,688,979	8,092,664

Non-controlling interests	4,316,973	4,476,275

Total equity	10,005,952	12,568,939

Total liabilities, mezzanine equity and equity	$15,538,593	$19,878,117

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$1,710,172	$1,660,119	$6,000,597	$3,152,592
Revenues, a related party	30,748	—	323,321	—
Total revenues	1,740,920	1,660,119	6,323,918	3,152,592

Cost of revenues
Cost of revenues	(1,372,916)	(1,457,589)	(5,038,614)	(5,378,411)
Cost of revenues, a related party	(185,254)	—	(333,756)	—
Total cost of revenues	(1,558,170)	(1,457,589)	(5,372,370)	(5,378,411)

Gross profit (loss)	182,750	202,530	951,548	(2,225,819)

Operating expenses
Selling, general and administrative expenses	(1,385,580)	(2,701,921)	(4,832,658)	(7,102,107)
Provision for doubtful accounts, net of recovery	(126,546)	(6,926)	(470,982)	(125,709)
Impairments of inventories	—	—	(3,085)	—
Impairments of long-lived assets and goodwill	—	(1,975)	-	(142,516)
Total operating expenses	(1,512,126)	(2,710,822)	(5,306,725)	(7,370,332)

Loss from operations	(1,329,376)	(2,508,292)	(4,355,177)	(9,596,151)

Other income (expense)
Other income, net	320,151	97,710	807,276	81,600
Interest expense	(6,975)	—	(6,975)	(5,872)
Interest expense on finance leases	(626)	(13,612)	(8,927)	(44,369)
Change in fair value of derivative liabilities	30,557	3,536,859	1,641,650	5,185,309
Issuance cost incurred for issuing series A convertible preferred stock	—	(821,892)	—	(821,892)

Total other income, net	343,107	2,799,065	2,433,024	4,394,776

Income (loss) before income taxes	(986,269)	290,773	(1,922,153)	(5,201,375)

Income tax expense	—	(4,539)	—	(4,550)

Net income (loss) from continuing operations	(986,269)	286,234	(1,922,153)	(5,205,925)

Loss from discontinued operations, net of applicable income taxes	—	(418,355)	—	(2,418,757)

Net loss	(986,269)	(132,121)	(1,922,153)	(7,624,682)

Net loss attributable to non-controlling interests from continuing operations	14,928	178,808	200,175	1,322,575
Net loss attributable to non-controlling interests from discontinued operations	—	108,772	—	628,877

Net income (loss) attributable to the Company’s stockholders	$(971,341)	$155,459	$(1,721,978)	$(5,673,230)

Net loss	$(986,269)	$(132,121)	$(1,922,153)	$(7,624,682)

Other comprehensive income (loss)
Foreign currency translation adjustment	328,208	70,638	(1,177,365)	48,458

Comprehensive loss	(658,061)	(61,483)	(3,099,518)	(7,576,224)

less: Total comprehensive loss attributable to noncontrolling interests	(75,611)	(303,768)	(159,302)	(1,984,990)

Total comprehensive income (loss) attributable to stockholders	$(582,450)	$242,285	$(2,940,216)	$(5,591,234)

Weighted average number of common stock
Basic and diluted*	7,689,406	5,922,655	7,016,860	5,579,271

Earning (loss) per share - basic and diluted*
Continuing operations	$(0.13)	$0.08	$(0.25)	$(0.70)
Discontinued operations	—	(0.05)	—	(0.32)
Total earnings (loss) per share - basic and diluted*	$(0.13)	$0.03	$(0.25)	$(1.02)

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Nine Months Ended December 31, 2022 and 2021

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2021
					Accumulated
			Additional		other		Total
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	equity
	Shares*	Par value	capital	deficit	loss	interest	(deficiency)
BALANCE, March 31, 2021	4,978,073	$498	$40,759,807	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net loss	—	—	—	(6,248,615)	—	(1,122,021)	(7,370,636)
Exercise of Series A warrants into common stock	4,403	1	22,014	—	—	—	22,015
Fair value of derivative liabilities upon exercise of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	553,192	55	2,208,594	—	—	—	2,208,649
Foreign currency translation adjustment	—	—	—	—	(7,237)	(11,335)	(18,572)
BALANCE, June 30, 2021 (Unaudited)	5,535,668	554	43,036,089	(40,313,536)	(845,908)	(4,417,499)	(2,540,300)
Net income (loss)	—	—	—	419,926	—	(541,851)	(121,925)
Issuance of restricted stock units	9,546	1	104,999	—	—	—	105,000
Foreign currency translation adjustment	—	—	—	—	2,407	(6,015)	(3,608)
BALANCE, September 30, 2021 (Unaudited)	5,545,214	$555	$43,141,088	$(39,893,610)	$(843,501)	$(4,965,365)	$(2,560,833)
Net income (loss)	—	—	—	155,459	—	(287,580)	(132,121)
Issuance of common stock in purchase of XXTX's remaining NCI	533,167	53	(1,357,637)	—	(21,762)	1,379,346	—
Issuance of common stock for consulting service	100,000	10	652,990	—	—	—	653,000
Foreign currency translation adjustment	—	—	—	—	86,826	(16,188)	70,638
BALANCE, December 31, 2021 (Unaudited)	6,178,381	$618	$42,436,441	$(39,738,151)	$(778,437)	$(3,889,787)	$(1,969,316)

	For the Nine Months Ended December 31, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$630	$42,803,033	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net income (loss)	—	—	—	332,853	—	(88,933)	243,920
Conversion of preferred stock into common stock	126,831	14	85,349	—	—	—	85,363
Foreign currency translation adjustment	—	—	—	—	(783,838)	(1,815)	(785,653)
BALANCE, June 30, 2022 (Unaudited)	6,313,614	644	42,888,382	(34,268,692)	(893,292)	4,385,527	12,112,569
Net loss	—	—	—	(1,083,490)	—	(96,314)	(1,179,804)
Conversion of preferred stock into common stock	1,369,294	138	449,497	—	—	—	449,635
Foreign currency translation adjustment	—	—	—	—	(823,291)	103,371	(719,920)
BALANCE, September 30, 2022 (Unaudited)	7,682,908	$782	$43,337,879	$(35,352,182)	$(1,716,583)	$4,392,584	$10,662,480
Net loss	—	—	—	(971,341)	—	(14,928)	(986,269)
Cashless exercise of November 2021 Investor warrants into common stock	10,132	—	—	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	1,533	—	—	—	1,533
Foreign currency translation adjustment	—	—	—	—	388,891	(60,683)	328,208
BALANCE, December 31, 2022 (Unaudited)	7,693,040	$782	$43,339,412	$(36,323,523)	$(1,327,692)	$4,316,973	$10,005,952

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,922,153)	$(7,624,682)
Net loss from discontinued operations	—	(2,418,757)
Net loss from continuing operations	(1,922,153)	(5,205,925)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	873,480	704,741
Stock compensation expense	—	653,000
Issuance costs for series A convertible preferred stock	—	821,892
Amortization of right-of-use assets	579,209	635,036
Amortization of intangible assets	128,538	104,829
Provision for doubtful accounts, net of recovery	470,982	125,709
Impairments of inventories	3,085	—
Impairments of long-lived assets	—	142,516
Gain on disposal of long-lived assets	(596,564)	—
Change in fair value of derivative liabilities	(1,641,650)	(5,185,309)
Change in operating assets and liabilities
Accounts receivable	177,273	8,693
Accounts receivable, a related party	(9,876)	—
Inventories	322,689	(93,172)
Prepayments, other receivables and other assets	1,115,661	683,439
Finance lease receivables	187,695	556,021
Accounts payable	48,108	76,877
Advances from customers	10,048	(1,812)
Accrued expenses and other liabilities	639,657	(664,848)
Operating lease liabilities	(37,872)	(113,238)
Operating lease liabilities - related parties	(99,023)	(124,143)
Net cash provided by (used in) operating activities from continuing operations	249,287	(6,875,694)
Net cash provided by operating activities from discontinued operations	—	416,522
Net Cash Provided by (Used in) Operating Activities	249,287	(6,459,172)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,213,996)	(3,484,051)
Cash procced from disposal of long-lived assets	1,527,550	—
Purchases of intangible assets	(26,408)	(76,637)
Net cash provided by (used in) investing activities from continuing operations	287,146	(3,560,688)
Net cash provided by investing activities from discontinued operations	—	22,586
Net Cash Provided by (Used in) Investing Activities	287,146	(3,538,102)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in a registered direct offering	—	5,771,053
Net proceeds from issuance of common stock upon warrants exercised	—	22,015
Net proceeds from issuance of series A convertible preferred stock and warrants in a private placement offering	—	4,369,937
Borrowings from a financial institution	—	534,112
Loan to related parties	—	(232,751)
Repayment from related parties and affiliates	359,383	15,546
Repayments of current borrowings from financial institutions	(111,615)	(529,226)
Principal payments of finance lease liabilities	(349,140)	(333,480)
Net cash provided by (used in) financing activities from continuing operations	(101,372)	9,617,206
Net cash used in financing activities from discontinued operations	—	(1,439,919)
Net Cash Provided by (Used in) Financing Activities	(101,372)	8,177,287

Effect of exchange rate changes on cash and cash equivalents	(82,673)	173,623

Net increase (decrease) in cash and cash equivalents	352,388	(1,646,364)
Cash and cash equivalents, beginning of the period	1,185,221	4,448,075
Cash and cash equivalents, end of the period	1,537,609	2,801,711

Less: Cash and cash equivalents from discontinued operations	—	833,060

Cash and cash equivalents from continuing operations, end of period	$1,537,609	$1,968,651

Supplemental Cash Flow Information
Cash paid for interest expense	$6,975	$44,123
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$917,786	$196,671
Recognition of right-of-use assets and lease liabilities, related parties	$118,030	$180,973
Termination of right-of use assets and lease liabilities	54,546	—
Termination of right-of use assets and lease liabilities, related parties	252,939	—
Cashless exercise of November 2021 Investor warrants into common stock	$1,533	$—
Allocation of fair value of derivative liabilities for issuance of common stock	$—	$7,933,434
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$—	$45,674
Acquisition of XXTX'S minority interest with issuance of common stock at fair value	$—	$1,972,717

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

(ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and other 23 cities in China as of the filing date of these unaudited condensed consolidated financial statements.

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

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.44 million) in XXTX in cash and obtain a 51% equity interest. As of the filing date of these unaudited condensed consolidated financial statements, the Company had remitted the full amount of investment to XXTX pertained to above mentioned XXXT Investment Agreement.

On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all the shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.14 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.18 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the filing date of these unaudited condensed consolidated financial statements, the Company had remit approximately RMB36.60 million ($5.30 million) to XXTX pertained to above mentioned XXTX Increase Investment Agreement.

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

As of the filing date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB39.76 million (approximately $5.76 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of December 31, 2022, XXTX had ten wholly owned subsidiaries and only one of them had operations.

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of December 31, 2022, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of December 31, 2022 and March 31, 2022, the paid-in capital of Jinkailong is zero.

In connection with the deconsolidation and in accordance with ASC 810-10-40-5, the Company recorded a gain on deconsolidation of Jinkailong on March 31, 2022 as follows:

March 31,
2022
Carrying amount of net deficit of Jinkailong as of March 31, 2022	$15,227,359
Carrying amount of non-controlling interest	(3,605,156)
Cumulative currency translation adjustment removal	(670,658)
Net gain on deconsolidation of Jinkailong	$10,951,545

In addition, the Company recognized $7,298,208 of related party receivable from Jinkailong as of March 31, 2022, of which, $6,635,746 is required to be repaid over a period from April 2023 to December 2026 based on the agreement between the Company and Jinkailong, classified as due from related parties, noncurrent. Besides, the deconsolidation also excluded $31,263 receivables due from related parties, which was recorded by Jinkailong. As of December 31, 2022, the Company has outstanding balance due from Jinkailong amounted to $5,992,152, net of allowance, of which, $5,351,735 is to be repaid over a period from January 2024 to December 2026, classified as due from related party, noncurrent (refer to Note 4).

The Company determined that the deconsolidation of Jinkailong represented a major shift that will have a major effect on the Company’s operations and financial results, which triggers discontinued operations accounting in accordance with ASC 205-20-45 as discussed in note 4.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The terms of Youlu VIE Agreements were similar to the Sichuan Senmiao VIE Agreements. According to the Youlu VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination had no significant impact on the consolidated financial statements. After Jinkailong and Youlu were deconsolidated from the Company’s consolidated financial statements at March 31, 2022, there were no assets and liabilities from the Company’s former VIEs included in the Company’s financial statements going forward.

Net revenue, loss from operations and net loss of the former VIEs that were included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2022 and 2021 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue from continuing operations	$—	$152	$—	$23,380
Net revenue from discontinued operations	$—	$1,882,930	$—	$5,096,441
Loss from operations from continuing operations	$—	$(57,616)	$—	$(107,802)
Loss from operations from discontinued operations	$—	$(390,710)	$—	$(2,182,402)
Net loss from continuing operations attributable to stockholders	$—	$(57,141)	$—	$(105,760)
Net loss from discontinued operations attributable to stockholders	—	(309,583)	—	(1,789,880)
Net loss attributable to stockholders	$—	$(366,724)	$—	$(1,895,640)

* Net revenue, loss from operations and net loss attributable to stockholders for the three and nine months ended December 31, 2021 were retroactively restated for comparative purpose.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $1.9 million for the nine months ended December 31, 2022; (2) accumulated deficit of approximately $36.3 million as of December 31, 2022; (3) the working capital deficit of approximately $0.8 million as of December 31, 2022; and (4) two purchase commitments of approximately $2.4 million for 200 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles in the amount of approximately $4.7 million, of which, 100 automobiles of approximately $1.6 million have been purchased in cash and delivered to the Company, and approximately $0.7 million has been remitted as purchase deposit. The remaining purchase commitment of approximately $2.4 million of which approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions, and approximately $0.8 million shall be remit in installment to be completed before March 31, 2023.

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

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements, if the Company is unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers the Company would be exposed to was approximately $46,641 as of December 31, 2022, assuming all the automobile purchasers were in default. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) the impact of the COVID-19 pandemic on the Company’s business and areas of operations in China, (ii) changes in the demand for the Company’s services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in the Company’s relationships with key business partners, (vii) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s viability and results of operations.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of December 31, 2022 and for the three and nine months ended December 31, 2022 and 2021 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on July 15, 2022.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2022, its unaudited results of operations for the three and nine months ended December 31, 2022 and 2021, and its unaudited cash flows for the nine months ended December 31, 2022 and 2021, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	March 31,
	2022	2022
Balance sheet items, except for equity accounts	6.8972	6.3400

	For the Three Months Ended
	December 31,
	2022	2021
Items in the statements of operations and comprehensive loss	7.1120	6.3937

	For the Nine Months Ended December 31,
	2022	2021
Items in the statements of operations and comprehensive loss, and statements of cash flows	6.8547	6.4408

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and March 31, 2022:

	Carrying Value as of	Fair Value Measurement as of
	December 31, 2022	December 31, 2022
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$572,021	$—	$—	$572,021

		Fair Value Measurement as of
	Carrying Value as of	March 31, 2022
	March 31, 2022	Level 1	Level 2	Level 3
Derivative liabilities	$2,215,204	$—	$—	$2,215,204

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for nine months ended December 31, 2022 and for the year ended March 31, 2022:

			August	February
			2020	2021
			Underwritten	Registered	May 2021		November 2021
	2019 Registered Direct Offering		Public	Direct	Registered Direct Offering		Private Placement
	Series A	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2021	$80,268	$163,572	$397,525	$637,561	$—	$—	$—	$—	$1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	3,313,864	248,541	4,060,857	310,173	7,933,435
Change in fair value of derivative liabilities	(32,680)	(153,047)	(352,944)	(572,018)	(2,535,376)	(190,154)	(2,895,392)	(219,871)	(6,951,482)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	—	(45,675)
BALANCE as of March 31, 2022	1,913	10,525	44,581	65,543	778,488	58,387	1,165,465	90,302	2,215,204
Change in fair value of derivative liabilities	(1,878)	(10,342)	(34,526)	(51,581)	(589,804)	(44,236)	(843,900)	(65,383)	(1,641,650)
Cashless exercise on November 2021 Investor warrant	—	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE as of December 31, 2022 (Unaudited)	$35	$183	$10,055	$13,962	$188,684	$14,151	$320,032	$24,919	$572,021

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of December 31, 2022 and March 31, 2022.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of December 31, 2022
			August 4,
	June 20, 2019		2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	12/31/2022	12/31/2022	12/31/2022	12/31/2022	12/31/2022	12/31/2022	12/31/2022	12/31/2022	12/31/2022
Exercise price	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09
Expected term (years)	0.47	0.47	2.59	3.12	3.12	3.37	3.37	3.86	3.86
Risk-free interest rate	2.22%	2.22%	4.35%	4.21%	4.21%	4.18%	4.18%	4.12%	4.12%
Expected volatility	122%	122%	122%	122%	122%	122%	122%	122%	122%

	As of March 31, 2022
	June 20,		August 4,	February 10,		May 13,		November 10,
	2019		2020	2021		2021		2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022
Exercise price*	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Expected term (years)	1.22	1.22	3.35	3.87	3.87	4.12	4.12	4.62	4.62
Risk-free interest rate	1.77%	1.77%	2.44%	2.44%	2.44%	2.43%	2.43%	2.43%	2.43%
Expected volatility	123%	123%	123%	123%	123%	123%	123%	123%	123%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of December 31, 2022 and March 31, 2022, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of December 31, 2022 and March 31, 2022.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(f)   Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of December 31, 2022 and March 31, 2022, the Company had equity investment in Jinkailong of 35%, and the carrying value of the investment is $0 for both periods presented.

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

(j)   Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and March 31, 2022, allowance for doubtful accounts amounted to $0 and $112,905, respectively.

(k)   Inventories

Inventories consist of automobiles which are held primarily for sale and for leasing purposes and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three and nine months ended December 31, 2022, $0 and $3,085 impairment of inventories were provided from continuing operations, respectively.

(l)   Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and March 31, 2022, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of December 31, 2022 and March 31, 2022, finance lease receivables consisted of the following:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Minimum lease payments receivable	$288,026	$511,030
Less: Unearned interest	(67,484)	(103,786)
Financing lease receivables, net	$220,542	$407,244
Finance lease receivables, net, current portion	$170,337	$314,264
Finance lease receivables, net, non-current portion	$50,205	$92,980

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2022 are as follows:

Minimum future
payments receivable
Twelve months ending December 31, 2023	$196,715
Twelve months ending December 31, 2024	66,544
Twelve months ending December 31, 2025	24,767
Total	$288,026

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended December 31, 2022 and 2021, the impairment for property and equipment was $0 and $11 from continuing operations, respectively. For the nine months ended December 31, 2022 and 2021, the impairment for property and equipment was $0 and $2,936 from continuing operations, respectively. For the three and nine months ended December 31, 2021, the impairment for property and equipment was $6,007 and $35,609 from discontinued operations, respectively.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended December 31, 2022 and 2021, there was no impairment of intangible assets.

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

For the three and nine months ended December 31, 2022, the Company did not record impairment against goodwill. For the three and nine months ended December 31, 2021, the company recorded an impairment of $0 and $139,580 against goodwill, respectively.

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

As of December 31, 2022, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into approximately 870,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

As of December 31, 2022, the Company had outstanding contracts for automobile transaction and related services amounting to $26,573, of which $24,558 is expected to be completed within twelve months after December 31, 2022, and $2,015 is expected to be completed after December 31, 2023.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$781,210	$510,636	$2,570,959	$1,165,625
- Service fees from NEVs leasing	49,002	43,015	291,675	87,112
- Revenues from sales of automobiles	—	—	225,900	—
- Service fees from automobile purchase services	—	—	21,192	—
- Service fees from management and guarantee services	8,915	11,616	31,659	54,987
- Financing revenues	8,606	22,072	30,965	86,454
- Other service fees	82,892	55,624	181,050	140,960
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	930,625	642,963	3,353,400	1,535,138
Online Ride-hailing Platform Services (Continuing Operations)	810,295	1,017,156	2,970,518	1,617,454
Total Revenues from Continuing Operations	1,740,920	1,660,119	6,323,918	3,152,592
Automobile Transaction and Related Services (Discontinued Operations)
-Operating lease revenues from automobile rentals	—	1,436,886	—	4,274,900
- Service fees from NEVs leasing	—	242	—	58,185
- Commission from Online Ride-hailing platforms	—	274,643	—	274,643
- Service fees from management and guarantee services	—	38,221	—	96,019
- Financing revenues	—	3,677	—	15,284
- Other service fees	—	129,261	—	377,410
Total revenues from Automobile Transaction and Related Services (Discontinued Operations)	—	1,882,930	—	5,096,441
Total revenues	$1,740,920	$3,543,049	$6,323,918	$8,249,033

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2022, the Company’s pricing interest rate was 6.0% per annum.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of December 31, 2022 and March 31, 2022. As of December 31, 2022, the calendar years ended December 31, 2018 through 2022 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended December 31, 2022 and 2021, the Company recognized impairment loss of $0 and $1,964 on its finance lease ROU assets, respectively.

(x)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On December 31, 2022 and March 31, 2022, approximately $91,000 and $117,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On December 31, 2022 and March 31, 2022, approximately $1,361,000 and $874,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of December 31, 2022 and March 31, 2022, allowance for doubtful accounts amounted to $0 and $112,905, respectively. For the nine months ended December 31, 2022 and 2021, the Company wrote off accounts receivable of $107,820 and $45,465 from continuing operations, respectively, which represent due from automobile purchasers from continuing operation. For the nine months ended December 31, 2021, the Company wrote off accounts receivable of $11,952 from discontinued operations, which represent due from automobile purchasers.

2)    Foreign currency risk

As of December 31, 2022 and March 31, 2022, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $91,000 and $117,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 6.34 RMB into US$1.00 on March 31, 2022 to 6.90 RMB into US$1.00 on December 31, 2022.

(y)   Reclassification

Certain items of operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss of comparative period have been reclassified to conform to the unaudited condensed consolidated financial statements for the current period. The reclassification has no impact on net loss.

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on

October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of December 31, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three and nine months ended December 31, 2022.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in unaudited condensed consolidated balance sheet as of December 31, 2022 and consolidated balance sheet as of March 31, 2022.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$468,376	$509,540
Due to a stockholder	17,360	18,886
Total current liabilities	485,736	528,426

Discontinued operation- Jinkailong

On March 31, 2022, Ruixi, a majority owned subsidiary of the Company, holding 35% equity interest of Jinkailong, entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on August 26, 2018 (“Voting Agreement No.1”) and the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on February 13, 2020 (“Voting Agreement No.2”, collectively, “Voting Agreements”) shall be terminated as of the date of the Termination Agreement. As a result, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of December 31, 2022, the paid-in capital of Jinkailong is zero.

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Jinkailong in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2022 and 2021.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$1,882,930	$—	$5,096,441
Cost of revenue	—	(1,375,818)	—	(4,295,661)
Gross profit	—	507,112	—	800,780
Operating expenses
Selling, general and administrative expenses	—	(525,673)	—	(2,597,474)
Amortization of intangible assets	—	(395,398)	—	(395,398)
Impairments of intangible assets and goodwill	—	(6,007)	—	(35,609)
Recovery of bad debts expense	—	29,256	—	45,299
Total operating expenses	—	(897,822)	—	(2,983,182)
Loss from discontinued operations	—	(390,710)	—	(2,182,402)
Other expense, net	—	(27,645)	—	(236,355)
Income (loss) before income taxes	—	(418,355)	—	(2,418,757)
Income tax expenses	—	—	—	—
Net loss	—	(418,355)	—	(2,418,757)
Less: net loss from discontinued operations attributable to noncontrolling interest	—	(108,772)	—	(628,877)
Net loss attributable to stockholders	$—	$(309,583)	$—	$(1,789,880)

5.     ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of December 31, 2022 and March 31, 2022, accounts receivables were comprised of the following:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$107,246	$392,530
Receivables of service fees due from automobile purchasers	15,949	17,350
Receivables of online ride hailing fees from online ride-hailing drivers	46,848	121,116
Receivables of operating lease	34,720	—
Less: Allowance for doubtful accounts	—	(112,905)
Accounts receivable, net	$204,763	$418,091
Accounts receivable, net, current portion	$204,763	$418,022
Accounts receivable, net, non-current portion	$—	$69

Movement of allowance for doubtful accounts for December 31, 2022 and March 31, 2022 are as follows:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Beginning balance	$112,905	$78,167
Addition	3,392	153,988
Write off	(107,820)	(44,227)
Deconsolidation of Jinkailong	—	(76,428)
Translation adjustment	(8,477)	1,405
Ending balance	$—	$112,905

6.     INVENTORIES

	December 31,	March 31,
	2022	2022
	(Unaudited)
Automobiles (i)	$—	$286,488
(i)	As of December 31, 2022 and March 31, 2022, the Company owned 0 and 36 automobiles with a total value of $0 and $286,488, net of impairment, for sale or sales-type leases, respectively.

At the end of each quarter, the Company compared the cost of automobiles with their net realizable value and recognized impairments of $0 and $3,085, respectively for certain automobiles for sale for the three and nine months ended December 31, 2022. For the three and nine months ended December 31, 2021, the Company did not recognized impairments for the inventories. As of March 31, 2022, an impairment of $60,398 was recognized for certain automobiles for sale.

7.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of December 31, 2022 and March 31, 2022, the prepayments, receivables and other assets were comprised of the following:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Deposits (i)	$618,689	$731,279
Receivables from aggregation platforms (ii)	253,168	163,384
Prepaid expenses (iii)	242,779	957,200
Due from automobile purchasers, net (iv)	103,333	238,421
Employee advances	8,951	11,054
Value added tax (“VAT”) recoverable (v)	93,214	597,884
Others	42,683	13,986
Total prepayments, receivables and other assets	$1,362,817	$2,713,208

(i)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform.

(ii)	Receivables from aggregation platforms

The balance of receivables from aggregation platforms represented the amount due from the collaborated aggregation platforms based on the confirmed billings, which will be disbursed to the drivers who completed their rides through the Company’s online ride-hailing platform.

(iii)Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense and etc. that will expire within one year.

(iv)Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of December 31, 2022 and March 31, 2022, the Company did not record allowance against doubtful receivables.

During the nine months ended December 31, 2022, the Company did not recover allowances while during the nine months ended December 31, 2021, the Company recorded additional allowances of $55,459 and wrote off balance due from automobile purchasers of $32,201 from continuing operations. During the nine months ended December 31, 2021, the Company recorded additional allowances of $24,838, and recovered allowance against the balance due from automobile purchasers of $12,308 while wrote off balance due from automobile purchaser of $26,555 from discontinued operations.

(v)	Value added tax (“VAT”) recoverable

The balance represented the amount of VAT, which resulted from historical purchasing activities and could be further used for deducting future VAT in PRC.

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Leasehold improvements	$182,429	$198,463
Computer equipment	44,433	47,849
Office equipment, fixtures and furniture	78,036	81,898
Automobiles	4,652,593	6,463,698
Subtotal	4,957,491	6,791,908
Less: accumulated depreciation and amortization	(1,427,295)	(1,133,135)
Total property and equipment, net	$3,530,196	$5,658,773

Depreciation expense from continuing operations for the three and nine months ended December 31, 2022 were amounted to $266,998 and $873,480, respectively.

Depreciation expense from continuing operations for three and nine months ended December 31, 2021 amounted to $277,783 and $704,741, respectively. Depreciation expense from discontinued operations for three and nine months ended December 31, 2021 amounted to $50,768 and $144,901, respectively.

9.     OTHER NON-CURRENT ASSETS

	December 31,	March 31,
	2022	2022
	(Unaudited)
Prepayments of automobiles purchased (i)	$837,731	$—
(i)	In September and October 2022, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 130 automobile which amounted to $2,098,533. As of December 31, 2022, the Company has received possession of 20 automobiles and made prepayments of $837,731 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by March 31, 2023.

10.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Software	$793,195	$796,042
Online ride-hailing platform operating licenses	439,662	450,701
Subtotal	1,232,857	1,246,743
Less: accumulated amortization	(413,186)	(287,192)
Total intangible assets, net	$819,671	$959,551

Amortization expense from continuing operations totaled $34,814 and $128,538 for the three and nine months ended December 31, 2022, respectively. Amortization expense from continuing operations totaled $30,186 and $104,829 for the three and nine months ended December 31, 2021, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending December 31, 2023	$179,616
Twelve months ending December 31, 2024	169,528
Twelve months ending December 31, 2025	133,240
Twelve months ending December 31, 2026	85,157
Twelve months ending December 31, 2027	78,586
Thereafter	173,544
Total	$819,671

11.   BORROWINGS FROM A FINANCIAL INSTITUTION

The borrowings from a financial institution in China represented the short-term loans of $22,857 and $145,542 as of December 31, 2022 and March 31, 2022, respectively. Such borrowings bearing interest rate of 13.04% per annum as of December 31, 2022 and March 31, 2022, which are to be repaid within the next 12 months.

The interest expense for the three and nine months ended December 31, 2022 was $6,975 from continuing operations. The interest expense for the three and nine months ended December 31, 2021 was $0 and $5,872 from continuing operations. The interest expense for the three and nine months ended December 31, 2021 was $16,475 and $38,251 from discontinued operations.

12.   ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,	March 31,
	2022	2022
	(Unaudited)
Accrued payroll and welfare	$1,305,857	$1,176,442
Payables to drivers from aggregation platforms (i)	845,726	806,921
Deposits (ii)	555,513	783,830
Accrued expenses	261,085	94,106
Other taxes payable	113,083	5,260
Loan repayments received on behalf of financial institutions (iii)	63,989	28,704
Payables for expenditures on automobile transaction and related services	26,562	56,222
Other payables	11,770	2,422
Total accrued expenses and other liabilities	3,183,585	2,953,907
Total accrued expenses and other liabilities - discontinued operations	(468,376)	(509,540)
Total accrued expenses and other liabilities - continuing operations	$2,715,209	$2,444,367
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

The contributions made by the Company were $107,638 and $338,279 for the three and nine months ended December 31, 2022, respectively, from continuing operations of the Company. The contributions made by the Company were $130,591 and $383,896 for the three and nine months ended December 31, 2021, respectively, for the Company’s continuing operations. The contributions made by the Company were $78,618 and $182,128 for the three and nine months ended December 31, 2021, respectively, for the Company’s discontinued operations.

As of December 31, 2022 and March 31, 2022, the Company did not make adequate employee benefit contributions in the amount of $885,967 and $963,824, respectively, from continuing operations of the Company.

14.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of December 31, 2022, there were 3,794 (37,940 pre reverse split) IPO Underwriter’s Warrants outstanding.

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

2019 Registered Direct Offering Warrants

As of December 31, 2022 and March 31, 2022, there were 16,841 (168,411 pre reverse split) 2019 registered direct offering warrants outstanding, respectively. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $524 and $12,220 in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $32,150 and $168,230, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of December 31, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $218 and $12,438, respectively.

August 2020 Underwriters’ Warrants

As of December 31, 2022 and March 31, 2022, there were 31,808 (318,080 pre reverse split) underwriters’ warrants outstanding. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $1,180 and $34,526 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $64,140 and $315,393, respectively, recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of December 31, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $10,055 and $44,581, respectively.

February 2021 Registered Direct Offering Warrants

As of December 31, 2022 and March 31, 2022, there were 53,262 (532,609 pre reverse split) February 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $1,952 and $51,581 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $102,568 and $514,123, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2021. As of December 31, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $13,962 and $65,543, respectively.

May 2021 Registered Direct Offering Warrants

As of December 31, 2022, there were 594,682 (5,946,810 pre reverse split) May 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $4,974 and $634,040 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $1,186,878 and $2,036,440, respectively recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities since issuance. As of December 31, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $202,835 and $836,875, respectively.

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

As of December 31, 2022, there were 5,365,911 (7,869,961 pre reverse split) November 2021 Private Placement Warrants outstanding. During the three and nine months ended December 31, 2022, the change of fair value was a loss of $21,927 and $909,283 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. During the three and nine months ended December 31, 2021, the change of fair value was a gain of $ 2,151,123 recognized in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since issuance. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of December 31, 2022 and March 31, 2022, the fair value of the derivative instrument totaled $344,951 and $1,255,767, respectively.

The Company has warrants outstanding as follows giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2021	110,107	110,107	$11.60	4.09
Granted	5,985,591	5,985,591	$2.11	5.00
Exercised	(4,400)	(4,400)	—	—
Balance, March 31, 2022	6,091,298	6,091,298	$2.28	4.32
Exercised	(25,000)	(25,000)	—	—
Balance, December 31, 2022 (Unaudited)	6,066,298	6,066,298	$2.29	3.81

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the nine months ended December 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before March 31, 2023 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of December 31, 2022, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan and RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

Exercise of November 2021 Private Placement Warrants

On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis to purchase 10,132 shares of the Company’s common stock as determined in accordance with the formula indicated on the notice of exercise.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the COD signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of December 31, 2022 and March 31, 2022, there were 1,741 and 5,000 shares of Series A convertible preferred stock outstanding, respectively. During the nine months ended December 31, 2022, 3,259 shares of Series A convertible preferred stock was converted into 1,496,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the nine months ended December 31, 2022 and 2021, the Company’s foreign subsidiaries in China were operating at loss on a consolidated basis which resulted in no GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the nine months ended December 31, 2022 amounted to approximately $0.4 million. As of December 31, 2022, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.1 million. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of December 31, 2022 and March 31, 2022, valuation allowances for deferred tax assets were approximately $1.5 million and $1.2 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong (deconsolidated in the year ended March 31, 2022), Yicheng, Jiekai, Youlu and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Income taxes in the PRC are consist of:

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2022	2021	2022	2021

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Deferred income tax expenses	—	4,539	—	4,550
Total income tax expenses	$—	$4,539	$—	$4,550

As of December 31, 2022 and March 31, 2022, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $10.5 million and $8.5 million, respectively, which will expire starting from 2025 and ending in 2027. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,732,507 and $2,315,793 related to its continuing operations in the PRC as of December 31, 2022 and March 31, 2022, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $131,775 and $29,129 related to its continuing operations in the PRC as of December 31, 2022 and March 31, 2022, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2022	2022
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,732,507	$2,315,793
Net operating loss carryforwards in the U.S.	1,508,215	1,234,789
Allowance for doubtful account	131,775	29,129
Less: valuation allowance	(4,372,497)	(3,579,711)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$42,746	$46,386
Deferred tax liabilities, net	$42,746	$46,386

As of December 31, 2022 and March 31, 2022, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $10.3 million and $10.3 million, which will start to expire from 2024 to 2027. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. As of December 31, 2022 and March 31, 2022, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2022	March 31, 2022
	(Unaudited)
Net operating loss carry forwards in the PRC	$2,595,919	$2,595,919
Less: valuation allowance	(2,595,919)	(2,595,919)
Total	$—	$—

16.   CONCENTRATION

Major Suppliers

For the three months ended December 31, 2022, three suppliers accounted for approximately 19.7%, 12.0% and 11.8% of the total costs of revenue. For the nine months ended December 31, 2022, two suppliers accounted for approximately 20.3% and 12.0% of the total cost of revenues.

For the three months ended December 31, 2021, two suppliers accounted for approximately 35.1%, 19.8% of the total costs of revenue from continuing operations of the Company. For the nine months ended December 31, 2021, three suppliers accounted for approximately 30.1%, 18.1% and 16.9% of the total cost of revenues from continuing operations of the Company.

For the three and nine months ended December 31, 2021, one supplier accounted for approximately 18.1% and 17.4% of the total costs of revenue from discontinued operations of the Company.

17.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Account receivable, a related party

As of December 31, 2022, account receivable from a related party from the Company’s continuing operations of $9,816 represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2)    Due from related parties

As of December 31, 2022, balances due from related parties from the Company’s continuing operations of $5,992,152, net of allowance, represented balance due from Jinkailong, the Company’s equity investee company as result of Jinkailong’s deconsolidation, of which, $5,351,735 is to be repaid over a period from January 2024 to December 2026, classified as due from related party, noncurrent (refer to Note 4). In addition, another $18,882 represented receivable due from Youlu, the Company’s former VIE as result of Youlu’s deconsolidation.

During the nine months ended December 31, 2022, the Company recorded additional allowances against the balance due from Jinkailong of $464,708.

3)    Due to a stockholder

Due to a stockholder comprised of amounts payable to a stockholder named below and are unsecured, interest free and due on demand.

	December 31,	March 31,
	2022	2022
	(Unaudited)
Jun Wang (Stockholder of the Company)*	$17,360	$18,886
Total due to a stockholder	17,360	18,886
Total due to a stockholder – discontinued operations	(17,360)	(18,886)
Total due to a stockholder – continuing operations	$—	$—

* In December 2017, the Company entered into a loan agreement with one stockholder, who agreed to grant lines of credit of approximating $159,000 to the Company for five years. The lines of credit are non-interest bearing, effective from January 2017.

4)    Due to related parties and affiliates

	December 31,	March 31,
	2022	2022
	(Unaudited)
Loan payable to a related party (i)	$114,425	$9,897
Others (ii)	2,812	1,785
Total due to related parties and affiliates	$117,237	$11,682
(i)	As of December 31, 2022 and March 31, 2022, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $114,425 and $9,897 are unsecured, interest free and due on demand, respectively.
(ii)	As of December 31, 2022 and March 31, 2022, the balances of $2,812 and $1,785, respectively, represented payables to Jinkailong, the Company’s equity investee company, for operational purposes.

Interest expense for the three and nine months ended December 31, 2022 and 2021 were $0.

4)    Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	December 31,	March 31,
	2022	2022
	(Unaudited)
Lease I (i)	$27,519	$446,372
Lease II (ii)	112,268	69,534
Total Operating lease right-of-use assets - related parties	$139,787	$515,906

	December 31,	March 31,
	2022	2022
	(Unaudited)
Lease I (i)	$91,732	$246,516
Lease II (ii)	71,826	84,265
Total Operating lease liabilities, current - related parties	$163,558	$330,781

	December 31,	March 31,
	2022	2022
	(Unaudited)
Lease I (i)	$—	$211,953
Lease II (ii)	52,205	14,943
Total Operating lease liabilities, non-current - related parties	$52,205	$226,896
(i)

The Company entered into two office lease agreements with Hong Li, supervisor of Sichuan Senmiao, which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were updated with a leasing term from April 1, 2020 to March 31, 2023. On March 1, 2021, the Company entered into an additional office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. In October 2022, the Company terminated the leases signed on March 1, 2021 and April 1, 2021 as mentioned above.

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

2.     Related Party Transactions

For the three and nine months ended December 31, 2022, the Company incurred $40,490 and $148,999, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to four office lease agreements. For the three and nine months ended December 31, 2021, the Company incurred $62,353 and $176,652, respectively, in rental expenses to this related party.

For the three and nine months ended December 31, 2022, the Company incurred $11,557 and $46,427, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager. For the three and nine months ended December 31, 2021, the Company incurred $11,705 and $34,153, respectively, in rental expenses to this related party.

In June 2019 and January 2020, Jinkailong, the Company’s equity investee company entered into two automobile maintenance services contracts with Sichuan Qihuaxin Automobile Services Co., Ltd and Sichuan Yousen Automobile Maintenance Service Co., Ltd, which companies are controlled by one of the non-controlling shareholders of Jinkailong. During the three and nine months ended December 31, 2022, the Company did not incur automobile maintenance fees to those companies as mentioned above, respectively. During the three and nine months ended December 31, 2021, Jinkailong incurred automobile maintenance fees of $242,046 and $776,182 to those companies as mentioned above, respectively from discontinued operation.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three and nine months ended December 31, 2022, the company incurred promotion fee of $19,483 and $87,692 to Jinkailong, respectively. During the three and nine months ended December 31, 2021, the company incurred promotion fee of $19,478 and $524,633 to Jinkailong, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

During the three and nine months ended December 31, 2022, Corenel leased automobiles to Jinkailong, the Company’s equity investee company and generated revenues of $30,748 and $323,321, and Jiekai leased automobiles from Jinkailong and had a rental cost of $185,254 and $333,756, respectively. During the three and nine months ended December 31, 2021, Corenel and Yicheng leased 370 automobiles to Jinkailong and generated revenues of $362,529 and $914,513, respectively, which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

During the three and nine months ended December 31, 2021, Hunan Ruixi and Yicheng had loans due from Jinkailong, the Company’s equity investee company, and had interest income of $119,215 and $327,808, respectively which was eliminated in the loss of continuing operations of the unaudited condensed consolidated financial statements.

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

Lessee

As of December 31, 2022 and March 31, 2022, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of December 31, 2022, the weighted-average remaining operating and finance lease term of its existing leases is 2.41 and 2.75 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Nine Months Ended
		December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	Classification	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$564,646	501,847	1,622,601	1,205,011
Lease expenses	Selling, general and administrative	88,493	165,263	313,753	434,733
Finance lease cost
Amortization of leased asset	Cost of revenue	73,991	834,807	203,044	2,419,695
Amortization of leased asset	General and administrative	62,255	76,187	196,890	522,605
Interest on lease liabilities	Interest expenses on finance leases	7,602	97,919	15,903	313,766
Total lease expenses		$796,987	1,676,023	2,352,191	4,895,810
Total Lease expenses – discontinued operations		—	989,573	—	3,240,386
Total Lease expenses- continuing operations		$796,987	686,450	2,352,191	1,655,424

Operating lease expenses for automobiles from continuing operations totaled $564,646 and $417,519 for the three months ended December 31, 2022 and 2021, respectively. Operating lease expenses for automobiles from continuing operations totaled $1,622,601 and $941,818 for the nine months ended December 31, 2022 and 2021, respectively. Operating lease expenses for automobiles from discontinued operations totaled $84,328 and $263,193 for the three and nine months ended December 31, 2021.

Operating lease expenses for offices and showroom leases from continuing operations totaled $88,493 and $313,753 for the three and nine months ended December 31, 2022, respectively. Operating lease expenses for offices and showroom leases from continuing operations totaled $141,208 and $367,690 for the three and nine months ended December 31, 2021, respectively. Operating lease expenses for offices and showroom leases from discontinued operations totaled $24,055 and $67,043 for the three and nine months ended December 31, 2021, respectively.

Interest expenses on finance leases from continuing operations totaled $7,602 and $15,903 for the three and nine months ended December 31, 2022, respectively. Interest expenses on finance leases from continuing operations totaled $13,612 and $44,369 for the three and nine months ended December 31, 2021, respectively. Interest expenses on finance leases from discontinued operations totaled $84,307 and $269,397 for the three and nine months ended December 31, 2021, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending December 31, 2023	$265,601	278,610	544,211
Twelve months ending December 31, 2024	95,690	269,675	365,365
Twelve months ending December 31, 2025	63,120	202,256	265,376
Twelve months ending December 31, 2026	14,982	—	14,982
Total lease payments	439,393	750,541	1,189,934
Less: discount	(22,205)	(58,657)	(80,862)
Present value of lease liabilities	$417,188	691,884	1,109,072

*As of December 31, 2022, the outstanding balance of operating lease payments due to related parties was $215,763.

19.   COMMITMENTS AND CONTINGENCIES

Contingencies

In measuring the credit risk of guarantee services to automobile purchasers, the Company primarily reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers’ default on their payments for more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance, when necessary, as the Company is the guarantor of the loans.

Purchase commitments

On February 22, 2021, the Company entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. Pursuant to the contract, the Company required to purchase 100 automobiles in cash with the amount of approximately $1.6 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of filing of this unaudited condensed consolidated financial statements, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As the Company are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, the Company expects the purchase to be completed by June 30, 2023.

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the date of filing of this unaudited condensed consolidated financial statements, the Company has remit approximately $0.7 million as purchase prepayments, and expect to fulfill the purchase commitment before March 31, 2023.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected, and may continue to affect, the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the nine months ended December 31, 2022 and 2021, the Company recognized an estimated provision loss of approximately $7,284 and $15,005, respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from continuing operations. For the nine months ended December 31, 2021, the Company recognized an estimated provision loss of approximately $11,140, for the guarantee services for drivers who exited the ride-hailing business were not able to make the monthly payments from discontinued operations.

As of December 31, 2022, the maximum contingent liabilities Hunan Ruixi would be exposed to was approximately $47,000, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral to be approximately $1,900 as of December 31, 2022, based on the market price and the useful life of such collateral, which represents approximately 4.1% of the maximum contingent liabilities.

Contingent liability of Jinkailong

As the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment. In accordance with PRC’s company registry compliance, the Company will subject to the maximum amount of RMB3.5 million (approximately $507,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated.

As of December 31, 2022, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $4.8 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $2.8 million as of December 31, 2022, based on the market price and the useful life of such collateral, which represents approximately 59% of the maximum contingent liabilities. Meanwhile, approximately $3.5 million, including interests of approximately $281,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

Besides, as of December 31, 2022, due to Jinkailong has undertaken the joint and several liability guarantee for all loans of Langyue Automobile Service Co., Ltd. from Chengdu Industrial Impawn Co., Ltd (“Impawn”) for certain historical business, Jinkailong may be required to pay all the outstanding balance of approximately $882,000 to Impawn in the future.

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

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and nine months ended December 31, 2022 and 2021:

	For the Three Months ended December 31, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$930,625	$810,295	$—	$1,740,920
Interest income	$467	$64	$13	$544
Depreciation and amortization	$429,419	$12,128	$21,638	$463,185
Loss from operations	$(999,958)	$(69,672)	$(259,746)	$(1,329,376)
Loss before income taxes	$(700,414)	$(56,667)	$(229,188)	$(986,269)
Net loss	$(700,414)	$(56,667)	$(229,188)	$(986,269)
Capital expenditure	$1,238,504	$—	$—	$1,238,504

	For the Nine Months ended December 31, 2022
		Online ride-
	Automobile	hailing
	Transaction and	platform
	Related Services	Services	Unallocated	Consolidated
Revenues	$3,353,400	$2,970,518	$—	$6,323,918
Interest income	$1,292	$168	$57	$1,517
Depreciation and amortization	$1,470,335	$47,594	$63,298	$1,581,227
Loss from operations	$(2,854,231)	$(262,097)	$(1,238,849)	$(4,355,177)
Income (loss) before income taxes	$(2,071,478)	$(253,477)	$402,802	$(1,922,153)
Net income (loss)	$(2,071,478)	$(253,477)	$402,802	$(1,922,153)
Capital expenditure	$1,240,404	$—	$—	$1,240,404

	For the three months ended December 31, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform			Discontinued	Continuing
	related service	services	Unallocated	Total	operations	operations
Revenues	$2,525,893	$1,017,156	$—	$3,543,049	$1,882,930	$1,660,119
Interest income	$618	$72	$81	$771	$288	$483
Interest expense	$16,451	$24	$—	$16,475	$16,475	$—
Depreciation and amortization	$1,425,441	$8,058	$3,179	$1,436,678	$886,651	$550,027
Loss from operations	$(1,289,884)	$(629,177)	$(979,941)	$(2,899,002)	$(390,710)	$(2,508,292)
Income (loss) before income taxes	$(1,069,871)	$(792,769)	$1,735,058	$(127,582)	$(418,355)	$290,773
Net income (loss)	$(1,074,410)	$(792,769)	$1,735,058	$(132,121)	$(418,355)	$286,234
Capital expenditure	$1,321,226	$—	$—	$1,321,226	$—	$1,321,226

	For the nine months ended December 31, 2021
		Online ride-
	Automobile	hailing
	Transaction and	platform			Discontinued	Continuing
	related service	services	Unallocated	Total	operations	operations
Revenues	$6,631,579	$1,617,454	$—	$8,249,033	$5,096,441	$3,152,592
Interest income	$1,198	$785	$389	$2,372	$514	$1,858
Interest expense	$37,587	$6,536	$—	$44,123	$38,251	$5,872
Depreciation and amortization	$4,269,755	$23,135	$9,580	$4,302,470	$2,857,864	$1,444,606
Loss from operations	$(3,606,376)	$(6,358,532)	$(1,813,645)	$(11,778,553)	$(2,182,402)	$(9,596,151)
Income (loss) before income taxes	$(3,520,754)	$(6,649,325)	$2,549,947	$(7,620,132)	$(2,418,757)	$(5,201,375)
Net income (loss)	$(3,525,304)	$(6,649,325)	$2,549,947	$(7,624,682)	$(2,418,757)	$(5,205,925)
Capital expenditure	$3,484,051	$—	$—	$3,484,051	$—	$3,484,051

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of December 31, 2022, the Company’s total assets were comprised of $14,004,591 for automobile transaction and related services, $816,024 for online ride-hailing platform services and $717,978 unallocated.

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

21.   SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2022 up through February 14, 2023, the date the Company issued these unaudited condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of December 31, 2022, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $24.4 million, sold an aggregate of 1,465 automobiles with a total value of approximately $14.1 million and delivered approximately 2,942 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 139 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	December 31				December 31
	2022		2021		2022		2021
	Number of	Revenue	Number of	Revenue	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)
Auto Operating Leasing	802	$781,000	468	$511,000	1,607	$2,571,000	484	$1,166,000
Auto Sales	—	$—	—	$—	41	$226,000	—	$—
Auto Financing	139	$9,000	131	$22,000	139	$31,000	131	$86,000
Other Services	>780	$141,000	>410	$110,000	>1,000	$525,000	>420	$283,000

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended December 31, 2022. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong in Changsha and Chengdu. During the three months ended December 31, 2022, our Auto Operating Leasing and Auto Financing accounted for approximately 83.9% and 0.9% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, and Auto Financing accounted for approximately 79.4% and 3.4% for the three months ended December 31, 2021, respectively, excluding the income which Jinkailong generated. During the nine months ended December 31, 2022, our Auto Operating Leasing, Auto Sales, and Auto Financing accounted for approximately 76.7%, 6.7%, and 0.9% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, and Auto Financing accounted for approximately 75.9% and 5.6% for the nine months ended December 31, 2021, respectively, excluding the income which Jinkailong generated.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the date of filing of this unaudited condensed consolidated financial statements, Senmiao Consulting has made accumulated capital contribution of RMB39.76 million (approximately $5.76 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

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

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. Our equity investee company and former VIE, Jinkailong, signed a new contract with an affiliate of Meituan, whereby the online ride-hailing requests and orders shall be completed on Meituan’s platform utilizing our network of cars and drivers. Jinkailong earned rental income from drivers and earned commissions from Meituan. During the nine months ended December 31, 2022, Jiekai also signed similar contracts with Meituan and other similar ride-hailing platform companies, such as Chengdu Anma Zhixing Technology Co., Ltd. and Hangzhou Xiehua Network Technology Co., Ltd.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. As of the date of filing of this unaudited condensed consolidated financial statements, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and other 23 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the nine months ended December 31, 2022, approximately 4.8 million rides with gross fare of approximately $15.7 million were completed through Xixingtianxia and an average of over 5,200 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the nine months ended December 31, 2022, we earned online ride-hailing platform service fees of approximately $3.0 million, netting off approximately $0.4 million incentives paid to Active Drivers.

During the nine months ended December 31, 2021, approximately 10.2 million rides with gross fare of approximately $32.2 million were completed through Xixingtianxia and an average of over 10,900 Active Drivers each month. During the nine months ended

December 31, 2021, we earned online ride-hailing platform service fees of $1.6 million, netting off approximately $3.2million incentives paid to Active Drivers.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and online ride-hailing platform services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of December 31, 2022, we had 17 and 51 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. We have seen an increasing demand for short-term car rentals since the end of 2019, which remained stable during the nine months ended December 31, 2022. To meet the demand of business expansion in Chengdu, Changsha and Guangzhou, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of December 31, 2022, we had one parking lot and 3 employees in Guangzhou, and one parking lot, an exhibition hall and 4 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 9 employees in Chengdu, for parking and management of automobiles for operating lease. During the three months ended December 31, 2022 and 2021, our average utilization of the automobiles for operating lease was approximately 43% and 72%, respectively. During the nine months ended December 31, 2022 and 2021, the average utilization of the automobiles for operating lease was approximately 65% and 74%, respectively.

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

Ability to Retain Existing Financial Institutions and Engage New Financial Institutions

Historically, the growth of our business is dependent on our ability to retain existing financial institutions and engage new financial institutions. During the nine months ended December 31, 2022 and 2021, we did not generate revenue from automobile financing facilitation transactions because of the shift of our business focus to automobile rental. Despite such decrease, we are exploring new collaboration methods with financial institutions in connection with our automobile rental business and for our purchase of NEVs in the next twelve months. Our collaborations with financial institutions may be affected by factors beyond our control, such as perception of automobile financing as an attractive asset, stability of financial institutions, general economic conditions and regulatory environment. To increase the number of our cooperative financial institutions and the availability of financing for our existing and new businesses will enhance the overall stability and sufficiency of funding for automobile transactions.

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of December 31, 2022, we had accounts receivable, net of allowance of approximately $107,000 and advanced payments of approximately $103,000 due from the automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our cooperated platforms, such as Meituan, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the nine months ended December 31, 2022, we settle our commissions with the aggregation platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of December 31, 2022, we had accounts receivable of online ride-hailing service fees of approximately $47,000 in total.

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

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the nine months ended December 31, 2022. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

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

As of December 31, 2022, 107 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of December 31, 2022, we recognized an accumulated allowance against receivables of $372,006 from these purchasers served by Hunan Ruixi. For the three and nine months ended December 31, 2022, we recognized approximately $0 and $7,300 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the nine months ended December 31, 2022, we sub-leased approximately 62 rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2022, the total value of non-collateralized automobiles was approximately $486,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual and Potential Impact of Ongoing Coronavirus (COVID 19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of December 31, 2022, 107 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for doubtful accounts of approximately $372,006 for them. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the nine months ended December 31, 2022, the number of newly rendered automobiles decreased to 7 as compared with 25 during the nine months ended December 31, 2021.

However, our daily cash flow will be adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow has been adversely impacted by local resurgences of COVID-19 in Chengdu, Changsha and Guangzhou while the COVID measures in China keep applying the current control and prevention measures especially from September to November 2022, which had negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

Impact on the Ride-Hailing Platform Services

XXTX commenced the operation of its online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in July 2021, November 2021, February 2022, September 2022 and December 2022, when Chengdu, Changsha and Guangzhou reported several confirmed COVID-19 cases. Under the zero-tolerance approach to smothering Covid outbreaks in China, the local government usually ensured concrete and effective measures to fight against the resurgence, including suspending some traffic activities in certain medium-risk and high-risk areas. Fewer people took ride-hailing trips as a result and the average daily rides completed through our platform decreased and our income decreased accordingly. The average daily rides completed through our platform decreased by approximately 20% to 30% compared to that before the reporting of the new COVID-19 cases in these cities and recovered one to two weeks later as the new confirmed cases were fully under control. Furthermore, the online ride-hailing services in Chengdu was temporally suspended by the Municipal Communications Commission of Chengdu from September 1 to September 18, 2022, when Chengdu reported accumulated over 1,000 COVID-19 cases since late August 2022. We also had no income from the online ride-hailing platform services in Chengdu during those periods. The total number of rides completed through our platform in September 2022 decreased by approximately 35% compared with the prior months. Consequently, the income of our Automobile Transaction and Related Services customers who ran their business through the online ride-hailing platforms also decreased during this period.

Since March 2022, major outbreaks of the Omicron variant of COVID-19 occurred in many parts of China. These outbreaks resulted in lockdowns, highway closures and other restrictive measures across China, which caused severe hardships to countless dealers and consumers. Furthermore, Chengdu suffered an infection peak in the middle of December, after China shifted the prevention and control of COVID-19 infection strategy in December 2022. Base on the surveys released from Sichuan Provincial Center for Disease Control and Prevention, the actual infection rate of the surveyed population was estimated to be over 80 percent. And the peak of positive detection in the whole province was concentrated from December 12 to 23, which caused significant decreasing orders for online ride-hailing in December. The central government of China has adjusted the prevention and control measures of COVID-19, and gradually restored the order of production and life, which would bring optimism for us to operate our online ride-hailing platform in the next 12 months.

We may have a larger cash outflow in our daily operations in the next twelve months as we expand our Online Ride-hailing Platform Services in more cities in China and incur more marketing and promotion expenses. Our cash flow situation may worsen if the economy in China does not improve as expected.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 50th Statistical report on Internet Development in China published in August 2022 by the China Internet Network Information Center (CNNIC), the number of online ride-hailing service users had reached 405 million by the end of June 2022, decreased by 10.5% from December 2021, and took approximately 38.5% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the MOT of the People’s Republic of China, as of December 31, 2022, approximately 298 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 504 million in December 2022 in China. Meanwhile, approximately 2.12 million online booking taxi transportation certificates and approximately 5.09 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

However, approximately 53% of our ride-hailing drivers have not obtained the driver’s license as of December 31, 2022 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $725 to $4,350) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three and nine months ended December 31, 2022, we have been fined by approximately $8,000 and $19,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $0 and $2,000, respectively, was further compensated by drivers or cooperated third parties, respectively. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the Three months ended December 31, 2022 Compared to the Three months ended December 31, 2021

	For the Three Months Ended
	December 31,
	2022	2021	Change
	(unaudited)	(unaudited)
Revenues	$1,740,920	$1,660,119	$80,801
Cost of revenues	(1,558,170)	(1,457,589)	(100,581)
Gross profit	182,750	202,530	(19,780)
Operating expenses
Selling, general and administrative expenses	(1,385,580)	(2,701,921)	1,316,341
Provision for doubtful accounts	(126,546)	(6,926)	(119,620)
Impairments of long-lived assets	—	(1,975)	1,975
Total operating expenses	(1,512,126)	(2,710,822)	1,198,696
Loss from operations	(1,329,376)	(2,508,292)	1,178,916
Other income, net	320,151	97,710	222,441
Interest expense	(6,975)	—	(6,975)
Interest expense on finance leases	(626)	(13,612)	12,986
Change in fair value of derivative liabilities	30,557	3,536,859	(3,506,302)
Issuance cost incurred for issuing series A convertible preferred stock	—	(821,892)	821,892
Income (loss) before income taxes	(986,269)	290,773	(1,277,042)
Income tax expenses	—	(4,539)	4,539
Net income (loss) from continuing operations	$(986,269)	$286,234	$(1,272,503)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from Online Ride-hailing Platform Services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended December 31, 2022 increased by $80,801, or approximately 5%, as compared with the three months ended December 31, 2021. The increase was mainly due to the increase of operating lease revenues from automobile rentals, which was offset by the decrease in revenue from online ride-hailing services as the completed orders decreased during the three months ended December 31, 2022.

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2022 and 2021:

	For the Three Months Ended
	December 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$930,625	$642,963
- Operating lease revenues from automobile rentals	781,210	510,636
- Service fees from NEVs leasing	49,002	43,015
- Service fees from automobile management and guarantee services	8,915	11,616
- Financing revenues	8,606	22,072
- Other service fees	82,892	55,624

Revenue from online ride-hailing platform services	810,295	1,017,156

Total Revenue	$1,740,920	$1,660,119

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, service fees from automobile management and guarantee services, financing revenues (representing interest income from financial leasing),  and other services fees, which accounted for approximately 83.9%, 5.3%, 1.0%, 0.9%, and 8.9%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2022. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile management and guarantee services and other services fees, which accounted for approximately 79.4%, 6.7%, 3.4%, 1.8%, and 8.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2021.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $270,574 during the three months ended December 31, 2022 was due to the increased number of leased automobiles. We leased over 800 automobiles with an average monthly rental income of $474 per automobile, resulting in a rental income of $781,210, including rental income of $30,748 from one of our related parties, for the three months ended December 31, 2022. While we leased over 460 automobiles with an average monthly rental income of $464 per automobile, resulting in a rental income of $510,636, for the three months ended December 31, 2021. Meanwhile, the rental income of approximately $0.36 million generated from the rental of approximately 370 automobiles from our former VIE, Jinkailong, was eliminated in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2021.

Service fees from NEVs leasing

We generated revenues of $49,002 and $43,015 from leasing NEVs by charging leases service fees during the three months ended December 31, 2022 and 2021, respectively, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu, Changsha and Guangzhou. The amount of services fees for NEVs leasing is based on its product solutions.

Service fees from automobile management and guarantee services and Financing revenues

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements with us in prior periods pursuant to which we provide them post-transaction management services and guarantee services. We had management and guarantee services for over 91 and 197 automobiles during the three months ended December 31, 2022 and 2021, respectively.

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $8,606 from an average monthly number of 37 automobiles and $22,072 from an average monthly number of 69 automobiles during the three months ended December 31, 2022 and 2021, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Other service fees

We generate other revenues such as monthly services commissions from insurance companies and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 65.6%, and 34.4% of revenues from other service fees during the three months ended December 31, 2022, respectively. The commissions from insurance companies and other companies, and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 94.8%, and 5.2% of revenues from other service fees during the three months ended December 31, 2021, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended December 31, 2022, approximately 1.4 million rides with gross fare of approximately $4.4 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $810,295, netting off approximately $0.1 million incentives paid to Active Drivers.

During the three months ended December 31, 2021, approximately 1.5 million rides with gross fare of approximately $5.6 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,017,156, netting off approximately $0.13 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $1,055,103, technical service charges, insurance and other expenses of online ride-hailing platform services of $503,067. Cost of revenues increased by $100,581, or approximately 7%, during the three months ended December 31, 2022 as compared with the same period in 2021, mainly due to the increase of $139,611 in costs of automobiles under operating leases as a result of business expansion, partially offset by the decrease of $39,030 in direct expense and technical service fees of Online Ride-hailing Platform Services due to the decrease in the number of completed orders. During the three months ended December 31, 2022, the costs of automobiles under operating leases of $185,254 was from one of our related parties.

Gross Profit

We had gross profit of $182,750 during the three months ended December 31, 2022 as compared with $202,530 in the same period in 2021. The decrease of $19,780 was mainly due to the decrease in profit in our online ride-hailing platform services and offset by the decrease in loss in our operating lease. The gross profit in our online ride-hailing platform services decreased by $167,831 due to the decrease in the number of completed orders. The gross loss generated from automobile rentals decreased by $128,767 due to the higher average rental income from operating lease. The other revenues with no cost of revenues slightly increased by $19,284 during the three months ended December 31, 2022 as compared with the same period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $2,701,921 for the three months ended December 31, 2021 to $1,385,580 for the three months ended December 31, 2022, representing a decrease of $1,316,341, or approximately 48.7%. The decrease was attributable to that our cost-cutting strategy implemented during the three months ended December 31, 2022. The decrease mainly consists of (1) a decrease of $765,041 in professional service fees such as financial, legal and market consulting. During the three months ended December 31, 2021, the Company incurred a consulting fee of approximately $653,000 for certain market research and business development advisory services; (2) a decrease of $252,182 in salary and employee benefits as the average monthly number of our employee decreased from 198 to 174; (3) a decrease of $187,849 in advertising and promotion for the new online ride-hailing platform services; (4) a decrease of $88,652 in offices expenditure; (5) a slight decrease of $22,617 in other miscellaneous expenses during the three months ended December 31, 2022, as compared with the same period in 2021.

Provision for doubtful accounts

We re-evaluated the possibility of collection of unsettled balances from Jinkailong and a customer we serviced who purchased our automobiles from Yicheng, and provided bad debt expense for the receivables of $123,154 and $3,392, respectively, during the three months ended December 31, 2022, while we provided additional bad debt expense of $6,926 for those receivables from the online ride-hailing drivers we serviced during the three months ended December 31, 2021.

Impairments of Long-lived Assets

We evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life and did not recognize any impairment loss for the three months ended December 31, 2022. While for the three months ended December 31, 2021, we recognized an additional impairment loss of $1,975 for certain right-of-use assets and our own vehicles as property and equipment that could not generate sufficient cash.

Other income, net

For the three months ended December 31, 2022, we had other income, net of $320,151, which primarily consisted of the income of approximately $240,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and miscellaneous income of approximately $80,000. For the three months ended December 31, 2021, we had other income, net, of $97,710, which was mainly the penalty income of from some lessees who failed to perform in accordance with the signed contracts and other miscellaneous service fees.

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended December 31, 2022 was $626, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $12,986, or approximately 95%, as compared with the three months ended December 31, 2021, mainly due to the decreased weighted average number of rendered automobiles during the three months ended December 31, 2022.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended December 31, 2022 was a gain of $30,557 in total as our stock price as of December 31, 2022 was lower than the price on September 30, 2022. The gain consists of a gain of $524 for the warrants issued in our June 2019 registered direct offering, a gain of $1,180 for the warrants issued in our August 2020 underwritten public offering, a gain of $1,952 for the warrants issued in our February 2021 registered direct offering, a gain of $4,974 for the warrants issued in our May 2021 registered direct offering, and a gain of $21,927 for the warrants issued in our November 2021 private placement.

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

Issuance costs for issuing series A convertible preferred stock

Issuance costs for the series A convertible preferred stock in our November 2021 private placement in connection with the placement agent warrants, placement commission and other direct costs were expensed. Total issuance costs charged to expense for the three months ended December 31, 2021 were $821,892. Issuance costs allocated to the series A convertible preferred (Mezzanine Equity) were recorded as a reduction of the share balance.

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the three months ended December 31, 2022, while for the three months ended December 31, 2021, income tax expense of $4,539 mainly represented the provision of enterprise income tax resulting from the taxable income of $18,156 from Hunan Ruixi.

Net income (loss) from continuing operations

As a result of the foregoing, net loss from our continuing operations for the three months ended December 31, 2022 was $986,269, representing a change of $1,272,503 from net income of $286,234 for three months ended December 31, 2021.

Results of Operations for the Nine months ended December 31, 2022 Compared to the Nine months ended December 31, 2021

	For the Nine Months Ended
	December 31,
	2022	2021	Change
	(unaudited)	(unaudited)
Revenues	$6,323,918	$3,152,592	$3,171,326
Cost of revenues	(5,372,370)	(5,378,411)	6,041
Gross profit (loss)	951,548	(2,225,819)	3,177,367
Operating expenses
Selling, general and administrative expenses	(4,832,658)	(7,102,107)	2,269,449
Provision for doubtful accounts	(470,982)	(125,709)	(345,273)
Impairments of inventories	(3,085)	—	(3,085)
Impairments of long-lived assets and goodwill	—	(142,516)	142,516
Total operating expenses	(5,306,725)	(7,370,332)	2,063,607
Loss from operations	(4,355,177)	(9,596,151)	5,240,974
Other income, net	807,276	81,600	725,676
Interest expense	(6,975)	(5,872)	(1,103)
Interest expense on finance leases	(8,927)	(44,369)	35,442
Change in fair value of derivative liabilities	1,641,650	5,185,309	(3,543,659)
Issuance cost incurred for issuing series A convertible preferred stock	—	(821,892)	821,892
Loss before income taxes	(1,922,153)	(5,201,375)	3,279,222
Income tax expenses	—	(4,550)	4,550
Net loss from continuing operations	$(1,922,153)	$(5,205,925)	$3,283,772

Revenues

Revenue for the nine months ended December 31, 2022 increased by $3,171,326, or approximately 101%, as compared with the nine months ended December 31, 2021. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services, as a result of the expansion and our continuous “efficiency – improving” strategy of those two businesses.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2022 and 2021:

	For the
	Nine Months Ended
	December 31,
	2022	2021
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$3,353,400	$1,535,138
- Operating lease revenues from automobile rentals	2,570,959	1,165,625
- Service fees from NEVs leasing	291,675	87,112
- Revenues from sales of automobiles	225,900	—
- Service fees from automobile management and guarantee services	31,659	54,987
- Financing revenues	30,965	86,454
- Service fees from automobile purchase services	21,192	—
- Other service fees	181,050	140,960

Revenue from online ride-hailing platform services	2,970,518	1,617,454
Total Revenue	$6,323,918	$3,152,592

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, sales revenue of automobiles, service fees from automobile management and guarantee services, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 76.7%, 8.7%, 6.7%, 0.9%, 0.9%, 0.6% and 5.5%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2022. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile management and guarantee services and other services fees, which accounted for approximately 75.9%, 5.7%, 5.6%, 3.6%, and 9.2%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2021

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $1,405,334 during the nine months ended December 31, 2022 was due to the increased number of leased automobiles. We leased over 1,600 automobiles with an average monthly rental income of $389 per automobile, resulting in a rental income of $2,570,959, including rental income of $323,321 from one of our related parties, for the nine months ended December 31, 2022. While we leased over 480 automobiles with an average monthly rental income of $475 per automobile, resulting in a rental income of $1,165,625, for the nine months ended December 31, 2021. Meanwhile, the rental income of approximately $0.9 million generated from the rental of approximately 370 automobiles from our former VIE, Jinkailong, was eliminated in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended December 31, 2021.

Service fees from NEVs leasing

We generated revenues of $291,675 and $87,112 from leasing NEVs by charging leases service fees during the nine months ended December 31, 2022 and 2021, respectively, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu, Changsha and Guangzhou. The amount of services fees for NEVs leasing is based on its product solutions. The increase of $204,563 was mainly due to the increase in the number of NEVs we own and lease to drivers.

Sales of automobiles

As we have shifted our business focus to automobile leasing, we sold 41 used- automobiles with income of $225,900 during the nine months ended December 31, 2022. Meanwhile, we had no automobile sold during the nine months ended December 31, 2021.

Service fees from automobile management and guarantee services and Service fees from automobile purchase services

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $23,328 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 130 and 212 automobiles during the nine months ended December 31, 2022 and 2021, respectively.

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 10 automobiles purchase transactions during the nine months ended December 31, 2022 while we had no revenue from automobile purchase services during the nine months ended December 31, 2021.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $30,965 from an average monthly number of 46 automobiles and $86,454 from an average monthly number of 79 automobiles during the nine months ended December 31, 2022 and 2021, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Other service fees

We generate other revenues such as monthly services commissions from insurance companies and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 60.2%, and 39.8% of revenues from other service fees during the nine months ended December 31, 2022, respectively. The commissions from insurance companies and other companies, and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 66.4%, and 33.6% of revenues from other service fees during the nine months ended December 31, 2021, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the nine months ended December 31, 2022, approximately 4.8 million rides with gross fare of approximately $15.7 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,970,518, netting off approximately $0.4 million incentives paid to Active Drivers.

During the nine months ended December 31, 2021, approximately 10.2 million rides with gross fare of approximately $32.2 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,617,454, netting off approximately $3.2 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents the amortization, daily maintenance and insurance expense of automobiles leased to online ride-hailing drivers of $3,245,235, technical service charges, insurance and other expenses of online ride-hailing platform services of $1,820,588 and costs of automobiles sold of $306,547. Cost of revenues slightly decreased by $6,041, during the nine months ended December 31, 2022 as compared with the same period in 2021, mainly due to the decrease of $1,388,577 in direct expense and technical service fees of Online Ride-hailing Platform Services due to the decrease in the number of completed orders, partially offset by the increase of $1,075,989 in costs of automobiles under operating leases as a result of business expansion and $306,547 in costs of automobile sold as the number of automobiles sold increased from 0 to 41. During the nine months ended December 31, 2022, the costs of automobiles under operating leases of $333,756 was from one of our related parties.

Gross Profit (loss)

We had gross profit of $951,548 during the nine months ended December 31, 2022 as compared with the gross loss of $2,225,819 in the same period in 2021. The change of $3,177,367 was mainly due to the increase in profit in our online ride-hailing platform services and operating lease, partially offset by the gross loss of $80,647 from sales of automobiles. We had a gross profit of $1,149,930 in our online ride-hailing platform services during the nine months ended December 31, 2022, which increased by $2,741,641 from a gross loss of $1,591,711 in the same period in 2021. We paid excess driver incentives to attract drivers to our platform during the nine months ended December 31, 2021 based on the historical market strategy and reduced the expenditure in the nine months ended December 31, 2022 in accordance with the market change. The gross profit generated from automobile rentals from operating lease and other revenues with no cost of revenues increased by $516,373 during the nine months ended December 31, 2022 as compared with the same period in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $7,102,107 for the nine months ended December 31, 2021 to $4,832,658 for the nine months ended December 31, 2022, representing a decrease of $2,269,449, or approximately 32%. The decrease was attributable to that our continuous control on costs and streamline expenses during the nine months ended December 31, 2022. The decrease mainly consists of (1) a decrease of $842,895 in advertising and promotion for the new online ride-hailing platform services; (2) a decrease of $823,170 in professional service fees such as financial, legal and market consulting as the Company incurred a consulting fee of approximately $653,000 for certain market research and business development advisory services during the nine months ended December 31, 2021; (3) a decrease of $478,945 in salary and employee benefits as the average monthly number of our employee decreased from 200 to 186; (4) a decrease of $303,060 in offices expenditure; and partially offset by (5) an increase of $92,371 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles; (6) a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement during the nine months ended December 31, 2022, as compared with the same period in 2021.

Provision for doubtful accounts

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and provided bad debt expense for the receivables of $467,590 and $3,392, respectively, against receivables from Jinkailong and an automobile purchaser, during the nine months ended December 31, 2022, while we provided additional bad debt expense of $125,709 for those receivables during the nine months ended December 31, 2021.

Impairments of inventories

For the nine months ended December 31, 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $3,085 for certain automobiles for sale based on their selling price in the market. For the nine months ended December 31, 2021, we did not recognize impairment for inventories.

Impairments of Long-lived Assets and Goodwill

For the nine months ended December 31, 2022 and 2021, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life. We did not recognize any impairment loss for the nine months ended December 31, 2022 while we recognized an impairment loss of $2,936 for certain right-of-use assets and our own vehicles as property and equipment that could not generate sufficient cash and fully recognized impairment of $139,580 against goodwill during the nine months ended December 31, 2021.

Other income, net

For the nine months ended December 31, 2022, we had other income, net of $807,276, which primarily consist of the income of approximately $597,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $210,000. For the nine months ended December 31, 2021, we had other income, net of $81,600, which primarily consist of penalty income of $172,000 from some lessees who failed to perform in accordance with the signed contracts and other miscellaneous non-recurring income, partially offset by fines expense of approximately $90,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses.

Interest Expense on Finance Leases

Interest expense on finance leases for the nine months ended December 31, 2022 was $8,927, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $35,442, or approximately 80%, as compared with the nine months ended December 31, 2021, mainly due to the decreased weighted average number of rendered automobiles during the nine months ended December 31, 2022.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the nine months ended December 31, 2022 was a gain of $1,641,650 in total as our stock price as of December 31, 2022 was lower than the price on March 31, 2022. The gain consists of a gain of $12,220 for the warrants issued in our June 2019 registered direct offering, a gain of $34,526 for the warrants issued in our August 2020 underwritten public offering, a gain of $51,581 for the warrants issued in our February 2021 registered direct offering, a gain of $634,040 for the warrants issued in our May 2021 registered direct offering, and a gain of $909,283 for the warrants issued in our November 2021 private placement.

The change in fair value of derivative liabilities for the nine months ended December 31, 2021 was a gain of $5,185,309 in total, which consists of a gain of $168,230 for the warrants issued in our June 2019 registered direct offering, a gain of $315,393 for the warrants issued in our August 2020 underwritten public offering, a gain of $514,123 for the warrants issued in our February 2021 registered direct offering, a gain of $2,036,440 for the warrants issued in our May 2021 registered direct offering, and a gain of $2,151,123 for the warrants issued in our November 2021 private placement.

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the nine months ended December 31, 2022, while for the nine months ended December 31, 2021, income tax expense of $4,550 mainly represented the provision of enterprise income tax resulting from the taxable income of $18,200 from Hunan Ruixi.

Net loss from continuing operations

As a result of the foregoing, net loss from our continuing operations for the nine months ended December 31, 2022 was $1,922,153, representing a decrease of $3,283,772 from net loss of $5,205,925 for nine months ended December 31, 2021.

Results of Discontinued Operations for the Three months ended December 31, 2021

For the Three months Ended
December 31, 2021
(unaudited)
Revenues	$1,882,930
Cost of revenues	(1,375,818)
Gross profit	507,112
Operating expenses
Selling, general and administrative expenses	(921,071)
Recovery of doubtful accounts	29,256
Impairments of long-lived assets	(6,007)
Total operating expenses	(897,822)
Loss from operations	(390,710)
Other income, net	73,777
Interest expense	(17,115)
Interest expense on finance leases	(84,307)
Loss before income taxes	(418,355)
Income tax expenses	—
Loss from discontinued operations	$(418,355)

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended December 31, 2022.

Revenues

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2021:

For the Three Months Ended
December 31, 2021
(unaudited)
- Operating lease revenues from automobile rentals	$1,436,886
- Commission from an online ride-hailing platform	274,643
- Service fees from automobile management and guarantee services	38,221
- Financing revenues	3,677
- Other service fees	129,503
Total revenues from discontinued operations	$1,882,930

Revenue from discontinued operations mainly included operating lease revenues from automobile rentals, commission from Online Ride-hailing platforms, and other services fees, which accounted for approximately 76.3%, 14.6% and 9.1%, respectively, of the total revenue from discontinued operations during the three months ended December 31, 2021.

Jinkailong generated revenues from leasing its own automobiles, sub-leasing automobiles leased from other companies or from rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Jinkailong leased over 1,550 automobiles with an average monthly rental income of $456 per automobile, resulting in a rental income of $1,436,886, for the three months ended December 31, 2021.

During the three months ended December 31, 2021, Jinkailong earned commissions of $274,643 from Meituan. Meanwhile, Jinkailong earned commissions of approximately $19,000 from XXTX, which was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended December 31, 2021.

Jinkailong had management and guarantee services for over 1,100 automobiles and generated revenues of $38,221 from automobile management and guarantee services during the three months ended December 31, 2021.

Jinkailong generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 31.3% and 68.7% of revenues from services commissions from insurance companies, and other miscellaneous service fees during the three months ended December 31, 2021, respectively.

Cost of Revenues

Cost of revenues represents the amortization and depreciation of $776,187, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers of $599,631 during the three months ended December 31, 2021. Jinkailong leased approximately another 459 automobiles, including approximately 370 from Corenel and Yicheng, to expand leasing scale during the three months ended December 31, 2021. Meanwhile, the rental costs of approximately $0.36 million for automobiles leased from Corenel and Yicheng was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended December 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of $602,966 in salary and employee benefits, $195,529 in office rental and charges, and $122,576 in promotion and other expenses during the three months ended December 31, 2021.

Provision for doubtful accounts

During the three months ended December 31, 2021, Jinkailong recovered allowance for doubtful accounts of $29,256 for receivables as some drivers who postponed the monthly installment at the beginning of year 2021 and repaid them in the nine months ended December 31, 2021 as the online ride-hailing market recovered.

Impairments of Long-lived Assets

For the three months ended December 31, 2021, Jinkailong evaluated the future cash flow of our right-of-use assets and its own vehicles used for operating leases during their remaining useful life and recognized an impairment loss of $6,007 for those assets that could not generate sufficient cash.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended December 31, 2021 was $17,115, resulting from the borrowings from financial institutions. Interest expense on finance leases for the three months ended December 31, 2021 was $84,307, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Net loss from discontinuing operations

As a result of the foregoing, net loss from our discontinued operations for the three months ended December 31, 2021 was $418,355.

Results of Discontinued Operations for the Nine months ended December 31, 2021

For the Nine months Ended
December 31, 2021
(unaudited)
Revenues	$5,096,441
Cost of revenues	(4,295,661)
Gross profit	800,780
Operating expenses
Selling, general and administrative expenses	(2,992,872)
Recovery of doubtful accounts	45,299
Impairments of long-lived assets	(35,609)
Total operating expenses	(2,983,182)
Loss from operations	(2,182,402)
Other expenses, net	71,293
Interest expense	(38,251)
Interest expense on finance leases	(269,397)
Loss before income taxes	(2,418,757)
Income tax expenses	—
Loss from discontinued operations	$(2,418,757)

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended December 31, 2022.

Revenues

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2021:

For the Nine Months Ended
December 31, 2021
(unaudited)
- Operating lease revenues from automobile rentals	$4,274,900
- Commission from an online ride-hailing platform	274,643
- Service fees from automobile management and guarantee services	96,019
- Service fees from NEVs leasing	58,185
- Financing revenues	15,284
- Other service fees	377,410
Total revenues from discontinued operations	$5,096,441

Revenue from discontinued operations mainly included operating lease revenues from automobile rentals, commission from Online Ride-hailing platforms, service fees from automobile management and guarantee services, and other services fees, which accounted for approximately 83.9%, 5.4%, 1.9% and 8.8%, respectively, of the total revenue from discontinued operations during the nine months ended December 31, 2021.

Jinkailong leased over 1,600 automobiles with an average monthly rental income of $430 per automobile, resulting in a rental income of $4,274,900, for the nine months ended December 31, 2021. Jinkailong generated revenues of $96,019 and $58,185 from providing management and guarantee services, and from leasing NEVs by charging leases service fees for over 1,100 automobiles during the nine months ended December 31, 2021, respectively.

During the nine months ended December 31, 2021, Jinkailong earned commissions of $274,643 from Meituan. Meanwhile, Jinkailong earned commissions of approximately $0.52 million from XXTX, which was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended December 31, 2021.

Jinkailong also generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 53.1% and 46.9% of revenues from services commissions from insurance companies, and other miscellaneous service fees during the nine months ended December 31, 2021, respectively.

Cost of Revenues

Cost of revenues represents the amortization and depreciation of $2,245,354, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers of $2,050,307 during the nine months ended December 31, 2021. Jinkailong leased approximately another 459 automobiles, including 370 from Corenel and Yicheng, to expand leasing scale during the nine months ended December 31, 2021. Meanwhile, the rental costs of approximately $0.9 million belong to Corenel and Yicheng was eliminated in the loss of discontinued operations of the unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended December 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of $1,635,082 in salary and employee benefits, $560,449 in office rental and charges, $395,398 in amortization of rendered automobiles which were rendered to Jinkailong but have not been sub-leased, and $173,018 in advertising and promotion, during the nine months ended December 31, 2021.

Recovery of doubtful accounts

During the nine months ended December 31, 2021, Jinkailong recovered allowance for doubtful accounts of $45,299 for receivables as some drivers who postponed the monthly installment at the beginning of year 2021 and repaid them in the nine months ended December 31, 2021 as the online ride-hailing market recovered.

Impairments of Long-lived Assets

For the nine months ended December 31, 2021, Jinkailong evaluated the future cash flow of our right-of-use assets and its own vehicles used for operating leases during their remaining useful life and recognized an impairment loss of $35,609 for those assets that could not generate sufficient cash.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the nine months ended December 31, 2021 was $38,251, resulting from the borrowings from financial institutions. Interest expense on finance leases for the three months ended December 31, 2021 was $269,397, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Net loss from our discontinuing operations

As a result of the foregoing, net loss from our discontinued operations for the nine months ended December 31, 2021 was $2,418,757.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,537,609 as of December 31, 2022 as compared to $1,185,221 as of March 31, 2022 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $1.9 million for the nine months ended December 31, 2022; (2) accumulated deficit of approximately $36.3 million as of December 31, 2022; (3) the working capital deficit of approximately $0.8 million as of December 31, 2022; and (4) the potential purchase commitment of approximately $2.4 million. As of the date of filing of this unaudited condensed consolidated financial statements, we have entered into two purchase contracts with two automobile dealers to purchase a total of 300 automobiles in the amount of approximately $4.7 million, of which, 100 automobiles of approximately $1.6 million have been purchased in cash and delivered to the Company, and approximately $0.3 million has been remitted as purchase deposit. The remaining purchase commitment of approximately $2.4 million of which approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions, and approximately $0.8 million shall be remit in installment to be due by the end of March 31, 2023.

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

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the filing date of this Report, if we are unable to obtain additional financing. In addition, the maximum contingent liabilities for automobile purchasers we would be exposed to was approximately $0.47 million as of December 31, 2022, assuming all the automobile purchasers were in default. However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) the impact of the COVID-19 pandemic on our business and areas of operations in China, (ii) changes in the demand for our services, (iii) PRC government policies, (iv) economic conditions in China and worldwide, (v) competitive pricing in the automobile transaction and related service and ride-hailing industries, (vi) changes in our relationships with key business partners, (vii) that financial institutions in China may not able to provide continued financial support to our customers, and (viii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Nine Months Ended
	December 31,
	2022	2021
	(unaudited)	(unaudited)
Net Cash Provided by (Used in) Operating Activities	$249,287	$(6,459,172)
Net Cash Provided by (Used in) Investing Activities	287,146	(3,538,102)
Net Cash Provided by (Used in) Financing Activities	(101,372)	8,177,287
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(82,673)	173,623
Cash and Cash Equivalents at Beginning of Period	1,185,221	4,448,075
Cash and Cash Equivalents at End of Period	1,537,609	2,801,711
Less: Cash and cash equivalents from discontinued operations	—	833,060
Cash and cash equivalents from continuing operations, end of period	$1,537,609	$1,968,651

Cash Flow in Operating Activities

For the nine months ended December 31, 2022, net cash provided by operating activities was $249,2870. While for the nine months ended December 31, 2021, net cash used in operating activities was $6,459,172, which consists of $6,875,694 used in continuing operations and $416,522 provided by discontinued operations.

The total net cash provided by operating activities from continuing operations primarily comprised of the revenue received of $6,528,262, and the net collection of $187,695 on automobiles used for financial lease to be collected within the lease terms, partially offset by the payment of salary and employee benefits of $1,647,926, maintenance fees, insurance and other costs for automobiles and related transactions of $4,070,055, and other operating costs of $748,689. The change of $7,124,981 in net cash provided by operating activities from continuing operations for the nine months ended December 31, 2022 was primarily attributable to (1) increase of $3,283,772 in net income; (2) increase of $3,543,659 in change in fair value of derivative liabilities; (3) increase of $1,304,505 in the change of accrued expenses and other liabilities; (4) increase of $432,222 in the change of prepayments, other receivables and other assets; (5) increase of $415,861 in the change of inventories, and partially offset by (6) issuance cost incurred for issuing series A convertible preferred stock of $821,892; (7) stock compensation expense of $653,000, and (8) gain on disposal of long-lived assets of $596,564.

For the nine months ended December 31, 2021, net cash used in operating activities from discontinued operation was primarily the payment to investors of the discontinued P2P platform of $1.7 million, offset by the net cash inflow of approximately $2.1 million for nine months ended December 31, 2021.

Cash Flow in Investing Activities

For the nine months ended December 31, 2022, we had net cash provided by investing activities of $287,146. The majority net cash provided by investing was for the proceeds from sales of the used-automobiles and rendered automobiles and offset by the expenditures on the licenses of online ride-hailing platforms in different cities in China and purchase of automobiles for operating lease purpose.

For the nine months ended December 31, 2021, we had net cash used in investing activities of $3,538,102, which consisted of $3,560,688 used in continuing operations and offset by $22,586 provided by discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose.

Cash Flow in Financing Activities

For the nine months ended December 31, 2022, we had net cash used in financing activities of $101,372, which primarily consisted of: (1) principal payments made for finance lease liabilities of $349,140, (2) repayments of current borrowings from a financial institution of $111,615, partially offset by (3) repayment from related parties and affiliates of $359,383.

For the nine months ended December 31, 2021, we had net cash provided by financing activities of $8,177,287, which consisted of $9,617,206 from continuing operations and offset by $1,439,919 used in discontinued operations. The net cash provided by financing activities from continuing operations primarily consisted of: (1) total net proceeds of approximately $5.8 million from our registered public offering in May 2021, approximately $4.4 million from our private placement in November 2021, and $22,015 from exercised warrants from investors, respectively; (2) borrowings from a financial institution of $534,112; (3) repayment from related parties and affiliates of $15,546, partially offset by (4) principal payments made for finance lease liabilities of $333,480, (5) loan to related parties of $232,751; and (6) repayments of current borrowings from financial institutions of $529,226.

For the nine months ended December 31, 2021, net cash used in financing activities from discontinued operations primarily consisted of: (1) principal payments made for finance lease liabilities of $1,660,597; offset by (2) borrowings from a financial institution of $159,665, and (3) borrowings from related parties and affiliates $61,013.

Off-Balance Sheet Arrangements

As of the date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

On February 22, 2021, we entered into one purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.2 million. Pursuant to the contract, we are required to purchase 100 automobiles in cash with the amount of approximately $1.6 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.6 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of filing of this unaudited condensed consolidated financial statements, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. As we are in process of getting approval from the dealer’s designated financial institutions in financing the 100 automobiles’ purchase, there is no clear timing schedule for completing the remaining purchase commitment with this automobile dealer. However, we expect the purchase to be completed by June 30, 2023.

On September 23, 2022, we entered into another purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million, of which approximately $0.7 million has been remitted as purchase prepayments, and we expect to fulfill the purchase commitment before March 31, 2023.

●	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of December 31, 2022, the maximum contingent liabilities we would be exposed to was approximately $47,000, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $4.8 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $507,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2022, our pricing interest rate is 6.0% per annum.

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

For the three and nine months ended December 31, 2022, we did not record impairment against goodwill. For the three and nine months ended December 31, 2021, we recorded an impairment of $0 and $139,580 against goodwill, respectively.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 14, 2023	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2023	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)