Form 10-K
period 2023-03-31
Senmiao Technology Ltd
filed 2023-07-13
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 30, 2022, was approximately $5,771,347. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 10, 2023, there were 7,993,040 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SENMIAO TECHNOLOGY LIMITED

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“China” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;
●	“Corenel” refers to Chengdu Corenel Technology Limited, a PRC limited liability company and wholly owned subsidiary of Senmiao Consulting;
●	“Hunan Ruixi” refers to Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;
●	“Jiekai” refers to Chengdu Jiekai Technology Ltd., a PRC limited liability company in China and a majority owned subsidiary of Corenel;
●	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., our former variable interest entity, a PRC limited liability company with 35% equity interest held by Hunan Ruixi;
●	“Operating Entities” refers to Corenel, Hunan Ruixi, Jiekai, Senmiao Consulting, XXTX and Yicheng;
●	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;
●	“RMB” and “Renminbi” refer to the legal currency of China;
●	“Senmiao” refers to Senmiao Technology Limited;
●	“Senmiao Group,” “we,” “us,” “the Company”, “our company” and “our” refer to Senmiao Technology Limited., its subsidiaries and its former consolidated variable interest entities;
●	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd.;
●	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., a PRC limited liability company, the majority owned subsidiary of Senmiao Consulting and our former variable interest entity in China;
●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;
●	“XXTX” refers to Hunan Xixingtianxia Technology Co., Ltd. and its subsidiaries, a PRC limited liability company and wholly owned subsidiary of Senmiao Consulting;
●	“Yicheng” refers to Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company and our wholly owned subsidiary in China; and
●	“Youlu” refers to Chengdu Youlu Technology Ltd. (“Youlu”), our former variable interest entity in China.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to expand our automobile transaction and related services business and our online ride-hailing platform services business in China;
●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
●	the regulations and the impact by public health epidemics in China on the industries we operate in and our business, results of operations and financial condition;
●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
●	the growth or lack of growth of China’s online ride-hailing, automobile financing and leasing industries;
●	taxes and other incentives or disincentives related to car purchases and ownership;
●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
●	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;
●	our expectations regarding demand for and market acceptance of our products and services;
●	our expectations regarding our customer base;
●	our plans to invest in our automobile transaction and related services business and our online ride-hailing platform services business;
●	our ability to maintain positive relationships with our business partners;
●	competition in the online ride-hailing, automobile financing and leasing industries in China;
●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

Overview

Senmiao is not a Chinese operating company but a U.S. holding company incorporated in the State of Nevada on June 8, 2017. As a holding company with no material operations of its own, Senmiao conducts a substantial majority of its operations through its operating entities established in the PRC, including its subsidiaries and former variable interest entities (“VIEs”). Senmiao received the economic benefits of its former VIEs’ business operations through certain contractual arrangements. The VIE structure was used to allow non-Chinese companies to consolidate the financial statements of the China-based companies where Chinese law prohibits or restricts direct foreign investment in the operating companies, and that investors may never directly hold equity interests in the Chinese operating entities. However, Senmiao has terminated all its VIE Agreements and has no VIEs in its consolidation scope for its financial statements since March 31, 2022.

Since November 2018, we have been providing automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through our wholly owned subsidiaries, Yicheng, Corenel and Jiekai, and our majority owned subsidiary, Hunan Ruixi, and its equity investee company and former VIE, Jinkailong. Since October 2020, we have been operating an online ride-hailing platform through XXTX, which is a wholly owned subsidiary of Senmiao Consulting. XXTX’s platform enables qualified ride-hailing drivers to provide transportation services mainly in Chengdu, Changsha, Guangzhou and other 23 cities in China as of the date of this Report. Our business includes Automobile Transaction and Related Services (as defined hereinbelow) and Online Ride-hailing Platform Services, which constituted a series of services as follows:

Automobile Transactions and Related Services

Our automobile transaction and related services (the “Automobile Transaction and Related Services”) are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) service fees from new energy vehicles (“NEVs”) leasing, automobile purchase and management services where we charge NEVs lessees or automobile purchasers for a series of the services provided to them throughout the leasing or purchase process based on the chosen product solutions, such as ride-hailing driver training, assisting with a series of administrative procedures and other consulting services (the “Purchase and NEVs Services”); (iii) automobile sales where we sell new purchased or used cars to our customers (the “Auto Sales”); (iv) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (v) auto management and guarantee services provided to online ride-hailing drivers after the delivery of automobiles (the “Auto Management and Guarantee Services”); and (vi) other supporting services provided to online ride-hailing drivers. Our Operating Entities started the Purchase and NEVs Services, Auto Management and Guarantee Services, and other supporting services in November 2018, the Auto Sales in January 2019, and Auto Operating Leasing and Auto Financing in March 2019, respectively.

The following chart illustrates the constitution of our automobile transactions and related services:

Auto Operating Leasing

We, through our subsidiaries, Hunan Ruixi, Corenel, Jiekai and former VIE, Jinkailong (the “Auto Business Entities”) in China, have generated revenue since March 2019 from operating lease services, where the Auto Business Entities lease their own automobiles, sublease automobiles leased from third-parties or rendered from certain online ride-hailing drivers they served before with their authorization, to other individuals, including new online ride-hailing drivers, for a lease term of no more than twelve months. Due to the intense competition and the COVID-19 pandemic, as of March 31, 2022, approximately 1,327 historical online ride-hailing drivers have exited the online ride-hailing business and rendered their automobiles to Hunan Ruixi and Jinkailong. We have shifted our business focus to automobile leasing in accordance with the change of market condition and industry development. Hunan Ruixi is and Jinkailong was authorized to sublease or sell these drivers’ automobiles in order to offset the repayments those drivers owed to us and the financial institutions. We also purchase and lease NEVs for subleasing with rental periods of twelve months or less. Excluding Jinkailong, our other Auto Business Entities leased over 1,800 automobiles with an average monthly rental income of approximately $478 per automobile for the year ended March 31, 2023.

Purchase and NEVs Services

Our Auto Business Entities charge lease service fees to lessees who rent NEVs from us, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu and Changsha. We also charge automobile purchasers services fees for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing and purchase is based on the product solutions. Excluding Jinkailong, our other Auto Business Entities had revenue of services of $350,510 from NEVs leasing and $33,585 from automobile purchase, for the year ended March 31, 2023, respectively.

Auto Management and Guarantee Services

The management and guarantee services of Hunan Ruixi are provided to online ride-hailing drivers after the delivery of automobiles, covering (i) management services including, without limitation, ride-hailing driver training, assisting with purchase of insurances, insurance claims and after-sale automobile services, handling traffic violations and other consulting services; and (ii) guarantee services for the obligations of online ride-hailing drivers under their financing arrangement with financial institutions. The management and guarantee fees of Hunan Ruixi are and the management and guarantee fees of Jinkailong were based on the costs of our services and the results of our credit assessment of the automobile purchasers. Excluding Jinkailong, our other Auto Business Entities had revenue of $40,158 for the year ended March 31, 2023.

As of March 31, 2023, the maximum contingent liabilities Hunan Ruixi would be exposed to, was approximately $10,000, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities.

Auto Sales

Our Auto Business Entities are also engaged in the sales of automobiles through Hunan Ruixi and our former VIE, Jinkailong. Excluding Jinkailong, our other Auto Business Entities sold one new and 42 used automobiles, resulting in income of $243,065 during the year ended March 31, 2023.

Auto Financing

Hunan Ruixi began offering auto financing services in March 2019. In a self-operated financing transaction, Hunan Ruixi is a lessor and a customer (i.e., online ride-hailing driver) is a lessee. Hunan Ruixi offers to the customer a selection of automobiles that were purchased by Hunan Ruixi in advance. The customer will choose the desirable automobile to be purchased and enter into a financing lease with Hunan Ruixi. During the term of the financing lease, the customer will have use rights with respect to the automobile. Hunan Ruixi will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the customer will pay a minimal price and obtain full title of the automobile after the financing lease is repaid in full. In connection with the financing lease, the customer will enter into a service agreement with Hunan Ruixi. We recognized a total interest income of $41,738 for the year ended March 31, 2023.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2023, the Auto Business Entities have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $24.4 million, sold an aggregate of 1,466 automobiles with a total value of approximately $14.1 million and delivered approximately 2,936 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 144 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

Ride-Hailing Platform Services

As part of our goal to provide an all-solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we, through XXTX, began operating an online ride-hailing platform (called Xixingtianxia) in Chengdu. Our ride hailing platform enables qualified ride-hailing drivers to provide application-based transportation services in China. XXTX holds a national online reservation taxi operating license. The platform is presently servicing ride-hailing drivers in 26 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. XXTX currently collaborates with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under the collaboration, when a rider searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms, in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider (the “Online Ride-hailing Platform Services”). XXTX settles its commissions with the aggregation platforms on a weekly basis.

The following chart illustrates our typical process of our ride-hailing platform services:

The acquisition of XXTX has brought us a new stream of revenue and helped achieve our goal of providing an all-encompassing solution for online ride-hailing drivers. During the year ended March 31, 2023, approximately 6.1 million rides with gross fare of approximately $19.9 million were completed through Xixingtianxia and an average of over 5,100 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the year ended March 31, 2023, we earned online ride-hailing platform service fees of approximately $3.7 million, after netting off approximately $0.5 million incentives paid to Active Drivers.

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

On November 21, 2018, Senmiao entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi, pursuant to which Senmiao acquired an aggregate of 60% of the equity interest of Hunan Ruixi with a consideration of zero. Senmiao closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. As of the date of this Report, Senmiao has made the full cash contributions (in the aggregate amount of $6,000,000) to Hunan Ruixi. Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively.

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

In May 2019, Senmiao formed its wholly owned subsidiary, Yicheng, with a registered capital of $50 million in Chengdu City, Sichuan Province, China. Yicheng obtained its business licenses for automobiles sale and has engaged in the sales of automobiles since June 2019. Yicheng used to have a license of financial leasing, which was terminated since June 2022. As of the date of this Report, Senmiao has made contributions in an aggregate amount of $5,750,000 to Yicheng.

On September 11, 2020, Senmiao Consulting entered into an Investment Agreement relating to XXTX with all the original shareholders of XXTX, pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.5 million) in XXTX in cash and obtain 51% equity interest accordingly. As of the date of this Report, the Company had remit approximately full amount of investment to XXTX pertained to above mentioned XXTX Investment Agreement. On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all the shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.40 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.36 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the date of this Report, the

Company had remitted approximately RMB36.60 million ($5.33 million) to XXTX pertained to above mentioned XXTX Increase Investment Agreement.

On October 22, 2021, the Company, Senmiao Consulting, XXTX and its other shareholders further entered into a Share Swap Agreement (the “Share Swap Agreement”), pursuant to which the Company, through Senmiao Consulting, purchased all of the remaining equity interests the original shareholders held in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the Share Swap Agreement. On November 9, 2021, the issuance of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders was completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting.

As of the date of this Report, Senmiao Consulting has made a cumulative capital contribution of RMB39.76 million (approximately $5.79 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of the date of this Report, XXTX had seven wholly owned subsidiaries and two of them have operations.

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

Our Corporate Structure

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investment as of the date of this Report:

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, please refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 8, 2021. According to Sichuan Senmiao VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao, and the financial statements of Sichuan Senmiao are consolidated in the accompanying consolidated financial statements. On March 23, 2022, Senmiao Consulting and other shareholders holding 94.5% equity interests of Sichuan Senmiao terminated the Sichuan Senmiao VIE Agreements and purchased Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination and equity transaction had no significant impact on the consolidated financial statements.

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above shall be terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of March 31, 2023 and 2022, the parties no longer maintained a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, we no longer have a controlling financial interest in Jinkailong and have determined that Jinkailong was deconsolidated from our consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is our equity investee company since then. As of March 31, 2023, the paid-in capital of Jinkailong was zero.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The term of Youlu is similar to the VIE Agreements with Sichuan Senmiao as described above. According to the VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination had no significant impact on our consolidated financial statements.

Recent Developments

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

Actual and Potential Impact of Coronavirus (COVID-19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of March 31, 2023, 108 online ride-hailing drivers Hunan Ruixi serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for doubtful accounts of approximately $378,941 for them. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the year ended March 31, 2023, the number of newly rendered automobiles decreased to 8 as compared with 25 during the year ended March 31, 2022. Meanwhile, over 1,200 online ride-hailing drivers rendered their automobiles to Jinkailong as of March 31, 2023. However, our daily cash flow will be adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow has been adversely impacted by local resurgences of COVID 19 in Chengdu, Changsha and Guangzhou while China kept applying the zero-COVID policy control and prevention measures especially from September to November 2022, which had negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

Impact on the Ride-Hailing Platform Services

XXTX commenced the operation of its online ride-hailing platform since late October 2020 and have witnessed the decrease in online ride-hailing orders in July 2021, November 2021, February 2022, September 2022 and December 2022, when Chengdu, Changsha and Guangzhou reported several confirmed COVID-19 cases, the local government usually ensured concrete and effective measures to fight against the resurgence, including suspending some traffic activities in certain medium-risk and high-risk areas. Fewer people took ride-hailing trips as a result and the average daily rides completed through our platform decreased and our income increased accordingly. The average daily rides completed through our platform decreased by approximately 20% to 30% compared to that before the reporting of the new COVID-19 cases in these cities and recovered one to two weeks later as the new confirmed cases were fully under control. Furthermore, the online ride-hailing services in Chengdu was temporally suspended by the Municipal Communications Commission of Chengdu from September 1 to September 18, 2022, when Chengdu reported accumulated over 1,000 COVID-19 cases since late August 2022. We also had no income from the online ride-hailing platform services in Chengdu during those periods. The total number of rides completed through our platform in September 2022 decreased by approximately 35% compared with the prior months. Consequently, the income of our Automobile Transaction and Related Services customers who ran their business through the online ride-hailing platforms also decreased during this period.

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

Our Auto Business Entities acquire customers through the network of third-party sales teams, cooperated lease companies and our own efforts including online advertising and billboard advertising. Our operating entities also send out fliers and participate in trade shows to advertise our services. During the year ended March 31, 2023, we have serviced over 7,000 customers, including approximately 4,000 customers of Jinkailong, for our Automobile Transaction and Related Services. During the year ended March 31, 2023, approximately 6.1 million rides with gross fare of approximately $19.9 million were completed through our platform orders.

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

Our Operating Entities conduct an initial screening when they receive an application from a prospective automobile buyer/lessee based on credit reports from People’s Bank of China (the “PBOC”) and third party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. An automobile buyer/lessee must meet the following preliminary criteria:

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

Post-Financing Services and Collection Monitor

Our Auto Business Entities’ post financing management department is in charge of monitoring and managing monthly payments by the purchaser/lessee. Our Auto Business Entities send text messages and make phone calls as reminders three business days prior to the payment due date. If a purchaser/lessee fails to pay on the due date, our Auto Business Entities will pay the financial institution on behalf of the defaulted automobile purchaser but continue to contact the automobile purchaser and request for payments. If the delinquency continues for more than 15 days, our Auto Business Entities then seek to repossess the car. Every car purchased or leased through us has a GPS device installed, which helps us locate the car. Our Drivers & Automobile Management and Services department also monitor the daily gross income of our served online ride-hailing drivers through our cooperated online ride-hailing platforms as well as trace the location of each car at least once a week. If there is any indicator such as the driver’s daily income is far behind the average level or the trajectory is unusual, our Drivers & Automobile Management and Services department shall contact the driver immediately and repose the car if necessary. After a car is repossessed, our Auto Business Entities store it in a warehouse and later re-lease it to new customers or dispose of the automobile in accordance with law and relevant financing documents. If our Auto Business Entities are unable to repossess collateral from a delinquent automobile purchaser/lessee, they may commence a lawsuit against such purchaser/lessee.

Competition

The online ride-hailing industry in China is large and evolving. There were approximately 300 automobile financing and leasing companies that provide automobile purchasing and leasing services to online ride-hailing drivers in Chengdu and Changsha City as of

June 2023. We face significant competition primarily from companies that operate in Chengdu City, such as Sichuan Hengchuang Times Automobile Serving Co., Ltd., and Changsha Huolongguo Automobile Leasing Co., Ltd.

Meanwhile, Didi Chuxing Technology Co., Ltd. (“Didi”) takes over 80% market share of the online ride-hailing platforms in China according to the public information. We choose to cooperate with well-known aggregation platforms to commence our online ride-hailing platform business rather than competing with Didi directly. As of June 2023, there were over 110 companies who operate their own online ride-hailing platforms and have established business relationships with Gaode in Chengdu, Changsha and Guangzhou, our major operation cities and are engaged in the same business as ours. We face significant competition primarily from platforms that have operation in Chengdu and Changsha City, such as Caocao, Robotaxi and Feima Chuxing. We expect to have more cooperation with other aggregation platforms in the online ride-hailing industries to have more competitive advantage in the industry.

Many of our competitors are well-capitalized and offer discounted services, driver incentives, consumer discounts and promotions, innovative service and product offerings, and alternative pricing models, which may be more attractive to consumers than those that we offer. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger driver and consumer bases in a particular geographic market. In addition, our competitors in certain geographic markets enjoy substantial competitive advantages such as greater brand recognition, longer operating histories, better localized knowledge, and more supportive regulatory regimes. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our products or offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.

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

The Ministry of Public Security of the People’s Republic of China (the “MPS”) has promulgated measures that prohibit use of the Internet in ways that, among other things, result in leaks of government secrets or the spread of socially destabilizing content. The MPS and its local counterparts have authority to supervise and inspect domestic websites to carry out its measures. Internet information service providers that violate these measures may have their licenses revoked and their websites shut down.

Cybersecurity and Information Security

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

The PRC government regulates the security and confidentiality of Internet users’ information. The Administrative Measures on Internet Information Service, the Regulations on Technical Measures of Internet Security Protection and the Provisions on Protecting Personal Information of Telecommunication and Internet Users, which were issued on July 16, 2013 by the General Office of the Ministry of Transport (the “MIIT”), set forth strict requirements to protect personal information of Internet users and require Internet information service providers to maintain adequate systems to protect the security of such information. Personal information collected must be used only in connection with the services provided by the Internet information service provider. Moreover, the Rules for Regulating the Order in the Market for Internet Information Service also protect Internet users’ personal information by (i) prohibiting Internet information service providers from unauthorized collection, disclosure or use of their users’ personal information and (ii) requiring Internet information service providers to take measures to safeguard their users’ personal information. In December 2012, the Standing Committee of the National People’s Congress (the “SCNPC”) passed the Decision on Strengthening Internet Information

Protection, which provides that all Internet service providers in China, including Internet information service providers, must require that their users provide identification information before entering into service agreements or providing services.

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

Besides, mobile internet applications and the internet application store are specifically regulated by the Administrative Provisions on Mobile Internet Application Information Services (the “Mobile Application Administrative Provisions”) which were promulgated by the Cyberspace Administration of China (the “CAC”) on June 28, 2016 and effective on August 1, 2016 and amended on August 1, 2022. Pursuant to the Mobile Application Administrative Provisions, application information service providers shall obtain the relevant qualifications prescribed by laws and regulations, strictly implement their information security management responsibilities and carry out certain duties, including user real name authentication, establish and complete user information security protection mechanism and information content inspection and management mechanisms, protect users’ right to know and right to choose in the process of usage. Furthermore, internet application store service providers and internet application information service providers shall sign service agreements to determinate both sides’ rights and obligations.

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

On April 11, 2017, the CAC announced the Measures for the Security Assessment of Personal Information and Important Data to be Transmitted Abroad (consultation draft) (the “Consultation Draft of Security Assessment Measures”). The Consultation Draft of Security Assessment Measures requires network operators to conduct security assessments and obtain consents from owners of personal information prior to transmitting personal information and other important data abroad. Moreover, under the Consultation Draft of Security Assessment Measures, the network operators are required to apply to the relevant regulatory authorities for security assessments under several circumstances.

On November 28, 2019, the Secretary Bureau of the CAC, the General Office of the MIIT, the General Office of the MPS and the General Office of the State Market Supervision and Administration (the “MSA”) jointly issued the Notice on Measures for Determining the Illegal Collection and Use of Personal Information through Mobile Applications, which aims to provide reference for supervision and administration departments of the PRC government and provide guidance for mobile applications operators’ self-examination and self-correction and social supervision by avid internet users (so called “netizens”), and further elaborates the forms of behavior constituting the illegal collection and use of personal information through mobile applications including: (i) failing to publish the rules on the collection and use of personal information; (ii) failing to explicitly explain the purposes, methods and scope of the collection and use of personal information; (iii) collecting and using personal information without the users’ consent; (iv) collecting personal information unrelated to the services the collector of the information provided and beyond the necessary principle of such services; (v) providing personal information to others without the users’ consent; (vi) failing to provide the function of deleting or correcting personal information according to PRC laws or failing to publish information such as ways for internet users to file complaints and reports.

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

Personal Information Protection

The Several Provisions on Regulating the Market Order of Internet Information Services, issued by the MIIT on December 29, 2011 and effective on March 15, 2012, stipulate that internet information service providers may not collect any user personal information or provide any such information to third parties without the consent of a user, unless otherwise stipulated by laws and administrative regulations. “User Personal information” is defined as information relevant to the users that can lead to the recognition of the identity of the users independently or in combination with other information. An internet information service provider must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information as necessary for the provision of its services. An internet information service provider is also required to properly store user personal information, and in case of any leak or likely leak of the user personal information, the internet information service provider must take immediate remedial measures and, in severe circumstances, make an immediate report to the telecommunications regulatory authority.

The Decision on Strengthening the Protection of Online Information, issued by the SCNPC on December 28, 2012, and the Order for the Protection of Telecommunication and Internet User Personal Information, issued by the MIIT on July 16, 2013, stipulate that any collection and use of user personal information must be subject to the consent of the user, abide by the principles of legality, rationality and necessity and be within the specified purposes, methods and scope. An internet information service provider must also keep such information strictly confidential, and is further prohibited from divulging, tampering with or destroying any such information, or selling or proving such information to other parties. An internet information service provider is required to take technical and other measures to prevent the collected personal information from any unauthorized disclosure, damage or loss. Any violation of the above decision or order may subject the internet information service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancelation of filings, closedown of websites or even criminal liabilities.

With respect to the security of information collected and used by mobile apps, pursuant to the Announcement of Conducting Special Supervision against the Illegal Collection and Use of Personal Information by Apps, which was issued by the CAC, the MIIT, the Ministry of Public Security, and the State Administration for Market Regulation on January 23, 2019, app operators shall collect and use personal information in compliance with the Cybersecurity Law and shall be responsible for the security of personal information obtained from users and take effective measures to strengthen personal information protection. Furthermore, app operators shall not force their users to make authorization by means of default settings, bundling, suspending installation or use of the app or other similar means and shall not collect personal information in violation of laws, regulations or breach of user agreements. Such regulatory requirements were emphasized by the Notice on the Special Rectification of Apps Infringing upon User’s Personal Rights and Interests, which was issued by MIIT on October 31, 2019. On November 28, 2019, the CAC, the MIIT, the Ministry of Public Security and the State Administration for Market Regulation jointly issued the Methods of Identifying Illegal Acts of Apps to Collect and Use Personal Information. This regulation further illustrates certain commonly seen illegal practices of app operators in terms of personal information protection.

On March 12, 2021, the Secretary Bureau of the CAC, the General Office of the MIIT, the General Office of the MPS and the General Office of the MSA jointly issued the Provision on Scope of Necessary Personal Information for Common Types of Mobile Internet Applications, which prescribed the scope of necessary personal information that may be collected by common applications, include map navigation applications, online car booking applications and other 37 common applications. For online car booking applications, the necessary personal information includes cell phone numbers of registered users; rider’s departure place, arrival place, location information, travel track and payment information such as payment time, payment amount and payment channel. Applications shall not deny users’ access to the basic functional services if the users do not agree to provide personal information outside those necessary ones.

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

In order to manage the rapidly growing online ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport (the “MOT”), jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services , which was amended on December 28, 2019 and November 30, 2022, which legalizes online ride-hailing services such as XXTX and requires the online ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses and take full responsibility of the ride services to ensure the safety of riders. According to the Interim Measures, (i) the competent transport department of the State Council shall be responsible for guiding the administration of online ride hailing services nationwide, (ii) the competent transport department of the government of a province or an autonomous region shall be responsible for guiding the administration of online ride hailing services within its respective administrative region, and (iii) the competent transport department of a municipality directly under the central government, a city divided into districts, a county, or other competent administrative department designated by the government shall be responsible for the specific administration of online ride hailing service. Before carrying out online ride hailing services, an online ride hailing service platform must obtain a permit for the online ride hailing business and complete the record filing of internet information services with the provincial communications administration in the place of its enterprise registration. Such platform must be capable of exchanging and processing the relevant information and data with its servers located within the PRC, establish a sound operational management system, work safety management system and service quality assurance system, and fulfill other conditions as prescribed. Platforms that conduct the online ride hailing business without obtaining the necessary permit may be subject to an order of correction, a warning by the local authority, a fine of RMB10,000 (approximately US$1,456) to RMB30,000 (approximately US$4,370), or even criminal liabilities if a violation constitutes a crime. Vehicles used for online ride hailing services must also satisfy certain conditions in order to obtain the transportation permit for vehicles used for online ride hailing services, including, among others, installation of satellite navigation system and emergency alarm devices, and meeting certain operational safety criteria. The Interim Measures also impose certain requirements on drivers engaged in online ride hailing services, including, among others, a driving experience of more than three years and no transport or driving related or violent criminal offense or violent crime record. Drivers must meet the prescribed conditions and pass the relevant exams before they can obtain the driver’s license for online ride hailing services. Platforms may be subject to an order of correction and a fine of RMB5,000 (approximately US$728) to RMB10,000 (approximately US$1,456), and in severe cases a fine of RMB10,000 (approximately US$1,456) to RMB30,000 (approximately US$4,370), if the relevant vehicle or driver providing the online ride hailing services has not obtained the applicable permit. Furthermore, the Interim Measures also provide that competent local governmental authorities may formulate detailed implementing rules for their respective regions in accordance with the Interim Measures and in light of local conditions.

Following the promulgation of the Interim Measures, various local governmental authorities have promulgated implementing rules to further stipulate the detailed requirements for online ride hailing service platforms, vehicles and drivers, including the major cities of our operations. On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the Implementation Rules for the Administration of Taxi Management Services for Chengdu Network, which was replace by the one promulgated on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued guidelines on compliance requirements for online ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. On November 28, 2016, Guangzhou Municipal People’s Government promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019. On July 23, 2018, the General Office of Changsha Municipal People’s Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha”. On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi”. According to these regulations and guidelines, three licenses or certificates are required for operating the online ride-hailing business: (1)  online ride-hailing service platforms such as XXTX is required to obtain the online reservation taxi operating license; (2)  automobiles used for online ride-hailing are required to obtain the online reservation taxi transport certificate (the “automobile certificate”); (3)  online ride-hailing drivers are required obtain the online reservation taxi driver’s license (the “driver’s license”). Those regulations also stipulate a series of detailed requirements for the online ride-hailing platforms, drivers and automobiles in different cities.

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the local online reservation taxi operating license in Chengdu, Changsha, and Guangzhou, the three major cities, and other 25 cities from April 2020 to June 2023, issued by local authorities, to operate the online ride-hailing platform services. Without a requisite automobile certificate or driver’s license, ride-hailing drivers may be suspended from providing online ride-hailing services, their illegal income may be confiscated and they may be subject to fines amounting to RMB200 (approximately US$29) to RMB2,000 (approximately US$291) for each offense.

However, approximately 57% of our online ride-hailing drivers had not obtained the driver’s license as of March 31, 2023 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing online ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information form online ride-hailing services to unqualified vehicles and drivers. During the year ended March 31, 2023, we have been fined by approximately $19,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $4,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities. We are in the process of assisting the drivers to obtain the required certificate and license, such as providing registered and training services. However, there is no guarantee that all of the drivers who run their online ride-hailing business through our platform would be able to obtain all the certificates and licenses.

On February 7, 2022, the MIIT, the MPS and several other governmental authorities jointly promulgated the Notice on Strengthening the Joint Supervision of the Entire Chain of Online Ride Hailing Industry, which provides that the departments of transportation, telecommunications, public security, human resources and social security, the People’s Bank of China, taxation, market regulation and internet information shall accelerate the establishment of a collaborative supervision mechanism led by the transportation department for new forms of transportation at the provincial and municipal levels, or the joint supervision mechanism. This notice requires relevant governmental authorities to optimize service processes, strictly control industry access, and urge online ride hailing platforms not to grant access to drivers and vehicles with no valid licenses. In case certain violations by online ride hailing platforms trigger the supervisions of various governmental authorities or different provinces and have serious adverse impacts, the relevant authorities of the State Council may organize joint regulatory talks and urge the online ride hailing platforms to rectify. If the online ride hailing platforms commit serious violations but refuse to rectify, the relevant governmental authorities of the municipal level or above may initiate joint supervision and report such violations to the inter-ministerial joint meeting mechanism, and the Ministry of Transport shall take the lead and work together with the CAC, the MIIT, the MPS and other governmental authorities, or instruct their relevant local counterparts, to take measures in accordance with laws, including ordering online ride hailing platforms to suspend services in the region, suspend the release of apps or take down the apps, etc. According to this notice, the joint supervision mechanism shall apply to certain violations of laws and regulations by online ride hailing platforms, which include (i) engaging in online ride hailing business or in a disguised form without obtaining the permit for online ride hailing business; (ii) failing to secure that the vehicles and drivers providing services have relevant licenses and professional qualifications, dispatching orders to drivers and vehicles that have not obtained the corresponding licenses, failing to transmit relevant data information to online ride hailing supervision information exchange platform as required or other serious violations of laws and regulations occurring in the process of operating online ride hailing business; (iii) low-price dumping, fraud, and unreasonably differential treatment of individuals in terms of transaction conditions; (iv) endangering network security, data security, or infringing on the rights and interests of users’ personal information; (v) illegal operation of payment and settlement business; (vi) serious infringement of the labor security rights and interests of the drivers; (vii) failure to pay taxes in accordance with the law; and (viii) other serious violations that endanger public interests, disrupt social order, and affect social security and stability.

Regulations Related to Financial Leasing

In September 2013, the Ministry of Commerce of the People’s Republic of China (the “MOFCOM”) issued the Administration Measures of Supervision on Financing Lease Enterprises (the “Leasing Measures”), to regulate and administer the business operations of financial leasing enterprises. According to the Leasing Measures, financial leasing enterprises are allowed to carry out financial leasing businesses in such forms as direct lease, sublease, sale-and-lease-back, leveraged lease, entrusted lease and joint lease in accordance with the provisions of relevant laws, regulations and rules. However, the Leasing Measures prohibit financial leasing enterprises from engaging in financial businesses such as accepting deposits, and providing loans or entrusted loans. Without the approval from relevant authorities, financial leasing enterprises may not engage in inter-bank borrowing and other businesses. In addition, financial leasing enterprises are prohibited from carrying out illegal fund-raising activities in the name of financial leases. The Leasing Measures require financial leasing enterprises to establish and improve their financial and internal risk control systems, and a financial leasing enterprise’s risk assets may not exceed ten times that of its total net assets.

In April 2018, China Banking and Insurance Regulatory Commission, currently known as the National Financial Regulatory Administration of China (the “NFRAC”) took over the authority over supervision of financing lease companies from MOFCOM.

On May 26, 2020, NFRAC issued the Interim Measures for Supervision and Administration of Financial Leasing Companies (the “Financial Leasing Measures”), which clarified the business scope, the scope of the leased property and the prohibited business or activity of the financial leasing company, as well as other business-related definitions, such as purchase, registration, retrieval and value management of financial leasing products. Financial leasing companies may conduct some or all of the following businesses: (1) financial leasing business; (2) leasing business; (3) purchase, disposal of residual value and repair of leased assets related to financial leasing and leasing business, consulting of the leasing transaction, receipt of leasing deposit; (4) transfer of financial leases or leased assets or acceptance of financial leases or leased assets transferred; (5) fixed income securities investment business. The measures have also discussed certain regulatory standards, including the proportion of financial leasing assets, the proportion of fixed income securities investment business, business concentration and so on. Financial leasing companies shall not conduct the following businesses or activities: (1) illegal fund-raising, acceptance or disguised acceptance of deposits; (2) extension of loans or entrusted loans; (3) placements with or from other financial leasing companies or in disguise; (4) financing or transferring assets through Internet

Lending Information Intermediaries, private equity funds; (5) other businesses or activities prohibited by laws and regulations, the NFRAC and local financial regulatory authorities in provinces, autonomous regions and municipalities.

The Financial Leasing Measures clarify and enumerate the scopes of the financing lease business activities, the leased properties and the activities prohibited to be conducted by the financing lease companies, and set forth the regulatory indexes applicable to financing lease companies including, among others, (i) the assets for financial leasing and other lease arrangements accounting for not less than 60% of the total assets of a financial leasing company; (ii) the risk assets of a financing lease company not exceeding eight times of its total net assets, and the term “risk assets” of a financing lease company refers to its total assets, net of cash, bank deposits, Chinese treasury bonds; (iii) the fixed-income securities investment business carried out by a financial leasing company not exceeding 20% of its net assets. The Financial Leasing Measures also requires financial leasing companies should comply with the following regulatory indicators: (1) degree of concentration of single client financing, meaning the balance of all financial leasing business of a financial leasing company to a single lessee shall not exceed 30% of its net assets; (2) degree of concentration of single group client financing, meaning the balance of all financial leasing business of a financial leasing company to a single group shall not exceed 50% of its net assets; (3) ratio of a single related client, meaning the balance of all financial leasing business of a financial leasing company to a related party shall not exceed 30% of its net assets; (4) ratio of all related parties, meaning the balance of all financial leasing business of a financial leasing company to all related parties shall not exceed 50% of its net assets, and (5) ratio of a single related shareholder, meaning the financing balance to a single shareholder and all its related parties shall not exceed the shareholder’s capital contribution in the financial leasing company, and at the same time meet the provisions of the measures on the ratio of a single related client. The NFRAC may make adjustments to the above indicators according to regulatory needs.

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

Regulation Related to Financing Guarantee Companies

The State Council of China promulgated the Regulations on the Administration of Financing Guarantee Companies on August 2, 2017, and on April 2, 2018, the NFRAC, together with several other governmental authorities, jointly adopted four supplemental rules over the Administration of Financing Guarantee Companies: (i) the Administrative Measures for the Financing Guarantee Business Permit, (ii) Measures for Measuring the Outstanding Amount of Financing Guarantee Liabilities, (iii) Administrative Measures for the Asset Percentages of Financing Guarantee Companies and (iv) Guidelines on Business Cooperation between Banking Financial Institutions and Financing Guarantee Companies, or the Four Supporting Measures of the Financing Guarantee Rules. In addition, the NFRAC, together with several other governmental authorities, jointly issued the Supplementary Provisions on the Supervision and Administration of Financing Guarantee Companies on October 9, 2019.

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

In connection with our historical automotive financing facilitation business, Hunan Ruixi provides and Jinkailong provided guarantees to our financing partners in connection with the financing of the purchase of automobiles and such guarantee business is not our principal business, which had no significant impact on our operation result. It is uncertain whether this practice would be deemed as operations in financing guarantee business. See “Risk—Risks Relating to Our Industry and Business—We are required to obtain certain licenses and permits for our business operations, and we may not be able to obtain or maintain such licenses or permits.”

Regulations Related to Value-Added Telecommunication Business Certificates and Foreign Investment Restrictions

Among all of the applicable laws and regulations, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, promulgated by the PRC State Council in September 25, 2000 and amended on July 29, 2014 and February 6, 2016, respectively, is the primary governing law, and sets out the general framework for the provision of telecommunications services by domestic PRC companies. Under the Telecom Regulations, telecommunications service providers are required to procure operating licenses prior to their commencement of operations. The Telecom Regulations distinguish “basic telecommunications services” from “value-added telecommunications services”, or “VATS”. VATS are defined as telecommunications and information services provided through public networks, and are further divided into Class I VATS and Class II VATS. The Telecom Catalogue was issued as an attachment to the Telecom Regulations to categorize telecommunications services as either basic or value-added. The Telecom Catalogue was most recently updated in June 2019, categorizing online data and transaction processing, information services, among others, as Class II VATS.

The Administrative Measures on Telecommunications Business Operating Licenses, promulgated by the MIIT in 2009 and most recently amended in July 2017, which set forth more specific provisions regarding the types of licenses required to operate VATS, the qualifications and procedures for obtaining such licenses and the administration and supervision of such licenses. Under these regulations, a commercial operator of VATS must first obtain a VATS License, from the MIIT or its provincial level counterparts, otherwise such operator might be subject to sanctions including corrective orders and warnings from the competent administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to close.

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

Meanwhile, the Circular of Ministry of Industry and Information Technology Concerning Lifting Restrictions on the Proportion of Foreign Equity in Online Data Processing and Transaction Processing Business (E-commerce) (the “Circular 196”), which was promulgated on June 19, 2015, provides that foreign investors are permitted to invest up to 100% of the registered capital in a foreign-invested telecommunication enterprise engaging in the operation of online data processing and transaction processing (E-commerce). However, foreign investors are only permitted to invest up to 50% of the registered capital in a foreign-invested telecommunication enterprise that engages in the operation of Internet information services. While Circular 196 permits foreign ownership, in whole or in part, of online data and deal processing businesses (E-commerce), a sub-set of value-added telecommunications services, it is not clear whether our online ride-hailing platform would be deemed as online data and deal processing. See “Risk Factors — Risks Related to Doing Business in China — We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-

related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.”

Regulations Related to Internet Advertising

The Measures for Administration of Internet Advertising (the “Internet Advertising Measures”), were adopted by the MSA and became effective on May 1, 2023. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 (approximately US$14,560) may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 (approximately US$728) to RMB30,000 (approximately US$4,370) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB5,000 (approximately US$728) to RMB30,000 (approximately US$4,370). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

Regulations Related to Company Establishment, Dividend Distribution and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the “Company Law”), which was issued by the SCNPC and was last amended in October 2018. The Company Law applies to both PRC domestic companies and foreign-invested companies. All of our subsidiaries in China are subject to the Company Law. According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies. The Company Law applies to both PRC domestic companies and foreign-invested companies.

The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Foreign Investment Law and the Implementing Rules to Further Clarify and Elaborate the Relevant Provisions of the PRC Foreign Investment Law (the “Implementing Rules”), which was approved by the National People’s Congress of China in March 2019 and December 2019, respectively. The PRC Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, and their respective implementing rules. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. However, relevant PRC laws and regulations permit payments of dividends by the Group’s entities incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. As of March 31, 2023, the total respective registered capital of all the Company’s direct subsidiaries was approximately RMB492 million (approximately $71.6 million).

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

As of March 31, 2023, all the Company’s subsidiaries incorporated in the PRC have suffered accumulated loss and the Company concluded those subsidiaries did not have abilities to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Furthermore, even though the Company currently does not require any such dividends, loans or advances from the

PRC entities for working capital and other funding purposes, the Company may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to its shareholders

Except for the above, there is no other restriction under PRC laws and regulations for PRC companies on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company, as long as the PRC companies completed all required procedures, including the tax payment certification and tax declaration.

The investment activities in China of foreign investors are also governed by the Foreign Investment Law and the Implementing Rules. Pursuant to the Foreign Investment Law, “foreign investments” refer to investment activities conducted by foreign investors (including foreign natural persons, foreign enterprises or other foreign organizations) directly or indirectly in the PRC, which include any of the following circumstances: (i) foreign investors setting up foreign-invested enterprises in the PRC solely or jointly with other investors, (ii) foreign investors obtaining shares, equity interests, property portions or other similar rights and interests of enterprises within the PRC, (iii) foreign investors investing in new projects in the PRC solely or jointly with other investors, and (iv) investment in other methods as specified in laws, administrative regulations, or as stipulated by the State Council. The Implementing Rules introduce a see-through principle and further provide that foreign-invested enterprises that invest in the PRC are also governed by the PRC Foreign Investment Law and the Implementing Rules.

The Foreign Investment Law and the Implementing Rules provide that a system of pre-entry national treatment and negative list shall be applied for the administration of foreign investment, where “pre-entry national treatment” means that the treatment given to foreign investors and their investments at market entry stage is no less favorable than that given to domestic investors and their investments, and “negative list” means the special administrative measures for foreign investment’s entry to specific fields or industries, which will be proposed by the competent investment department of the State Council in conjunction with the competent commerce department of the State Council and other relevant departments, and be reported to the State Council for promulgation, or be promulgated by the competent investment department or competent commerce department of the State Council after being reported to the State Council for approval. Foreign investments beyond the negative list will be granted national treatment. Foreign investors shall not invest in the prohibited fields as specified in the negative list, and foreign investors who invest in the restricted fields shall comply with the special requirements on the shareholding, senior management personnel, etc. In the meantime, relevant competent government departments will formulate a catalogue of industries for which foreign investments are encouraged according to the needs for national economic and social development, to list the specific industries, fields and regions in which foreign investors are encouraged and guided to invest.

The current industry entry clearance requirements governing investment activities in the PRC by foreign investors are set out in two categories, namely the Special Entry Management Measures (Negative List) for the Access of Foreign Investment (2021 version), or the 2021 Negative List, as promulgated by the National Development and Reform Commission (the “NDRC”) and the MOFCOM on December 27, 2021 and taking effect on January 1, 2022, and the Encouraged Industry Catalogue for Foreign Investment (2022 version) as promulgated by the NDRC and the MOFCOM on October 26, 2022 and taking effect on January 1, 2023. Industries not listed in these two catalogues are generally deemed “permitted” for foreign investment unless specifically restricted by other PRC laws. Neither our Automobile Transaction and Related Services nor our Online Ride-hailing Platform Services is listed in 2021 Negative List.

Meanwhile, the PRC Foreign Investment Law provides that foreign-invested enterprises established according to the existing laws regulating foreign investment may maintain their structure and corporate governance within five years after the implementing of the Foreign Investment Law. Furthermore, the PRC Foreign Investment Law provides several protective rules and principles for foreign investors and their investments in the PRC, including, among others, that a foreign investor may freely transfer into or out of China, in Renminbi or a foreign currency, its contributions, profits, capital gains, income from disposition of assets, royalties of intellectual property rights, indemnity or compensation lawfully acquired, and income from liquidation, among others, within China; local governments shall abide by their commitments to the foreign investors; governments at all levels and their departments shall enact local normative documents concerning foreign investment in compliance with laws and regulations and shall not impair legitimate rights and interests, impose additional obligations onto foreign-invested enterprises, set market access restrictions and exit conditions, or intervene with the normal production and operation activities of foreign-invested enterprises; except for special circumstances, in which case statutory procedures shall be followed and fair and reasonable compensation shall be made in a timely manner, expropriation or requisition of the investment of foreign investors is prohibited; and mandatory technology transfer is prohibited.

In addition, Pursuant to the Foreign Investment Law, the Implementing Rules, and the Information Reporting Measures for Foreign Investment jointly promulgated by the MOFCOM and the MSA, which took effect on January 1, 2020, a foreign investment information reporting system was established and foreign investors or foreign-invested enterprises must report investment information to competent commerce departments of the PRC government through the enterprise registration system, the enterprise credit information publicity system and the foreign investment information reporting system, and the relevant government authorities shall share such investment information to the competent commerce departments in a timely manner. We are subject to these regulatory requirements.

Regulations Relating to Vehicle Rental Services

Pursuant to the Administration Measures for Operations and Services of Small and Micro Passenger Vehicles issued by the Ministry of Transport on December 20, 2020 and last amended on August 11, 2021, rental business operators of small and micro passenger vehicles shall carry out record-filing procedures with the city or county level counterparts of the Ministry of Transport where the business operations are conducted, within 60 days after completing the relevant registration formalities with the local counterparts of the State Administration for Market Regulation, or within 60 days after establishing new service agencies to carry out relevant business activities. To qualify for the record filing procedures, an applicant entity shall satisfy, among others, the following requirements: (i) being an independent legal person registered under the PRC law; (ii) the vehicles used for rental business operations passing quality inspections, and the registered nature of these vehicles being “rental”; (iii) having the business premises and management personnel eligible for the rental business; (iv) establishing corresponding service institutions and having corresponding service capabilities locally; (v) developing comprehensive operation and management systems, service procedures, safety management systems, and emergency response plans. Failure to complete the record-filing procedures may subject the rental business operators of small and micro passenger vehicles to orders to rectify and fines ranging from RMB3,000 (approximately US$437) to RMB10,000 (approximately US$1,456). All vehicles used for our Auto Operating Leasing have obtained the required licenses and completed the registration.

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

On May 9, 2019, the MOT, the PBOC, the NDRC, the MPS, the State Administration of Market Regulation (the “SAMR”) and NFRAC, jointly issued the Measures for the Administration of User Funds in New Forms of Transport Business (Trial) (the “Trial Measures on Administration of User Funds”) which became effective on June 1, 2019. According to the Trial Measures on Administration of User Funds, an operating enterprise shall open a special deposit account for user deposits and a special deposit account for prepayments, respectively, as are nationwide unique at the bank in the place of its registration in mainland China, and the bank where the special deposit accounts are opened shall be the depository bank to preserve user funds.

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

The SCNPC amended the Copyright Law in 2001, 2010 and 2020 to widen the scope of works and rights that are eligible for copyright protection. The amended, the Copyright Law extends copyright protection to Internet activities, products disseminated over the Internet and software products. In addition, there is a voluntary registration system administered by the China Copyright Protection Center. To address copyright infringement related to content posted or transmitted over the Internet, the National Copyright Administration and former Ministry of Information Industry jointly promulgated the Administrative Measures for Copyright Protection Related to the Internet in April 2005. These measures became effective in May 2005.

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

Domain names are protected under the Administrative Measures on Internet Domain Names promulgated by the MIIT on August 24, 2017 and effective as of November 1, 2017. Our domain name registrations are handled through domain name service agencies established under the relevant regulations, and applicants become domain name holders upon successful registration.

Regulations Related to Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, which were most recently amended in August 2008. Payments of current account items, such as profit distributions and trade and service-

related foreign exchange transactions, can usually be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate PRC authorities or banks authorized by appropriate PRC authorities is required where RMB capital is to be converted into foreign currency and remitted out of China to pay capital expenses.

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

Regulations Related to Enterprise Income Tax

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

The State Administration of Taxation has promulgated several rules and notices to tighten the scrutiny over acquisition transactions in recent years, including the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (the “SAT Circular 698”), the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises (the “SAT Circular 24”) and the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises (the “SAT Bulletin 7”). Pursuant to these rules and notices, if a non-PRC resident enterprise transfers its equity interests in a PRC tax resident enterprise, such non-PRC resident transferor must report to the tax authorities at the place where the PRC tax resident enterprise is located and is subject to a PRC withholding tax of up to 10%. In addition, if a non-PRC resident enterprise indirectly transfers so-called PRC Taxable Properties, referring to properties of an establishment or a place of business in China, real estate properties in China and equity investments in a PRC tax resident enterprise, by disposition of the equity interests in an overseas non-public holding company without a reasonable commercial purpose and resulting in the avoidance of PRC enterprise income tax, the transfer will be re-characterized as a direct transfer of the PRC Taxable Properties and gains derived from the transfer may be subject to a PRC withholding tax of up to 10%. SAT Bulletin 7 has listed several factors to be taken into consideration by the tax authorities in determining if an indirect transfer has a reasonable commercial purpose. However, regardless of these factors, an indirect transfer satisfying all the following criteria will be deemed to lack a reasonable commercial purpose and be taxable in the PRC: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from PRC Taxable Properties; (ii) at any time during the one year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in the PRC, or 90% or more of its income is derived directly or indirectly from the PRC; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the PRC Taxable Properties are limited and are insufficient to prove their economic substance; and (iv) the foreign tax payable on the gain derived from the indirect transfer of the PRC Taxable Properties is lower than the potential PRC tax on the direct transfer of those assets. On the other hand, indirect transfers falling into the scope of the safe harbors under SAT Bulletin 7 may not be subject to PRC tax. The safe harbors include qualified group restructurings, public market trades and exemptions under tax treaties.

Under SAT Bulletin 7 and other PRC tax regulations, in the case of an indirect transfer, entities or individuals obligated to pay the transfer price to the transferor must act as withholding agents and are required to withhold the PRC tax from the transfer price. If they fail to do so, the seller is required to report and pay the PRC tax to the PRC tax authorities. If neither party complies with the tax payment or withholding obligations under SAT Bulletin 7, the tax authority may impose penalties such as late payment interest on the seller. In addition, the tax authority may also hold the withholding agents liable and impose a penalty of 50% to 300% of the unpaid tax on them. The penalty imposed on the purchasers may be reduced or waived if the withholding agents have submitted the relevant materials in connection with the indirect transfer to the PRC tax authorities in accordance with SAT Bulletin 7.

In January 2019, the SAT issued Announcement on the Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2019 Circular 2”). Pursuant to SAT 2019 Circular 2, from January 1, 2019 to December 31, 2021, for small low profit enterprises, (i) the tax rate for the first RMB1 million the annual income does not exceed RMB1 million is 20% and the taxable income is 25% of the annual taxable income; (ii) the tax rate for the portion of annual income that exceeds RMB1 million but does not exceed RMB3 million is 20% and the taxable income is 50% of the annual income. SAT 2019 Circular 2 also defines “small low profit enterprises” as enterprises who are engaged in industries not restricted or prohibited and meet the three conditions of (i) annual taxable income of RMB3 million or lower, (ii) employees’ number of 300 or lower; and (iii) total assets of RMB50 million or lower. On March 18, 2022, the SAT issued Announcement on the Further Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2022 Circular 13”). Pursuant to SAT 2022 Circular 13, the preferential income tax reduction policy for small low profit enterprise shall be expanded from January 1, 2022 to December 31, 2024. During the calendar years ended December 31, 2021 and 2022, all our subsidiaries in China met the three criteria and enjoyed the preferential tax rates.

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

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our services and 13% for our automobile sales, operating lease and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. In addition, as part of the Chinese government’s effort to ease the burden of businesses affected by COVID-19, the Ministry of Finance and the State Administration of Taxation temporarily reduced or exempted VAT on revenues derived from the provision of certain transportation services from January 2020 to March 2021 and from January 1, 2022 to December 31, 2022. Accordingly, during the year ended March 31, 2022, our revenues generated from our Online Ride-hailing Platform Services was exempted from duty since January 1, 2022 to March 31, 2022. And during the year ended March 31, 2023, our revenues generated from our Online Ride-hailing Platform Services was exempted from duty since April 1, 2022 to December 31, 2022. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

Regulations Related to Overseas Listings

On February 17, 2023, the CSRC promulgated the Overseas Listing Trial Measures (the “Trial Measures”), and relevant five guidelines on the application of regulatory rules, which took effect from March 31, 2023, requiring Chinese domestic companies’ overseas offerings and listings of equity securities be filed with the CSRC. On the same date, the CSRC circulated Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions, or collectively, the Guidance Rules and Notice, on CSRC’s official website. The Trial Measures clarify the scope of overseas offerings and listings by Chinese domestic companies which are subject to the filing and reporting requirements thereunder, and provide, among others, that Chinese domestic companies that have already directly or indirectly offered and listed securities in overseas markets prior to the effectiveness of the Overseas Listing Trial Measures shall fulfil their filing obligations and report relevant information to the CSRC within three working days after conducting a follow-on offering of equity securities on the same overseas market, and follow the relevant reporting requirements within three working days upon the occurrence and public disclosure of any specified circumstances provided thereunder, including (i) change of control; (ii) investigations or sanctions imposed by overseas securities regulatory agencies or other relevant competent authorities; (iii) change of listing status or transfer of listing segment and (iv) voluntary or mandatory delisting. In addition, where the main business of an issuer undergoes material change after overseas offering and listing, and is therefore beyond the scope of business stated in the filing documents, such issuer shall follow the relevant reporting requirements within three working days after occurrence of the changes. Any future securities offerings and listings outside mainland China by Chinese domestic companies, including but not limited to follow-on offerings, secondary listings and going private transactions, will be subject to the filing with the CSRC under the Overseas Listing Trial Measures. For violations of these provisions or measures, the competent Chinese authorities may impose administrative regulatory measures, such as orders for correction, warnings, fines, and may pursue legal liability in accordance with law.

The Trial Measures, together with the Guidance Rules and Notice reiterate the basic principles of the Draft Administrative Provisions and Draft Filing Measures and impose substantially the same requirements for the overseas securities offering and listing by domestic enterprises, and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, but these issuers shall still be subject to filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

The Overseas Listing Trial Measures provide that if an issuer meets both of the following criteria, the overseas securities offering and listing conducted by such issuer will be deemed as an indirect overseas offering and listing by PRC domestic companies: (i) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main place(s) of business are located in mainland China, or the majority of senior management staff in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. Where an issuer submits an application for initial public offering to competent overseas regulators, such issuer must file with the CSRC within three business days after such application is submitted.

The Trial Measures provide the CSRC with power to warn, fine, and issue injunctions against both PRC domestic companies, their controlling shareholders, and their advisors in listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures: (1) PRC domestic companies, and their controlling shareholders if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB1 million and RMB10 million (approximately $145,647 and $1,456,473); the Subject Individuals in these entities may severally, face warnings and fines between RMB0.5 million and RMB5 million (approximately $72,824 and $728,237). (2) Advisors in listing or offering securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB0.5 million and 5 million (approximately $72,824 and $728,237); the Subject Individuals in these advisor entities may, severally, face warnings and fines between RMB0.2 million and RMB2 million (approximately $29,129 and $291,295).

Furthermore, on February 24, 2023, the CSRC, together with certain other PRC governmental authorities, promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Revised Confidentiality and Archives Administration Provisions, which took effect on March 31, 2023. According to the Revised Confidentiality and Archives Administration Provisions, Chinese companies that directly or indirectly conduct overseas offerings and listings, shall strictly abide by the relevant laws and regulations on confidentiality when providing or publicly disclosing, either directly or through their overseas listed entities, documents and materials to securities services providers such as securities companies and accounting firms or overseas regulators in the process of their overseas offering and listing. In the event such documents or materials contain state secrets or working secrets of government agencies, the Chinese companies shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level with the approving authority. In the event that such documents or materials, if divulged, will jeopardize national security or public interest, the Chinese companies shall strictly fulfill relevant procedures stipulated by applicable national regulations. The Chinese companies shall also provide a written statement of the specific state secrets and sensitive information provided when providing documents and materials to securities companies and securities service providers, and the securities companies and securities service providers shall properly retain such written statements for inspection. According to the Revised Confidentiality and Archives Administration Provisions, where overseas securities regulators or relevant competent authorities request to inspect, investigate or collect evidence from Chinese domestic companies concerning their overseas offering and listing or their securities firms and securities service providers that undertake securities business for such Chinese domestic companies, such inspection, investigation and evidence collection must be conducted under the cross-border regulatory cooperation mechanism, and the CSRC or competent authorities of the Chinese government will provide necessary assistance pursuant to bilateral and multilateral cooperation mechanism.

Human Capital

As of the date of this Report, we had a total of 97 full-time employees including three executive officers, 63 employees in our Automobile Transaction and Related Services segment and 31 employees in our Online Ride-hailing Platform Services segment. Meanwhile, there were 102 full-time employees in our equity investee company, Jinkailong.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services segment:

Function	Number of Employees
Management	2
Legal & Risk Management	11
Operations	7
Marketing	9
Drivers & Automobile Management and Services	13
Technology	2
Human Resources & Administration	9
Finance and Accounting	9
Internal Control and Audit	1
Total	63

The following table sets forth the breakdown of our employees by function in our Online Ride-hailing Platform Services segment:

Function	Number of Employees
Management	2
Operations	16
Drivers & Risk Management and Services	6
Technology	2
Human Resources & Administration	1
Finance and Accounting	4
Total	31

All of our employees are based in the cities of Chengdu, Changsha and Guangzhou, where our main operations are located.

We believe we offer our employees competitive compensation packages and work environment that encourages initiative and is based on merit, and as a result, we have generally been able to develop and maintain our human capital, including attracting and retaining qualified personnel and a stable core management team. We plan to continue developing our human capital and hire additional employees as we expand our business.

As required by PRC regulations, we participate in various government statutory employee benefit plans, including social insurance funds, namely a pension contribution plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan and a housing provident fund. We are required under PRC law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We have not made adequate employee benefit payments, and may be required to make up the contributions for these plans as well as to pay late fees and fines. See “Risk Factors — Risks Related to Doing Business in China — Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.” We are subject to and comply with PRC regulations regarding labor and social security. See “Regulations – Regulations Related to Labor and Social Security.”

We enter into standard labor and confidentiality agreements with each of our employees. We believe that we maintain a good working relationship with our employees, and we have not experienced any major labor disputes.

Seasonality

We have observed seasonal trends or patterns in revenues related to our Automobile Transaction and Related Services. Because of the PRC National Holiday in October, New Year’s Day, and the traditional Lunar New Year in January or February, there is a seasonal decrease in the demand of automobile purchase/leasing in certain months during the six months ended March 31 (our third and fourth fiscal quarter). We also expect to experience seasonality in our Online Ride-hailing Platform Services, which may differ from the one in our Automobile Transaction and Related Services. For example, we expect to experience higher user traffic during the Chinese National holiday due to the strong demand in the tourism. Other seasonal trends that may affect us or China’s online ride-hailing industry generally may develop, and current seasonal trends may become more extreme, all of which would contribute to fluctuations in our results of operations.

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

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 19 software copyrights and 52 trademarks. We have two trademark applications pending at the PRC Trademark Office. We have also registered numerous domain names, including www.51ruixi.com, www.91xixing.com/, 91xixingcd.com, www.coreneltech.com, www.senmiaotech.com and senmiaotechir.com. The information on our websites is not part of, or incorporated in, this Report.

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

Insurance

We consider our insurance coverage to be adequate as we have in place all the mandatory insurance policies required by Chinese laws and regulations and in accordance with the commercial practices in our industry. The Auto Business Entities have obtained accident insurance and commercial liability insurance, which are mandatory, on all the automobiles they purchased for sales, leasing or financing and pass on the costs of such insurance to their customers in the sale/leasing/financing transaction. We also maintain the mandatory insurance with respect to carrier’s liability in connection with our Online Ride-hailing services. We provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. We do no maintain any property insurance policies, business interruption insurance or general third-party liability insurance, nor do we maintain product liability insurance or key-man insurance. We consider our insurance coverage to be sufficient for our business operations in China.

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

Risk Factors Summary

Risks Related to Our Business and Industry

●	We have limited experience in the operation of our own online ride-hailing platform, which makes it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.
●	Relationship between us, our affiliates and Gaode Maps and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.
●	Our customers’ failure to fully comply with PRC online ride-hailing-related laws may expose us to potential penalties and negatively affect our operations.
●	If we are unable to repossess the car collateral for delinquent financing payments of the automobile purchasers referred by us or do so in a cost-effective manner or if our ability to collect delinquent financing payments is impaired, our business and results of operations would be materially and adversely affected. We may also be subject to risks relating to third-party debt collection service providers whom we engage for the recovery and collection of loans.
●	We are exposed to credit risk in our auto financing and prior auto financing facilitation businesses.
●	Our failure to lease cars that we purchased from dealers or leased from other automobile rental companies with a satisfied utilization may have a material and adverse effect on our business, financial condition and results of operations.
●	If data provided by automobile lessees and other third-party sources or collected by us are inaccurate, customer trust in us could decline.
●	We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.
●	If our safety system fails to ensure user safety while using our online ride-hailing platform, our business, results of operations and financial condition could be materially and adversely affected.
●	If we fail to cost-effectively attract and retain online ride-hailing drivers, or to increase utilization of our platform by existing users, our business, results of operations and financial condition could be materially and adversely affected.
●	Any significant disruption in our IT systems could materially and adversely affect our business.
●	If we fail to obtain and maintain the requisite licenses and approvals required for our online ride-hailing business, our business may be materially and adversely affected.
●	We rely primarily on a third-party insurance policy to insure our auto-related risks.
●	We rely on third-party payment processors to process payments made by our business partners.
●	Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.
●	Our business is subject to laws, regulations and regulatory policies that are being continuously amended and improved, and the interpretation and implementation of newly established policies may remain uncertain, which could have an adverse impact on our business and future prospects.
●	We have identified material weaknesses in our internal control over financial reporting.
●	Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCA Act, in the future if the PCAOB is unable to inspect or investigate completely our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors would deprive our investors of the benefits of such inspections.

●	We face risks related to natural disasters, health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations.

Risks Related to Doing Business in China

●	Our current corporate structure and business operations may be affected by the Foreign Investment Law.
●	Our previous contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.
●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.
●	Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.
●	We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.
●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.
●	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.
●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.
●	Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.
●	We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.
●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of from our public offerings to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
●	We rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.
●	Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.
●	Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.
●	Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

Risks Related to Our Securities

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	The market price for our common stock may be volatile.
●	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future.
●	We have a significant number of outstanding warrants.

Other General Risk Factors

●	We may need additional capital, and financing may not be available on terms acceptable to us.
●	Any harm to our brands or reputation may materially and adversely affect our business.
●	A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.
●	From time to time, we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.
●	Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

Risks Related to Our Business and Industry

We have limited experience in the operation of our own online ride-hailing platform, which makes it difficult for investors to evaluate the success of this business to date and to assess the future viability of this business.

We launched our online ride-hailing platform in late October 2020. This short operating history may make it difficult for investors to evaluate our prospects for success for this business. We may not have sufficient experience to address the risks to which our operation in new or rapidly evolving markets may be exposed. There can be no assurances that we will be able to do so.

As a relatively new business, our online ride-hailing platform may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may alter or delay our plans. Before the year ended March 31, 2022, we used to pay a large number of driver incentives to acquire and maintain the large customer base. However, we shifted the expansion strategy of our online ride-hailing platform to launch our platform in more cities, rather than maintaining the customer base when the industry condition changed, especially the cyber security investigation on Didi performed by PRC authorities in July 2021. There is no assurance that we will continue to be successful with this business and the likelihood of success of our online ride-hailing platform must be considered in light of our relatively early stage of operations. Any growth in this business will put significant demands on our processes, systems and personnel. If we are unable to successfully manage and support our growth and the challenges and difficulties associated with managing our ride-hailing platform as a larger, more complex business, this could cause a material adverse effect on our business, financial position and results of operations, and the market value of our securities could decline.

We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our key target markets of Chengdu, Changsha and Guangzhou, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. We face intense competition in the Automobile Transaction and Financing Services, as well as the Online Ride-hailing Platform Services. We face significant competition from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with online ride-hailing drivers, automobile dealers, automobile leasing companies and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which allow them to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. As a consequence, our services may be less attractive to consumers and cause us to lose market share.

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

The relationship between us, our affiliates and Gaode Maps, the leading aggregation platform in China, and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.

The strategic relationship between us, our affiliates and Gaode Maps, the leading aggregation platform, and other local online ride-hailing platforms is crucial to our business as most of customers we provide services to are online ride-hailing drivers. Those drivers earn income on our platform from the trip orders distributed from Gaode Maps, or directly from other platforms. If our collaboration with these platforms was terminated, we may not be able to maintain our existing customers or attract new customers who are and will be online ride-hailing drivers, which could materially and adversely affect our business and impede our ability to continue our operations. Our annual cooperative arrangements with Didi on Automobile Transaction and Related Services are non-exclusive basis, and Didi may have cooperative arrangements with our competitors.

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

Illegal, improper or otherwise inappropriate activities by customers while utilizing our online ride-hailing platform or receiving our services could expose us to liabilities and materially and adversely affect our reputation, business, results of operations and financial condition. These activities may include abuse, assault, theft, false imprisonment, sexual harassment, identity theft, unauthorized use of credit and debit cards or bank accounts, and other misconduct. The relevant regulations also require the licensed online ride-hailing platforms to ensure that the drivers and cars engaged in providing ride services meet the requirements stipulated by the regulations. We are not able to fully control or predict the actions of our customers and third parties, either during the process of providing services or otherwise. While we have implemented various measures to anticipate, identify and address risks associated with these activities, we may not adequately address or prevent all illegal, improper or otherwise inappropriate activities by our users, which could damage our brand and the viability of this business.

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

The online ride-hailing industry is highly regulated in China. According to the guidelines issued by the different local authorities in China, including our major operations, Chengdu, Changsha and Guangzhou, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required for a driver to operate the online ride-hailing business. Approximately 57% of our served online ride-hailing drivers have not obtained the online reservation taxi driver’s certificates as of March 31, 2023. During the year ended March 31, 2023, we have been fined by approximately $19,000 by Traffic Management Bureaus in Chengdu and Changsha for the non-compliance on taxi driver’s certificates, of which, approximately $4,000 was further compensated by drivers or cooperated third parties. We cannot assure you that we will not be subject to further fines, penalties or more severe administrative actions or proceedings in the future. If we or drivers or vehicles on our platform fail to obtain or maintain any required licenses, permits or approvals or make any necessary filings in a timely matter or at all, we may be subject to a variety of penalties, including fines or potentially being forced to suspend, terminate or significantly reduce our operations in the city or jurisdiction. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or receive substantial fines.

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

As described in the section titled “Business” above, as of March 31, 2023, approximately 108 online ride-hailing drivers in Changsha and over 1,200 online ride-hailing drivers in Chengdu exited the online ride-hailing business and rendered their purchased automobile to Hunan Ruixi and Jinkailong for sublease or sales in order to offset monthly payment owed to Hunan Ruixi and Jinkailong and the financial institutions. Their Financing Agreements with the financial institutions are still valid and in effect. Pursuant to the Financing Agreements, the right of the automobile collateral to the financial institution belongs to the financial institution and without their consent, we may not dispose of, use, or take possession of those automobiles. To prevent the default in payments to the financial institutions and us, the drivers authorized us orally or in writing to sublease or sell the automobiles to other parties, and use the cash generated from the sublease or sales to cover the monthly installment payments to the financial institution and the monthly installment service fees as well as the automobile registration related fees that we previously advanced during the remaining original lease terms to us. As prior consent from the financial institutions have not been obtained, the financial institutions may require us to stop sublease and return the automobiles immediately. We may also be required to pay penalties to the financial institutions. Although we have not received any demand from any financial institution to stop the sublease practice, there is no assurance that future demand to stop such practice may not come along; if so, we may experience economic loss and reputation damage as a result.

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

Under most of the Financing Agreements between the automobile purchasers and third-party financing partners, Hunan Ruixi and Jinkailong guarantee the lease/loan payments including principal and the accrued and unpaid interest for the automobile purchase funded by these financing partners. Therefore, failure to collect lease/loan payments or to repossess the collateral may have a material adverse effect on our business operations and financial positions. Although the lease/loan payments are secured by the cars, we may not be able to repossess the car collateral when our customers default. Our measures to track the cars include installing GPS trackers on cars. We cannot assure you that we will be able to successfully locate and recover the car collateral. We have in the past failed to repossess one car as the GPS trackers failed to function properly or had been disabled, and we cannot assure you that this incident will not happen again the future. We also cannot assure you that there will not be regulatory changes that prohibit the installation of GPS trackers, or the realized value of the repossessed cars will be sufficient to cover our customers’ payment obligations. If we cannot repossess some of these cars or the residual values of the repossessed cars are lower than we expected and not sufficient to cover the automobile purchaser’ payment obligation, our business, results of operations and financial condition may be materially and adversely affected.

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

We are exposed to credit risk as Hunan Ruixi and Jinkailong provide automobile financing to automobile purchasers and are required to provide guarantees to most of their financing partners on the financing for automobile purchases facilitated by them in prior years. As of March 31, 2023, the maximum contingent liabilities we and our equity investee company, Jinkailong would be exposed to was approximately $10,000 and $3.9 million, respectively, assuming all the automobile purchasers were in default. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $570,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance. For the year ended March 31, 2023, we recognized estimated provisions loss of approximately $7,000 for the guarantee services as a result of default by the automobile purchasers. Customers may default on their lease/loan payments for a number of reasons including those outside of their or our control. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

We are required to obtain licenses and permits related to financing and lending in China for our business operations, and we may not be able to obtain or maintain such licenses or permits.

We may be deemed to operate financing guarantee business by the PRC regulatory authorities. Under certain arrangements in the services, Hunan Ruixi and Jinkailong provide guarantees to their customers who applied for financing in prior years with certain of their financing partners. In August 2017, the PRC State Council promulgated the Regulations on the Administration of Financing Guarantee Companies (the “Financing Guarantee Rules”), which became effective on October 1, 2017. Pursuant to the Financing Guarantee Rules, “financing guarantee” refers to the activities in which guarantors provide guarantee to the guaranteed parties as to loans, bonds or other types of debt financing, and “financing guarantee companies” refer to companies legally established and operating financing guarantee business. According to the Financing Guarantee Rules, the establishment of financing guarantee companies are subject to the approval by the relevant governmental authority, and unless otherwise stipulated, no entity may operate financing guarantee business without such approval.

We do not believe that the Financing Guarantee Rules apply to our prior car financing facilitation business as we provide guarantees to our financing partners in connection with the financing of the purchase of automobiles and such guarantees are not provided independently as our principal business. However, due to the lack of further interpretations, the exact definition and scope of “operating financing guarantee business” under the Financing Guarantee Rules is unclear. It is uncertain whether we would be deemed to operate financing guarantee business in violation of relevant PRC laws or regulations because of our current arrangements with certain financial institutions. If the relevant regulatory authorities determine that we are operating financing guarantee business, we may be required to obtain approval or license for financing guarantee business to continue our collaboration arrangement with certain financial institutions.

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

In January 2019, we started to purchase automobiles from automotive dealers for sales. As we shifted our business focus to automobile rental since March 2020, we purchase and lease automobiles mainly for operating lease during the year ended March 31, 2023. We primarily purchase or lease automobile models that are reliable, affordable and based on the local regulation requirement of the automobiles used for online ride-hailing, feedback from and market analysis as to perception and demand for such models, and that will appeal to lessees in lower-tier cities. We adopt a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for various rental solutions. During the year ended March 31, 2023, our average utilization of the automobiles for operating lease, including the ones operated by Jinkailong, was approximately 64.9%, as compared with 56.3% in the year ended March 31, 2022. However, we have limited experience in the operating lease of automobiles, and there is no assurance that we will be able to do so effectively and the utilization of automobiles held for operating lease is satisfied to generate sufficient profit and cash. Demand for the automobiles that we purchase or lease can change significantly between the time the automobiles are purchased and the date of sale or lease. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, market conditions for the online ride-hailing, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

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

Gaode Maps settles payments to XXTX’s accounts in Alipay once a week. Meituan and other online ride-hailing platforms settles payments to accounts of Auto Business Entities in Alipay or Qiandaibao once a week or a month. In general, after deducting service fees of these platforms, the remaining amounts, including the earnings of the drivers and our service fees, are transferred to those accounts in Alipay, Qiandaibao or other banks. Then we settle the payments with the online ride-hailing drivers we served.

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

We believe that our sales and marketing initiatives is promoting awareness of our offerings, which in turn drives the growth of our driver pool and the utilization rate of our marketplace. However, we may fail to retain and attract qualified online ride-hailing drivers due to a number of reasons, such as our lack of brand recognition and reputation or our failure to provide subsidies that are comparable or superior to those of our competitors. Other factors beyond of our control, such as laws and regulations limiting in the markets in which we operate, vehicles or insurance, and the vehicle quantity control of PRC government, may also reduce the number of Active Drivers on our platform or their utilization of our online ride-hailing platform. However, the increasing number of online ride-hailing drivers in the market may cause the decrease of average income of each driver, which, in return would make our platform, or the whole industry less attractive to drivers. For example, according to the MOT of the People’s Republic of China, the total volume of online ride-hailing orders was approximately 735 million in May 2023 as compared with 706 in April 2023 and 527 million in May 2022. Considering the number of online ride-hailing drivers are keep increasing while the consumer demand has no significant increase in current months in China, the MOT of certain cities, such as Changsha, Sanya has suspended issuing new online booking taxi transportation certificates and transport certificates since April and May 2023 accordingly. In addition, changes in driver qualification and background check requirements may increase our costs and reduce our ability to onboard additional drivers to our platform. Our driver qualification and background check procedure varies by jurisdiction. Any changes in the legal requirements for the qualification, screening, and background check procedure could reduce the number of drivers in those markets or extend the time required to recruit new drivers to our platform, which would adversely impact our business and growth.

Our failure to continuously attract and retain Active Drives and to increase utilization of our online ride-hailing platform in a cost-effective way would impair the network effect of our platform, which would in turn materially and adversely affect our business, results of operations and financial condition.

Changes to pricing for our online ride-hailing services could materially and adversely affect our ability to attract or retain riders and qualified drivers.

Demand for our online ride-hailing services is sensitive to ride fares, which takes into consideration, among other things, incentives paid to online ride-hailing drivers and our service fees. Our pricing strategies could be affected by a number of factors, including operating costs, legal and regulatory requirements or constraints, our current and future competitors’ pricing and marketing strategies, the principal requirement of pricing model of our cooperated platforms, and the perception of ride fares as a non-compensatory sharing of travel cost by online ride-hailing drivers. Some competitors offer, or may in the future offer, lower-priced services. Similarly, some competitors may use marketing strategies to attract or retain riders and qualified online ride-hailing drivers at lower costs than us. Certain competitors may also attract and retain riders and qualified online ride-hailing drivers with significant subsidies. As such, we may be forced by competition, regulation or other reasons to reduce ride fares and service fees, increase incentives we pay to online ride-hailing drivers on our platform, reduce our service fees, or to increase our marketing and other expenses. Furthermore, our users’ price sensitivity may vary by geographic locations, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. We may launch new pricing strategies and initiatives, or modify existing pricing methodologies, any of which may not ultimately be successful in attracting and retaining riders and qualified online ride-hailing drivers.

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

We may become subject to claims arising primarily from our online ride-hailing platform services and automobile operating leasing for automobile-related incidents, including bodily injury, property damage and uninsured and underinsured liability. If we are held liable to these automobile-related claims under court orders and the amounts exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles or otherwise paid by our insurance provider. Insurance providers may continue to raise premiums and deductibles in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles when our policies are renewed or replaced. Our business, results of operations and financial condition could be adversely affected if cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided, or the number of claims under our deductibles differs from historic averages.

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

Government policies on automobile purchases and ownership may have a material effect on our business due to their influence on consumer behaviors. Since 2009, the PRC government has changed the purchase tax on automobiles with 1.6 liter or smaller engines several times. In addition, in August 2014, several PRC governmental authorities jointly announced that from September 2014 to December 2017, purchases of NEVs designated on certain catalogs will be exempted from the purchase taxes. In April 2015, several PRC governmental authorities also jointly announced that from 2016 to 2020, NEV purchasers designated on certain catalogs will enjoy subsidies. In December 2016, relevant PRC governmental authorities further adjusted the subsidy policy for NEVs. On March 26, 2019, the PRC governmental authorities updated government subsidy policy for NEVs which raises the threshold for the subsidy and reduces the amount of subsidies. On April 23, 2020, relevant PRC governmental authorities issue a notice, amongst others, that the subsidy policy for NEVs will be extended to the end of 2022, while the amount of subsidies will be reduced year by year. According to a notice effective from January 1, 2021, the subsidies will be declined by 20% on 2020’s basis. On March 24, 2021, Chengdu Ecological Environment Bureau issued the Action Plan for Prevention and Control of Air Pollution in Chengdu in 2021, pursuant to which, all the new cars (including the replaced ones) used for online ride-hailing should be NEVs or hydrogen fuel cell vehicles. Pursuant to the Action Plan for Prevention and Control of Air Pollution in Chengdu in 2022 issued on March 23, 2022, the whole city shall strive to ensure bus and cars used for online ride-hailing be NEVs. On August 21, 2018, General Office of Changsha Municipal People’s Government issued the Provisional Detailed Rules of the Implementation Rules for the Administration of Online Booking Taxi Management Services for Changsha, pursuant to which, the company who operates online ride-hailing platform shall give priority to the use of NEVs, and the number of NEVs put into operation shall not be less than 30%. On April 7, 2021, General Office of Changsha Municipal People’s Government issued the Three-year Action Plan of Blue Sky Defense for Changsha, pursuant to which, at least 50% of the new cars used for online ride-hailing should be NEVs or hydrogen fuel cell vehicles at the end of calendar year 2023.

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

Our business is subject to laws, regulations and regulatory policies that are being continuously amended and improved, and the interpretation and implementation of newly established policies may remain uncertain, which could have an adverse impact on our business and future prospects.

As of March 31, 2023, our business are available in 26 cities in China. As the online ride-hailing industry is still at a relatively early stage of development, new laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our business activities. For example, we generally treat drivers as independent contractors, but that determination may be challenged. See “Risks—Our business would be adversely affected if drivers were classified as employees, workers or quasi-employees”. A large number of proposals are before various regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As of March 31, 2023, we had not been subject to any material fines or other penalties under any PRC laws or regulations as to our business operations. As we expand into new cities or as we add new products and services to our platform, we may become subject to additional laws and regulations that we are not subject to now. However, if the PRC government tightens regulatory for industries our business been involved in the future, and subject industry participants to new or specific requirements (including without limitation, capital requirements and licensing requirements), our business, financial condition and prospects would be materially and adversely affected. Meanwhile, compliance with existing and future rules, laws and regulations can be costly and if our practice is deemed to violate any existing or future rules, laws and regulations, it may face injunctions, including orders to cease non-compliant activities, and may be exposed to other penalties as determined by the relevant government authorities as well.

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

We operate in China’s automobile leasing and financing industry. We cannot assure you that this market will continue to grow rapidly in the future. Further, the growth of China’s automobile leasing and financing industry could be affected by many factors, including:

●	general economic conditions in China and around the world;
●	the impact by public health epidemics, including epidemic prevention policies in China on the industries we operate in and our business, results of operations and financial condition
●	the growth of disposable household income and the availability and cost of credit available to finance car purchases and lease;
●	the growth of China’s automobile industry;
●	taxes and other incentives or disincentives related to NEV purchases and ownership;
●	environmental concerns and measures taken to address these concerns;
●	the cost of energy, including gasoline prices, and the cost of car license plates in various cities with license plate lottery or auction systems in China;
●	the improvement of the highway system and availability of parking facilities;
●	other government policies relating to automobile leasing and financing in China;
●	fluctuations in the sales and price of new and used cars;
●	consumer acceptance of financing car purchases;
●	changes in demographics and preferences of car purchasers;
●	ride sharing, transportation networks, and other fundamental changes in transportation pattern; and
●	other industry-wide issues, including supply and demand for cars and supply chain challenges.

Any adverse change to these factors could reduce demand for used cars and hence demand for our services, and our results of operations and financial condition could be materially and adversely affected.

We have incurred net losses and may continue to incur net losses in the future.

We had net losses from our continuing operations of $3,790,693 and $5,606,145 in the years ended March 31, 2023 and 2022, respectively. We had net loss from our discontinued operations of $2,747,209 for the year ended March 31, 2022. We may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract more customers and further enhance and develop our businesses. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

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

In connection with the audit of our consolidated financial statements for the year ended March 31, 2023, we have identified “material weaknesses” and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) be lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and (iii) had deficiencies in our IT general control regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system and key application system.

We have implemented, and will continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. We plan to (i) continuously hire additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; (ii) ameliorate our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and (iii) improving our IT environment and daily management.

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

Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCA Act, in the future if the PCAOB is unable to inspect or investigate completely our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors would deprive our investors of the benefits of such inspections.

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

Our current auditor, Marcum Asia CPAs LLP, or Marcum Asia, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Marcum Asia is headquartered in New York, New York, and was not included in the list of PCAOB Identified Firms in the PCAOB Determination Report issued in December 2021. We are required by the HFCAA to have an auditor that is subject to the inspection by the PCAOB. While our present auditor is located in the United States and the PCAOB is able to conduct inspections on such auditor, to the extent this status changes in the future and our auditor’s audit documentation related to their audit reports for our company becomes outside of the inspection by the PCAOB or if the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, trading in our common stock could be prohibited under the HFCAA, and as a result our common stock could be delisted from Nasdaq.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which proposed to reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law by the U.S. House of Representatives, which officially reduce the number of years that the auditor is not subject to inspection to two consecutive years. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by mainland China and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. As of the date of this annual report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021.

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

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the PRC (the “Statement of Protocol”), which is intended to enable the PCAOB to inspect and investigate completely registered public accounting firms in mainland China and Hong Kong. According to a statement released by the PCAOB, the Statement of Protocol (i) provides the PCAOB with sole discretion to select the firms, audit engagements and potential violations it inspects and investigates without consultation with, nor input from, Chinese authorities, (ii) puts procedures in place for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed and (iii) provides the PCAOB with direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates. While the Chairs of both the PCAOB and the SEC made statements supporting the Statement of Protocol, both emphasized that this is only the first step in the process. As such, uncertainties remain regarding how the Statement of Protocol will be implemented and how it will impact China-based issuers and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Statement of Protocol. While the Statement of Protocol may lead to resolution of the previously identified issues, there can be no assurance that this will be the case.

On December 15, 2022, the PCAOB issued a new Determination Report which: (1) vacated the December 16, 2021 Determination Report; and (2) concluded that the PCAOB has been able to conduct inspections and investigations completely in the PRC in 2022. The December 15, 2022 Determination Report cautions, however, that authorities in the PRC might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in the PRC, the PCAOB will act expeditiously to consider whether it should issue a new determination.

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

We are vulnerable to other natural disasters and calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services.

The COVID-19 pandemic has materially and adversely affected the global economy, our markets in China and our business. Our business was adversely affected by the effects of COVID-19 coronavirus, the prevention and control policies, including the zero-COVID policy in China. Although China has adjusted the prevention and control policies against COVID-19 and the market has been gradually recovering from the COVID-19 pandemic, we could not forecast whether the prevention and control policies shall be similar if other epidemics incur in the future. Upon such occurrence, our operation may be materially and adversely impacted. Our business could also be adversely affected by the effects of other epidemics. Our business operations could be disrupted if any of our employees is infected, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

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

The PRC Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “Negative List”. Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce, domestic multiparty communication, store-and-forward and call center) in accordance with the Provisions on the Administration of Foreign-invested Telecommunication Enterprises and the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2021 Version) (which came into force and replaced the 2020 Version on January 1, 2022). The PRC Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If any of our business is “restricted” or “prohibited” from foreign investment under the “Negative List” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, and we may be required to unwind or restructure our business operations, any of which may have a material adverse effect on our business operation.

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

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a SAT Bulletin 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

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

In February 2015, the SAT issued SAT Bulletin 7 to replace the rules relating to indirect transfers in Circular 698. SAT Bulletin 7 has introduced a new tax regime that is significantly different from that under Circular 698. SAT Bulletin 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, SAT Bulletin 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Bulletin 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

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

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59, SAT Bulletin 7 or SAT Notice 37, and may be required to expend valuable resources to comply with Circular 59, SAT Bulletin 7 and SAT Notice 37 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, SAT Bulletin 7 and SAT Notice 37 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59, SAT Bulletin 7 and SAT Notice 37, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

2.	Other Risks

We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an ICP certificate. PRC regulations also impose sanctions for engaging in the operation of online data processing and transaction processing without having obtained an online data processing and transaction processing, or ODPTP, certificate (ICP and ODPTP are both sub-sets of value-added telecommunication business certificates). These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to cease operation. To the extent that the PRC regulatory authorities require such value-added telecommunication certificate to be obtained or set forth rules that impose additional requirements. As of the date of this Report, none of our subsidiaries have been authorized VATS licenses as we are do not operate the value-added telecommunications services as defined by the regulations. However, it is uncertain whether any of our business are defined as the operation of a value-added telecommunication business in the future and we do not obtain such certificate, we may be subject to the sanctions described above.

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

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements. In addition, uncertainties with respect to the PRC legal system could adversely affect us.

We conduct all of our business through our subsidiaries in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the CSRC stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. To the best knowledge of this Company, as of the date of this Report, current Chinese laws and regulations do not forbid us from issuing securities overseas. On December 24, 2021, the CSRC published the Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Administrative Provisions”) and the Administration Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Filing Measures”). The Draft Administrative Provisions and the Draft Filing Measures lay out requirements for filing and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. On the same date, the CSRC circulated Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions, or collectively, the Guidance Rules and Notice, on CSRC’s official website. The Trial Measures, together with the Guidance Rules and Notice reiterate the basic principles of the Draft Administrative Provisions and Draft Filing Measures and impose substantially the same requirements for the overseas securities offering and listing by domestic enterprises, and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, but these issuers shall still be subject to filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Specifically, pursuant to the Trial Measures, our future securities offerings in the Nasdaq Capital Market where we have previously offered and listed shall also be filed with the CSRC within 3 working days after the offering is completed. The Trial Measures provide the CSRC with power to warn, fine, and issue injunctions against both PRC domestic companies, their controlling shareholders, and their advisors in listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures: (1) PRC domestic companies, and their controlling shareholders if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB1 million and RMB10 million (approximately $145,647 and $1,456,473); the Subject Individuals in these entities may severally, face warnings and fines between RMB0.5 million and RMB5 million (approximately $72,824 and $728,237). (2) Advisors in listing or offering securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB0.5 million and RMB5 million (approximately $72,824 and $728,237); the Subject Individuals in these advisor entities may, severally, face warnings and fines between RMB0.2 million and RMB2 million (approximately $29,129 and $291,295). As the Trial Measures are newly issued, there remain uncertainties regarding its interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for our future offerings and fully comply with the relevant new rules on a timely basis, if at all. In addition, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Also, on August 20, 2021, the SCNPC promulgated the Personal Information Protection Law, started to be implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB50 million or 5% of annual revenues from the prior year.

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

On December 28, 2021, the CAC and other relevant PRC governmental authorities jointly promulgated the Cybersecurity Review Measures, which took effect on February 15, 2022. The Cybersecurity Review Measures provide that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, online platform operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Cybersecurity Review Measures, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Cybersecurity Review Measures require that an online platform operator which possesses the personal information of at least one million users must apply for a cybersecurity review by the CAC if it intends to be listed in foreign countries.

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

We have made our determinations based on Yuantai Law Offices, our PRC counsel, to the extent that the discussion relates to matters of CSRC, CAC and other government authorities on our PRC subsidiaries’ operations and concluded that: as of the date of this Report, we, our PRC subsidiaries and equity investee company, (i) are not required to obtain permissions from the CSRC, CAC or any other government authorities on our PRC subsidiaries’ operations, and (ii) have not received or were denied such permissions by any PRC government authorities. If the Security Administration Draft is enacted as proposed, we believe that the operations of our PRC subsidiaries and our listing will not be affected and that we will not be subject to cybersecurity review by the CAC, given that our PRC subsidiaries possess personal data of fewer than one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this Report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

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

Any loans to our PRC subsidiaries, which are treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company or 2.5 times of the net assets of such foreign-invested company.

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

As March 31, 2023, the Company has made accumulated capital contributions and loans of $21.1 million and $2.9 million directly to the subsidiaries, respectively. The contributions were generated from our historical offering proceeds. Besides, the Company also loaned accumulated approximately $2.2 million to our former VIE, Jinkailong, through our subsidiaries in PRC. The loans were from the daily operation of these subsidiaries.

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

Our PRC subsidiaries currently suffer accumulated loss and are unable to pay us any dividend given their financial condition. If our PRC subsidiaries’ financial condition improves, the above discussed PRC laws will likely limit their ability to pay dividends or make other distributions to us. Such limitations could materially and adversely impact our cash flows and limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of March 31, 2023 and 2022, we did not make adequate employee benefit contributions in the amount of $1,086,526 and $963,824, respectively, for our continuing operations. We accrued the amount in accrued payroll and welfare. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On August 16, 2021, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On February 15, 2022, we received a letter from Nasdaq informing that trading of the Company’s common stock will be suspended at the opening of business on February 24, 2022, unless the Company requests an appeal of Nasdaq’s determination. The Company has timely requested an appeal and on May 5, 2022, the Nasdaq Hearings Panel (the “Panel”) confirmed the Company has regained compliance with the minimum bid price through a reserve stock split effective on April 6, 2022. The Panel has also determined to impose a Panel Monitor for a period of one year from the date of the letter, or until May 5, 2023 to monitor the Company’s continued compliance with all Nasdaq continued listing requirements, pursuant to Nasdaq Listing Rule 5815(d)(4)(A). Should the Company fail to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirements for continued listing on Nasdaq, the staff will issue a Delist Determination Letter and promptly schedule a new hearing. On May 8, 2023, we received a notice from Nasdaq to inform the Company was in compliance with the applicable Nasdaq Listing Rules. On June 15, 2023, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. We are provided a compliance period of 180 calendar days in which to regain compliance.

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

As of the date of this Report, there were 6,062,504 shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.26 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

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

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect automobile purchasers and lessees’ willingness to seek working opportunities and financing partners’ ability and desire to provide financing. Economic conditions in China are sensitive to global economic conditions. The COVID-19 pandemic resulted in declines in economic activities in China and other parts of the world and raised concerns about the prospects of the global economy. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have also been concerns over unrest in Ukraine, the Middle East and Africa, which have resulted in volatility in financial and other markets. There have also been concerns about the economic effect of the tensions in the relationship between China and the United States. If present Chinese and global economic uncertainties persist, our business partners may suspend their collaboration or reduce their business with us. Adverse economic conditions could also reduce the number of customers seeking to utilize our services. Should any of these situations occur, our transaction volume will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs. As of the date of this Report, we are unable to assess the full impact of the outbreak on our business, results of operations and financial condition.

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

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have 19 software copyrights, 52 trademarks and two trademark applications pending at the PRC Trademark Office. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industries, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

Intellectual property protection may not be sufficient in the jurisdiction in China. Statutory laws and regulations are subject to judicial interpretation and enforcement and may not be applied consistently due to the lack of clear guidance on statutory interpretation. Confidentiality and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights in China. Preventing any unauthorized use of our intellectual property is difficult and costly and the steps we take may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we will prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. To the extent that our employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related know-how and inventions. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

To date, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2020, 2021 and 2022 were increases of 2.5%, 0.9% and 2.0%, respectively. Although we have not been materially affected by inflation in the past, we may be affected by higher rates of inflation in China in the future, particularly if it affects labor costs. Unless we are able to control our labor costs or pass on these increased labor costs to our customers by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

Furthermore, on July 16, 2021, the Ministry of Human Resources and Social Security, the NDRC, the Ministry of Transport, together with several other governmental authorities jointly promulgated Guiding Opinions on Safeguarding the Rights and Interests of Labors in New Forms of Employment, which require, among others, platform enterprises adopting labor outsourcing and other cooperative labor methods to undertake corresponding responsibilities in accordance with laws and regulations when labors’ rights and interests are damaged, call for organizing and launching pilot programs for occupational injury protection of flexible employment personnel, focusing on platform enterprises in industries such as mobility, takeout, instant delivery and intra-city freight, and encourage platform enterprises to improve the protection for flexible employment personnel on the platform by purchasing personal accident, employer liability and other commercial insurances. On November 17, 2021, the Ministry of Transport, the NDRC, the CAC and certain other governmental authorities jointly promulgated the Opinions on Strengthening the Protection of the Rights and Interests of Labors in New Forms of Transportation Industry, which provide that the relevant departments shall urge online ride hailing platform enterprises to announce pricing rules and income distribution rules to relevant parties such as drivers and passengers. The total amount paid by the passengers and the remuneration of the driver, and the ratio of the difference between the aforementioned amounts to the total amount paid by the passengers shall be displayed to the drivers. In addition, these opinions aim to strengthen the occupational injury protection of online ride hailing drivers, encourage online ride hailing platform to actively participate in the occupational injury protection pilot, and urge online ride hailing platform to pay social insurance for drivers who meet the labor relationship conditions in accordance with the law, and guide and support drivers who do not fully meet the conditions for establishing labor relations with online ride hailing platform enterprises to participate in corresponding social insurance. These opinions also emphasize to safeguard the rights of the drivers to have reasonable remuneration and rest, among others.

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

A smaller reporting company is defined as a company that has a public float of less than $75 million in common equity as of the last business day of its most recently completed second fiscal quarter, or if a public float of zero, has less than $50 million in annual revenues as of its most recently completed fiscal year-end. As a smaller reporting public company, and particularly after we were no longer an emerging growth company since April 1, 2023, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

Pursuant to Section 404, we were not required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, since we are a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We currently maintain our principal executive offices at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 965 square meters under a lease agreement that expire in March 2026. The cost for these offices is approximately $10,700 per month in aggregate.

We maintain another three offices for our Automobile Transaction and Related Services and Online Ride-hailing Platform Services in the cities of Changsha and Guangzhou, China. The total area of our offices in Changsha is 680 square meters. We lease those offices for a total monthly rent of approximately $4,200 under two lease agreements that expire in October 2023 and May 2025, respectively. The total area of our office in Guangzhou is 101 square meters. We lease the office for a total monthly rent of approximately $960 under a lease agreement that expire in December 2023. The total area of the offices of our equity investee company, Jinkailong, is approximately 2,907 square meters in Chengdu. Jinkailong leases those offices for a total monthly rent of approximately $6,800 under two lease agreements that expire in August 2024 and December 2023, respectively.

We also lease a parking lot for automobiles and an exhibition hall in Changsha, with total areas of 2,750 square meters. The monthly rent for the parking lot and the exhibition hall is approximately $1,100 and approximately $3,500, respectively. Jinkailong leases a parking lot with total area of approximately 7,300 square meters in Chengdu. The monthly rent was approximately $2,900.

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

Holders

Based upon information furnished by our transfer agent, as of July 10, 2023, the Company had approximately 24 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our shares. We do not have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors will have the discretion to declare and pay dividends in the future as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Foreign Investment Law, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside 10% of their after-tax profits of the year, if any, to statutory reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. As of March 31, 2023, the total respective registered capital of all the Company’s direct subsidiaries was approximately RMB492 million (approximately $71.6 million). And as of March 31, 2023, all the Company’s subsidiaries incorporated in the PRC have suffered accumulated loss and the Company concluded those subsidiaries did not have abilities to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances.

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

Equity Compensation Plan Information

In September 2018, our board of directors adopted and in November 2018, our stockholders approved, the 2018 Equity Incentive Plan, pursuant to which a maximum of 200,000 (2,000,000 pre-reverse stock split) shares of common stock were reserved for issuance to our employees, officers, directors, consultants. The plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, stock bonus awards, and performance compensation awards. In March 2023, our annual meeting of stockholders for the year ended March 31, 2022 further approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. As of the date of this Report, an aggregate of 29,630 RSUs were issued and 3,182 RSUs were vested but have not been issued under the plan.

The following table provides information as of March 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options, warrants	options, warrants and	plans (excluding securities
Plan category	and rights	rights	reflected in column (a))
2018 Equity Incentive Plan	—	—	1,470,371

Purchases of Our Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Automobile Transactions and Related Services

Our Automobile Transaction And Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) service fees from new energy vehicles (“NEVs”) leasing, automobile purchase and management services where we charge NEVs lessees or automobile purchasers for a series of the services provided to them throughout the leasing or purchase process based on the chosen product solutions, such as ride-hailing driver training, assisting with a series of administrative procedures and other consulting services (the “Purchase and NEVs Services”); (iii) automobile sales where we sell new purchased or used cars to our customers (the “Auto Sales”); (iv) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (v) auto management and guarantee services provided to online ride-hailing drivers after the delivery of automobiles (the “Auto Management and Guarantee Services”); and (vi) other supporting services provided to online ride-hailing drivers. We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2023, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $24.4 million, sold an aggregate of 1,466 automobiles with a total value of approximately $14.1 million and delivered approximately 2,936 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 144 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the years ended March 31, 2023 and 2022:

	For the Years Ended
	March 31,
	2023		2022
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	1,802	$3,453,000	486	$1,722,000
Auto Sales	43	$243,000	6	$26,000
Auto Financing	144	$42,000	131	$102,000
Other Services	>1,000	$635,000	>420	$398,000

* The number excluded operation information of our former VIEs and was rounded to the nearest thousand for disclosure purpose.

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our consolidated statements of operations and comprehensive income (loss) during the year ended March 31, 2023. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong in Changsha and Chengdu. During the year ended March 31, 2023, our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 79.0%, 5.6%, 1.0% and 14.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 76.6%, 1.2%, 4.5% and 17.7% for the year ended March 31, 2022, respectively, excluding the income which Jinkailong generated.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB39.76 million (approximately $5.79 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

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

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. During the year ended March 31, 2023, our subsidiary, Jiekai, and equity investee company and former VIE, Jinkailong, signed cooperation contracts with other online ride-hailing platforms (“Partner Platforms”), such as Chengdu Anma Zhixing Technology Co., Ltd. and Hangzhou Xiehua Network Technology Co., Ltd., whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us and Jinkailong. Jiekai and Jinkailong earned rental income from drivers and earned commissions from Partner Platforms.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. As of the date of this Report, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and other 23 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the year ended March 31, 2023, approximately 6.1 million rides with gross fare of approximately $19.9 million were completed through Xixingtianxia and an average of over 5,100 Active Drivers each month. During the year ended March 31, 2023, we earned online ride-hailing platform service fees of approximately $3.7 million, after netting off approximately $0.5 million incentives paid to Active Drivers.

During the year ended March 31, 2022, approximately 11.5 million rides with gross fare of approximately $37.3 million were completed through Xixingtianxia and an average of over 9,500 Active Drivers each month. During the year ended March 31, 2022, we earned online ride-hailing platform service fees of $2.7 million, after netting off approximately $3.4 million incentives paid to Active Drivers.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and Online Ride-hailing Platform Services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of March 31, 2023, we had 10 and 59 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. The demand for short-term car rentals increased accordingly, which remained stable during the year ended March 31, 2023. To meet the demand of business expansion in Chengdu, Changsha, and Guangzhou, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of March 31, 2023, we had one parking lot, an exhibition hall and 6 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 12 employees in Chengdu, for parking and management of automobiles for operating lease. During the years ended March 31, 2023 and 2022, the average utilization of the automobiles for operating lease was approximately 64.9% and 56.3%, respectively.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaborations with business partners and provide value-added services to our customers. The attraction of new automobile leases depends on our leasing solutions with attractive rental price and flexible leasing terms. We have also adopted a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile leases we attract, which in turn affect our financial performance. The attraction of new Active Drivers depends on the comprehensive income they could earn from our own or cooperated platform, which is mainly affected by the number of orders distributed to them through our platform and the amount of the incentives paid to them from platforms. Our revenue growth also depends on our abilities to effectively price our services, which enables us to attract more customers and improve our profit margin.

Ability to Retain Key Business Cooperators

Historically, we have set up a series of strategy and business relationships with certain affiliates of some famous and leading companies of NEVs manufacturers, online ride-hailing platforms, local NEVs leasing companies, and travel service providers to develop our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. We earned commission or services fee from them, purchased and leased automobiles for our business at a favorable price. The close relationships have provided us with the necessary capacity to support the development of our online ride-hailing platform and leasing business. To retain these valuable cooperators and continuously explore opportunities to collaborate with them in more areas is important to us to have considerable resources to support the exploration and expansion of our business into new cities.

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of March 31, 2023, we had accounts receivable, net of allowance of approximately $76,000 and advanced payments of approximately $45,000 due from the historical automobile purchasers, net of allowance, which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the year ended March 31, 2023, we settle our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of March 31, 2023, we had accounts receivable of online ride-hailing service fees of approximately $51,000 in total.

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

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform During the year ended March 31, 2023. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

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

As of March 31, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record an allowance against receivables from those purchasers. As of March 31, 2023, we recognized an accumulated allowance against receivables of $378,941 from these purchasers served by Hunan Ruixi. For the year ended March 31, 2023, we recognized approximately $7,300 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the year ended March 31, 2023, we sub-leased approximately 49 rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2023, the total value of non-collateralized automobiles was approximately $356,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual and Potential Impact of Coronavirus (COVID-19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of March 31, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for doubtful accounts of approximately $378,941 for them. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the year ended March 31, 2023, the number of newly rendered automobiles decreased to 8 as compared with 25 during the year ended March 31, 2022. Meanwhile, over 1,200 online ride-hailing drivers rendered their automobiles to Jinkailong as of March 31, 2023.

However, our daily cash flow will be adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow has been adversely impacted by local resurgences of COVID-19 in Chengdu, Changsha and Guangzhou while the COVID-19 measures in China keep applying the current control and prevention measures especially from September to November 2022, which had negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly installment payments, which may create a significant risk of continuing default from our automobile purchasers or lessees. As a result, we may have to repay the defaulted amount as a guarantor or lose the monthly rental revenue. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

Since March 2022, major outbreaks of the Omicron variant of COVID-19 occurred in many cities of China. These outbreaks resulted in lockdowns, highway closures and other restrictive measures across China, which caused severe hardships to countless dealers and consumers. Furthermore, Chengdu suffered an infection peak in the middle of December, after China shifted the prevention and control of COVID-19 infection strategy in December 2022. Base on the surveys released from Sichuan Provincial Center for Disease Control and Prevention, the actual infection rate of the surveyed population was estimated to be over 80 percent. And the peak of positive detection in the whole province was concentrated from December 12 to 23, which caused significant decreasing orders for online ride-hailing in December. The central government of China has adjusted the prevention and control measures of COVID-19, and gradually restored the order of production and life, which would bring optimism for us to operate our online ride-hailing platform in the next 12 months.

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

Ability to Manage and Grow New Ride-Hailing Business

Due to the fierce competition of online ride-hailing industry in Chengdu, Changsha and Guangzhou, our ability to increase our revenue over time may be limited if we focus only on our current Automobile Transaction and Related Services business model. As part of our strategy to provide an all-encompassing solution for online ride-hailing drivers, we have expanded our services to drivers through the operation of Xixingtianxia, our own online ride-hailing platform, which has brought us a new stream of revenue. We generate revenue from commissions earned from each completed order, which represent the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. As the aggregation platforms distribute the demand orders to different online ride-hailing platforms, the flow of drivers in our area of operations is enhanced, leading to a higher probability that more ride orders will be distributed to our platform, which in turn will increase the revenue of the drivers who use our platform (and our revenue). This also allows us to attract more drivers to engage their online ride-hailing business on our platform. Through a series of promotion and effective daily management and training services, we expect our own online ride-hailing platform will offer us a stable revenue source which can also help grow our automobile financing and leasing business. Besides, we are dealing with other trip platforms to attract more riders choosing their trip through our platform.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 51th Statistical report on Internet Development in China published in March 2023 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 473 million by the end of December 2022, and took approximately 40.9% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of May 31, 2023, approximately 313 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 735 million in May 2023 in China. Meanwhile, approximately 2.36 million online booking taxi transportation certificates and approximately 5.58 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In order to manage the rapidly growing ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions in China, including the MOT, jointly promulgated the “Interim Measures for the Administration of Online Taxi Booking Business Operations and Services” (“Interim Measures”) and amended it on December 28, 2019 and November 30, 2022, which legalizes online ride-hailing services such as XXTX and requires the online ride-hailing services to meet the requirements set out by the measures and obtain taxi-booking service licenses and take full responsibility of the ride services to ensure the safety of riders.

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Online Booking Taxi Management Services for Chengdu”, which was abolished and replaced by the updated version issued on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued the guidelines on compliance requirements for online ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. On November 28, 2016, Guangzhou Municipal People’s Government promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019. According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business in Chengdu and Guangzhou: (1) the ride-hailing service platform such as XXTX should obtain the online booking taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online booking taxi transportation certificate (“automobile certificate”); (3)

the drivers should obtain the online booking taxi driver’s license (“driver’s license”). Besides, all the new cars used for online ride-hailing in Chengdu should be NEVs since July 2021.

On July 23, 2018, the General Office of Changsha Municipal People’s Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha.” On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi.” According to the regulations and guidelines, to operate a ride-hailing business in Changsha requires similar licenses in Chengdu, except those automobiles used for online ride-hailing services are required to meet certain standards, including that the sales price (including taxes) is over RMB120,000 (approximately $17,000). In practice, Hunan Ruixi is also required to employ a safety administrator for every 50 automobiles used for online ride-hailing services and submit daily operation information of these automobiles such as traffic violation to the Transport Management Office of the Municipal Communications Commission of Changsha City every month. On November 28, 2016, Guangzhou Municipal People’s Government also promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019.

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 31 cities, including Chengdu, Changsha, Guangzhou, Tianjin, Shenyang, Harbin, Nanchang, Haikou, Xining, two cities in Zhejiang, Shandong, and Guangxi Province, respectively, three cities in Guizhou Province, five cities in Jiangsu Province, other two cities in Hunan and Guangdong Province, respectively, and other four cities in Sichuan Province from June 2020 to May 2023, to operate the online ride-hailing platform services.

However, approximately 57% of our ride-hailing drivers have not obtained the driver’s license as of March 31, 2023 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $728 to $4,370) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the year ended December 31, 2023, we have been fined by approximately $19,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $4,000, respectively, was further compensated by drivers or cooperated third parties, respectively. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Continuing Operations for the year ended March 31, 2023 Compared to the year ended March 31, 2022

	For the Years Ended
	March 31,
	2023	2022	Change
Revenues	$8,082,514	$4,913,102	$3,169,412
Cost of revenues	(6,590,001)	(7,001,297)	411,296
Gross profit (loss)	1,492,513	(2,088,195)	3,580,708
Operating expenses
Selling, general and administrative expenses	(6,142,447)	(9,035,142)	2,892,695
Provision for doubtful accounts, net of recovery	(1,487,889)	(235,279)	(1,252,610)
Impairments of inventories	(3,085)	(60,398)	57,313
Impairments of long-lived assets and goodwill	—	(142,974)	142,974
Total operating expenses	(7,633,421)	(9,473,793)	1,840,372
Loss from operations	(6,140,908)	(11,561,988)	5,421,080
Other income (expenses), net	664,001	(107,444)	771,445
Interest expense	—	(5,893)	5,893
Interest expense on finance leases	(25,675)	(55,844)	30,169
Change in fair value of derivative liabilities	1,711,889	6,951,482	(5,239,593)
Issuance cost incurred for issuing series A convertible preferred stock	—	(821,892)	821,892
Loss before income taxes	(3,790,693)	(5,601,579)	1,810,886
Income tax expenses	—	(4,566)	4,566
Net loss from continuing operations	$(3,790,693)	$(5,606,145)	$1,815,452

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from online ride-hailing platform services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the year ended March 31, 2023 increased by $3,169,412, or approximately 65%, as compared with the year ended March 31, 2022. The increase was mainly due to the increase of operating lease revenues from automobile rentals and revenues from online ride-hailing platform services, as a result of the expansion and our continuous “efficiency - improving” strategy of those two businesses.

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

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2023 and 2022:

	For the Years Ended
	March 31,
	2023	2022
Revenue from automobile transactions and related services	$4,372,569	$2,247,645
- Operating lease revenues from automobile rentals	3,453,392	1,722,480
- Service fees from NEVs leasing	350,510	126,227
- Revenues from sales of automobiles	243,065	26,019
- Financing revenues	41,738	101,828
- Service fees from automobile management and guarantee services	40,158	73,554
- Service fees from automobile purchase services	33,585	1,468
- Other service fees	210,121	196,069

Revenue from online ride-hailing platform services	3,709,945	2,665,457

Total Revenue	$8,082,514	$4,913,102

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, sales revenue of automobiles, financing revenues, service fees from automobile management and guarantee services, service fees from automobile purchase services, and other services fees, which accounted for approximately 79.0%, 8.0%, 5.6%, 1.0%, 0.9%, 0.8% and 4.7%, respectively, of the total revenue from automobile transaction and related services during the year ended March 31, 2023. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile management and guarantee services, sales revenue of automobiles, and other services fees, which accounted for approximately 76.6%, 5.6%, 4.5%, 3.3%, 1.2% and 8.8%, respectively, of the total revenue from automobile transaction and related services during the year ended March 31, 2022.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $1,730,912 during the year ended March 31, 2023 was due to the increased number of leased automobiles. We leased over 1,800 automobiles with an average monthly rental income of $478 per automobile, resulting in a rental income of $3,453,392, including rental income of $344,120 from Jinkailong, for the year ended March 31, 2023. While we leased over 480 automobiles with an average monthly rental income of $485 per automobile, resulting in a rental income of $1,722,480, for the year ended March 31, 2022. Meanwhile, the rental income of approximately $1.28 million generated from Jinkailong was eliminated in the revenue of continuing operations while the sub-leasing income from these automobiles of approximately $1.8 million was recorded in the revenue of discontinued operations for the year ended March 31, 2022.

Service fees from NEVs leasing

We generated revenues of $350,510 and $126,227 from leasing NEVs by charging leases service fees during the years ended March 31, 2023 and 2022, respectively, in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu, Changsha and Guangzhou. The amount of services fees for NEVs leasing is based on its product solutions. The increase of $224,283 was mainly due to the increase in the number of NEVs we own and lease to drivers.

Sales of automobiles

As we have shifted our business focus to automobile leasing, we sold one new and 42 used automobiles with income of $243,065 during the year ended March 31, 2023. Meanwhile, we sold one new and five used automobiles with income of $26,019 during the year ended March 31, 2022.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $41,738 from an average monthly number of 44 automobiles and $101,828 from an average monthly number of 75 automobiles during the years ended March 31, 2023 and 2022, respectively. The decrease was further aggravated by the decrease in the monthly amortization of interest income for automobiles leased in prior periods.

Service fees from automobile management and guarantee services and Service fees from automobile purchase services

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $33,396 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 110 and 200 automobiles during the years ended March 31, 2023 and 2022, respectively.

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 15 new automobiles purchase transactions during the year ended March 31, 2023 while we had revenue from only two new automobile purchase services during the year ended March 31, 2022.

Other service fees

We generate other revenues such as monthly services commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 85.3%, and 14.7% of revenues from other service fees during the year ended March 31, 2023, respectively. The commissions from insurance companies, Ride-hailing platform companies and other companies, and other miscellaneous service fees charged to the automobile purchasers, which accounted for approximately 53.4%, and 46.6% of revenues from other service fees during the year ended March 31, 2022, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the year ended March 31, 2023, approximately 6.1 million rides with gross fare of approximately $19.9 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $3,709,945, after netting off approximately $0.5 million incentives paid to Active Drivers.

During the year ended March 31, 2022, approximately 11.5 million rides with gross fare of approximately $37.3 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,665,457, after netting off approximately $3.4 million incentives paid to Active Drivers. We paid excess driver incentives to attract drivers to our platform during the year ended March 31, 2022 based on the historical market strategy while reduced the expenditure in the year ended March 31, 2023 in accordance with the market change.

Cost of Revenues

Cost of revenues represents (1) the amortization, daily maintenance and insurance expense related to our Auto Operating Leasing of $3,975,857; (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $2,295,233; and (3) costs of our Auto Sales of $318,911. Cost of revenues decreased by $411,296 during the year ended March 31, 2023 as compared with the last year, mainly due to the decrease of $1,510,910 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders, partially offset by the increase of $818,259 in costs of automobiles under operating leases as a result of business expansion and $281,355 in costs of automobile sold as the number of automobiles sold increased from 5 to 43. During the year ended March 31, 2023, the costs of automobiles under operating leases with amount of $509,904 was from one of our related parties.

Gross Profit (Loss)

We had gross profit of $1,492,513 during the year ended March 31, 2023 as compared with the gross loss of $2,088,195 in the last year. The change of $3,580,708 was mainly due to the increase in profit in our online ride-hailing platform services and operating lease, partially offset by the gross loss of $75,846 from sales of automobiles. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the years ended March 31, 2023 and 2022:

	For the Years Ended
	March 31,
	2023	2022
- Auto Operating Leasing	$(522,465)	$(1,435,118)
- Auto Sales	(75,846)	(11,537)
- Other Services	676,112	499,146
- Online Ride-Hailing Platform Services	1,414,712	(1,140,686)
Total Gross Profit (Loss)	$1,492,513	$(2,088,195)

We had a gross profit of $1,414,712 in our online ride-hailing platform services during the year ended March 31, 2023, which increased by $2,555,398 from a gross loss of $1,140,686 in the same period in 2022. We paid excess driver incentives to attract drivers to our platform during the year ended March 31, 2022 based on the historical market strategy while reduced the driver incentives in the year ended March 31, 2023 in accordance with the market change. We had a gross loss of $522,465 in our automobile operating leasing during the year ended March 31, 2023, which decreased by $912,653 from a gross loss of $1,435,118 in the same period in 2022. The decrease was mainly due to the increase in the average utilization and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in the year ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $9,035,142 for the year ended March 31, 2022 to $6,142,447 for the year ended March 31, 2023, representing a decrease of $2,892,695, or approximately 32.0%. The decrease was attributable to that our continuous control on costs and streamline expenses during the year ended March 31, 2023. The decrease mainly consists of (1) a decrease of $912,317 in professional service fees such as financial, legal and market consulting as we incurred a consulting fee of approximately $653,000 for certain market research and business development advisory services during the year ended March 31, 2022; (2) a decrease of $704,955 in salary and employee benefits as the average monthly number of our employee decreased from 199 to 175; (3) a decrease of $782,337 in advertising and promotion for the online ride-hailing platform services as the number of completed orders decreased and we cut down market promotion expenditure in accordance with the market change in the year ended March 31, 2023; (4) a decrease of $526,646 in offices expenditure as a result of reducing office rental and insurance charges; (5) a decrease of $51,598 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as we leased more automobiles; and partially offset by (6) a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement during the year ended March 31, 2023.

Provision for doubtful accounts, net of recovery

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and provided bad debt expense for the receivables of $1,484,495 and $3,394, respectively, against receivables from Jinkailong and an automobile purchaser during the year ended March 31, 2023. While we provided additional allowance for doubtful accounts of $123,744 for unsettled balances from historical customers, allowance of $111,536 for a historical business cooperator who did not settle its balance on time, respectively, during the year ended March 31, 2022.

Impairments of inventories

For the year ended March 31, 2023 and 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $3,085 and $60,398, respectively, for certain automobiles for sale based on their selling price in the market.

Impairments of Long-lived Assets and Goodwill

For the years ended March 31, 2023, we evaluated the future cash flow of our right-of-use assets and our own vehicles used for operating leases during their remaining useful life. We did not recognize any impairment loss for the year ended March 31, 2023. While we recognized an impairment loss of $3,044 for certain right-of-use assets and our own vehicles as property and equipment that could not generate sufficient cash, and fully recognized impairment of $139,930 against goodwill during the year ended March 31, 2022.

Other income, net

For the year ended March 31, 2023, we had other income, net of $664,001, which primarily consist of the income of approximately $453,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $211,000. For the year ended March 31, 2022, we had other expenses, net of $107,444, primarily consist of: (1) a donation by Hunan Ruixi of approximately $190,000 (RMB1,200,000) to a public welfare foundation in Changsha, China; (2) penalty fines of $97,000 for our served online ride-hailing drivers who failed to obtain the ride-hailing driver’s licenses approximately; which was offset by (2) income of approximately $198,000 from some leases.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the year ended March 31 2022 resulted from the borrowings of Corenel from a financial institution for its automobile commercial insurance by installment.

Interest expense on finance leases for the year ended March 31, 2023 was $25,675, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business. Interest expense on finance leases decreased by $30,169, or approximately 54%, as compared with the year ended March 31, 2022, mainly due to the decreased weighted average number of rendered automobiles during the year ended March 31, 2023.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the year ended March 31, 2023 was a gain of $1,711,889 in total as our stock price as of March 31, 2023 was lower than the price on March 31, 2022. The gain consists of a gain of $12,432 for the warrants issued in our June 2019 registered direct offering, a gain of $36,131 for the warrants issued in our August 2020 underwritten public offering, a gain of $54,052 for the warrants issued in our February 2021 registered direct offering, a gain of $662,767 for the warrants issued in our May 2021 registered direct offering, and a gain of $946,507 for the warrants issued in our November 2021 private placement.

The change in fair value of derivative liabilities for the year ended March 31, 2022 was a gain of $6,951,482 in total, which consists of a gain of $185,727 for the warrants issued in our June 2019 registered direct offering, a gain of $352,944 for the warrants issued in our August 2020 underwritten public offering, a gain of $572,018 for the warrants issued in our February 2021 registered direct offering, a gain of $2,725,530 for the warrants issued in our May 2021 registered direct offering, and a gain of $3,115,263 for the warrants issued in our November 2021 private placement.

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the year ended March 31, 2023, while for the year ended March 31, 2022, income tax expense of $4,566 mainly represented the provision of enterprise income tax resulting from the taxable income of $18,264 from Hunan Ruixi.

Net loss from continuing operations

As a result of the foregoing, net loss from our continuing operations for the year ended March 31, 2023 was $3,790,693, representing a decrease of $1,815,452 from net loss of $5,606,145 for the year ended March 31, 2022.

Results of Discontinued Operations for the year ended March 31, 2022

For the Year Ended
March 31, 2022
Revenues	$6,830,116
Cost of revenues	(5,183,806)
Gross profit	1,646,310
Operating expenses
Selling, general and administrative expenses	(4,139,800)
Provision for doubtful accounts	(11,746)
Impairments of long-lived assets	(32,479)
Total operating expenses	(4,184,025)
Loss from operations	(2,537,715)
Other income, net	118,344
Interest expense	(50,472)
Interest expense on finance leases	(277,366)
Loss before income taxes	(2,747,209)
Income tax expenses	—
Loss from discontinued operations, net of applicable income taxes	(2,747,209)
Net gain from deconsolidation of VIEs - discontinued operations	10,975,101
Gain from discontinued operations	$8,227,892

The results of discontinued operations mainly consist of the financial figures of our former VIE, Jinkailong. As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our consolidated statements of operations and comprehensive income (loss) during the year ended March 31, 2023.

Revenues

The following table sets forth the breakdown of revenues by revenue source for the year ended March 31, 2022:

For the Year Ended
March 31, 2022
- Operating lease revenues from automobile rentals	$5,452,483
- Commission from an online ride-hailing platform	399,600
- Service fees from NEVs leasing	232,295
- Service fees from automobile management and guarantee services	217,838
- Financing revenues	15,855
- Other service fees	512,045
Total revenues from discontinued operations	$6,830,116

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

Jinkailong leased over 1,700 automobiles with an average monthly rental income of $442 per automobile, resulting in a rental income of $5,452,483, for the year ended March 31, 2022. Among them, approximately 400 automobiles were leased or sub-leased from Cornel, which brought rental income of approximately $1.8 million to Jinkailong. And the leasing costs of approximately $1.3 million was recorded as costs of revenue in the loss of discontinued operations of the consolidated financial statements.

Jinkailong earned commissions from online ride-hailing platforms, such as Meituan, a leading aggregation platform before, and XXTX for drivers serviced and introduced by Jinkailong, who ran their business through these platforms. During the year ended March 21, 2022, Jinkailong earned commissions of $399,600 from Meituan. Meanwhile, it earned commissions of $553,760 from XXTX, which was eliminated in the loss of discontinued operations of the consolidated financial statements.

Jinkailong generated revenues of $232,295 from leasing NEVs by charging leases service fees during the year ended March 31, 2022 in accordance with the increasing demand for NEVs in the online ride-hailing industry in Chengdu. The amount of services fees for NEVs leasing is based on its product solutions.

Jinkailong also generated other revenues such as monthly services commissions from insurance companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 41.1% and 58.9% of revenues from services commissions from insurance companies, and other miscellaneous service fees during the year ended March 31, 2022, respectively.

Cost of Revenues

Cost of revenues represents the amortization and depreciation of $2,590,277, daily maintenance and insurance expense, and rental costs of automobiles leased to online ride-hailing drivers of $2,593,529 during the year ended March 31, 2022. Jinkailong leased approximately another 500 automobiles, including approximately 400 from Corenel and Yicheng, to expand leasing scale during the year ended March 31, 2022. Meanwhile, the rental costs of approximately $1.3 million belong to Corenel and Yicheng was eliminated in the loss of discontinued operations of the consolidated financial statements during the year ended March 31, 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of $2,334,672 in salary and employee benefits, $712,949 in amortization of rendered automobiles which were rendered to Jinkailong but have not been sub-leased, $558,840 in office rental and charges, and $191,371 in advertising and promotion, during the year ended March 31, 2022.

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

Other income, net

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

Interest Expense and Interest Expense on Finance Leases

Interest expense for the year ended March 31, 2022 was $50,472, resulting from the borrowings from financial institutions. Interest expense on finance leases for the year ended March 31, 2022 was $277,366, representing the interest expense accrued under financing leases for the leased automobiles rendered to Jinkailong for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Loss from discontinued operations, net of applicable income taxes

As a result of the foregoing, net loss from our discontinued operations, net of applicable income taxes, for the year ended March 31, 2022 was $2,747,209.

Net gain from deconsolidation of VIEs - discontinued operations

As fully described above, we had terminated series of VIE agreements with other shareholders of our former VIEs as of March 31, 2022. We had a gain of $10,951,545 from the termination of Jinkailong due to its accumulated loss in historical period. We had a gain of $23,556 from the termination of Youlu as it suffered loss during the year ended March 31, 2022. On March 23, 2022, Senmiao

Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and purchased Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. The gain of non-controlling interest from acquired equity interest of Sichuan Senmiao amounted to $366,604 was recognized in the consolidated statements of changes in stockholders’ equity. The detailed analysis were in Note 3 to our consolidated financial statements.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,610,090 as of March 31, 2023 as compared to $1,185,221 as of March 31, 2022 for our continuing operations. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $3.8 million for the year ended March 31, 2023; (2) accumulated deficit of approximately $37.7 million as of March 31, 2023; (3) the working capital deficit of approximately $0.4 million as of March 31, 2023; and (4) two purchase commitments of approximately $1.36 million for 120 automobiles. As of the date of this Report, we have entered into two purchase contracts with two automobile dealers to purchase a total of 150 automobiles in the amount of approximately $2.4 million, of which, 30 automobiles amounted to approximately $0.34 million have been purchased in cash and delivered to us, and approximately $0.7 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $1.36 million shall be remit in installment to be completed before December 31, 2023.

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

	For the Years Ended
	March 31,
	2023	2022
Net Cash Provided by (Used in) Operating Activities	$557,837	$(9,159,281)
Net Cash Provided by (Used in) Investing Activities	320,528	(3,477,125)
Net Cash Provided by (Used in) Financing Activities	(373,834)	9,755,410
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(79,662)	(381,858)
Cash and Cash Equivalents at Beginning of Year	1,185,221	4,448,075
Cash and cash equivalents at End of year	$1,610,090	$1,185,221

Cash Flow in Operating Activities

For the year ended March 31, 2023, net cash provided by operating activities was $557,837. While for the year ended March 31, 2022, net cash used in operating activities was $9,159,281, which consists of outflows of $9,036,114 from continuing operations and $123,167 discontinued operations.

The total net cash provided by operating activities from continuing operations for the year ended March 31, 2023 primarily comprised of the revenue received of $8,361,688, and the net collection of $258,932 on automobiles used for financial lease to be collected within the lease terms, partially offset by the payment of salary and employee benefits of $1,977,230, maintenance fees, insurance and other costs for automobiles and related transactions of $4,952,281, and other operating costs of $1,133,272. The change of $9,593,951 in net cash provided by operating activities from continuing operations for the year ended March 31, 2023 as compared with last year was primarily attributable to (1) decrease of $1,815,452 in net loss; (2) decrease of $5,239,593 in change in fair value of derivative liabilities; (3) increase of $1,548,475 in the change of accrued expenses and other liabilities;(4) increase of $1,252,610 in the change of provision for doubtful accounts; (5) increase of $1,018,211 in the change of prepayments, other receivables and other assets; (6) increase of $576,603 in the change of inventories, and partially offset by (7) decrease in the issuance cost of $821,892 which incurred for issuing series A convertible preferred stock in the year ended March 31, 2022; (8) decreased of the stock compensation expense of $653,000 which incurred in the year ended March 31, 2022, and (9) gain on disposal of long-lived assets of $452,522 in the year ended March 31, 2023.

For the year ended March 31, 2022, net cash used in operating activities from discontinued operation was primarily the payment to investors of the discontinued P2P platform of $1.7 million, offset by the net cash inflow of approximately $1.6 million for the year ended March 31, 2022.

Cash Flow in Investing Activities

For the year ended March 31, 2023, we had net cash provided by investing activities of $320,528. The majority net cash provided by investing was for the proceeds from sales of the used-automobiles and rendered automobiles of $1,498,024, which was offset by the expenditures on the licenses of $26,420 for online ride-hailing platforms in different cities in China and purchase of automobiles for operating lease purpose of $1,151,076.

For the year ended March 31, 2022, we had net cash used in investing activities of $3,477,125, which consisted of the net cash used in investing activities of $3,365,915 from continuing operations and $111,210 from discontinued operations. The majority net cash used in investing was for the purchase of automobiles for operating lease purpose of $3,223,992 and expenditures on the licenses of $141,730 for online ride-hailing platforms in different cities in China.

Cash Flow in Financing Activities

For the year ended March 31, 2023, we had net cash used in financing activities of $373,834, which primarily consisted of: (1) principal payments made for finance lease liabilities of $392,145, (2) repayments of current borrowings from a financial institution of $125,840, partially offset by (3) repayment from related parties and affiliates of $144,151.

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

On February 22, 2021, we entered into a purchase contract with an automobile dealer to purchase a total of 200 automobiles for the amount of approximately $3.4 million. Pursuant to the contract, we are required to purchase 100 automobiles in cash with the amount of approximately $1.7 million. The remaining 100 automobiles purchase commitment with the amount of approximately $1.7 million shall be completed with financing option through the dealer’s designated financial institutions. As of the date of this Report, 100 automobiles of the contract signed in February 2021 have been purchased in cash and delivered to us. And on May 15, 2023, both parties decided to terminate the remaining 100 automobiles purchase through a termination agreement.

On September 23, 2022, we entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.6 million, of which approximately $0.7 million has been remitted as purchase prepayments, and we expect to fulfill the purchase commitment before December 31, 2023.

On March 28, 2023, we entered into another purchase contract with an automobile dealer to purchase a total of 50 automobiles for the amount of approximately $0.8 million, of which 30 automobiles of approximately $0.34 million have been purchased in cash and delivered to us, and we expect to fulfill the purchase commitment before December 31, 2023.

●	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of March 31, 2023, the maximum contingent liabilities we would be exposed to was approximately $9,691, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in financing activities. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $3.9 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $510,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are significant to the preparation of our financial statements. These estimates are important for an understanding of our financial condition and results of operation. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting estimates involve the most significant estimates and judgments used in the preparation of our financial statements.

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

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) inventories; (iv) property and equipment, net; (v) intangible assets, net; (vi) goodwill; (vii) revenue recognition; and (viii) leases - lessee. See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

(a)	Derivative liabilities

A contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. We then determine which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability by using Black-Scholes model. The changes in the values of these instruments are shown in the accompanying consolidated statements of operations and comprehensive income (loss) as “change in fair value of derivative liabilities”.

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

We consider the economic life of most of automobile to be three to five years, since this represents the most common long-term lease term for our automobile and the automobile will be used for online ride-hailing services. We believe three to five years is representative of the period during which the automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2023, our pricing interest rate is 6.0% per annum.

(c)	Share-based awards

Share-based awards are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the straight-line basis, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

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

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as we do not have reasonable certainty at lease inception that these options will be exercised. We generally consider the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. We have elected the short-term lease exception; therefore, operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. The leases generally do not provide a residual guarantee. The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, we recognize the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on a straight-line basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

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

(e)	Business acquisitions

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

(f)	Impairment of long-lived assets and goodwill

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

For the year ended March 31, 2023, we did not record impairment against goodwill. For the year ended March 31, 2022, we recorded an impairment of $139,930 against goodwill.

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

(i)	Valuation of deferred tax assets

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Senmiao Technology Limited (the “Company”) as of March 31, 2023, the related consolidated statement of operation, comprehensive loss, changes in stockholders’ equity and cash flow for the year ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operation and its cash flow for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2018

(such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022)

New York, New York

July 12, 2023

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2018 through 2022

New York, New York

July 14, 2022

One Liberty Plaza, 165 Broadway, 21st Floor, New York, NY 10006 p 212.842.7000		friedmanllp.com

Your livelihood, empowered.	An Independent Member Firm of DFK with offices worldwide.

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,610,090	$1,185,221
Accounts receivable, net, current portion	158,435	418,022
Accounts receivable, a related party	6,312	—
Inventories	6,678	286,488
Finance lease receivables, net, current portion	146,114	314,264
Prepayments, other receivables and other assets, net	1,438,243	2,713,208
Due from related parties, current portion, net	1,488,914	682,335
Total current assets	4,854,786	5,599,538

Property and equipment, net	3,343,457	5,658,773

Other assets
Operating lease right-of-use assets, net	121,672	109,621
Operating lease right-of-use assets, net, related parties	92,916	515,906
Financing lease right-of-use assets, net	623,714	305,933
Intangible assets, net	774,324	959,551
Accounts receivable, net, noncurrent	—	69
Finance lease receivables, net, noncurrent	71,133	92,980
Due from a related party, noncurrent	3,640,206	6,635,746
Other non-current assets	716,407	—
Total other assets	6,040,372	8,619,806

Total assets	$14,238,615	$19,878,117

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution	$8,813	$145,542
Accounts payable	183,645	14,446
Advances from customers	148,188	120,629
Accrued expenses and other liabilities	3,377,507	2,444,367
Due to related parties and affiliates	8,667	11,682
Operating lease liabilities	60,878	50,177
Operating lease liabilities - related parties	143,462	330,781
Financing lease liabilities	264,052	304,557
Derivative liabilities	501,782	2,215,204
Current liabilities - discontinued operations	487,829	528,426
Total current liabilities	5,184,823	6,165,811

Other liabilities
Operating lease liabilities, non-current	83,485	47,910
Operating lease liabilities, non-current - related parties	42,247	226,896
Financing lease liabilities, non-current	388,064	1,376
Deferred tax liability	42,930	46,386
Total other liabilities	556,726	322,568

Total liabilities	5,741,549	6,488,379

Commitments and contingencies (note 19)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 1,641 and 5,000 shares issued and outstanding at March 31, 2023 and 2022, respectively)	269,386	820,799

Stockholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 7,743,040 and 6,186,783 shares issued and outstanding at March 31, 2023 and 2022, respectively) *	773	618
Additional paid-in capital	43,355,834	42,803,045
Accumulated deficit	(37,715,294)	(34,601,545)
Accumulated other comprehensive loss	(1,247,099)	(109,454)
Total Senmiao Technology Limited stockholders’ equity	4,394,214	8,092,664

Non-controlling interests	3,833,466	4,476,275

Total equity	8,227,680	12,568,939

Total liabilities, mezzanine equity and equity	$14,238,615	$19,878,117

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2023	2022
Revenues
Revenues	$7,738,394	$4,913,102
Revenues, a related party	344,120	—
Total revenues	8,082,514	4,913,102

Cost of revenues
Cost of revenues	(6,080,097)	(7,001,297)
Cost of revenues, a related party	(509,904)	—
Total cost of revenues	(6,590,001)	(7,001,297)

Gross profit (loss)	1,492,513	(2,088,195)

Operating expenses
Selling, general and administrative expenses	(6,142,447)	(9,035,142)
Provision for doubtful accounts, net of recovery	(1,487,889)	(235,279)
Impairments of inventories	(3,085)	(60,398)
Impairments of long-lived assets and goodwill	—	(142,974)
Total operating expenses	(7,633,421)	(9,473,793)

Loss from operations	(6,140,908)	(11,561,988)

Other income (expense)
Other income (expense), net	664,001	(107,444)
Interest expense	—	(5,893)
Interest expense on finance leases	(25,675)	(55,844)
Change in fair value of derivative liabilities	1,711,889	6,951,482
Issuance cost incurred for issuing series A convertible preferred stock	—	(821,892)
Total other income, net	2,350,215	5,960,409

Loss before income taxes	(3,790,693)	(5,601,579)

Income tax expense	—	(4,566)

Net loss from continuing operations	(3,790,693)	(5,606,145)

Loss from discontinued operations, net of applicable income taxes	—	(2,747,209)
Net gain from deconsolidation of VIEs - discontinued operations	—	10,975,101
Gain from discontinued operations	—	8,227,892

Net (loss) income	(3,790,693)	2,621,747

Net loss (income) attributable to non-controlling interests from continuing operations	676,944	(3,872,645)
Net loss attributable to non-controlling interests from discontinued operations	—	714,274

Net loss attributable to the Company’s stockholders	$(3,113,749)	$(536,624)

Net (loss) income	$(3,790,693)	$2,621,747

Other comprehensive (loss) income
Foreign currency translation adjustment	(1,103,510)	64,470

Comprehensive (loss) income	(4,894,203)	2,686,217

less: Total comprehensive (loss) income attributable to noncontrolling interests	(642,809)	3,142,520

Total comprehensive loss attributable to stockholders	$(4,251,394)	$(456,303)

Weighted average number of common stock
Basic and diluted*	7,195,781	5,726,997

Earning (loss) per share - basic and diluted*
Continuing operations	$(0.43)	$(1.66)
Discontinued operations	—	1.56
Net Loss per share - basic and diluted*	$(0.43)	$(0.10)

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2023 and 2022

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2021	4,978,073	$498	$40,759,807	$(34,064,921)	$(838,671)	$(3,284,143)	$2,572,570
Net income (loss)	—	—	—	(536,624)	—	3,158,371	2,621,747
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	553,192	55	2,208,594	—	—	—	2,208,649
Issuance of restricted stock units	9,546	1	104,999	—	—	—	105,000
Exercise of Series A warrants into common stock	4,403	1	22,014	—	—	—	22,015
Fair value of derivative liabilities upon exercise of warrants	—	—	45,674	—	—	—	45,674
Issuance of common stock in purchase of XXTX’s remaining NCI	533,167	53	(1,357,637)	—	(21,762)	1,379,346	—
Issuance of common stock for consulting service	100,000	10	652,990	—	—	—	653,000
Foreign currency translation adjustment	—	—	—	—	80,321	(15,851)	64,470
Recognition of non-controlling interest from acquired equity interest of Sichuan Senmiao upon termination of the VIE agreement	—	—	366,604	—	—	(366,604)	—
Deconsolidation of discontinued operation	—	—	—	—	670,658	3,605,156	4,275,814
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	8,402	—	—	—	—	—	—
BALANCE, March 31, 2022	6,186,783	618	42,803,045	(34,601,545)	(109,454)	4,476,275	12,568,939
Net loss	—	—	—	(3,113,749)	—	(676,944)	(3,790,693)
Conversion of preferred stock into common stock	1,546,125	155	551,256	—	—	—	551,411
Cashless exercise of November 2021 Investor warrants into common stock	10,132	—	—	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	1,533	—	—	—	1,533
Foreign currency translation adjustment	—	—	—	—	(1,137,645)	34,135	(1,103,510)
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$(3,790,693)	$2,621,747
Net income from discontinued operations	—	8,227,892
Net loss from continuing operations	(3,790,693)	(5,606,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,095,518	956,400
Stock compensation expense	—	653,000
Issuance cost incurred for issuing series A convertible preferred stock	—	821,892
Amortization of right-of-use assets	711,630	955,443
Amortization of intangible assets	184,215	160,831
Provision for doubtful accounts, net of recovery	1,487,889	235,279
Impairments of inventories	3,085	60,398
Impairments of long-lived assets and goodwill	—	142,974
Gain on disposal of equipment	(452,522)	—
Change in fair value of derivative liabilities	(1,711,889)	(6,951,482)
Change in operating assets and liabilities
Accounts receivable	224,673	4,456
Accounts receivable, a related party	(6,327)	—
Inventories	316,139	(260,464)
Finance lease receivables	258,932	634,103
Prepayments, other receivables and other assets	1,046,465	28,254
Accounts payable	170,703	(31,434)
Advances from customers	36,911	6,678
Accrued expenses and other liabilities	1,170,510	(377,965)
Operating lease liabilities	(53,620)	(240,051)
Operating lease liabilities - related parties	(133,782)	(228,281)
Net cash provided by (used in) operating activities from continuing operations	557,837	(9,036,114)
Net cash used in operating activities from discontinued operations	—	(123,167)
Net Cash Provided by (Used in) Operating Activities	557,837	(9,159,281)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,151,076)	(3,223,992)
Cash proceed from disposal of property and equipment	1,498,024	—
Purchases of intangible assets	(26,420)	(141,730)
Cash released upon termination of a VIE	—	(193)
Net cash provided by (used in) investing activities from continuing operations	320,528	(3,365,915)
Net cash used in investing activities from discontinued operations	—	(111,210)
Net Cash Provided by (Used in) Investing Activities	320,528	(3,477,125)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock in registered direct offering	—	5,771,053
Net proceeds from issuance of common stock upon warrants exercised	—	22,015
Net proceeds from issuance of series A convertible preferred stock and warrants in a private placement offering	—	4,369,937
Borrowings from a financial institution	—	183,390
Repayments to related parties and affiliates	—	(117,761)
Repayments from related parties and affiliates	144,151	—
Repayments of current borrowings from financial institutions	(125,840)	(39,613)
Principal payments of finance lease liabilities	(392,145)	(433,611)
Net cash provided by (used in) financing activities from continuing operations	(373,834)	9,755,410
Net Cash Provided by (Used in) Financing Activities	(373,834)	9,755,410

Effect of exchange rate changes on cash and cash equivalents	(79,662)	(381,858)

Net increase (decrease) in cash and cash equivalents	424,869	(3,262,854)
Cash and cash equivalents, beginning of the year	1,185,221	4,448,075
Cash and cash equivalents, end of the year	$1,610,090	$1,185,221

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$5,893
Cash paid for income tax	—	—

Non-cash Transaction in Investing and Financing Activities
Recognition of other receivables from Jinkailong upon deconsolidation	$—	$7,298,208
Recognition of right-of-use assets and lease liabilities	$917,687	$273,555
Recognition of right-of-use assets and lease liabilities, related parties	$121,742	$181,620
Termination of right-of use assets and lease liabilities	$47,438	$—
Termination of right-of use assets and lease liabilities, related parties	$302,010	$—
Cashless exercise of November 2021 Investor warrants into common stock	$1,533	$—
Allocation of fair value of derivative liabilities for issuance of common stock	$—	$7,932,341
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$—	$45,674
Acquisition of XXTX'S minority interest with issuance of common stock at fair value	$—	$1,972,717

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
(ii)online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and other 23 cities in China as of the filing date of these consolidated financial statements.

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

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.46 million) in XXTX in cash and obtain a 51% equity interest. As of the filing date of these consolidated financial statements, the Company had remitted the full amount of investment to XXTX pertained to above mentioned XXTX Investment Agreement.

On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s Investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all the shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.40 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.36 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the filing date of these consolidated financial statements, the Company had remitted approximately RMB36.60 million ($5.33 million) to XXTX pertained to above mentioned XXTX Increase Investment Agreement.

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

As of the filing date of these consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB39.76 million (approximately $5.79 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of March 31, 2023, XXTX had seven wholly owned subsidiaries and two of them had operations.

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

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investee company, as of the filing date of these consolidated financial statements:

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”) and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 15, 2022. According to the VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao and the financial statements of Sichuan Senmiao are consolidated in the accompanying consolidated financial statements. Sichuan Senmiao suffered accumulated loss of approximately $18.0 million as of March 31, 2022 with shareholders’ deficiency of $7.6 million. Due to such loss from Sichuan Senmiao, on March 23, 2022, Senmiao Consulting and other shareholders with 94.5% equity interests of Sichuan Senmiao terminated the VIE Agreements and acquired Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination of the Sichuan Senmiao VIE Agreements had no significant impact on the consolidated financial statements.

Former Voting Agreements with Jinkailong’s Other Shareholders

Hunan Ruixi entered into two voting agreements signed in August 2018 and February 2020, respectively, as amended (the “Voting Agreements”), with Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests. Pursuant to the Voting

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreements, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for periods of 20 years and 18 years, respectively, ending on August 25, 2038.

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of March 31, 2023 and 2022, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of March 31, 2023 and 2022, the paid-in capital of Jinkailong is zero.

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

In addition, the Company recognized $7,298,208 of related party receivable from Jinkailong as of March 31, 2022, of which, $6,635,746 is required to be repaid over a period from April 2023 to December 2026 based on the agreement between the Company and Jinkailong, classified as due from related parties, noncurrent. Besides, the deconsolidation also excluded $31,263 receivables due from related parties, which was recorded by Jinkailong. As of March 31, 2023, the Company has outstanding balance due from Jinkailong amounted to $5,106,100, net of allowance, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, classified as due from related party, noncurrent (refer to Note 4 and Note 17).

As of March 31, 2023 and 2022, allowance for doubtful accounts due from Jinkailong amounted to $1,481,036 and $0, respectively. During the year ended March 31, 2023, the Company recorded allowances against the balance due from Jinkailong of $1,484,495.

The Company determined that the deconsolidation of Jinkailong represented a major shift that had a major effect on the Company’s operations and financial results for the year ended March 31, 2022, which triggers discontinued operations accounting in accordance with ASC 205-20-45 as discussed in note 4.

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

After Jinkailong and Youlu were deconsolidated from the Company’s consolidated financial statements at March 31, 2022, there were no assets and liabilities from the Company’s former VIEs included in the Company’s financial statements going forward. Net revenue,

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss from operations and net loss of the former VIEs that were included in the Company’s consolidated financial statements for the years ended March 31, 2023 and 2022 are as follows:

	For the Years Ended
	March 31,
	2023	2022
Net revenue from continuing operations	$—	$32,817
Net revenue from discontinued operations	$—	$6,830,116
Loss from operations from continuing operations	$—	$(179,068)
Loss from operations from discontinued operations	$—	$(2,537,715)
Net loss from continuing operations attributable to stockholders	$—	$(175,283)
Net loss from discontinued operations attributable to stockholders	—	(2,032,934)
Net loss attributable to stockholders	$—	$(2,208,218)

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $3.8 million for the year ended March 31, 2023; (2) accumulated deficit of approximately $37.7 million as of March 31, 2023; (3) the working capital deficit of approximately $0.4 million as of March 31, 2023; and (4) two purchase commitments of approximately $1.36 million for 120 automobiles. As of the filing date of these consolidated financial statements, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 150 automobiles in the amount of approximately $2.4 million, of which, 30 automobiles of approximately $0.34 million have been purchased in cash and delivered to the Company, and approximately $0.7 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $1.36 million shall be remitted in installment to be completed before December 31, 2023.

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

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these consolidated financial statements, if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) changes in the demand for the Company’s services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in the Company’s relationships with key business partners, (vi) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of presentation

The accompanying consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)   Basis of consolidation

The consolidated financial statements include the accounts of the Company and include the assets, liabilities, revenues, and expenses of the subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	March 31,
	2023	2022
Balance sheet items, except for equity accounts	6.8676	6.3400

	For the years ended March 31,
	2023	2022
Items in the statements of operations and comprehensive income (loss), and statements of cash flows	6.8516	6.4178

(d)   Use of estimates

In presenting the consolidated financial statements in accordance with U.S. GAAP, management make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease classification and liabilities, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for doubtful accounts and prepayments, estimates of impairment of long-lived assets and goodwill, valuation of deferred tax

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets, estimated fair value used in business acquisitions, valuation of derivative liabilities, allocation of fair value of derivative liabilities, fair value used in issuance of common stock and warrants exercised and other provisions and contingencies.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and 2022:

	Carrying Value as of	Fair Value Measurement as of
	March 31, 2023	March 31, 2023
		Level 1	Level 2	Level 3
Derivative liabilities	$501,782	$—	$—	$501,782

	Carrying Value as of	Fair Value Measurement as of
	March 31, 2022	March 31, 2022
		Level 1	Level 2	Level 3
Derivative liabilities	$2,215,204	$—	$—	$2,215,204

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended March 31, 2023 and 2022:

			August	February
			2020	2021
			Underwritten	Registered	May 2021		November 2021
	2019 Registered Direct Offering		Public	Direct	Registered Direct Offering		Private Placement
	Series A	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2021	$80,268	$163,572	$397,525	$637,561	$—	$—	$—	$—	$1,278,926
Derivative liabilities recognized at grant date	—	—	—	—	3,313,864	248,541	4,060,857	310,173	7,933,435
Change in fair value of derivative liabilities	(32,680)	(153,047)	(352,944)	(572,018)	(2,535,376)	(190,154)	(2,895,392)	(219,871)	(6,951,482)
Fair value of warrants exercised	(45,675)	—	—	—	—	—	—	—	(45,675)
BALANCE as of March 31, 2022	1,913	10,525	44,581	65,543	778,488	58,387	1,165,465	90,302	2,215,204
Change in fair value of derivative liabilities	(1,912)	(10,520)	(36,131)	(54,052)	(616,527)	(46,240)	(879,170)	(67,337)	(1,711,889)
Cashless exercise on November 2021 investor warrants	—	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE as of March 31, 2023	$1	$5	$8,450	$11,491	$161,961	$12,147	$284,762	$22,965	$501,782

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of March 31, 2023 and 2022.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of March 31, 2023
			August 4,
	June 20, 2019		2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023
Exercise price	$5.00	$5.00	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	0.22	0.22	2.35	0.87	0.87	3.12	3.12	3.62	3.62
Risk-free interest rate	1.02%	1.02%	4.02%	3.95%	4.43%	3.80%	3.80%	3.74%	3.74%
Expected volatility	120%	120%	120%	120%	120%	120%	120%	120%	120%

	As of March 31, 2022
	June 20, 2019		August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,335,763	55,148
Valuation date	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022	3/31/2022
Exercise price*	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30	$2.30
Expected term (years)	1.22	1.22	3.35	3.87	3.87	4.12	4.12	4.62	4.62
Risk-free interest rate	1.77%	1.77%	2.44%	2.44%	2.44%	2.43%	2.43%	2.43%	2.43%
Expected volatility	123%	123%	123%	123%	123%	123%	123%	123%	123%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of March 31, 2023 and 2022, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and non-current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of accounts receivables, finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2023 and 2022.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)   Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. As of March 31, 2023 and 2022, the Company had equity investment in Jinkailong of 35% that the Company has significant influence over Jinkailong. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of March 31, 2023 and 2022, the carrying value of the investment is $0 for both periods presented.

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

(h)   Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company’s management team. During the years ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. Consequently, the Company presents two operating and reportable segments of automobile transaction and related services and online ride-hailing platform services as set forth in Notes 1 and 20.

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

(j)   Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Account balances are charged off

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023 and 2022, allowance for doubtful accounts amounted to $0 and $112,905, respectively.

(k)   Inventories

Inventories consist of automobiles which are held primarily for sale or sales-type leases purpose and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the years ended March 31, 2023 and 2022, $3,085 and $60,398 impairment of inventories was recorded, respectively.

(l)   Finance lease receivables, net

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023 and 2022, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

As of March 31, 2023 and 2022, finance lease receivables consisted of the following:

	March 31,	March 31,
	2023	2022
Minimum lease payments receivable	$297,960	$511,030
Less: Unearned interest	(80,713)	(103,786)
Financing lease receivables, net	$217,247	$407,244
Finance lease receivables, net, current portion	$146,114	$314,264
Finance lease receivables, net, non-current portion	$71,133	$92,980

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2023 are as follows:

Minimum future
payments receivable
Twelve months ending March 31, 2024	$176,891
Twelve months ending March 31, 2025	94,643
Twelve months ending March 31, 2026	26,426
Total	$297,960

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2023 and 2022, the Company did not recognize impairment for property and equipment from continuing operations. For the years ended March 31, 2023 and 2022, the impairment for property and equipment was $0 and $32,479 from discontinued operations, respectively.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2023 and 2022, there was no impairment of intangible assets.

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

For the years ended March 31, 2023 and 2022, the Company recorded an impairment of $0 and $139,930 against goodwill, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into approximately 820,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

(q)   Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the Company determined that the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-S99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Company. The Company believes the future event of change of control is not probable as of March 31, 2023; therefore, the convertible preferred stock has not been remeasured to its redemption value. Subsequently, the Company adjust the initial carrying amount of the convertible preferred stock by the at redemption value method. As of March 31, 2023, there was no change to the initial carrying amount of the convertible preferred stock.

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

The Company accounts for a contract with a customer when the contract is entered into by the parties, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration to collect is substantially probable.

As of March 31, 2023, the Company had outstanding contracts for automobile transaction and related services amounting to $18,952, of which $18,560 is expected to be completed within twelve months after March 31, 2023, and $392 is expected to be completed after March 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended
	March 31,
	2023	2022
Automobile Transaction and Related Services (Continuing Operations)
- Operating lease revenues from automobile rentals	$3,453,392	$1,722,480
- Service fees from NEVs leasing	350,510	126,227
- Revenues from sales of automobiles	243,065	26,019
- Financing revenues	41,738	101,828
- Service fees from management and guarantee services	40,158	73,554
- Service fees from automobile purchase services	33,585	1,468
- Other service fees	210,121	196,069
Total revenues from Automobile Transaction and Related Services (Continuing Operations)	4,372,569	2,247,645
Online Ride-hailing Platform Services (Continuing Operations)	3,709,945	2,665,457
Total Revenues from Continuing Operations	8,082,514	4,913,102
Automobile Transaction and Related Services (Discontinued Operations)
-Operating lease revenues from automobile rentals	—	5,452,483
- Service fees from NEVs leasing	—	232,295
- Commission from Online Ride-hailing platforms	—	399,600
-Service fees from management and guarantee services	—	217,838
-Financing revenues	—	15,855
-Other service fees	—	512,045
Total revenues from Automobile Transaction and Related Services (Discontinued Operations)	—	6,830,116
Total revenues	$8,082,514	$11,743,218

Automobile transaction and related services

Operating lease revenues from automobile rentals –The Company generates revenue from sub-leasing automobiles to some online ride-hailing drivers or third-parties and leasing its own automobiles. The Company recognizes revenue wherein an automobile is transferred to the lessees and the lessees has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period and is recognized over time. As the operating lease revenue are variable in nature which is based on online ride-hailing drivers or third-parties’ performance for a certain period, the Company recognized the revenue from operating lease by using the output method based on periodic settlement between the Company and the online ride-hailing drivers or third-parties when such revenue is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Rental periods are short term in nature, generally are twelve months or less.

Service fees from NEVs leasing and automobile purchase services – Services fees from NEVs leasing and automobile purchase services are paid by lessees who rent new energy electric vehicles from the Company or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while the fees for purchase is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and an automobile is delivered to the lessee or purchaser at a point in time. Accounts receivable related to the revenue from NEVs leasing and automobile purchase services is collected upon the NEVs are delivered to lessees or purchaser.

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

Leases - Lessor

The Company recognized revenue as lessor in accordance with ASC 842.The two primary accounting provisions the Company uses to classify transactions as sales-type or operating leases are: (i) a review of the lease term to determine if it is for the major part of the economic life of the underlying equipment (defined as greater than 75%); and (ii) a review of the present value of the lease payments to determine if they are equal to or greater than substantially all of the fair market value of the equipment at the inception of the lease (defined as greater than 90%). Automobiles included in arrangements meeting these conditions are accounted for as sales-type leases. Interest income from the lease is recognized in financing revenues over the lease term. Automobile included in arrangements that do not meet these conditions are accounted for as operating leases and revenue is recognized over the term of the lease.

The Company excludes from the measurement of its lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

The Company considers the economic life of most of the automobiles to be three to five years, since this represents the most common long-term lease term for its automobiles and the automobiles will be used for online ride-hailing services. The Company believes three to five years is representative of the period during which an automobile is expected to be economically usable, with normal service, for the purpose for which it is intended.

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2023, the Company’s pricing interest rate was 6.0% per annum.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2023 and 2022. As of March 31, 2023, the calendar years ended December 31, 2018 through 2022 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

(u)   Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and foreign currency adjustments. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive income (loss). Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments.

(v)   Share-based awards

Share-based awards granted to the Company’s employees are measured at fair value on grant date and share-based compensation expense is recognized (i) immediately at the grant date if no vesting conditions are required, or (ii) using the straight-line basis, net of estimated forfeitures, over the requisite service period. The fair value of restricted shares is determined with reference to the fair value of the underlying shares.

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

(w)   Leases - lessee

The Company accounts for leases in accordance with ASC 842. The Company enters into certain agreements as a lessee to lease automobiles and to conduct its automobiles rental operations. If any of the following criteria are met, the Company classifies the lease as a direct financing or sales-type lease (as a lessee):

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term.

Lease terms used to calculate the present value of lease payments generally do not include any options to extend, renew, or terminate the lease, as the Company does not have reasonable certainty at lease inception that these options will be exercised. The Company generally considers the economic life of its operating lease ROU assets to be comparable to the useful life of similar owned assets. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognizes the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on a straight-line basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended March 31, 2023 and 2022, the Company recognized impairment loss of $0 and $3,044 on its finance lease ROU assets, respectively.

(x)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On March 31, 2023 and 2022, approximately $79,000 and $117,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On March 31, 2023 and 2022, approximately $1,190,000 and $874,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $73,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2023 and 2022, allowance for doubtful accounts amounted to $0 and $112,905, respectively. For years ended March 31, 2023 and 2022, the Company wrote off accounts receivable of $107,868 and $44,227 from continuing operations, respectively, which represent due from automobile purchasers from continuing operation. For the year ended March 31, 2022, the Company wrote off accounts receivable of $16,273 from discontinued operations, which represent due from automobile purchasers, respectively.

2)   Foreign currency risk

As of March 31, 2023 and 2022, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $79,000 and $117,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 6.34 RMB into US$1.00 on March 31, 2022 to 6.87 RMB into US$1.00 on March 31, 2023.

(y)   Reclassification

Certain items of common stock and additional paid-in capital in the consolidated balance sheets, cost of revenues and operating expenses in the consolidated statements of operations and comprehensive income (loss) of comparative period have been reclassified to conform to the consolidated financial statements for the current period. The reclassification has no impact on net income (loss).

(z)   Recently issued accounting standards

In June 2016, the FASB issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on April 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of December 31, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the year ended March 31, 2023.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in consolidated balance sheet as of March 31, 2023 and 2022.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	March 31,	March 31,
	2023	2022

Current liabilities
Accrued expenses and other liabilities	487,829	528,426

Discontinued operation- Jinkailong

On March 31, 2022, Ruixi, a majority owned subsidiary of the Company, holding 35% equity interest of Jinkailong, entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on August 26, 2018 (“Voting Agreement No.1”) and the Agreement for Concerted Action by Shareholders with respect to Jinkailong signed on February 13, 2020 (“Voting Agreement No.2”, collectively, “Voting Agreements”) shall be terminated as of the date of the Termination Agreement. As a result, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of March 31, 2023, the paid-in capital of Jinkailong is zero.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Jinkailong in the consolidated statements of operations and comprehensive income (loss) for the years ended March 31, 2023 and 2022.

	For the Years Ended
	March 31,
	2023	2022
Revenues	$—	$6,830,116
Cost of revenue	—	(5,183,806)
Gross profit	—	1,646,310

Operating expenses
Selling, general and administrative expenses	—	(4,139,800)
Impairment of long-live assets	—	(32,479)
Provision for doubtful account	—	(11,746)
Total operating expenses	—	(4,184,025)

Loss from discontinued operations	—	(2,537,715)

Other expense, net	—	(209,494)

Loss before income taxes	—	(2,747,209)
Income tax expenses	—	—
Net loss	—	(2,747,209)
Less: net loss from discontinued operations attributable to noncontrolling interest	—	714,274
Net loss attributable to stockholders	$—	$(2,032,935)

Discontinued operation- Youlu

On March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the Company recognized a gain of $23,556 from the termination.

5.     ACCOUNTS RECEIVABLE, NET

Accounts receivable include a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates. It also includes online ride-hailing services fees due from online ride-hailing drivers and rental receivables due from operating lessees.

As of March 31, 2023 and 2022, accounts receivables were comprised of the following:

	March 31,	March 31,
	2023	2022
Receivables of automobile sales due from automobile purchasers	$76,106	$392,530
Receivables of service fees due from automobile purchasers	—	17,350
Receivables of online ride hailing fees from online ride-hailing drivers	51,290	121,116
Receivables of operating lease	31,039	—
Less: Allowance for doubtful accounts	—	(112,905)
Accounts receivable, net	$158,435	$418,091
Accounts receivable, net, current portion	$158,435	$418,022
Accounts receivable, net, non-current portion	$—	$69

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts for March 31, 2023 and 2022 are as follows:

	March 31,	March 31,
	2023	2022
Beginning balance	$112,905	$78,167
Addition	3,394	153,988
Write off	(107,868)	(44,227)
Deconsolidation of Jinkailong	—	(76,428)
Translation adjustment	(8,431)	1,405
Ending balance	$—	$112,905

6.     INVENTORIES

	March 31,	March 31,
	2023	2022
Automobiles (i)	$6,678	$286,488
(i)	As of March 31, 2023 and 2022, the Company owned 1 and 36 automobiles with a total value of $6,678 and $286,488, net of impairment, for sale or sales-type leases, respectively.

As of March 31, 2023 and 2022, the Company compared the cost of automobiles with their net realizable value and recognized impairments of $3,085 and $60,398, respectively for certain automobiles for sale for the years ended March 31, 2023 and 2022, respectively.

7.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS

As of March 31, 2023 and 2022, the prepayments, other receivables and other assets were comprised of the following:

	March 31,	March 31,
	2023	2022
Deposits (i)	$679,794	$731,279
Prepaid expenses (ii)	334,297	957,200
Receivables from aggregation platforms (iii)	271,791	163,384
Value added tax (“VAT”) recoverable (iv)	86,051	597,884
Due from automobile purchasers, net (v)	45,489	238,421
Employee advances	11,482	11,054
Others	9,339	13,986
Total prepayments, other receivables and other assets	$1,438,243	$2,713,208

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv)     Value added tax (“VAT”) recoverable

The balance represented the amount of VAT, which resulted from historical purchasing activities and could be further used for deducting future VAT in PRC.

(v)     Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2023 and during the year ended March 31, 2023, the Company did not record allowance against doubtful receivables due from automobile purchasers.

As of March 31, 2022, the allowance against doubtful receivables due from automobile purchasers was zero. During the year ended March 31, 2022, the Company recorded additional allowance of $84,600, while wrote off balance due from automobile purchase of $84,600, and recovered allowance against the balance due from automobile purchases $3,308 from continuing operations, against doubtful receivables. During the year ended March 31, 2022, the Company recorded additional allowances of $35,983, while wrote off balance due from automobile purchases of $1,134, and recovered allowance against the balance due from automobile purchasers of $12,352 from discontinued operations.

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	March 31,
	2023	2022
Leasehold improvements	$183,216	$198,463
Computer equipment	37,932	47,849
Office equipment, fixtures and furniture	78,372	81,898
Automobiles	4,679,927	6,463,698
Subtotal	4,979,447	6,791,908
Less: accumulated depreciation and amortization	(1,635,990)	(1,133,135)
Total property and equipment, net	$3,343,457	$5,658,773

Depreciation expense from continuing operations for years ended March 31, 2023 and 2022 were amounted to $1,095,518 and $956,400, respectively. Depreciation expense from discontinued operations for the year ended March 31, 2022 amounted to $170,177.

9.   OTHER NON-CURRENT ASSETS

	March 31	March 31,
	2023	2022
Prepayments of automobiles purchased (i)	$716,407	$—
(i)

In March and September 2022, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,444,813. As of March 31, 2023, the Company has made prepayments of $716,407 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by December 31, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31,	March 31,
	2023	2022
Software	$793,381	$796,042
Online ride-hailing platform operating licenses	441,557	450,701
Subtotal	1,234,938	1,246,743
Less: accumulated amortization	(460,614)	(287,192)
Total intangible assets, net	$774,324	$959,551

Amortization expense from continuing operations totaled $184,215 and $160,831 for the years ended March 31, 2023 and 2022, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending March 31, 2024	$177,316
Twelve months ending March 31, 2025	170,232
Twelve months ending March 31, 2026	115,868
Twelve months ending March 31, 2027	79,211
Twelve months ending March 31, 2028	77,511
Thereafter	154,186
Total	$774,324

11.   BORROWINGS FROM A FINANCIAL INSTITUTION

The borrowings from a financial institution in China represented the short-term loans of $8,813 and $145,542 as of March 31, 2023 and 2022, respectively. Such borrowings bearing interest rate of 13.04% per annum as of March 31, 2023 and 2022, which are to be repaid within the next 12 months.

The interest expense for the years ended March 31, 2023 and 2022 was $0 and $5,893 from continuing operations, respectively. The interest expense for the year ended March 31, 2022 was $501,361 from discontinued operations, of which, $450,889 was due to continuing operations and eliminated in the consolidation statements of operations and comprehensive income (loss).

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	March 31,
	2023	2022
Accrued payroll and welfare	$1,636,092	$1,176,442
Payables to drivers from aggregation platforms (i)	1,103,892	806,921
Deposits (ii)	730,002	783,830
Accrued expenses	226,721	94,106
Other taxes payable	83,432	5,260
Loan repayments received on behalf of financial institutions (iii)	16,130	28,704
Payables for expenditures on automobile transaction and related services	31,719	56,222
Other payables	37,348	21,308
Total accrued expenses and other liabilities	3,865,336	2,972,793
Total accrued expenses and other liabilities - discontinued operations	(487,829)	(528,426)
Total accrued expenses and other liabilities - continuing operations	$3,377,507	$2,444,367
(i)	Payables to drivers from aggregation platforms

The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.

(ii)Deposits

The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(iii)Loan repayments received on behalf of financial institutions

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

The contributions made by the Company were $452,796 and $602,641 for the years ended March 31, 2023 and 2022, respectively, from continuing operations of the Company. The contributions made by the Company were $464,159 for the year ended March 31 2022 for the Company’s discontinuing operations.

As of March 31, 2023 and 2022, the Company did not make adequate employee benefit contributions in the amount of $1,086,526 and $963,824, respectively, from continuing operations of the Company.

14.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of March 31, 2023, there were 3,794 (37,940 pre reverse split) IPO Underwriter’s Warrants outstanding.

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

2019 Registered Direct Offering Warrants

As of March 31, 2023 and 2022, there were 16,841 (168,411 pre reverse split) 2019 registered direct offering warrants outstanding. During years ended March 31, 2023 and 2022, the change of fair value was a gain of $12,432 and $185,727 in the consolidated statements of operations and comprehensive income (loss) based on the decrease in fair value of the liabilities since March 31, 2021, respectively. As of March 31, 2023 and 2022, the fair value of the derivative instrument totaled $6 and $12,438, respectively.

August 2020 Underwriters’ Warrants

As of March 31, 2023 and 2022, there were 31,808 (318,080 pre reverse split) underwriters’ warrants outstanding. During the years ended March 31, 2023 and 2022, the change of fair value was a gain of $36,131 and $352,944 recognized in the consolidated statements of operations and comprehensive income (loss) based on the decrease in fair value of the liabilities since March 31, 2021, respectively. As of March 31, 2023 and 2022, the fair value of the derivative instrument totaled $8,450 and $44,581, respectively.

February 2021 Registered Direct Offering Warrants

As of March 31, 2023 and 2022, there were 53,262 (532,609 pre reverse split) February 2021 registered direct offering warrants outstanding. During the years ended March 31, 2023 and 2022, the change of fair value was a gain of $54,052 and $572,018 recognized in the consolidated statements of operations and comprehensive income (loss) based on the decrease in fair value of the liabilities since March 31, 2021, respectively. As of March 31, 2023 and 2022, the fair value of the derivative instrument totaled $11,491 and $65,543, respectively.

May 2021 Registered Direct Offering Warrants

As of March 31, 2023 and 2022, there were 594,682 (5,946,810 pre reverse split) May 2021 registered direct offering warrants outstanding. During the years ended March 31, 2023 and 2022, the change of fair value was a gain of $662,767 and $2,725,530 recognized in the consolidated statements of operations and comprehensive income (loss) based on the decrease in fair value of the liabilities since March 31, 2021. As of March 31, 2023 and 2022, the fair value of the derivative instrument totaled $174,108 and $836,875, respectively.

November 2021 Private Placement Warrants

Pursuant to November 2021 Investors Warrants, if at any time and from time to time on or after the issuance date there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Common Stock (“Stock Combination Event”) and the Event Market Price (which is defined as with respect to any Stock Combination Event date, the quotient determined by dividing (x) the sum of the VWAP of the Common Stock for each of the five (5) lowest trading days during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event date, divided by (y) five (5)) is less than the original exercise price of $0.82 then in effect, then on the sixteenth (16th) trading day immediately following such Stock Combination Event, the exercise price then in effect on such sixteenth (16th) trading day shall be reduced (but in no event increased) to the event market price. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13, and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023 and 2022, there were 5,365,911 (7,869,971 per reverse split), and 5,390,911 (7,904,422 pre reverse split) respectively for November 2021 Private Placement Warrants outstanding. During the years ended March 31, 2023 and 2022, the change of fair value was a gain of $946,507 and $3,115,263 recognized in the consolidated statements of operations and comprehensive income (loss) based on the decrease in fair value of the liabilities since insurance. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above-mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of March 31, 2023 and 2022, the fair value of the derivative instrument totaled $307,727 and $1,255,767, respectively.

The Company has warrants outstanding as follows giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2021	110,107	110,107	$11.60	4.09
Granted	5,985,591	5,985,591	$2.11	5.00
Exercised	(4,400)	(4,400)	—	—
Balance, March 31, 2022	6,091,298	6,091,298	$2.28	4.32
Exercised	(25,000)	(25,000)	—	—
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the year ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2023 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2023, the Company has granted an aggregate of RSUs and issued an aggregate of shares upon vest under the Equity Incentive Plan and RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the COD signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of March 31, 2023 and March 31, 2022, there were 1,641 and 5,000 shares of Series A convertible preferred stock outstanding, respectively. During the year ended March 31, 2023, 3,359 shares of Series A convertible preferred stock was converted into 1,546,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

15.   INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the years ended March 31, 2023 and 2022, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the years ended March 31, 2023 and 2022 amounted to approximately $1.3 million and $2.3 million respectively. As of March 31, 2023 and 2022, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.1 million and $5.9 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2023 and 2022, valuation allowances for deferred tax assets related to net operating loss carry forward for U.S. income taxes were approximately $1.5 million and $1.2 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Jinkailong (deconsolidated in the year ended March 31, 2022), Yicheng, Jiekai, Youlu and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes in the PRC are consist of:

	For the Years Ended
	March 31,
	2023	2022
Deferred income tax expenses	$—	$4,566
Total income tax expenses	$—	$4,566

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended
	March 31,
	2023	2022
PRC Statutory tax rate*	25.0%	25.0%
Differential of local statutory tax rate	0.3%	—%
Permanent difference of write-off of receivables from guarantee of loans	—%	(0.5)%
Permanent difference of gain from change in fair value of derivative liabilities not taxable in PRC	9.5%	26.1%
Non-deductible expenses	(1.1)%	(8.3)%
Valuation allowance on deferred income tax asset	(30.7)%	(43.6)%
Others	(3.0)%	1.2%
Effective tax rate	—%	(0.1)%

*As the Company business operation mainly concentrated PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate

As of March 31, 2023 and 2022, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $9.6 million and $8.5 million, respectively, which will expire starting from 2025 and ending in 2027. In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,403,785 and $2,315,793 related to its continuing operations in the PRC as of March 31, 2023 and 2022, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $402,599 and $29,129 related to its continuing operations in the PRC as of March 31, 2023 and 2022, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31,	March 31,
	2023	2022
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,403,785	$2,315,793
Net operating loss carryforwards in the U.S.	1,499,607	1,234,789
Allowance for doubtful account	402,599	29,129
Less: valuation allowance	(4,305,991)	(3,579,711)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$42,930	$46,386
Deferred tax liabilities, net	$42,930	$46,386

As of March 31, 2023 and 2022, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $1.9 million and $10.3 million, respectively which will start to expire from 2024 to 2027. Meanwhile, net operating loss carry forward as of March 31, 2023 in the PRC from discontinued operations was reduced due to certain adjustments by PRC tax authorities. For In addition, allowance for doubtful accounts must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

it is more likely than not that the deferred tax asset will not be fully realized. As of March 31, 2023 and 2022, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2023	March 31, 2022
Net operating loss carry forwards in the PRC	$479,377	$2,595,919
Less: valuation allowance	(479,377)	(2,595,919)
Total	$—	$—

16.   CONCENTRATION

Major Suppliers

For the year ended March 31, 2023, two suppliers accounted for approximately 21.2% and 12.4% of the total costs of revenue from continuing operations of the Company.

For the year ended March 31, 2022, three suppliers accounted for approximately 23.65%,13.92%, and 13.18% of the total costs of revenue from continuing operations of the Company, and one supplier accounted for approximately 18.18% of the total cost of revenues for discontinued operations of the Company.

17.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Account receivable, a related party

As of March 31, 2023 and 2022, account receivable from a related party from the Company’s continuing operations of $6,312 and $0, respectively, represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2)    Due from related parties

As of March 31, 2023 and March 31, 2022, balances due from related parties from the Company’s continuing operations were comprised of the following:

	March 31,	March 31,
	2023	2022
Total due from related parties	$6,610,156	$7,318,081
Less: Allowance for doubtful accounts	(1,481,036)	—
Due from related parties, net	$5,129,120	$7,318,081
Due from related parties, net, current portion	$1,488,914	$682,335
Due from a related party, net, non-current portion	$3,640,206	$6,635,746

As of March 31, 2023, balances due from Jinkailong of $5,106,100, net of allowance, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, which was classified as due from a related party, net, non-current (refer to Note 4).

As of March 31, 2022, balances due from Jinkailong of $7,298,208, represented balance due from Jinkailong as result of Jinkailong’s deconsolidation, of which, $6,635,746 is to be repaid over a period from April 2023 to December 2026, which was classified as due from a related party, non-current.

Movement of allowance for doubtful accounts due from Jinkailong for March 31, 2023 and 2022 are as follows:

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	March 31,
	2023	2022
Beginning balance	$—	$—
Addition	1,484,495	—
Translation adjustment	(3,459)	—
Ending balance	$1,481,036	$—

As of March 31, 2023 and 2022, balance due from Youlu, the Company’s former VIE as result of Youlu’s deconsolidation in March 2022 were amounted to $23,020 and $19,873, respectively.

3)    Due to related parties and affiliates

	March 31,	March 31,
	2023	2022
Loan payable to a related party (i)	$8,667	$9,897
Others (ii)	—	1,785
Total due to related parties and affiliates	$8,667	$11,682
(i)	As of March 31, 2023 and 2022, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $8,667 and $9,897 are unsecured, interest free and due on demand, respectively.
(ii)	As of March 31, 2023 and 2022, the balances of $0 and $1,785, respectively, represented payables to Jinkailong, the Company’s equity investee company, for operational purposes.

4)    Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	March 31,	March 31,
	2023	2022
Lease I (i)	$—	$446,372
Lease II (ii)	92,916	69,534
Total Operating lease right-of-use assets - related parties	$92,916	$515,906

	March 31,	March 31,
	2023	2022
Lease I (i)	$82,069	$246,516
Lease II (ii)	61,393	84,265
Total Operating lease liabilities, current - related parties	$143,462	$330,781

	March 31,	March 31,
	2023	2022
Lease I (i)	$—	$211,953
Lease II (ii)	42,247	14,943
Total Operating lease liabilities, non-current - related parties	$42,247	$226,896
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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025.

2.     Related Party Transactions

For the years ended March 31, 2023 and 2022, the Company incurred $177,414 and $237,968, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to four office lease agreements in total.

For the years ended March 31, 2023 and 2022, the Company incurred $47,043 and $45,651, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the year ended March 31, 2023, the company incurred promotion fee of $95,804 payable to Jinkailong. During the year ended March 31, 2022, the company incurred promotion fee of $553,761 to Jinkailong, which was eliminated in the loss of continuing operations of the consolidated financial statements.

During the year ended March 31, 2023, Corenel leased automobiles to Jinkailong and generated revenues of $344,120, while Jiekai leased automobiles from Jinkailong and had a rental cost of $509,904. During the years ended March 31, 2022, Corenel and Yicheng leased automobiles to Jinkailong and generated revenues of $1,280,993, which was eliminated in the loss of continuing operations of the consolidated financial statements.

During the year ended March 31, 2022, Hunan Ruixi and Yicheng had loans due from Jinkailong, the Company’s equity investee company, and had interest income of $450,889, which was eliminated in the loss of continuing operations of the consolidated financial statements.

18.   LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (s), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the year ended March 31, 2020.

Lessee

As of March 31, 2023 and 2022, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognized the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on a straight-line basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using an effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the PRC. As of March 31, 2023, the weighted-average remaining operating and finance lease term of its existing leases is approximately 2.67 and 2.53 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Years Ended
	Classification	March 31, 2023	March 31, 2022
Operating lease cost
Automobile lease costs	Cost of revenues	$2,020,276	$1,749,959
Lease expenses	Selling, general and administrative	355,814	585,719
Finance lease cost
Amortization of leased asset	Cost of revenue	230,022	2,844,167
Amortization of leased asset	General and administrative	100,814	974,422
Interest on lease liabilities	Interest expenses on finance leases	25,675	333,210
Total lease expenses		$2,732,601	$6,487,477
Total Lease expenses – discontinued operations		—	(4,150,972)
Total Lease expenses- continuing operations		$2,732,601	$2,336,505

Operating lease expenses for automobiles from continuing operations totaled $2,140,395 and $1,390,767 for the years ended March 31, 2023 and 2022, respectively. Operating lease expenses for automobiles from discontinued operations totaled $359,192 for the year ended March 31, 2022.

Operating lease expenses for offices and showroom leases from continuing operations totaled $355,814 and $460,209 for the years ended March 31, 2023 and 2022, respectively. Operating lease expenses for offices and showroom leases from discontinued operations totaled $125,510 for the year ended March 31, 2022.

Interest expenses on finance leases from continuing operations totaled $25,675 and $55,844 for the years ended March 31, 2023 and 2022, respectively. Interest expenses on finance leases from discontinued operations totaled $277,366 for the year ended March 31, 2022.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending March 31, 2024	$205,894	$294,410	$500,304
Twelve months ending March 31, 2025	86,897	270,837	357,734
Twelve months ending March 31, 2026	50,391	135,418	185,809
Twelve months ending March 31, 2027	3,591	—	3,591
Total lease payments	346,773	700,665	1,047,438
Less: discount	(16,701)	(48,549)	(65,250)
Present value of lease liabilities	$330,072	$652,116	$982,188

*As of March 31, 2023, the outstanding balance of operating lease payments due to related parties was $185,709.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance, when necessary, as the Company is the guarantor of the loans.

Purchase commitments

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.6 million. As of the date of filing of these consolidated financial statements, the Company has remit approximately $0.7 million as purchase prepayments, and expects to fulfill the purchase commitment before December 31, 2023.

On March 28, 2023, the Company entered into a purchase contract with an automobile dealer to purchase a total of 50 automobiles for the amount of approximately $0.8 million. As of the date of filing of these consolidated financial statements, 30 automobiles of approximately $0.34 million have been purchased in cash and delivered to the Company, and the Company expects to fulfill the purchase commitment before December 31, 2023.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For years ended March 31, 2023 and 2022, the Company recognized an estimated provision loss of approximately $7,287 and $8,000, respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from continuing operations. For the year ended March 31, 2022, the Company recognized an estimated provision loss of approximately $716, for the guarantee services for drivers who exited the ride-hailing business were not able to make the monthly payments from discontinued operations.

As of March 31, 2023, the maximum contingent liabilities Hunan Ruixi would be exposed to was approximately $10,000, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. The Company estimated the fair market value of the collateral represents approximately all of the maximum contingent liabilities as of March 31, 2023, based on the market price and the useful life of such collateral.

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $510,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

As of March 31, 2023, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $3.9 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $2.5 million as of March 31, 2023, based on the market price and the useful life of such collateral, which represents approximately 65% of the maximum contingent liabilities. Meanwhile, approximately $2.6 million, including interests of approximately $232,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

Besides, as of March 31, 2023, due to Jinkailong has undertaken the joint and several liability guarantee for all loans of Langyue Automobile Service Co., Ltd. from Chengdu Industrial Impawn Co., Ltd (“Impawn”) for certain historical business, Jinkailong may be required to pay all the outstanding balance of approximately $881,000 to Impawn in the future.

From time to time, the Company and its equity investee company may be subject to certain legal proceedings, claims and disputes that arise in the ordinary course of business. The total amount of reasonable possible losses with the respect to such matters, individually and in the aggregate, are not deemed to be material to the consolidated financial statements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the years ended March 31, 2023 and 2022:

	For the Year ended March 31, 2023
	Automobile
	Transaction and	Online ride-
	Related	hailing platform
	Services	Services	Unallocated	Consolidated
Revenues	$4,372,569	$3,709,945	$—	$8,082,514
Interest income	$1,533	$197	$52	$1,782
Depreciation and amortization	$1,842,745	$64,217	$84,401	$1,991,363
Loss from operations	$(4,319,384)	$(357,916)	$(1,463,608)	$(6,140,908)
Loss before income taxes	$(3,682,810)	$(356,164)	$248,281	$(3,790,693)
Net loss	$(3,682,810)	$(356,164)	$248,281	$(3,790,693)
Capital expenditure	$1,151,076	$26,420	$—	$1,177,496

	For the Year ended March 31, 2022
	Automobile	Online ride-
	Transaction and	hailing
	related	platform			Discontinued	Continuing
	service	services	Unallocated	Total	operations	operations
Revenues	$9,077,761	$2,665,457	$—	$11,743,218	$6,830,116	$4,913,102
Interest income	$983	$863	$682	$2,528	$646	$1,882
Depreciation and amortization	$5,444,010	$38,365	$87,124	$5,569,499	$3,496,825	$2,072,674
Loss from operations	$(3,957,831)	$(6,962,113)	$(3,179,759)	$(14,099,703)	$(2,537,715)	$(11,561,988)
loss before income taxes	$(4,682,007)	$(7,438,693)	$3,771,912	$(8,348,788)	$(2,747,209)	$(5,601,579)
Net income (loss)	$(4,686,573)	$(7,438,693)	$3,771,912	$(8,353,354)	$(2,747,209)	$(5,606,145)
Capital Expenditure	$3,225,395	$141,730	$—	$3,367,125	$1,403	$3,365,722

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of March 31, 2023, the Company’s total assets were comprised of $12,579,764 for automobile transaction and related services, $937,400 for online ride-hailing platform services and $721,451 unallocated.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.   PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$78,693	$116,613
Due from subsidiaries	11,889,775	12,587,739
Prepayments, other receivables and other assets, net	35,251	135,252
Total Current Assets	12,003,719	12,839,604

Other Assets
Intangible assets	525,000	600,000
Total Assets	$12,528,719	$13,439,604

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other liabilities	$340,151	$—
Derivative liabilities	501,782	2,215,204
Total Current Liabilities	841,933	2,215,204

Other Liabilities
Excess of investments in subsidiaries	7,023,186	2,310,937
Total Liabilities	7,865,119	4,526,141

Commitments and Contingencies
Mezzanine Equity (redeemable)
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 1,641 and 5,000 shares issued and outstanding at March 31, 2023 and 2022, respectively)	269,386	820,799

Stockholders’ Equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 7,743,040 and 6,186,783 shares issued and outstanding at March 31, 2023 and 2022, respectively)*	773	618
Additional paid-in capital	43,355,834	42,803,045
Accumulated deficit	(37,715,294)	(34,601,545)
Accumulated other comprehensive loss	(1,247,099)	(109,454)
Total Senmiao Technology Limited Stockholders’ Equity	4,394,214	8,092,664
Total Liabilities, Mezzanine Equity and Equity	$12,528,719	13,439,604

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2023	2022
General and administrative expenses	$(1,451,038)	$(2,339,378)
Other Income, net	—	16,189
Change in fair value of derivative liabilities	1,711,889	6,951,482
Issuance costs for issuing series A convertible preferred stock	—	(821,892)
Equity of losses in subsidiaries	(3,374,600)	(4,343,025)
Net loss	(3,113,749)	(536,624)
Foreign currency translation adjustment	(1,137,645)	80,321
Comprehensive loss attributable to stockholders	$(4,251,394)	$(456,303)

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(3,113,749)	$(536,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	3,374,600	4,343,025
Amortization of intangible asset	75,000	75,000
Issuance cost incurred for issuing series A convertible preferred stock	—	821,892
Stock compensation expense	—	653,000
Change in fair value of derivative liabilities	(1,711,889)	(6,951,482)
Prepayments, receivables and other assets	100,002	1,651
Accrued expenses and other liabilities	421,815	175,008
Net Cash Used in Operating Activities	(854,221)	(1,418,530)

Cash Flows from Investing Activities:
Working capital contribution for subsidiaries	—	(5,749,950)
Net Cash Used in Investing Activities	—	(5,749,950)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants in a registered direct public offering	—	5,771,053
Net proceeds from issuance of common stock upon warrants exercised	—	22,015
Net proceeds from issuance of series A convertible preferred stock and warrants in a private placement offering	—	4,369,937
Repayment from subsidiaries	750,000	—
Borrowings from subsidiaries	66,301	—
Borrowings paid to subsidiaries	—	(4,487,690)
Net Cash Provided by Financing Activities	816,301	5,675,315

Net decrease in cash and cash equivalents	(37,920)	(1,493,165)
Cash and cash equivalents, beginning of year	116,613	1,609,778
Cash and cash equivalents, end of year	$78,693	$116,613

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Allocation of fair value of derivative liabilities for issuance of common stock proceeds	$—	$7,932,341
Allocation of fair value of derivative liabilities to additional paid in capital upon warrants exercised	$—	$45,674

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

b)   Investments in subsidiaries and equity of loss in subsidiaries

The investments in subsidiaries consist of investments in Senmiao Consulting, Hunan Ruixi and Yicheng. The equity losses in subsidiaries consist of equity loss in Senmiao Consulting, Hunan Ruixi, Yicheng, XXTX, Sichuan Senmiao, Corenel and Jiekai.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c)   Stockholders’ equity

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the year ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2023 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

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

Underwritten Public Offering and Exercise of the Over-Allotment Option

On August 4, 2020, the Company entered into an underwriting agreement with The Benchmark Company, LLC and Axiom Capital Management, Inc., as representatives of the Underwriters, relating to an underwritten public offering of 1,200,000 (12,000,000 pre reverse split) shares of the Company’s common stock at the Offering Price. Pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 180,000 (1,800,000 pre reverse split) shares of common stock to cover over-allotments, if any, at the Offering Price less the underwriting discounts and commissions. An underwriting discount of 7% was applied to the Offering Price, except for shares of common stock purchased by certain existing investors of the Company (the “Excluded Investors”), an underwriting discount of 6% was applied. On August 6, 2020, the Company completed the underwritten offering. The net proceeds to the Company from this offering, after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $5.3 million.

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

Pursuant to the certificate of designations for the Series A Preferred Stock (the “COD”), at any time after the initial issuance date, each holder shall be entitled to convert any portion of the outstanding Preferred Shares held by such holder into shares of Common Stock (the “Conversion Shares”) at Initial Conversion Price, which shall be adjusted to the greater of $0.41 per share or 85% of the closing bid price of the Company’s Common Stock reported on the NASDAQ Capital Market on the Applicable Date, which is the earlier of the first date on which the registration statement covering the resale of the Conversion Shares and Warrant Shares is declared effective

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by the SEC or the first date on which all such shares are eligible to be resold by the Investors pursuant to Rule 144 or Rule 144A promulgated under the Securities Act. As the 1-for-10 reverse stock split on the Company's Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of March 31, 2023 and 2022, there were 1,641 and 5,000 shares of Series A convertible preferred stock outstanding, respectively. During the year ended March 31, 2023, 3,359 shares of Series A convertible preferred stock was converted into 1,546,125 shares of the Company's common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

The Investor Warrants have a term of five years and are exercisable by the holders at any time after six months and one day of the date of issuance at an exercise price of $8.2 ($0.82 pre reverse split) per share. The exercise price and the number of shares issuable upon exercise of the Investor Warrants are subject to an adjustment upon the occurrence of certain events, including, but not limited to, stock splits or dividends, business combinations, sale of assets, similar recapitalization transactions, or other similar transactions. The exercise price of the Investor Warrants are also subject to an adjustment in the event that the Company issues or is deemed to issue shares of Common Stock for less than the applicable exercise price of such Investor Warrants. However, the exercise price of the Investor Warrants shall not be lower than $7.1 ($0.7125 pre reverse split) as a result of an adjustment, unless the Company has obtained the stockholder approval. The exercisability of the Investor Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.99% or 9.99% as the Investor chooses. As the 1-for-10 reverse stock split on the Company's common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13, the Event Market Price and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763.

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

In connection with the Private Placement, the Company issued warrants to the Investors to purchase up to an aggregate number of shares of common stock that equals to the number of shares of common stock to be issued upon conversion of the Series A Preferred Stock at the Initial Conversion Price. Meanwhile, the Company paid the placement agent cash commission of approximately $375,000 and issued to it warrants to purchase up to 55,148 (551,480 pre reverse split) shares of common stock at an exercise price of $6.8 ($0.68 pre reverse split) per share, which warrants will be exercisable at any time on or after the date of six months from the issuance date and expire on the fifth-year anniversary of their issuance.

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

22.   SUBSEQUENT EVENTS

Since March 31, 2023 to the filing date of these consolidated financial statements, 500 shares of Series A convertible preferred stock in the November 2021 Private Placement were converted into 250,000 shares of the Company’s common stock.

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2023 due to the following material weaknesses:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;
●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and
●	We had deficiencies in our IT general controls regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system and key application system, etc.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2023, we are in the progress of improving our system security environment and conducting regular backup plans and penetration testing to ensure network and information security. We also kept refining the operational and financial system for our businesses to warn of risks and support management’s ability to make significant decisions. We are also developing a comprehensive system which could combine interactive information between our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. We plan to address the weaknesses identified above by implementing the following measures:

(i)	Continuously hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;
(ii)	Ameliorating our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and
(iii)	improving our IT environment and daily management.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	40	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	35	Chief Financial Officer and Treasurer
Haitao Liu	51	Chief Operating Officer
Xiaojuan Lin	58	Director
Trent D. Davis	55	Director
Sichun Wang	35	Director
Jie Gao	44	Director

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

Chunhai Li had been serving as the Chief Technology Officer of the Company since July 20, 2017 and Chief Technology Officer of Sichuan Senmiao since September 2016. He resigned from these positions on March 31, 2023.

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

Board Diversity Matrix (As of March 31, 2023)
Total Number of Directors	5
				Did Not
				Disclose
	Female	Male	Non-Binary	Gender
Part I: Gender Identity
Directors	3	2	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	3	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	1	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2023 there were no delinquent filers.

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

Item 11.Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2023 and 2022. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

							Nonqualified
						Non-equity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xi Wen	2023	187,570	50,000	—	—	—	—	—	237,570
Chief Executive Officer, Chairman, President and Secretary (1)	2022	193,490	40,000	15,000	—	—	—	—	248,490

Xiaoyuan Zhang, Chief Financial	2023	78,842	—	—	—	—	—	—	78,842
Officer and Treasurer	2022	84,172	—	11,250	—	—	—	—	95,422

Chunhai Li, Chief Technology	2023	54,615	—	—	—	—	—	13,646	68,261
Officer (3)	2022	58,198	—	3,750	—	—	—	—	61,948

Haitao Liu	2023	78,813	—	—	—	—	—	—	78,813
Chief Operating Officer	2022	84,141	—	7,500	—	—	—	—	91,641
(1)	The amount represents the total compensation Mr. Wen received as the Company’s Chairman and executive officer. Mr. Wen did not receive any compensation for his services as President and Secretary until June 20, 2019.
(2)	Except Mr. Wen’s salaries paid for his services as Chief Executive Officer of the Company, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB6.8516 to US$1.00 for the year ended March 31, 2023 and RMB6.4178 to US$1.00 for the year ended March 31, 2022.
(3)	Mr. Chunhai Li resigned from his position as the Chief Technology Officer of the Company on March 31, 2023. The Company shall pay him a compensation of $13,646.

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

Chunhai Li, Former Chief Technology Officer

Mr. Li had served as Chief Technology Officer of the Company pursuant to an employment agreement dated July 20, 2017. Under his employment agreement, Mr. Li was entitled to an annual salary of $1.00 for his services Chief Technology Officer of the Company. Mr. Li also had served as Chief Technology Officer of Sichuan Senmiao pursuant to an employment agreement with Sichuan Senmiao for a term of three years ending September 11, 2022. Pursuant to the renewed employment agreement with Sichuan Senmiao in September 2019, Mr. Li received an annual salary of RMB374,004 (approximately US$53,835) for his services and is entitled to benefits under PRC government statutory employee benefit plans.

Mr. Li resigned from his position as the Chief Technology Officer of the Company and Chief Technology Officer of Sichuan Senmiao on March 31, 2023.

Haitao Liu, Chief Operating Officer

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

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2023, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2023, except that the compensation of Xi Wen as a director is included in “– Summary Compensation Table”:

	Fees				Nonqualified
	earned			Non-equity	deferred
	or	Stock	Option	incentive plan	compensation	All other
	paid in	awards	awards	compensation	earnings	compensation	Total
	cash $	$	$	$	$	$	$
Xiaojuan Lin	20,000	—	—	—	—	—	20,000
Trent Davis	40,000	—	—	—	—	—	40,000
Sichun Wang	20,000	—	—	—	—	—	20,000
Jie Gao	20,000	—	—	—	—	—	20,000

Each of our directors receives an annual retainer of $20,000 except that Mr. Trent receives an annual retainer of $40,000. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

As of March 31, 2023, the Company has issued accumulated 259,925 RSUs to directors, of which,2,273 was vested but not settled by the Company. During the year ended March 31, 2023, the Company did not issue RSUs to directors. The Company accounted for the vested RSUs as expenses and charged to common stock. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. The Company expects to settle the vested RSUs by issuance of shares of common stock within December 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On July 10, 2023, there were 7,993,040 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	1,057,500	13.2%
Officers and Directors
Xiaoyuan Zhang (3)	1,364	*
Haitao Liu (4)	909	*
Chunhai Li (5)	455	*
Xi Wen (6)	117,624	1.5%
Xiaojuan Lin (7)	5,349	*
Trent D. Davis (7)	5,349	*
Jie Gao (8)	4,849	*
Sichun Wang (8)	4,849	*
All directors and executive officers as a group (eight individuals)	140,748	1.8%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.
(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 1,057,500 shares of common stock of the Company.
(3)	Represents 1,364 shares of common stock underlying 1,364 RSUs, of which, 341 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(4)	Represents 909 shares of common stock underlying 909 RSUs, of which, 227 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(5)	Represents 455 shares of common stock underlying 455 RSUs, of which, 114 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(6)	Includes 112,275 shares of common stock of the Company held in the name of Mr. Wen’s spouse and 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(7)	Represents 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.
(8)	Represents 4,849 shares of common stock underlying 4,849 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

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

Related Parties’ Loans

In December 2017, Sichuan Senmiao entered into loan agreements with two of its former shareholders, who agreed to grant lines of credit of approximating $955,000 and $159,000, respectively, to Sichuan Senmiao for five years. The lines of credit are non-interest bearing, effective from January 2017. As of March 31, 2022, the loan due to one of former shareholder was fully settled. As of March 31, 2023 and 2022, the outstanding balances due to the other one in the discontinued operations were $17,434 and $18,886, respectively.

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

During the year ended March 31, 2022, Hunan Ruixi and Yicheng had loans due from Jinkailong, our equity investee company, and had interest income of $450,889, which was eliminated in the loss of continuing operations of the consolidated financial statements of operations and comprehensive income (loss).

Related Parties’ Office Leasing

Senmiao Consulting entered into two office lease agreements with a shareholder of Sichuan Senmiao. which were set to expire on January 1, 2020. On April 1, 2020, the two office leases were amended with a leasing term from April 1, 2020 to March 31, 2023.  For the years ended March 31, 2023 and 2022, we incurred $177,414 and $237,968, respectively, in rental expenses to the shareholder.

In September 2019, Hunan Ruixi entered into an office lease agreement which was set to expire in October 2023 with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a Company where one of our independent directors serves as legal representative and general manager. The rent was approximately $44,250 per year, payable on a quarterly basis. For the years ended March 31, 2023 and 2022, we incurred expense of $47,043 and $45,651, respectively, in rent to Dingchentai.

We had reached cooperation with Jinkailong, our equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through our ride-hailing platform, and we will pay Jinkailong a certain promotion service fee. During the years ended March 31, 2023 and 2022, we incurred promotion fee of $95,804 and $553,761 payable to Jinkailong. respectively. The decrease was in accordance with the decrease in the number of rides completed through XXTX.

During the years ended March 31, 2023, Corenel leased automobiles to Jinkailong and generated revenues of $344,120, while Jiekai leased automobiles from Jinkailong and had a rental cost of $509,904. During the years ended March 31, 2022, Corenel and Yicheng leased automobiles to Jinkailong and generated revenues of $1,280,993.

Others

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

Item 14.Principal Accountant Fees and Services.

Effective September 1, 2022, Friedman LLP, our then independent registered public accounting firm, combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On October 12, 2022, our Board of Directors approved the dismissal of Friedman LLP and the engagement of Marcum Asia CPAs LLP (“Marcum Asia”) to serve as our independent registered public accounting firm. The services previously provided by Friedman LLP are now provided by Marcum Asia.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2023 and 2022.

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
Fee Category	2023	2022
Audit Fees (1)	$321,700	$280,000
Audit-Related Fees (2)	$10,000	$35,000
Tax Fees (3)	$10,000	$8,000
All Other Fees (4)	$—	$—
(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.
(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

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

3.2

Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3

Certificate of Change of the Company filed with the State of Nevada on March 30, 2022, incorporated herein by reference to Exhibit 3.1 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.4

Certificate of Correction filed with the State of Nevada on April 5, 2022, incorporated herein by reference to Exhibit 3.1 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.5	Certificate of Amendment to Articles of Incorporation of the Company, on May 2, 2022, regarding the increase of authorized shares.*

3.6	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated herein by reference to Exhibit 4.4 on the Annual Report on Form 10-K filed by the Company with the SEC on July 9, 2020

4.2	Form of Warrant relating to the August 2020 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

4.3	Form of Placement Agent Warrant relating to the February 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2021

4.4

Form of the Investor’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

4.5

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

10.2

Lease Agreement, dated April 1, 2018, by and between Xiaodong Yang, Pin Li and Hong Li, as landlord, and Sichuan Senmiao, as tenant, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.3	Employment Agreement, dated August 1, 2018, by and between Sichuan Senmiao and Haitao Liu, incorporated herein Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2018

10.4

Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.5	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

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

10.8

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

10.9

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

10.10

Collaboration Agreement, dated August 13, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.11

Collaboration Agreement, dated December 6, 2019, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.12

Consulting Service Agreement, dated March 26, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.13

Voting Agreement, dated August 26, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.14

Amendment to the Voting Agreement, dated November 11, 2018, by and among Hunan Ruixi Financial Leasing Co., Ltd. and certain shareholders of Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.15

Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2019

10.16

Employment Agreement, dated as of September 17, 2018, by and between the Company and Xiaoyuan Zhang, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2018

10.17	Form of Hunan Ruixi Financial Leasing Contract, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.18	Form of Hunan Ruixi Service Agreement, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.19	Form of Jinkailong Automobile Affiliation Agreement, incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.20

Voting Agreement, dated February 13, 2020, by and between Hunan Ruixi Financial Leasing Co., Ltd. and Chengdu Simushi Technology Co., Ltd., incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 9, 2020

10.21

English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.22

Employment Agreement, dated as of September 11, 2020, by and between the Company and Haitao Liu, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2020

10.23

English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.24	Form of Securities Purchase Agreement relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.25

Placement Agency Agreement dated May 11,2021 (including Form of Lock-Up Agreement in the exhibit) relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.26

English Translation of the Investment Agreement, dated September 11, 2020, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.27

English Translation of the Supplementary Agreement to the Investment Agreement, dated February 5, 2021, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.28

English Translation of the Termination Agreement of the Investment Agreement, dated July 2, 2021, by and among Hongyi Industry Group Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.29

English Translation of Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2022

10.30

Loan Agreement, effective July 28, 2021, by and between Xi Wen and Senmiao Technology Limited, incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the SEC on July 15, 2022

10.31

Loan Agreement, effective August 17, 2021, by and between Xi Wen and Senmiao Technology Limited, incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the SEC on July 15, 2022

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

21.1	List of Subsidiaries*

23.1	Independent registered public accounting firm’s consent*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

104.	Cover Page Interactive Data File*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2023	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
	Name:	Xi Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Name:	Xiaoyuan Zhang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	July 12, 2023
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	July 12, 2023
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	July 12, 2023
Trent Davis

/s/ Xiaojuan Lin	Director	July 12, 2023
Xiaojuan Lin

/s/ Sichun Wang	Director	July 12, 2023
Sichun Wang

/s/ Jie Gao	Director	July 12, 2023
Jie Gao