Form 10-Q
period 2023-06-30
Senmiao Technology Ltd
filed 2023-08-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of August 11, 2023, there were 8,068,040 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to expand our automobile transaction and related services business and our online ride-hailing platform services business in China;
●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;
●	the impact by public health epidemics in China on the industries we operate in and our business, results of operations and financial condition;
●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;
●	the growth or lack of growth of China’s online ride-hailing, automobile financing and leasing industries;
●	taxes and other incentives or disincentives related to car purchases and ownership;
●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;
●	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;
●	our expectations regarding demand for and market acceptance of our products and services;
●	our expectations regarding our customer base;
●	our plans to invest in our automobile transaction and related services business and our online ride-hailing platform services business;
●	our ability to maintain positive relationships with our business partners;
●	competition in the online ride-hailing, automobile financing and leasing industries in China;
●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and
●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I – FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,173,795	$1,610,090
Accounts receivable	126,760	158,435
Accounts receivable, a related party	4,551	6,312
Inventories	—	6,678
Finance lease receivables, current portion	136,296	146,114
Prepayment, other receivables and other assets, net	1,375,122	1,438,243
Prepayments - a related party	147,312	—
Due from related parties, net, current portion	1,830,943	1,488,914
Total current assets	4,794,779	4,854,786

Property and equipment, net	3,229,848	3,343,457

Other assets
Operating lease right-of-use assets, net	106,638	121,672
Operating lease right-of-use assets, net, related parties	395,624	92,916
Financing lease right-of-use assets, net	530,796	623,714
Intangible assets, net	717,954	774,324
Finance lease receivables, non-current	92,497	71,133
Due from a related party, net, non-current	3,035,085	3,640,206
Other non-current assets	637,127	716,407
Total other assets	5,515,721	6,040,372

Total assets	$13,540,348	$14,238,615

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution	$2,733	$8,813
Accounts payable	273,685	183,645
Advances from customers	171,273	148,188
Accrued expenses and other liabilities	3,597,397	3,377,507
Due to a related party	—	8,667
Operating lease liabilities	31,029	60,878
Operating lease liabilities - related parties	296,508	143,462
Financing lease liabilities	231,110	264,052
Derivative liabilities	197,609	501,782
Current liabilities - discontinued operations	462,016	487,829
Total current liabilities	5,263,360	5,184,823

Other liabilities
Operating lease liabilities, non-current	69,680	83,485
Operating lease liabilities, non-current - related parties	235,772	42,247
Financing lease liabilities, non-current	308,484	388,064
Deferred tax liability	40,658	42,930
Total other liabilities	654,594	556,726

Total liabilities	5,917,954	5,741,549

Commitments and contingencies (note 19)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 1,141 and 1,641 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively)	242,447	269,386

Stockholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 7,993,040 and 7,743,040 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively)	798	773
Additional paid-in capital	43,382,748	43,355,834
Accumulated deficit	(38,143,122)	(37,715,294)
Accumulated other comprehensive loss	(1,743,236)	(1,247,099)
Total Senmiao Technology Limited stockholders’ equity	3,497,188	4,394,214

Non-controlling interests	3,882,759	3,833,466

Total equity	7,379,947	8,227,680

Total liabilities, mezzanine equity and equity	$13,540,348	$14,238,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30
	2023	2022
	(Unaudited)	(Unaudited)
Revenues
Revenues	$2,080,966	$2,126,336
Revenues, a related party	13,748	215,460
Total revenues	2,094,714	2,341,796

Cost of revenues
Cost of revenues	(1,302,595)	(1,835,474)
Cost of revenues, a related party	(210,179)	(46,342)
Total cost of revenues	(1,512,774)	(1,881,816)

Gross profit	581,940	459,980

Operating expenses
Selling, general and administrative expenses	(1,243,289)	(1,919,347)
Recovery of (allowance for) credit losses	(127,073)	21,857
Impairments of inventories	—	(3,085)
Total operating expenses	(1,370,362)	(1,900,575)

Loss from operations	(788,422)	(1,440,595)

Other income (expense)
Other income, net	72,149	63,153
Interest expense	(525)	—
Interest expense on finance leases	(8,722)	(7,148)
Change in fair value of derivative liabilities	304,173	1,628,510
Total other income, net	367,075	1,684,515

Income (loss) before income taxes	(421,347)	243,920

Income tax expense	—	—

Net income (loss)	(421,347)	243,920

Net loss (income) attributable to non-controlling interests from operations	(6,481)	88,933

Net income (loss) attributable to the Company’s stockholders	$(427,828)	$332,853

Net income (loss)	$(421,347)	$243,920

Other comprehensive loss
Foreign currency translation adjustment	(453,325)	(785,653)

Comprehensive loss	(874,672)	(541,733)

less: Total comprehensive income (loss) attributable to noncontrolling interests	49,293	(90,748)

Total comprehensive loss attributable to stockholders	$(923,965)	$(450,985)

Weighted average number of common stock
Basic and diluted	7,891,392	6,305,252

Net earnings (loss) per share - basic and diluted	$(0.05)	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2023 and 2022

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares	Par value*	capital*	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$618	$42,803,045	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net income (loss)	—	—	—	332,853	—	(88,933)	243,920
Conversion of preferred stock into common stock	126,831	14	85,349	—	—	—	85,363
Foreign currency translation adjustment	—	—	—	—	(783,838)	(1,815)	(785,653)
BALANCE, June 30, 2022 (Unaudited)	6,313,614	$632	$42,888,394	$(34,268,692)	$(893,292)	$4,385,527	$12,112,569

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net income (loss)	—	—	—	(427,828)	—	6,481	(421,347)
Conversion of preferred stock into common stock	250,000	25	26,914	—	—	—	26,939
Foreign currency translation adjustment	—	—	—	—	(496,137)	42,812	(453,325)
BALANCE, June 30, 2023 (Unaudited)	7,993,040	$798	$43,382,748	$(38,143,122)	$(1,743,236)	$3,882,759	$7,379,947

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(421,347)	$243,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	234,972	288,547
Amortization of right-of-use assets	109,620	218,446
Amortization of intangible assets	34,837	45,716
Recovery of (allowance for) credit losses	127,073	(21,857)
Impairments of inventories	—	3,085
(Gain) loss on disposal of equipment	(22,665)	9,144
Change in fair value of derivative liabilities	(304,173)	(1,628,510)
Change in operating assets and liabilities
Accounts receivable	24,083	16,836
Accounts receivable, a related party	1,476	—
Inventories	6,540	47,478
Finance lease receivables	50,441	134,210
Prepayments, other receivables and other assets	(11,895)	614,373
Prepayment - a related party	(152,317)	—
Accounts payable	103,147	(11,720)
Advances from customers	31,977	16,683
Accrued expenses and other liabilities	418,687	559,610
Operating lease liabilities	(37,238)	(9,137)
Operating lease liabilities - related parties	11,648	(12,685)
Net Cash Provided by Operating Activities	204,866	514,139

Cash Flows from Investing Activities:
Purchases of property and equipment	(379,658)	(497)
Proceeds from sales of equipment	49,592	25,739
Purchases of intangible assets	—	(910)
Net Cash Provided by (Used in) Investing Activities	(330,066)	24,332

Cash Flows from Financing Activities:
Repayments to related parties and affiliates	(160,850)	—
Borrowings from related parties and affiliates	—	349,704
Repayments of borrowings from a financial institution	(5,805)	(46,520)
Principal payments of finance lease liabilities	(80,667)	(132,111)
Net Cash Provided by (Used in) Financing Activities	(247,322)	171,073

Effect of exchange rate changes on cash and cash equivalents	(63,773)	(40,427)

Net increase (decrease) in cash and cash equivalents	(436,295)	669,117
Cash and cash equivalents, beginning of the period	1,610,090	1,185,221
Cash and cash equivalents, end of the period	1,173,795	1,854,338

Supplemental Cash Flow Information
Cash paid for interest expense	$525	$—
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$—	$155,329
Recognition of right-of-use assets and lease liabilities, related parties	$356,859	$65,817

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

(ii)online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and other 23 cities in China as of the filing date of this Report.

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

On September 11, 2020, Senmiao Consulting entered into an investment agreement relating to XXTX with all the original shareholders of XXTX (the “XXTX Investment Agreement”), pursuant to which Senmiao Consulting would make an investment of RMB3.16 million (approximately $0.44 million) in XXTX in cash and obtain a 51% equity interest. As of the filing date of this Report, the Company had remitted the full amount of investment to XXTX pertained to above mentioned XXTX Investment Agreement.

On October 23, 2020, the registration procedures for the change in shareholders and registered capital were completed and XXTX became a majority owned subsidiary of Senmiao Consulting. On February 5, 2021, Senmiao Consulting and all the original shareholders of XXTX entered into a supplementary agreement related to XXTX’s investment agreement (the “XXTX Increase Investment Agreement”). Under the XXTX Increase Investment Agreement, all the shareholders of XXTX agreed to increase the total registered capital of XXTX to RMB50.8 million (approximately $7.01 million). Senmiao Consulting shall pay another investment amounted to RMB36.84 million (approximately $5.08 million) in cash in exchange of additional 27.74% of XXTX’s equity interest. As of the filing date of this Report, the Company had remitted approximately RMB36.85 million ($5.08 million) to XXTX pertained to above mentioned XXTX Increase Investment Agreement.

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

As of the date of this Report, Senmiao Consulting has made a cumulative capital contribution of RMB40.01 million (approximately $5.52 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of June 30, 2023, XXTX had seven wholly owned subsidiaries and two of them have operations.

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

In April 2021, the Company formed Senmiao Technology (Hong Kong)., Ltd. (“Senmiao HK”), with a registered capital of $10,000 in Hongkong. The Company holds 99.99% of the equity interests of Senmiao HK. As of the filing date of this Report, Senmiao HK has no operations.

In March 2022, Corenel and another company in Chengdu formed Jiekai, with a registered capital of RMB500,000 (approximately $80,000). Corenel holds 51% of the equity interests of Jiekai. Jiekai is engaged in automobile operating lease business since April 2022.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investee company, as of the filing date of this Report:

Former VIE Agreements with Sichuan Senmiao

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”) and all the shareholders of Sichuan Senmiao (the “Sichuan Senmiao Shareholders”) entered into an Equity Interest Pledge Agreement, an Exclusive Business Cooperation Agreement, an Exclusive Option Agreement, Power of Attorneys, and Timely Report Agreements in September 2017 (collectively, the “Sichuan Senmiao VIE Agreements”). For the details of such agreements, refer to the audited financial statements contained in the annual report on Form 10-K filed with the SEC on July 15, 2022. According to the VIE Agreements, Senmiao Consulting was the primary beneficiary of Sichuan Senmiao and the financial statements of Sichuan Senmiao are consolidated in the accompanying unaudited condensed consolidated financial statements. Sichuan Senmiao suffered accumulated loss of approximately $18.0 million as of March 31, 2022 with shareholders’ deficiency of $7.6 million. Due to such loss from Sichuan Senmiao, on March 23, 2022, Senmiao Consulting and other shareholders holding 94.5% equity interests of Sichuan Senmiao terminated the Sichuan Senmiao VIE Agreements and acquired Sichuan Senmiao’s 94.5% equity interests with total consideration of zero. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly. The termination of the Sichuan Senmiao VIE Agreements had no significant impact on the consolidated financial statements.

Former Voting Agreements with Jinkailong’s Other Shareholders

Hunan Ruixi entered into two voting agreements signed in August 2018 and February 2020, respectively, as amended (the “Voting Agreements”), with Jinkailong and other Jinkailong’s shareholders holding an aggregate of 65% equity interests. Pursuant to the Voting

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreements, all other Jinkailong’s shareholders will vote in concert with Hunan Ruixi on all fundamental corporate transactions in the event of a disagreement for periods of 20 years and 18 years, respectively, ending on August 25, 2038.

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of June 30, 2023 and March 31, 2023, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of June 30, 2023 and March 31, 2023, the paid-in capital of Jinkailong is zero.

As of June 30, 2023, the Company has outstanding balance due from Jinkailong amounted to $4,841,791, net of allowance for credit loss, of which, $3,035,085 is to be repaid over a period from July 2024 to December 2026, classified as due from a related party, net, non-current portion. As of March 31, 2023, the Company has outstanding balance due from Jinkailong amounted to $5,106,100, net of allowance for credit loss, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, classified as due from a related party, net, non-current portion (refer to Note 17).

As of June 30, 2023 and March 31, 2023, allowance for credit loss due from Jinkailong amounted to $1,525,565 and $1,481,036, respectively. During the three months ended June 30, 2023, the Company recorded allowance for credit loss against the balance due from Jinkailong of $127,073.

Former VIE Agreements with Youlu

On December 7, 2021, XXTX entered into a series of contractual arrangements (collectively, the “Youlu VIE Agreements”) with Youlu and each of its equity holders (“Youlu Shareholders”). The terms of Youlu VIE Agreements were similar to the Sichuan Senmiao VIE Agreements. According to the Youlu VIE Agreements, Youlu was obligated to pay XXTX service fees approximately equal to its net income. Youlu’s entire operations were, in fact, directly controlled by XXTX. There were no unrecognized revenue-producing assets that were held by Youlu. However, on March 31, 2022, the Youlu VIE Agreements were terminated by XXTX and Youlu Shareholders. As Youlu had limited operation, the termination had no significant impact on the unaudited condensed consolidated financial statements.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $0.4 million for the three months ended June 30, 2023; (2) accumulated deficit of approximately $38.1 million as of June 30, 2023; (3) the working capital deficit of approximately $0.5 million as of June 30, 2023; and (4) two purchase commitments of approximately $1.2 million for 120 automobiles. As of the filing date of this Report, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 150 automobiles in the amount of approximately $2.3 million, of which, 30 automobiles of approximately $0.5 million have been purchased in cash and delivered to the Company, and approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $1.2 million shall be remitted in installment to be completed before December 31, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of this Report if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) changes in the demand for the Company’s services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in the Company’s relationships with key business partners, (vi) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of June 30, 2023 and for the three months ended June 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on July 13, 2023.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of June 30, 2023, its unaudited results of operations for the three months ended June 30, 2023 and 2022, and its unaudited cash flows for the three months ended June 30, 2023 and 2022, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	March 31,
	2023	2023
Balance sheet items, except for equity accounts – RMB: US$1:	7.2513	6.8676

	For the three months ended June 30,
	2023	2022
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.0130	6.6117

(d)   Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease classification and liabilities, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses and prepayments, estimates of impairment of long-lived assets and goodwill, valuation of deferred tax assets, valuation of derivative liabilities, allocation of fair value of derivative liabilities.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and March 31, 2023:

	Carrying Value as of	Fair Value Measurement as of
	June 30, 2023	June 30, 2023
		Level 1	Level 2	Level 3
Derivative liabilities	$197,609	$—	$—	$197,609

		Fair Value Measurement as of
	Carrying Value as of	March 31, 2023
	March 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$501,782	$—	$—	$501,782

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2023 and for the year ended March 31, 2023:

			August	February
			2020	2021
			Underwritten	Registered	May 2021		November 2021
	2019 Registered Direct Offering		Public	Direct	Registered Direct Offering		Private Placement
	Series A	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2022	$1,913	$10,525	$44,581	$65,543	$778,488	$58,387	$1,165,465	$90,302	$2,215,204
Derivative liabilities recognized at grant date	(1,912)	(10,520)	(36,131)	(54,052)	(616,527)	(46,240)	(879,170)	(67,337)	(1,711,889)
Change in fair value of derivative liabilities	—	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE as of March 31, 2023	1	5	8,450	11,491	161,961	12,147	284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(5,681)	(7,784)	(102,635)	(7,698)	(167,108)	(13,261)	(304,167)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of June 30, 2023 (unaudited)	$—	$—	$2,769	$3,707	$59,326	$4,449	$117,654	$9,704	$197,609

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of June 30, 2023 and March 31, 2023.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2023
	August 4,
	2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/30/2023	6/30/2023	6/30/2023	6/30/2023	6/30/2023	6/30/2023	6/30/2023
Exercise price	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50
Expected term (years)	2.10	2.62	2.62	2.87	2.87	3.37	3.37
Risk-free interest rate	4.83%	4.63%	4.63%	4.54%	4.45%	4.36%	4.36%
Expected volatility	118%	118%	118%	118%	118%	118%	118%

	As of March 31, 2023
	June 20,		August 4,	February 10,		May 13,		November 10,
	2019		2020	2021		2021		2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023
Exercise price	$5.00	$5.00	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	0.22	0.22	2.35	2.87	2.87	3.12	3.12	3.62	3.62
Risk-free interest rate	1.02%	1.02%	4.02%	3.95%	4.43%	3.80%	3.80%	3.74%	3.74%
Expected volatility	120%	120%	120%	120%	120%	120%	120%	120%	120%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of June 30, 2023 and March 31, 2023, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, borrowings from financial institutions, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties and affiliates, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from financial institutions, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, and operating and financing lease liabilities were recorded at gross adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2023 and March 31, 2023.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(f)   Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. As of June 30, 2023 and March 31, 2023, the Company had equity investment in Jinkailong of 35% that the Company has significant influence over Jinkailong. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of June 30, 2023 and March 31, 2023, the carrying value of the investment is $0 for both periods presented.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(g)   Non-controlling interests

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

(j)   Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2023 and March 31, 2023, the Company did not record allowance for credit losses, against accounts receivable.

(k)   Inventories

Inventories consist of automobiles which are held primarily for sale or sales-type leases purpose and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances. For the three months ended June 30, 2023 and 2022, $0 and $3,085 impairment of inventories was recorded, respectively.

(l)   Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023 and March 31, 2023, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of June 30, 2023 and March 31, 2023, finance lease receivables consisted of the following:

	June 30,	March 31,
	2023	2023
	(unaudited)
Minimum lease payments receivable	$315,988	$297,960
Less: Unearned interest	(87,195)	(80,713)
Financing lease receivables	$228,793	$217,247
Finance lease receivables, current portion	$136,296	$146,114
Finance lease receivables, non-current portion	$92,497	$71,133

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2023 are as follows:

Minimum future
payments receivable
Twelve months ending June 30, 2024	$166,937
Twelve months ending June 30, 2025	110,562
Twelve months ending June 30, 2026	38,489
Total	$315,988

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2023 and 2022, the Company did not recognize impairment for property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(n)   Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years
Online ride-hailing platform operating license	2-10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2023 and 2022, no impairment was recorded against intangible assets.

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

As of June 30, 2023, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into approximately 570,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

(p)  Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the Company determined that the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-S99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Company. The Company believes the future event of change of control is not probable as of June 30, 2023; therefore, the convertible preferred stock has not been remeasured to its redemption value. Subsequently, the Company adjust the initial carrying amount of the convertible preferred stock by the at redemption value method. As of June 30, 2023, there was no change to the initial carrying amount of the convertible preferred stock.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had outstanding contracts for automobile transaction and related services amounting to $24,575, which is expected to be completed within twelve months after June 30, 2023.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$1,056,394	$852,515
- Service fees from NEVs leasing	20,271	140,497
- Financing revenues	13,600	11,064
- Service fees from automobile purchase services	12,232	14,788
- Service fees from automobile management and guarantee services	6,592	13,106
- Revenues from sales of automobiles	5,044	69,698
- Other service fees	74,975	52,608
Total revenues from Automobile Transaction and Related Services	1,189,108	1,154,276
Online Ride-hailing Platform Services	905,606	1,187,520
Total Revenues	2,094,714	2,341,796

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

Service fees from NEVs leasing and automobile purchase services – Services fees from NEVs leasing and automobile purchase services are paid by some lessees who rent new energy electric vehicles from the Company or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while the fees for purchase is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and an automobile is delivered to the lessee or purchaser at a point in time. Accounts receivable related to the revenue from NEVs leasing and automobile purchase services is collected upon the NEVs are delivered to lessees or purchaser.

Financing revenues - Interest income from the lease arising from the Company's sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Service fees from management and guarantee services – Over 95% of the Company’s customers are online ride-hailing drivers. Some of the drivers sign affiliation agreements with the Company, pursuant to which the Company provides them with management and

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2023, the Company’s pricing interest rate was 6.0% per annum.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of June 30, 2023 and March 31, 2023. As of June 30, 2023, the calendar years ended December 31, 2018 through 2022 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction.

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

(v)   Leases - lessee

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended June 30, 2023 and 2022, the Company did not recognize impairment loss against its finance lease ROU assets, respectively.

(w)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. On June 30, 2023 and March 31, 2023, approximately $20,000 and $79,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. On June 30, 2023 and March 31, 2023, approximately $926,190 and $1,190,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $69,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out entirely in mainland China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the social, political, economic and legal environments in the PRC as well as by the general state of the PRC economy. In addition, the Company’s business may be influenced by changes in PRC government laws, rules and policies with respect to, among other matters, anti-inflationary measures, currency conversion and remittance of currency outside of China, rates and methods of taxation and other factors.

b.    In measuring the credit risk of accounts receivable due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2023 and March 31, 2023, the Company did not record allowance for credit losses against accounts receivable.

2)    Foreign currency risk

As of June 30, 2023 and March 31, 2023, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $20,000 and $79,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 6.87 RMB into US$1.00 on March 31, 2023 to 7.25 RMB into US$1.00 on June 30, 2023.

(x)   Reclassification

Certain items of common stock and additional paid-in capital in the unaudited condensed consolidated balance sheets, cost of revenues and cost of revenue, related party in the unaudited condensed consolidated statements of operations and comprehensive loss of comparative period have been reclassified to conform to the unaudited condensed consolidated financial statements for the current period. The reclassification has no impact on net income (loss).

(y)   Recent accounting pronouncements not yet adopted

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements. ASU 2023-01 is effective for the Company for annual and interim reporting periods beginning April 1, 2024. The Company is currently evaluating the impact ASU 2023-01 may have on its unaudited condensed consolidated financial statements.

(z)   Recently adopted accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of December 31, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three months ended June 30, 2023.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in unaudited condensed consolidated balance sheet as of June 30, 2023 and consolidated balance sheets as of March 31, 2023.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$462,016	$487,829

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     ACCOUNTS RECEIVABLE

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

As of June 30, 2023 and March 31, 2023, accounts receivable were comprised of the following:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$48,869	$76,106
Receivables of online ride hailing fees from online ride-hailing drivers	37,937	51,290
Receivables of operating lease	39,954	31,039
Less: Allowance for credit losses	—	—
Accounts receivable	$126,760	$158,435

Movement of allowance for credit losses for the three months ended June 30, 2023 and for the year ended March 31, 2023 are as follows:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Beginning balance	$—	$112,905
Addition	—	3,394
Write off	—	(107,868)
Translation adjustment	—	(8,431)
Ending balance	$—	$—

6.     INVENTORIES

	June 30,	March 31,
	2023	2023
	(Unaudited)
Automobiles (i)	$—	$6,678
(i)	As of March 31, 2023, the Company owned an automobile with a total value of $6,678, net of impairment, for sale or sales-type leases.

For the three months ended June 30, 2022, the Company compared the cost of automobiles with their net realizable value and recognized impairments of $3,085 for certain automobiles for sale.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS, NET

As of June 30, 2023 and March 31, 2023, the prepayments, other receivables and other assets, net were comprised of the following:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Deposits (i)	$633,617	$679,794
Prepaid expenses (ii)	395,479	334,297
Receivables from aggregation platforms (iii)	249,801	271,791
Value added tax (“VAT”) recoverable (iv)	48,084	86,051
Due from automobile purchasers, net (v)	21,146	45,489
Employee advances	7,305	11,482
Others	19,690	9,339
Total prepayments, other receivables and other assets, net	$1,375,122	$1,438,243
(i)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform.

(ii)	Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense, etc. that will expire within one year.

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

(v)Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of June 30, 2023 and March 31, 2023, the Company did not record allowance for credit losses against receivables due from automobile purchasers.

During the three months ended June 30, 2023 and 2022, the Company recovered allowances for credit losses against the balance due from automobile purchasers of $0 and $21,857, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Leasehold improvements	$173,521	$183,216
Computer equipment	35,925	37,932
Office equipment, fixtures and furniture	74,225	78,372
Automobiles	4,688,081	4,679,927
Subtotal	4,971,752	4,979,447
Less: accumulated depreciation and amortization	(1,741,904)	(1,635,990)
Total property and equipment, net	$3,229,848	$3,343,457

Depreciation expense for the three months ended June 30, 2023 and 2022 were amounted to $234,972 and $288,547, respectively.

9.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Software	$791,086	$793,381
Online ride-hailing platform operating licenses	418,193	441,557
Subtotal	1,209,279	1,234,938
Less: accumulated amortization	(491,325)	(460,614)
Total intangible assets, net	$717,954	$774,324

Amortization expense for the three months ended June 30, 2023 and 2022 were amounted to $34,837 and $45,716, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending June 30, 2024	$182,381
Twelve months ending June 30, 2025	148,055
Twelve months ending June 30, 2026	97,220
Twelve months ending June 30, 2027	78,298
Twelve months ending June 30, 2028	77,379
Thereafter	134,621
Total	$717,954

10.     OTHER NON-CURRENT ASSETS

	June 30	March 31,
	2023	2023
	(Unaudited)
Prepayments of automobiles purchased (i)	$637,127	$716,407
(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,315,447. As of June 30, 2023, the Company has made prepayments of $637,127 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by December 31, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   BORROWINGS FROM A FINANCIAL INSTITUTION

The borrowings from a financial institution in China represented the short-term loans of $2,733 and $8,813 as of June 30, 2023 and March 31, 2023, respectively. Such borrowings bearing interest rate of 13.04% per annum as of June 30, 2023 and March 31, 2023, which are to be repaid within the next 12 months.

The interest expense for the three months ended June 30, 2023 and 2022 was $525 and $0, respectively.

12.   ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	March 31,
	2023	2023
	(Unaudited)
Accrued payroll and welfare	$1,614,435	$1,636,092
Payables to drivers from aggregation platforms (i)	1,141,664	1,103,892
Deposits (ii)	796,505	730,002
Accrued expenses	369,182	226,721
Payables for expenditures on automobile transaction and related services (iii)	47,593	31,719
Other taxes payable	20,329	83,432
Loan repayments received on behalf of financial institutions	6,841	16,130
Other payables	62,864	37,348
Total accrued expenses and other liabilities	4,059,413	3,865,336
Total accrued expenses and other liabilities - discontinued operations	(462,016)	(487,829)
Total accrued expenses and other liabilities - continuing operations	$3,597,397	$3,377,507
(i)	Payables to drivers from aggregation platforms

The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.

(ii)	Deposits

The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(iii)	Payables for expenditures on automobile transaction and related services

The balance of payables for expenditures on automobile transaction and related services represented the payables balance to the miscellaneous expenses related to the daily operations of automobiles.

13.   EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $78,843 and $126,064 for the three months ended June 30, 2023 and 2022, respectively, from continuing operations of the Company.

As of June 30, 2023 and March 31, 2023, the Company did not make adequate employee benefit contributions in the amount of $1,060,523 and $1,086,526, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of June 30, 2023, the Company has forfeited the remaining 3,794 warrants of the Company’s initial public offering as it expired.

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

2019 Registered Direct Offering Warrants

As of March 31, 2023, there were 16,841 2019 registered direct offering warrants outstanding with fair value of $6. During the three months ended June 30, 2023, the Company has forfeited the remaining 16,841 2019 registered direct offering warrants as it expired. During the three months ended June 30, 2022, the change of fair value was a gain of $10,774 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities.

August 2020 Underwriters’ Warrants

As of June 30, 2023 and March 31, 2023, there were 31,808 underwriters’ warrants outstanding. During the three months ended June 30, 2023 and 2022, the change of fair value was a gain of $5,681 and $31,128 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $2,769 and $8,450, respectively.

February 2021 Registered Direct Offering Warrants

As of June 30, 2023 and March 31, 2023, there were 53,262 February 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2023 and 2022, the change of fair value was a gain of $7,784 and $46,491 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $3,707 and $11,491, respectively.

May 2021 Registered Direct Offering Warrants

As of June 30, 2023 and March 31, 2023, there were 594,682 May 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2023 and 2022, the change of fair value was a gain of $110,333 and $575,095 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $63,775 and $174,108, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 2021 Private Placement Warrants

Pursuant to November 2021 Investors Warrants, if at any time and from time to time on or after the issuance date there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the Common Stock ("Stock Combination Event") and the Event Market Price (which is defined as with respect to any Stock Combination Event date, the quotient determined by dividing (x) the sum of the VWAP of the Common Stock for each of the five (5) lowest trading days during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event date, divided by (y) five (5)) is less than the original exercise price of $0.82 then in effect, then on the sixteenth (16th) trading day immediately following such Stock Combination Event, the exercise price then in effect on such sixteenth (16th) trading day shall be reduced (but in no event increased) to the event market price. As the 1-for-10 reverse stock split on the Company's common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13, the Event Market Price and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763.

As of June 30, 2023 and March 31, 2023, there were 5,310,763, for November 2021 Private Placement Warrants outstanding. During the three months ended June 30, 2023 and 2022, the change of fair value was a gain of $180,369 and $965,022 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above-mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of June 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $127,358 and $307,727, respectively.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2022	6,091,298	6,091,298	$2.28	4.32
Exercised	(25,000)	(25,000)	—	—
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, June 30, 2023	6,045,663	6,045,663	$2.25	3.31

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the three months ended June 30, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of this Report, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2023 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of June 30, 2023, the Company has granted an aggregate of 30,379 RSUs and issued an aggregate of 26,447 shares under the Equity Incentive Plan and 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

1-for- 10 shares reverse split on common stock

The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on April 6, 2022. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the accompanying unaudited condensed consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 8,402 shares of common stock due to round up issue.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of June 30, 2023 and March 31, 2023, there were 1,141 and 1,641 shares of Series A convertible preferred stock outstanding, respectively, valued at $242,447 and $269,386, recorded as mezzanine equity. As of June 30, 2023, 3,859 shares of Series A convertible preferred stock were converted into 1,796,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.   INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2023 and 2022, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the three months ended June 30, 2023 and 2022 amounted to approximately $0.4 million and $0.6 million respectively. As of June 30, 2023 and March 31, 2023, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.5 million and $7.1 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of June 30, 2023 and March 31, 2023, valuation allowances for deferred tax assets related to net operating loss carry forward for U.S. income taxes were approximately $1.6 million and $1.5 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Yicheng, Jiekai, Youlu and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%. During the three months ended June 30, 2023 and 2022, no income taxes was recorded in those PRC companies.

As of June 30, 2023 and March 31, 2023, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $9.7 million and $9.6 million, respectively, which will expire starting from 2025 and ending in 2027. In addition, allowance for credit losses must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,340,745 and $2,403,785 related to its continuing operations in the PRC as of June 30, 2023 and March 31, 2023, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $412,019 and $402,599 related to its continuing operations in the PRC as of June 30, 2023 and March 31, 2023, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,340,745	$2,403,785
Net operating loss carryforwards in the U.S.	1,573,776	1,499,607
Allowance for credit losses	412,019	402,599
Less: valuation allowance	(4,326,540)	(4,305,991)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$40,658	$42,930
Deferred tax liabilities, net	$40,658	$42,930

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023 and March 31, 2023, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $1.8 million and $1.9 million, respectively which will start to expire from 2024 to 2027. Meanwhile, net operating loss carry forward as of June 30, 2023 in the PRC from discontinued operations was reduced due to certain adjustments by PRC tax authorities. In addition, allowance for credit losses must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of June 30, 2023 and March 31, 2023, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2023	March 31, 2023
	(Unaudited)
Net operating loss carry forwards in the PRC	$454,011	$479,377
Less: valuation allowance	(454,011)	(479,377)
Total	$—	$—

16.   CONCENTRATION

Major Suppliers

For the three months ended June 30, 2023, four suppliers accounted for approximately 24.1%, 13.9%, 13.9%, and 13.0% of the total costs of revenue from operations of the Company.

For the three months ended June 30, 2022, two suppliers accounted for approximately 21.9%, and 14.0% of the total costs of revenue from continuing operations of the Company.

17.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Accounts receivable, a related party

As of June 30, 2023 and March 31, 2023, accounts receivable from a related party amounted to $4,551 and $6,312, respectively, represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2)    Due from related parties

As of June 30, 2023 and March 31, 2023, balances due from related parties from the Company’s continuing operations were comprised of the following:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Total due from related parties	$6,391,593	$6,610,156
Less: Allowance for credit losses	(1,525,565)	(1,481,036)
Due from related parties, net	$4,866,028	$5,129,120
Due from related parties, net, current portion	$1,830,943	$1,488,914
Due from a related party, net, non-current portion	$3,035,085	$3,640,206

As of June 30, 2023, balances due from Jinkailong, the Company’s equity investee company of $4,841,791, net of allowance for credit losses, of which, $3,035,085 is to be repaid over a period from July 2024 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $4,479,527 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $362,264 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, balances due from Jinkailong of $5,106,100, represented balance due from Jinkailong as result of Jinkailong’s deconsolidation on March 31, 2022, of which, $3,640,206 is to be repaid over a period from April 2023 to December 2026, which was classified as due from a related party, non-current.

Movement of allowance for credit losses due from Jinkailong for June 30, 2023 and March 31, 2023 are as follows:

	June 30,	March 31,
	2023	2023
	(Unaudited)
Beginning balance	$1,481,036	$—
Addition	127,073	1,484,495
Translation adjustment	(82,544)	(3,459)
Ending balance	$1,525,565	$1,481,036

As of June 30, 2023 and March 31, 2023, balance due from Youlu, the Company’s former VIE as result of Youlu’s deconsolidation in March 2022 were amounted to $24,237 and $23,020, respectively.

3)    Prepayment, a related party

As of June 30, 2023 and March 31, 2023, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $147,312 and $0, respectively.

4)    Due to a related party

	June 30,	March 31,
	2023	2023
	(Unaudited)
Loan payable to a related party (i)	$—	$8,667
(i)	As of March 31, 2023, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $8,667 was unsecured, interest free and due on demand. The loan was fully repaid in May 2023.

5)    Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	June 30,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$316,856	$—
Lease II (ii)	78,768	92,916
Total Operating lease right-of-use assets - related parties	$395,624	$92,916

	June 30,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$212,469	$82,069
Lease II (ii)	84,039	61,393
Total Operating lease liabilities, current - related parties	$296,508	$143,462

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$205,545	$—
Lease II (ii)	30,227	42,247
Total Operating lease liabilities, non-current - related parties	$235,772	$42,247
(i)

On March 31, 2023, the Company entered into two office lease agreements with Hong Li, supervisor of Sichuan Senmiao, with a leasing term from April 1, 2023 to March 31, 2026. On March 1, 2021, the Company entered into an office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. In October 2022, the Company terminated the leases signed on March 1, 2021 and April 1, 2021.

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

2.     Related Party Transactions

For the three months ended June 30, 2023 and 2022, the Company incurred $30,327 and $61,486, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to four office lease agreements in total.

For the three months ended June 30, 2023 and 2022, the Company incurred $10,137 and $14,543, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three months ended June 30, 2023, the company incurred promotion fee of $11,623 payable to Jinkailong. During the three months ended June 30, 2022, the company incurred promotion fee of $44,183 to Jinkailong.

During the three months ended June 30, 2023, Corenel leased automobiles to Jinkailong and generated revenues of $13,748, while Jiekai leased automobiles from Jinkailong and had a rental cost of $210,179. During the three months ended June 30, 2022, Cornel leased automobiles to Jinkailong and generated revenues of $215,460, and Jiekai leased automobiles from Jinkailong and had a rental cost of $46,342.

18.   LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (r), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the three months ended June 30, 2023.

Lessee

As of June 30, 2023 and March 31, 2023, the Company has engaged in offices and showroom leases which were classified as operating leases.

The Company leased automobiles under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using effective interest rate of 4.0% to 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of June 30, 2023, the weighted-average remaining operating and finance lease term of its existing leases is approximately 2.62 and 2.28 years, respectively.

Operating and finance lease expenses consist of the following:

		For the three months ended June 30,
		2023	2022
	Classification	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$515,874	$536,323
Lease expenses	Selling, general and administrative	65,286	117,826
Finance lease cost
Amortization of leased asset	Cost of revenue	61,668	70,423
Amortization of leased asset	General and administrative	282	52,390
Interest on lease liabilities	Interest expenses on finance leases	8,722	7,148
Total lease expenses		$651,832	$784,110

Operating lease costs for automobiles totaled $515,874 and $536,323 for the three months ended June 30, 2023 and 2022, respectively.

Operating lease expenses for offices and showroom leases totaled $65,286 and $117,826 for the three months ended June 30, 2023 and 2022, respectively, of which $47,670 and $95,633 were amortization of leased asset for operating leases for the three months ended June 30, 2023 and 2022, respectively.

Interest expenses on finance leases totaled $8,722 and $7,148 for the three months ended June 30, 2023 and 2022, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending June 30, 2024	$337,662	$256,507	$594,169
Twelve months ending June 30, 2025	200,151	256,506	456,657
Twelve months ending June 30, 2026	124,990	64,126	189,116
Total lease payments	662,803	577,139	1,239,942
Less: discount	(29,814)	(37,545)	(67,359)
Present value of lease liabilities	$632,989	$539,594	$1,172,583

*As of June 30, 2023, the outstanding balance of operating lease payments due to related parties was $532,280.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase commitments

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the filing date of this Report, the Company has remitted approximately $0.6 million as purchase prepayments, and expects to fulfill the purchase commitment before December 31, 2023.

On March 28, 2023, the Company entered into a purchase contract with an automobile dealer to purchase a total of 50 automobiles for the amount of approximately $0.8 million. As of the filing date of this Report, 30 automobiles of approximately $0.5 million have been purchased in cash and delivered to the Company, and the Company expects to fulfill the purchase commitment before December 31, 2023.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivable and additional allowance for credit losses. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three months ended June 30, 2023 and 2022, the Company recognized an estimated provision loss of approximately $510 and $4,100, respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from continuing operations. As of June 30, 2023, there was no contingent liabilities Hunan Ruixi had for the automobile purchasers.

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $483,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

As of June 30, 2023, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $3.2 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $1.9 million as of June 30, 2023, based on the market price and the useful life of such collateral, which represents approximately 60% of the maximum contingent liabilities. Meanwhile, approximately $2.1million, including interests of approximately $192,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Besides, as of June 30, 2023, due to Jinkailong has undertaken the joint and several liability guarantee for all loans of Langyue Automobile Service Co., Ltd. from Chengdu Industrial Impawn Co., Ltd (“Impawn”) for certain historical business, Jinkailong may be required to pay all the outstanding balance of approximately $830,000 to Impawn in the future.

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

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three months ended June 30, 2023 and 2022:

	For the three months ended June 30, 2023
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$1,189,108	$905,606	$—	$2,094,714
Interest income	$149	$27	$3	$179
Depreciation and amortization	$344,132	$14,269	$21,028	$379,429
Loss from operations	$(334,966)	$(72,632)	$(380,824)	$(788,422)
Loss before income taxes	$(266,192)	$(78,504)	$(76,651)	$(421,347)
Net loss	$(266,192)	$(78,504)	$(76,651)	$(421,347)
Capital expenditure	$379,658	$—	$—	$379,658

	For the three months ended June 30, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$1,154,276	$1,187,520	$—	$2,341,796
Interest income	$493	$53	$29	$575
Depreciation and amortization	$533,794	$16,479	$2,436	$552,709
Loss from operations	$(291,788)	$(517,352)	$(631,455)	$(1,440,595)
Income (loss) before income taxes	$(53,248)	$(699,887)	$997,055	$243,920
Net income (loss)	$(53,248)	$(699,887)	$997,055	$243,920
Capital Expenditure	$1,407	$—	$—	$1,407

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, the Company’s total assets were comprised of $11,803,452 for automobile transaction and related services, $796,024 for online ride-hailing platform services and $940,872 unallocated.

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

21.   SUBSEQUENT EVENTS

Since June 30, 2023 to the date of this Report, 150 shares of Series A convertible preferred stock in the November 2021 Private Placement were converted into 75,000 shares of the Company’s common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and equity investee company, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha, Guangzhou, and other 23 cities in China. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of June 30, 2023, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $23.9 million, sold an aggregate of 1,467 automobiles with a total value of approximately $14.1 million and delivered approximately 2,996 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 148 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
	2023		2022
	Number of		Number of
	Vehicles	Revenue	Vehicles	Revenue
Auto Operating Leasing	>1,000	$1,056,000	>1,100	$853,000
Auto Sales	1	$5,000	13	$70,000
Auto Financing	148	$14,000	136	$11,000
Other Services	>530	$114,000	>770	$221,000

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our consolidated statements of operations and comprehensive loss since then. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong’s business operations in Changsha and Chengdu. During the three months ended June 30, 2023, our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 88.8%, 0.4%, 1.1% and 9.7% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 73.9%, 6.0%, 1.0% and 19.1% for the three months ended June 30, 2022, respectively.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB40.01 million (approximately $5.52 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

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

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. During the three months ended June 30, 2023, our subsidiary, Jiekai, and equity investee company and former VIE, Jinkailong, cooperated with other online ride-hailing platforms (“Partner Platforms”), such as Chengdu Anma Zhixing Technology Co., Ltd. and Sichuan Peitu Kuaixing Technology Co., Ltd., whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us and Jinkailong. Jiekai and Jinkailong earned rental income from drivers and earned commissions from Partner Platforms.

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

During the three months ended June 30, 2023, approximately 1.7 million rides with gross fare of approximately $5.3 million were completed through Xixingtianxia and an average of approximately 6,200 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the three months ended June 30, 2023, we earned online ride-hailing platform service fees of approximately $0.9 million, after netting off approximately $0.1 million incentives paid to Active Drivers.

During the three months ended June 30, 2022, approximately 1.7 million rides with gross fare of approximately $5.8 million were completed through Xixingtianxia and an average of over 4,600 Active Drivers each month. During the three months ended June 30, 2022, we earned online ride-hailing platform service fees of $1.2 million, after netting off approximately $0.1 million incentives paid to Active Drivers.

We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others. We plan to launch Xixingtianxia in more cities across China the next 12 months from June 30, 2023.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and Online Ride-hailing Platform Services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of June 30, 2023, we had 7 and 54 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. The demand for short-term car rentals increased accordingly, which remained stable during the three months ended June 30, 2023. To meet the demand of business expansion in Chengdu, and Changsha, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of June 30, 2023, we had one parking lot, an exhibition hall and 5 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 11 employees in Chengdu, for parking and management of automobiles for operating lease. During the three months ended June 30, 2023 and 2022, the average utilization of the automobiles for operating lease was approximately 79.8% and 60.7%, respectively.

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

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of June 30, 2023, we had accounts receivable of approximately $49,000 and advanced payments of approximately $21,000 due from the historical automobile purchasers which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the three months ended June 30, 2023, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of June 30, 2023, we had accounts receivable of online ride-hailing service fees of approximately $38,000 in total.

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

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform During the three months ended June 30, 2023. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

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

As of June 30, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record allowance for credit losses against receivables from those purchasers. As of June 30, 2023, we recognized an accumulated allowance for credit losses against receivables of $358,889 from these purchasers served by Hunan Ruixi. For the three months ended June 30, 2023, we recognized approximately $510 expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the three months ended June 30, 2023, we sub-leased approximately 20 rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2023, the total value of non-collateralized automobiles was approximately $331,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual Impact of Coronavirus (COVID-19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of June 30, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for credit losses of $358,889 for them. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the three months ended June 30, 2023, the number of newly rendered automobiles decreased to 0 as compared with 3 during the three months ended June 30, 2022. Meanwhile, over 1,200 online ride-hailing drivers rendered their automobiles to Jinkailong as of June 30, 2023.

Our cash flow has been adversely impacted by local resurgences of COVID-19 in Chengdu, Changsha and Guangzhou while the COVID-19 measures in China kept applying the current control and prevention measures especially from September to November 2022, which had negative impact on the online ride-hailing market accordingly due to travel restriction.

Impact on the Ride-Hailing Platform Services

Chengdu suffered an infection peak in the middle of December 2022, after China shifted the prevention and control of COVID-19 infection strategy early that month. Base on the surveys released from Sichuan Provincial Center for Disease Control and Prevention, the actual infection rate of the surveyed population was estimated to be over 80 percent. And the peak of positive detection in the whole province was concentrated from December 12 to 23, which caused significant decreasing orders for online ride-hailing in December. The central government of China has adjusted the prevention and control measures of COVID-19, and gradually restored the order of production and life, which would bring optimism for us to operate our online ride-hailing platform in the next 12 months.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 51th Statistical report on Internet Development in China published in March 2023 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 473 million by the end of December 2022, and took approximately 40.9% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of June 30, 2023, approximately 318 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 763 million in June 2023 in China. Meanwhile, approximately 2.43 million online booking taxi transportation certificates and approximately 5.79 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 2 counties in Guizhou Province, and 31 cities, including Chengdu, Changsha, Guangzhou, Tianjin, Shenyang, Harbin, Nanchang, Haikou, Xining, two cities in Zhejiang, Shandong, and Guangxi Province, respectively, three cities in Guizhou Province, five cities in Jiangsu Province, other two cities in Hunan and Guangdong Province, respectively, and other four cities in Sichuan Province from June 2020 to July 2023, to operate the online ride-hailing platform services.

However, approximately 61% of our ride-hailing drivers have not obtained the driver’s license as of June 30, 2023 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $690 to $4,137) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three months ended June 30, 2023, we have been fined by approximately $19,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $15,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the Three months ended June 30, 2023 Compared to the Three months ended June 30, 2022

	For the Three Months Ended
	June 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Revenues	$2,094,714	$2,341,796	$(247,082)
Cost of revenues	(1,512,774)	(1,881,816)	369,042
Gross profit	581,940	459,980	121,960
Operating expenses
Selling, general and administrative expenses	(1,243,289)	(1,919,347)	676,058
Recovery of (allowance for) credit losses	(127,073)	21,857	(148,930)
Impairments of inventories	—	(3,085)	3,085
Total operating expenses	(1,370,362)	(1,900,575)	530,213
Loss from operations	(788,422)	(1,440,595)	652,173
Other income, net	72,149	63,153	8,996
Interest expense	(525)	—	(525)
Interest expense on finance leases	(8,722)	(7,148)	(1,574)
Change in fair value of derivative liabilities	304,173	1,628,510	(1,324,337)
Income (loss) before income taxes	(421,347)	243,920	(665,267)
Income tax expenses	—	—	—
Net income (loss)	$(421,347)	$243,920	$(665,267)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from online ride-hailing platform services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended June 30, 2023 decreased by $247,082, or approximately 11%, as compared with three months ended June 30, 2022. The decrease was mainly due to the decrease of revenues from online ride-hailing platform services due to the decrease in orders caused by the market competition, and partly offset by the increase of operating lease revenues from automobile rentals as a result of the expansion and our continuous “efficiency - improving” strategy of this business.

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,189,108	$1,154,276
- Operating lease revenues from automobile rentals	1,056,394	852,515
- Service fees from NEVs leasing	20,271	140,497
- Financing revenues	13,600	11,064
- Service fees from automobile purchase services	12,232	14,788
- Service fees from automobile management and guarantee services	6,592	13,106
- Revenues from sales of automobiles	5,044	69,698
- Other service fees	74,975	52,608

Revenue from online ride-hailing platform services	905,606	1,187,520

Total Revenue	$2,094,714	$2,341,796

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile purchase services, service fees from automobile management and guarantee services, sales revenue of automobiles and other services fees, which accounted for approximately 88.8%, 1.7%, 1.1%, 1.0%, 0.6%, 0.4% and 6.4%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2023. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile purchase services, service fees from automobile management and guarantee services, sales revenue of automobiles and other services fees, which accounted for approximately 73.9%, 12.2%, 1.0%, 1.3%, 1.1%, 6.0% and 4.5%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2022.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $203,879 during the three months ended June 30, 2023 was mainly due to the increased average utilization of the automobiles for operating lease increased from approximately 60.7% to 79.8%. We leased over 1,000 automobiles with an average monthly rental income of approximately $491 per automobile, resulting in a rental income of $1,056,394, including rental income of $13,748 from Jinkailong, for the three months ended June 30, 2023. While we leased over 1,100 automobiles with an average monthly rental income of approximately $432 per automobile, resulting in a rental income of $852,515, including rental income of $215,460 from Jinkailong, for the three months ended June 30, 2022.

Service fees from NEVs leasing

We generated revenues of $20,271 and $140,497 from leasing NEVs by charging leases service fees during the three months ended June 30, 2023 and 2022, respectively. The amount of services fees for NEVs leasing is based on its product solutions. The decrease of $120,226 was mainly due to that we adjusted our product solutions during the three months ended June 30, 2023, and more customers chose the solutions with no services fees for NEVs leasing.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $13,600 from an average monthly number of 41 automobiles and $11,064 from an average monthly number of 53 automobiles during the three months ended June 30, 2023 and 2022, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the three months ended June 30, 2023.

Service fees from automobile purchase services and Service fees from automobile management and guarantee services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 5 automobiles purchase transactions during the three months ended June 30, 2023 while we had revenue from 7 automobile purchase services during the three months ended June 30, 2022. As a result, the related service fees generated decreased $2,556 from the three months ended June 30, 2022 to the three months ended June 30, 2023.

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $6,514 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 40 and 200 automobiles during the three months ended June 30, 2023 and 2022, respectively.

Sales of automobiles

We sold one used-automobile with income of $5,044 during the three months ended June 30, 2023. Meanwhile, we sold 13 used-automobiles with income of $69,698 during the three months ended June 30, 2022.

Other service fees

We generate other revenues such as monthly services commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 67.5%, and 32.5% of revenues from other service fees during the three months ended June 30, 2023, respectively. The commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 49.9%, and 50.1% of revenues from other service fees during the three months ended June 30, 2022, respectively. The increase of $22,367 was due to the increase of commissions from Partner Platforms, which was a result of the increase in operating lease revenues from automobile rentals.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended June 30, 2023, approximately 1.7 million rides with gross fare of approximately $5.3 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $905,606, after netting off approximately $0.1 million incentives paid to Active Drivers.

During the three months ended June 30, 2022, approximately 1.7 million rides with gross fare of approximately $5.8 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,187,520, after netting off approximately $0.1 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents (1) the amortization, daily maintenance and insurance expense related to our Auto Operating Leasing of $909,511; (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $596,723; and (3) costs of our Auto Sales of $6,540. Cost of revenues decreased by $369,042 during the three months ended June 30, 2023 as compared with the same period in 2022, mainly due to the decrease of $204,426 in costs of automobiles under operating leases due to and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in three months ended June 30, 2023 , the decrease of $90,844 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders, and $73,772 in costs of automobile sold as the number of automobiles sold decreased from 13 to 1. During the three months ended June 30, 2023 and 2022, the costs of automobiles under operating leases with amount of $210,179 and $46,342, respectively, was from one of our related parties.

Gross Profit

We had gross profit of $581,940 and $459,980, respectively, during the three months ended June 30, 2023 and 2022. The increase of $121,960 was mainly due to the increase in profit in our operating lease, partially offset by the decrease in profit from online ride-hailing platform services and other services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the three months ended June 30, 2023 and 2022:

	For the Three months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
- Auto Operating Leasing	$146,883	$(261,422)
- Other Services	127,670	232,063
- Auto Sales	(1,496)	(10,614)
- Online Ride-Hailing Platform Services	308,883	499,953
Total Gross Profit	$581,940	$459,980

We had a gross profit of $146,883 in our automobile operating leasing during the three months ended June 30, 2023, which increased by $408,305 from a gross loss of $261,422 in the same period in 2022. The increase was mainly due to the increase in the average utilization of the automobiles for operating lease and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in three months ended June 30, 2023. We had a gross profit of $308,883 in our online ride-hailing platform services during the three months ended June 30, 2023, which decreased by $191,070 from a gross profit of $499,953 in the same period in 2022. The decrease was attributable to the gross fare of rides completed through our Xixingtianxia platform decreased from approximately $5.8 million to approximately $5.3 million for the three months ended June 30, 2022 and 2023, respectively. It was partially offset by the decrease in average rate of commission paid to Active Drivers from approximately 19.1% to approximately 15.4% for the three months ended June 30, 2022 and 2023, respectively. The decrease of $104,393 in profit of other services was mainly due to the decrease of services fees for NEVs leasing pursuant to our adjustment on product solutions.

Consequently, the overall gross profit margin increased to 27.8% during the three months ended June 30, 2023 as compared with 19.6% during the three months ended June 30, 2022. The increase was mainly due to the operating leasing had a gross profit margin of 12.4% during the three months ended June 30, 2023 as compared with a gross loss in the same period in 2022. It was partially offset by the decrease in the gross profit margin of online ride-hailing platform services from 42.1% during the three months ended June 30, 2022 to 34.1% during the three months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $1,919,347 for the three months ended June 30, 2022 to $1,243,289 for the three months ended June 30, 2023, representing a decrease of $676,058, or approximately 35.2%. The decrease was attributable to our continuous control on costs and streamline expenses during the three months ended June 30, 2023. The decrease mainly consists of (1) a decrease of $295,437 in salary and employee benefits as the average monthly number of our employees decreased from 166 to 116; (2) a decrease of $122,700 in offices expenditure as a result of reducing office rental and insurance charges; (3) a decrease of $96,633 in advertising and promotion for the online ride-hailing platform services as the number of completed orders decreased and we cut down market promotion expenditure in accordance with the market change in the three months ended June 30, 2023; (4) a decrease of $53,815 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as our ROUs have been fully amortized; and (5) a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement incurred during the three months ended June 30, 2022 while no similar expenses during the three months ended June 30, 2023.

Recovery of (allowance for) credit losses

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and provided allowance for credit losses of $127,073 against receivables from Jinkailong during the three months ended June 30, 2023. While we recovered allowance for credit losses of $21,857 based on re-evaluation collection from those drivers served by Hunan Ruixi for the three months ended June 30, 2022.

Impairments of inventories

For the three months ended June 30, 2023 and 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $0 and $3,085, respectively, for certain automobiles for sale based on their selling price in the market.

Other income, net

For the three months ended June 30, 2023, we had other income, net of $72,149, which primarily consist of the income of approximately $23,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $49,000. For the three months ended June 30, 2022, we had other income, net of $63,153, primarily consist of the income of approximately $60,000 from some leases and other miscellaneous income.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended June 30, 2023 resulted from the borrowings of Corenel from a financial institution for its automobile commercial insurance by installment.

Interest expense on finance leases for the three months ended June 30, 2023 and 2022 was $8,722 and $7,148, respectively, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended June 30, 2023 was a gain of $304,173 in total as our stock price as of June 30, 2023 was lower than the price as of March 31, 2023. The gain consists of a gain of $6 for the forfeited warrants issued in our June 2019 registered direct offering, a gain of $5,681 for the warrants issued in our August 2020 underwritten public offering, a gain of $7,784 for the warrants issued in our February 2021 registered direct offering, a gain of $110,333 for the warrants issued in our May 2021 registered direct offering, and a gain of $180,369 for the warrants issued in our November 2021 private placement.

The change in fair value of derivative liabilities for the three months ended June 30, 2022 was a gain of $1,628,510 in total as our stock price as of June 30, 2022 was lower than the price as of March 31, 2022. The gain consists of a gain of $10,774 for the warrants issued in our June 2019 registered direct offering, a gain of $31,128 for the warrants issued in our August 2020 underwritten public offering, a gain of $46,491 for the warrants issued in our February 2021 registered direct offering, a gain of $575,095 for the warrants issued in our May 2021 registered direct offering, and a gain of $965,022 for the warrants issued in our November 2021 private placement.

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the three months ended June 30, 2023 and 2022.

Net income (loss)

As a result of the foregoing, net loss for the three months ended June 30, 2023 was $421,347, representing a decrease of $665,267 from net income of $243,920 for the three months ended June 30, 2022.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,173,795 as of June 30, 2023 as compared to $1,610,090 as of March 31, 2023. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $0.4 million for the three months ended June 30, 2023; (2) accumulated deficit of approximately $38.1 million as of June 30, 2023; (3) the working capital deficit of approximately $0.5 million as of June 30, 2023; and (4) two purchase commitments of approximately $1.22 million for 120 automobiles. As of the date of this Report, we have entered into two purchase contracts with two automobile dealers to purchase a total of 150 automobiles in the amount of approximately $2.3 million, of which, 30 automobiles amounted to approximately $0.5 million have been purchased in cash and delivered to us, and approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $1.2 million shall be remitted in installment to be completed before December 31, 2023.

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

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the filing date of this Report, if we are unable to obtain additional financing. However, there is no assurance that we will be successful in implementing the foregoing plans or that additional financial will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) changes in the demand for our services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in our relationships with key business partners, (vi) that financial institutions in China may not able to provide continued financial support to our customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Three Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Net Cash Provided by Operating Activities	$204,866	$514,139
Net Cash Provided by (Used in) Investing Activities	(330,066)	24,332
Net Cash Provided by (Used in) Financing Activities	(247,322)	171,073
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(63,773)	(40,427)
Cash and Cash Equivalents at Beginning of Period	1,610,090	1,185,221
Cash and Cash Equivalents at End of Period	$1,173,795	$1,854,338

Cash Flow in Operating Activities

For the three months ended June 30, 2023 and 2022, net cash provided by operating activities was $204,866 and $513,139, respectively. The decrease of $309,273 in net cash provided by operating activities for the three months ended June 30, 2023 as compared with the period of last year was primarily attributable to (1) decrease of $665,267 from net income to net loss; (2) decrease of $778,585 in the change of prepayments, other receivables and other assets (both third parties and related party); (3) decrease of $162,401 in depreciation of property and equipment and amortization of right-of-use assets; (4) decrease of $140,923 in the change of accrued expenses and other liabilities, (5) decrease of $83,769 in the finance lease receivables, and partially offset by (5) increase of $1,324,337 in change in fair value of derivative liabilities and increase of $148,930 as a result of change from recovery of credit loss to allowance for the credit loss in the three months ended June 30, 2023.

Cash Flow in Investing Activities

For the three months ended June 30, 2023, we had net cash used in investing activities of $330,066. The majority of net cash used in investing activities was for purchase of automobiles for operating lease purpose of $379,658, which was partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $49,592.

For the three months ended June 30, 2022, we had net cash provided by investing activities of $24,332. The majority of net cash provided by investing activities was for the proceeds from sales of the used-automobiles and partially offset by the expenditures on the licenses of online ride-hailing platforms in different cities in China.

Cash Flow in Financing Activities

For the three months ended June 30, 2023, we had net cash used in financing activities of $247,322, which primarily consisted of: (1) repayments to related parties and affiliates of $160,850, (2) principal payments made for finance lease liabilities of $80,667, and (3) repayments of borrowings from a financial institution of $5,805.

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

On September 23, 2022, we entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million, of which approximately $0.6 million has been remitted as purchase prepayments, and we expect to fulfill the purchase commitment before December 31, 2023.

On March 28, 2023, we entered into another purchase contract with an automobile dealer to purchase a total of 50 automobiles for the amount of approximately $0.8 million, of which 30 automobiles of approximately $0.5 million have been purchased in cash and delivered to us, and we expect to fulfill the purchase commitment before December 31, 2023.

●	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of June 30, 2023, we had no contingent liabilities for the automobile purchasers. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $3.2 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $483,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) inventories; (iv) property and equipment, net; (v) intangible assets, net; (vi) goodwill; (vii) revenue recognition; and (viii) leases - lessee. See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2023, our pricing interest rate is 6.0% per annum.

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

(e)Impairment of long-lived assets

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

(f)Allowances for credit losses

An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, we adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). We used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. We also periodically evaluate individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary.

(g)Inventory obsolescence

Inventories consist of automobiles which are held primarily for sale and for leasing purposes, and are stated at lower of cost or net realizable value, as determined using the weighted average cost method. Management compares the cost of inventories with the net realizable value and if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write down for estimated obsolescence or unmarketable inventories which equals the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or net realizable value, it is not marked up subsequently based on changes in underlying facts and circumstances.

(h)Valuation of deferred tax assets

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer) have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;
●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and
●	We had deficiencies in our IT general controls, regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system and key application system, etc.

We are improving our IT environment and daily management to ensure network and information security. In addition, we plan to address the weaknesses identified above by implementing the following measures:

(i)	Continuously seeking and hiring additional accounting staff with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;
(ii)	Ameliorating our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and
(iii)	improving our system security environment and conducting regular backup plan and penetration testing to ensure the network and information security.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2023	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)