Form 10-Q
period 2023-09-30
Senmiao Technology Ltd
filed 2023-11-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 9,568,040 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,305,199	$1,610,090
Restricted cash	1,915	—
Accounts receivable	82,288	158,435
Accounts receivable, a related party	8,018	6,312
Inventories	—	6,678
Finance lease receivables, current portion	104,989	146,114
Prepayments, other receivables and other assets, net	1,491,591	1,438,243
Prepayments to a related party	146,409	—
Due from related parties, net, current portion	2,123,301	1,488,914
Total current assets	5,263,710	4,854,786

Property and equipment, net	2,945,230	3,343,457

Other assets
Operating lease right-of-use assets, net	97,321	121,672
Operating lease right-of-use assets, net, related parties	356,636	92,916
Financing lease right-of-use assets, net	468,928	623,714
Intangible assets, net	673,509	774,324
Finance lease receivables, non-current	75,214	71,133
Due from a related party, net, non-current	2,144,893	3,640,206
Other non-current assets	633,224	716,407
Total other assets	4,449,725	6,040,372

Total assets	$12,658,665	$14,238,615

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution, current	$105,733	$8,813
Accounts payable	357,322	183,645
Advances from customers	151,149	148,188
Accrued expenses and other liabilities	3,824,338	3,377,507
Due to a related party	1,510	8,667
Operating lease liabilities	32,822	60,878
Operating lease liabilities - related parties	293,486	143,462
Financing lease liabilities	233,489	264,052
Derivative liabilities	137,943	501,782
Current liabilities - discontinued operations	459,186	487,829
Total current liabilities	5,596,978	5,184,823

Other liabilities
Borrowings from a financial institution, non-current	140,977	—
Operating lease liabilities, non-current	59,787	83,485
Operating lease liabilities, non-current - related parties	196,121	42,247
Financing lease liabilities, non-current	247,048	388,064
Deferred tax liability	40,409	42,930
Total other liabilities	684,342	556,726

Total liabilities	6,281,320	5,741,549

Commitments and contingencies (note 19)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 and 1,641 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively)	234,364	269,386

Stockholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 8,068,040 and 7,743,040 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively)	806	773
Additional paid-in capital	43,390,823	43,355,834
Accumulated deficit	(39,069,079)	(37,715,294)
Accumulated other comprehensive loss	(1,778,990)	(1,247,099)
Total Senmiao Technology Limited stockholders’ equity	2,543,560	4,394,214

Non-controlling interests	3,599,421	3,833,466

Total equity	6,142,981	8,227,680

Total liabilities, mezzanine equity and equity	$12,658,665	$14,238,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$1,818,552	$2,164,089	$3,899,518	$4,290,425
Revenues, a related party	8,399	77,113	22,147	292,573
Total revenues	1,826,951	2,241,202	3,921,665	4,582,998

Cost of revenues
Cost of revenues	(1,270,675)	(1,830,224)	(2,573,270)	(3,665,698)
Cost of revenues, a related party	(182,165)	(102,160)	(392,344)	(148,502)
Total cost of revenues	(1,452,840)	(1,932,384)	(2,965,614)	(3,814,200)

Gross profit	374,111	308,818	956,051	768,798

Operating expenses
Selling, general and administrative expenses	(1,102,733)	(1,527,731)	(2,346,022)	(3,447,078)
Allowance for credit losses	(553,323)	(366,293)	(680,396)	(344,436)
Impairments of inventories	—	—	—	(3,085)
Total operating expenses	(1,656,056)	(1,894,024)	(3,026,418)	(3,794,599)

Loss from operations	(1,281,945)	(1,585,206)	(2,070,367)	(3,025,801)

Other income (expense)
Other income, net	24,654	423,972	96,803	487,125
Interest expense	(2,233)	—	(2,758)	—
Interest expense on finance leases	(7,594)	(1,153)	(16,316)	(8,301)
Change in fair value of derivative liabilities	59,666	(17,417)	363,839	1,611,093
Total other income, net	74,493	405,402	441,568	2,089,917

Loss before income taxes	(1,207,452)	(1,179,804)	(1,628,799)	(935,884)

Income tax expense	—	—	—	—

Net Loss	(1,207,452)	(1,179,804)	(1,628,799)	(935,884)

Net loss attributable to non-controlling interests from operations	281,495	96,314	275,014	185,247

Net loss attributable to the Company’s stockholders	$(925,957)	$(1,083,490)	$(1,353,785)	$(750,637)

Net loss	$(1,207,452)	$(1,179,804)	$(1,628,799)	$(935,884)

Other comprehensive loss
Foreign currency translation adjustment	(37,597)	(719,920)	(490,922)	(1,505,573)

Comprehensive loss	(1,245,049)	(1,899,724)	(2,119,721)	(2,441,457)

less: Total comprehensive income (loss) attributable to noncontrolling interests	(283,338)	7,057	(234,045)	(83,691)

Total comprehensive loss attributable to stockholders	$(961,711)	$(1,906,781)	$(1,885,676)	$(2,357,766)

Weighted average number of common stock
Basic and diluted	7,791,138	7,048,187	7,966,674	6,678,749

Net loss per share - basic and diluted	$(0.12)	$(0.15)	$(0.17)	$(0.11)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended September 30, 2023 and 2022

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares		capital*	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$618	$42,803,045	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net income (loss)	—	—	—	332,853	—	(88,933)	243,920
Conversion of preferred stock into common stock	126,831	14	85,349	—	—	—	85,363
Foreign currency translation adjustment	—	—	—	—	(783,838)	(1,815)	(785,653)
BALANCE, June 30, 2022 (Unaudited)	6,313,614	$632	$42,888,394	$(34,268,692)	$(893,292)	$4,385,527	$12,112,569
Net loss	—	—	—	(1,083,490)	—	(96,314)	(1,179,804)
Conversion of preferred stock into common stock	1,369,294	138	449,497	—	—	—	449,635
Foreign currency translation adjustment	—	—	—	—	(823,291)	103,371	(719,920)
BALANCE, September 30, 2022 (Unaudited)	7,682,908	$770	$43,337,891	$(35,352,182)	$(1,716,583)	$4,392,584	$10,662,480

	For the Six Months Ended September 30, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net income (loss)	—	—	—	(427,828)	—	6,481	(421,347)
Conversion of preferred stock into common stock	250,000	25	26,914	—	—	—	26,939
Foreign currency translation adjustment	—	—	—	—	(496,137)	42,812	(453,325)
BALANCE, June 30, 2023 (Unaudited)	7,993,040	$798	$43,382,748	$(38,143,122)	$(1,743,236)	$3,882,759	$7,379,947
Net loss	—	—	—	(925,957)	—	(281,495)	(1,207,452)
Conversion of preferred stock into common stock	75,000	8	8,075	—	—	—	8,083
Foreign currency translation adjustment	—	—	—	—	(35,754)	(1,843)	(37,597)
BALANCE, September 30, 2023 (Unaudited)	8,068,040	$806	$43,390,823	$(39,069,079)	$(1,778,990)	$3,599,421	$6,142,981
*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,628,799)	$(935,884)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	458,567	606,482
Amortization of right-of-use assets	214,120	417,836
Amortization of intangible assets	87,321	93,724
Allowance for credit losses	680,396	344,436
Impairments of inventories	—	3,085
Gain on disposal of equipment	(27,125)	(350,967)
Change in fair value of derivative liabilities	(363,839)	(1,611,093)
Change in operating assets and liabilities
Accounts receivable	10,307	179,126
Accounts receivable, a related party	(2,125)	(24,624)
Inventories	64,539	324,140
Finance lease receivables	97,917	134,091
Prepayments, other receivables and other assets	(137,549)	766,235
Prepayments, a related party	(149,845)	—
Accounts payable	188,790	(9,860)
Advances from customers	11,936	43,328
Accrued expenses and other liabilities	656,688	557,047
Operating lease liabilities	(44,293)	(19,052)
Operating lease liabilities - related parties	(28,877)	(5,845)
Net Cash Provided by Operating Activities	88,129	512,205

Cash Flows from Investing Activities:
Purchases of property and equipment	(357,909)	(1,900)
Cash received from disposal of property and equipment	81,251	443,054
Purchases of intangible assets	—	(26,893)
Net Cash Provided by (Used in) Investing Activities	(276,658)	414,261

Cash Flows from Financing Activities:
Borrowings from a financial institution, short-term	99,724	—
Borrowings from a financial institution, long-term	144,286	—
Borrowings from related parties and affiliates	—	387,152
Repayments to related parties and affiliates	(122,824)	—
Loan to related parties	(7,696)	—
Repayments of current borrowings from a financial institution	—	(91,389)
Principal payments of finance lease liabilities	(136,416)	(263,688)
Net Cash Provided by (Used in) Financing Activities	(22,926)	32,075

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(91,521)	(178,230)

Net increase (decrease) in cash, cash equivalents and restricted cash	(302,976)	780,311
Cash, cash equivalents and restricted cash, beginning of the period	1,610,090	1,185,221
Cash, cash equivalents and restricted cash, end of the period	1,307,144	1,965,532

Supplemental Cash Flow Information
Cash paid for interest expense	$2,758	$—
Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities	$—	$170,025
Recognition of right-of-use assets and lease liabilities, related parties	$351,067	$64,649

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	September 30,	September 30,
	2023	2022
Cash, cash equivalent, end of period	$1,305,199	$1,965,532
Restricted cash, end of period	1,915	—
Total cash, cash equivalent and restricted cash shown in the consolidated statements of cash flows, end of period	$1,307,114	$1,965,532

	September 30,	September 30,
	2023	2022
Cash, cash equivalent, beginning of period	$1,610,090	$1,185,221
Restricted cash, beginning of period	—	—
Total cash, cash equivalent and restricted cash shown in the consolidated statements of cash flows, beginning of period	$1,610,090	$1,185,221

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

(ii)online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha, Guangzhou, and other 24 cities in China as of the issuance date of these unaudited condensed consolidated financial statements.

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

As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB40.01 million (approximately $5.48 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of September 30, 2023, XXTX had nine wholly owned subsidiaries and two of them have operations.

The following diagram illustrates the Company’s corporate structure, including its subsidiaries and equity investee company, as of the issuance date of these unaudited condensed consolidated financial statements:

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of September 30, 2023 and March 31, 2023, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of September 30, 2023 and March 31, 2023, the paid-in capital of Jinkailong is zero.

As of September 30, 2023, the Company has outstanding balance due from Jinkailong amounted to $4,250,553, net of allowance for credit loss, of which, $2,144,893 is to be repaid over a period from October 2024 to December 2026, classified as due from a related party, net, non-current portion. As of March 31, 2023, the Company has outstanding balance due from Jinkailong amounted to $5,106,100, net of allowance for credit loss, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, classified as due from a related party, net, non-current portion (refer to Note 17).

As of September 30, 2023 and March 31, 2023, allowance for credit loss due from Jinkailong amounted to $2,058,868 and $1,481,036, respectively. During the three and six months ended September 30, 2023, the Company recorded allowance for credit loss against the balance due from Jinkailong of $553,323 and $680,396, respectively. During the three and six months ended September 30, 2022, the Company recorded allowance for credit loss against the balance due from Jinkailong of $350,867.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $1.6 million for the six months ended September 30, 2023; (2) accumulated deficit of approximately $39.1 million as of September 30, 2023; (3) the working capital deficit of approximately $0.3 million as of September 30, 2023; and (4) two purchase commitments of approximately $1.2 million for 120 automobiles. As of the issuance date of these unaudited condensed consolidated financial statements, the Company has entered into two purchase contracts with two automobile dealers to purchase a total of 150 automobiles in the amount of approximately $2.3 million, of which, 30 automobiles of approximately $0.5 million have been purchased in cash and delivered to the Company, and approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $1.2 million shall be remitted in installment to be completed before December 31, 2023.

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

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the issuance date of these unaudited condensed consolidated financial statements if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) changes in the demand for the Company’s services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in the Company’s relationships with key business partners, (vi) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Basis of presentation

The accompanying interim unaudited condensed consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim unaudited financial information as of September 30, 2023 and for the three and six months ended September 30, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on July 13, 2023.

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of September 30, 2023, its unaudited results of operations for the three and six months ended September 30, 2023 and 2022, and its unaudited cash flows for the six months ended September 30, 2023 and 2022, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)   Foreign currency translation

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	March 31,
	2023	2023
Balance sheet items, except for equity accounts – RMB: US$1:	7.2960	6.8676

	For the three months ended September 30,
	2023	2022
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.2445	6.8520

	For the six months ended September 30,
	2023	2022
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1287	6.7312

(c)   Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease classification and liabilities, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables, due from related parties and prepayments, estimates of impairment of long-lived assets and goodwill, valuation of deferred tax assets, valuation of derivative liabilities, allocation of fair value of derivative liabilities.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(d)   Fair values of financial instruments

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and March 31, 2023:

	Carrying Value as of	Fair Value Measurement as of
	September 30, 2023	September 30, 2023
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$137,943	$—	$—	$137,943

		Fair Value Measurement as of
	Carrying Value as of	March 31, 2023
	March 31, 2023	Level 1	Level 2	Level 3
Derivative liabilities	$501,782	$—	$—	$501,782

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2023 and for the year ended March 31, 2023:

			August	February
			2020	2021	May 2021
	2019 Registered Direct		Underwritten	Registered	Registered Direct		November 2021
	Offering		Public	Direct	Offering		Private Placement
	Series A	Placement	Offering	Offering	Investors	Placement	Investors	Placement
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
BALANCE as of March 31, 2022	$1,913	$10,525	$44,581	$65,543	$778,488	$58,387	$1,165,465	$90,302	$2,215,204
Derivative liabilities recognized at grant date	(1,912)	(10,520)	(36,131)	(54,052)	(616,527)	(46,240)	(879,170)	(67,337)	(1,711,889)
Change in fair value of derivative liabilities	—	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE as of March 31, 2023	1	5	8,450	11,491	161,961	12,147	284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(6,803)	(9,280)	(122,907)	(9,218)	(199,781)	(15,844)	(363,833)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of September 30, 2023 (unaudited)	$—	$—	$1,647	$2,211	$39,054	$2,929	$84,981	$7,121	$137,943

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of September 30, 2023 and March 31, 2023.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of September 30, 2023
	August 4,
	2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	9/30/2023	9/30/2023	9/30/2023	9/30/2023	9/30/2023	9/30/2023	9/30/2023
Exercise price	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50
Expected term (years)	1.85	2.37	2.37	2.62	2.62	3.12	3.12
Risk-free interest rate	5.09%	4.94%	4.94%	4.89%	4.89%	4.78%	4.78%
Expected volatility	117%	117%	117%	117%	117%	117%	117%

	As of March 31, 2023
	June 20,		August 4,	February 10,		May 13,		November 10,
	2019		2020	2021		2021		2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023
Exercise price	$5.00	$5.00	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	0.22	0.22	2.35	2.87	2.87	3.12	3.12	3.62	3.62
Risk-free interest rate	1.02%	1.02%	4.02%	3.95%	4.43%	3.80%	3.80%	3.74%	3.74%
Expected volatility	120%	120%	120%	120%	120%	120%	120%	120%	120%

*Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of September 30, 2023 and March 31, 2023, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities and borrowings from a financial institution were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of September 30, 2023 and March 31, 2023.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(e)   Cash and cash equivalents

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

(f)   Restricted cash

Restricted cash consists of fund held in the bank accounts of Corenel was frozen by a court order with a prior business partner whom Corenel had cooperation with. The restricted cash of Corenel was RMB13,867 (approximately $1,915) as of September 30, 2023.

(g)   Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2023 and March 31, 2023, the Company did not record allowance for credit losses, against accounts receivable.

(h)   Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and March 31, 2023, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of September 30, 2023 and March 31, 2023, finance lease receivables consisted of the following:

	September 30,	March 31,
	2023	2023
	(unaudited)
Minimum lease payments receivable	$247,527	$297,960
Less: Unearned interest	(67,324)	(80,713)
Financing lease receivables	$180,203	$217,247
Finance lease receivables, current portion	$104,989	$146,114
Finance lease receivables, non-current portion	$75,214	$71,133

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2023 are as follows:

Minimum future
payments receivable
Twelve months ending September 30, 2024	$132,636
Twelve months ending September 30, 2025	89,760
Twelve months ending September 30, 2026	25,131
Total	$247,527

(i)   Property and equipment, net

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2023 and 2022, the Company did not recognize impairment for property and equipment.

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

As of September 30, 2023, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into approximately 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(k)  Derivative liabilities

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

(l)  Revenue recognition

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

As of September 30, 2023, the Company had outstanding contracts for automobile transaction and related services amounting to $4,163, which is expected to be completed within twelve months after September 30, 2023.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
Operating lease revenues from automobile rentals	$1,020,993	$937,234	$2,077,387	$1,789,749
- Financing revenues	11,340	11,295	24,940	22,359
- Service fees from automobile management and guarantee services	6,598	9,638	13,190	22,744
- Revenues from sales of automobiles	3,778	157,007	8,822	226,705
- Service fees from NEVs leasing	4,626	102,176	24,897	242,673
- Service fees from automobile purchase services	—	6,794	12,232	21,582
- Other service fees	135,803	44,355	210,778	96,963
Total revenues from Automobile Transaction and Related Services	1,183,138	1,268,499	2,372,246	2,422,775
Online Ride-hailing Platform Services	643,813	972,703	1,549,419	2,160,223
Total Revenues	$1,826,951	$2,241,202	$3,921,665	$4,582,998

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing revenues - Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Service fees from automobile management and guarantee services – Over 95% of the Company’s customers are online ride-hailing drivers. Some of the drivers sign affiliation agreements with the Company, pursuant to which the Company provides them with management and guarantee services during the affiliation period. Service fees for management and guarantee services are paid by such automobile purchasers on a monthly basis for the management and guarantee services provided during the affiliation period. The Company recognizes revenue over the affiliation period when performance obligations are completed.

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

Service fees from NEVs leasing and automobile purchase services - Services fees from NEVs leasing and automobile purchase services are paid by some lessees who rent new energy electric vehicles from the Company or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while the fees for purchase is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue when all the services are completed and an automobile is delivered to the lessee or purchaser at a point in time. Accounts receivable related to the revenue from NEVs leasing and automobile purchase services is collected upon the NEVs are delivered to lessees or purchaser.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2023, the Company’s pricing interest rate was 6.0% per annum.

(m)  Significant risks and uncertainties

1)    Credit risk

a.    Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2023 and March 31, 2023, approximately $24,000 and $79,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of September 30, 2023 and March 31, 2023, approximately $1,140,000 and $1,190,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $69,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of September 30, 2023 and March 31, 2023, the Company did not record allowance for credit losses against accounts receivable.

2)    Foreign currency risk

As of September 30, 2023 and March 31, 2023, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $24,000 and $79,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 6.87 RMB into US$1.00 on March 31, 2023 to 7.30 RMB into US$1.00 on September 30, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(n)   Recent accounting pronouncements not yet adopted

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

(o)   Recently adopted accounting pronouncements

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

Although the Company has automobile financing business, the Company reserves the allowance for doubtful account such as accounts receivable balance based on historical collection rate, current economic environment, and credit worthy of specific customers, along with individual assessment on specific accounts. As these approvals are aligned with the CECL model, the Company does not believe the adoption of CECL model have material impact on Company’s unaudited condensed consolidated financial statements and related disclosures. Further, The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial position, statements of operations and cash flows of the Company.

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of December 31, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three and six months ended September 30, 2023.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in unaudited condensed consolidated balance sheet as of September 30, 2023 and consolidated balance sheets as of March 31, 2023.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$459,186	$487,829

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

As of September 30, 2023 and March 31, 2023, accounts receivable were comprised of the following:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$18,306	$76,106
Receivables of online ride hailing fees from online ride-hailing drivers	35,782	51,290
Receivables of operating lease	28,200	31,039
Less: Allowance for credit losses	—	—
Accounts receivable	$82,288	$158,435

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for credit losses for the six months ended September 30, 2023 and for the year ended March 31, 2023 are as follows:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Beginning balance	$—	$112,905
Addition	—	3,394
Write off	—	(107,868)
Translation adjustment	—	(8,431)
Ending balance	$—	$—

6.     INVENTORIES

	September 30,	March 31,
	2023	2023
	(Unaudited)
Automobiles (i)	$—	$6,678
(i)	As of March 31, 2023, the Company owned an automobile with a total value of $6,678, net of impairment, for sale or sales-type leases.

For the three and six months ended September 30, 2022, the Company recognized impairments of $0 and $3,085, respectively for certain automobiles for sale.

7.     PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS, NET

As of September 30, 2023 and March 31, 2023, the prepayments, other receivables and other assets, net were comprised of the following:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Deposits (i)	$766,111	$679,794
Prepaid expenses (ii)	378,745	334,297
Receivables from aggregation platforms (iii)	271,595	271,791
Value added tax (“VAT”) recoverable (iv)	35,393	86,051
Due from automobile purchasers, net (v)	10,001	45,489
Employee advances	7,241	11,482
Others	22,505	9,339
Total prepayments, other receivables and other assets, net	$1,491,591	$1,438,243
(i)	Deposits

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(v)Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of September 30, 2023 and March 31, 2023, the Company did not record allowance for credit losses against receivables due from automobile purchasers.

During the three and six months ended September 30, 2023, the Company did not record nor recover allowance against the balance from automobile purchasers. During the three and six months ended September 30, 2022, the Company recovered allowances against the balance due from automobile purchasers of $0 and $6,431, respectively.

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Leasehold improvements	$172,458	$183,216
Computer equipment	35,268	37,932
Office equipment, fixtures and furniture	73,771	78,372
Automobiles	4,590,503	4,679,927
Subtotal	4,872,000	4,979,447
Less: accumulated depreciation and amortization	(1,926,770)	(1,635,990)
Total property and equipment, net	$2,945,230	$3,343,457

Depreciation expense for the three and six months ended September 30, 2023 were amounted to $223,595 and $458,567, respectively.

Depreciation expense for the three and six months ended September 30, 2022 were amounted to $317,935 and $606,482, respectively.

9.   INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Software	$790,834	$793,381
Online ride-hailing platform operating licenses	415,631	441,557
Subtotal	1,206,465	1,234,938
Less: accumulated amortization	(532,956)	(460,614)
Total intangible assets, net	$673,509	$774,324

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three and six months ended September 30, 2023 were amounted to $52,484 and $87,321, respectively. Amortization expense for the three and six months ended September 30, 2022 were amounted to $48,008 and $93,724, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization
expenses
Twelve months ending September 30, 2024	$179,607
Twelve months ending September 30, 2025	134,048
Twelve months ending September 30, 2026	89,638
Twelve months ending September 30, 2027	77,593
Twelve months ending September 30, 2028	77,364
Thereafter	115,259
Total	$673,509

10.     OTHER NON-CURRENT ASSETS

	September 30,	March 31,
	2023	2023
	(Unaudited)
Prepayments of automobiles purchased (i)	$633,224	$716,407
(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,301,261. As of September 30, 2023, the Company has made prepayments of $633,224 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by December 31, 2023.

11.   BORROWINGS FROM A FINANCIAL INSTITUTION

		Interest	September 30,	March 31,
Bank name	Maturity date	rate	2023	2023
WeBank*	09/11/2025	12.24%	$246,710	—
SDIC Taikang Trust Co. Ltd	Fully Repaid on August 31, 2023	13.04%	—	$8,813
Total			$246,710	$8,813
Borrowing from a financial institution, current			$105,733	$8,813
Borrowing from a financial institution, non-current			$140,977	$—
*

On September 11, 2023, the Company entered into a loan agreement (the “Loan Agreement”) with WeBank for a total amount of approximately $246,710. Pursuant to the Loan Agreement, the borrowing bears an interest rate of 12.24% per annum with monthly repayments consist of principal and interest for two years. As of September 30, 2023, the current portion of the loan principal balance to be repaid within the next twelve months was amounted to $105,733, while the noncurrent portion of the loan principal to be repaid after September 30, 2024 was amounted to $140,977.

The total interest expense for the three and six months ended September 30, 2023 was $2,233 and $2,758, respectively. The interest expense for the three and six months ended September 30, 2022 was zero.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	March 31,
	2023	2023
	(Unaudited)
Accrued payroll and welfare	$1,669,082	$1,636,092
Payables to drivers from aggregation platforms (i)	1,221,391	1,103,892
Deposits (ii)	868,168	730,002
Accrued expenses	346,145	226,721
Payables for expenditures on automobile transaction and related services (iii)	26,525	31,719
Other taxes payable	85,023	83,432
Loan repayments received on behalf of financial institutions	7,139	16,130
Other payables	60,051	37,348
Total accrued expenses and other liabilities	4,283,524	3,865,336
Total accrued expenses and other liabilities – discontinued operations	(459,186)	(487,829)
Total accrued expenses and other liabilities – continuing operations	$3,824,338	$3,377,507
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

The contributions made by the Company were $76,692 and $151,535 for the three and six months ended September 30, 2023, respectively, from operations of the Company. The contributions made by the Company were $104,577 and $230,641 for the three and six months ended September 30, 2022, respectively, for the Company’s operations.

As of September 30, 2023 and March 31, 2023, the Company did not make adequate employee benefit contributions in the amount of $1,065,299 and $1,086,526, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.   EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of September 30, 2023, the remaining 3,794 warrants of the Company’s initial public offering has been forfeited due to expiration.

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

2019 Registered Direct Offering Warrants

As of March 31, 2023, there were 16,841 2019 registered direct offering warrants outstanding with fair value of $6. During the six months ended September 30, 2023, the Company has forfeited the remaining 16,841 2019 registered direct offering warrants as it expired. During the three and six months ended September 30, 2022, the change of fair value was a gain of $922 and $11,696 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively.

August 2020 Underwriters’ Warrants

As of September 30, 2023 and March 31, 2023, there were 31,808 underwriters’ warrants outstanding. During the three and six months ended September 30, 2023, the change of fair value was a gain of $1,122 and $6,803 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2023, respectively.  During the three and six months ended September 30, 2022, the change of fair value was a gain of $2,218 and $33,346 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of September 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $1,647 and $8,450, respectively.

February 2021 Registered Direct Offering Warrants

As of September 30, 2023 and March 31, 2023, there were 53,262 February 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2023, the change of fair value was a gain of $1,496 and $9,280 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2023, respectively. During the three and six months ended September 30, 2022, the change of fair value was a gain of $3,138 and $49,629 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of September 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $2,211 and $11,491, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2021 Registered Direct Offering Warrants

As of September 30, 2023, there were 594,682 May 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2023, the change of fair value was a gain of $21,792 and $132,125 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2023. During the three and six months ended September 30, 2022, the change of fair value was a gain of $53,971 and $629,066 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022.  As of September 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $41,983 and $174,108, respectively.

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

As of September 30, 2023 and March 31, 2023, there were 5,365,911 for November 2021 Private Placement Warrants outstanding. During the three and six months ended September 30, 2023, the change of fair value was a gain of $35,256 and $215,625 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2022, the change of fair value was a loss of $77,666 and a gain of $887,356 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above-mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of September 30, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $92,102 and $307,727, respectively

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2022	6,091,298	6,091,298	$2.28	4.32
Exercised	(25,000)	(25,000)	—	—
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, September 30, 2023 (unaudited)	6,045,663	6,045,663	$2.25	3.06

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the six months ended September 30, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the issuance date of these unaudited condensed consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2023 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of September 30, 2023, the Company has granted an aggregate of 30,379 RSUs and issued an aggregate of 26,447 shares under the Equity Incentive Plan and 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of September 30, 2023 and March 31, 2023, there were 991 and 1,641 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 and $269,386, recorded as mezzanine equity. As of September 30, 2023, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.   INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the six months ended September 30, 2023 and 2022, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the six months ended September 30, 2023 and 2022 amounted to approximately $0.6 million and $0.8 million respectively. As of September 30, 2023 and March 31, 2023, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.8 million and $7.1 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of September 30, 2023 and March 31, 2023, valuation allowances for deferred tax assets related to net operating loss carry forward for U.S. income taxes were approximately $1.6 million and $1.5 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Yicheng, Corenel, Jiekai and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%. During the three and six months ended September 30, 2023 and 2022, no income taxes was recorded in those PRC companies.

As of September 30, 2023 and March 31, 2023, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $11.2 million and $9.6 million, respectively, which will expire starting from 2025 and ending in 2027. In addition, allowance for credit losses must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,585,096 and $2,403,785 related to its continuing operations in the PRC as of September 30, 2023 and March 31, 2023, respectively and provided 100% allowance on all deferred tax assets on allowance for doubtful account of $378,959 and $402,599 related to its continuing operations in the PRC as of September 30, 2023 and March 31, 2023, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,585,096	$2,403,785
Net operating loss carryforwards in the U.S.	1,633,296	1,499,607
Allowance for credit losses	378,959	402,599
Less: valuation allowance	(4,597,351)	(4,305,991)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$40,409	$42,930
Deferred tax liabilities, net	$40,409	$42,930

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023 and March 31, 2023, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $1.8 million and $1.9 million, respectively which will start to expire from 2024 to 2027. Meanwhile, net operating loss carry forward as of September 30, 2023 in the PRC from discontinued operations was reduced due to certain adjustments by PRC tax authorities. In addition, allowance for credit losses must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of September 30, 2023 and March 31, 2023, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2023	March 31, 2023
	(Unaudited)
Net operating loss carry forwards in the PRC	$451,229	$479,377
Less: valuation allowance	(451,229)	(479,377)
Total	$—	$—

16.   CONCENTRATION

Major Suppliers

For the three months ended September 30, 2023, four suppliers accounted for approximately 19.2%, 12.8%, 13.3%, and 11.1% of the total costs of revenue from operations of the Company. For the six months ended September 30, 2023, four suppliers accounted for approximately 21.5%, 13.2%, 13.1%, and 12.4% of the total cost of revenues.

For the three months ended September 30, 2022, two suppliers accounted for approximately 20.2% and 10.4% of the total costs of revenue. For the six months ended September 30, 2022, two suppliers accounted for approximately 21.1% and 12.3% of the total cost of revenues.

17.   RELATED PARTY TRANSACTIONS AND BALANCES

1.     Related Party Balances

1)    Accounts receivable, a related party

As of September 30, 2023 and March 31, 2023, accounts receivable from a related party amounted to $8,018 and $6,312, respectively, represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2)    Prepayments to a related party

As of September 30, 2023 and March 31, 2023, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $146,409 and $0, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3)    Due from related parties

As of September 30, 2023 and March 31, 2023, balances due from related parties from the Company’s operations were comprised of the following:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Total due from related parties	$6,327,062	$6,610,156
Less: Allowance for credit losses	(2,058,868)	(1,481,036)
Due from related parties, net	$4,268,194	$5,129,120
Due from related parties, net, current portion	$2,123,301	$1,488,914
Due from a related party, net, non-current portion	$2,144,893	$3,640,206

As of September 30, 2023, balances due from Jinkailong, the Company’s equity investee company of $4,250,553, net of allowance for credit losses, of which, $2,144,893 is to be repaid over a period from October 2024 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $3,772,437 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $478,116 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

As of March 31, 2023, balances due from Jinkailong of $5,106,100, represented balance due from Jinkailong as result of Jinkailong’s deconsolidation on March 31, 2022, of which, $3,640,206 is to be repaid over a period from April 2023 to December 2026, which was classified as due from a related party, non-current.

Movement of allowance for credit losses due from Jinkailong for September 30, 2023 and March 31, 2023 are as follows:

	September 30,	March 31,
	2023	2023
	(Unaudited)
Beginning balance	$1,481,036	$—
Addition	680,396	1,484,495
Translation adjustment	(102,564)	(3,459)
Ending balance	$2,058,868	$1,481,036

As of September 30, 2023 and March 31, 2023, balance due from Youlu, the Company’s former VIE as result of Youlu’s deconsolidation in March 2022 were amounted to $17,641 and $23,020, respectively.

4)    Due to a related party

	September 30,	March 31,
	2023	2023
	(Unaudited)
Loan payable to a related party (i)	$1,510	$8,667
(i)	As of September 30, 2023 and March 31, 2023, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $1,510 and $8,667 are unsecured, interest free and due on demand, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5)    Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	September 30,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$287,660	$—
Lease II (ii)	68,976	92,916
Total Operating lease right-of-use assets - related parties	$356,636	$92,916

	September 30,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$242,392	$82,069
Lease II (ii)	51,094	61,393
Total Operating lease liabilities, current - related parties	$293,486	$143,462

	September 30,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$175,949	$—
Lease II (ii)	20,172	42,247
Total Operating lease liabilities, non-current - related parties	$196,121	$42,247
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

2.     Related Party Transactions

For the three and six months ended September 30, 2023, the Company incurred $29,956 and $60,283, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements. For the three and six months ended September 30, 2022, the Company incurred $47,023 and $108,509, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the three and six months ended September 30, 2023, the Company incurred $10,481 and $20,618, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager. For the three and six months ended September 30, 2022, the Company incurred $20,327 and $34,870, respectively, in rental expenses to this related party.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three and six months ended September 30, 2023, the company incurred promotion fee of $0 and $11,434 payable to Jinkailong. During the three and six months ended September 30, 2022, the company incurred promotion fee of $24,026 and $68,209 from Jinkailong, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended September 30, 2023, Corenel leased automobiles to Jinkailong and generated revenue of $8,399 and $22,147, while Jiekai leased automobiles from Jinkailong and had a rental cost of $182,165 and $392,344 respectively.

During the three and six months ended September 30, 2022, Corenel leased automobiles to Jinkailong and generated revenues of $77,113 and $292,573, and Jiekai leased automobiles from Jinkailong and had a rental cost of $102,160 and $148,502, respectively.

18.   LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (r), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the six months ended September 30, 2023.

Lessee

As of September 30, 2023 and March 31, 2023, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using effective interest rate of 4.0% to 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of September 30, 2023, the weighted-average remaining operating and finance lease term of its existing leases is approximately 2.45 and 2.03 years, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Six Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	Classification	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$544,982	$521,632	$1,060,856	$1,057,955
Lease expenses	Selling, general and administrative	60,486	107,434	125,772	225,260
Finance lease cost
Amortization of leased asset	Cost of revenue	58,991	58,630	120,659	129,053
Amortization of leased asset	General and administrative	—	82,245	282	134,635
Interest on lease liabilities	Interest expenses on finance leases	7,594	1,153	16,316	8,301
Total lease expenses		$672,053	$771,094	$1,323,885	$1,555,204

Operating lease costs for automobiles totaled $544,982 and $521,632 for the three months ended September 30, 2023 and 2022, respectively. Operating lease cost for automobiles totaled $1,060,856 and $1,057,955 for the six months ended September 30, 2023 and 2022, respectively.

Operating lease expenses for offices and showroom leases totaled $60,486 and $107,434 for the three months ended September 30, 2023 and 2022, respectively, of which $45,509 and $58,515 were amortization of leased asset for operating leases for the three months ended September 30, 2023 and 2022, respectively. Operating lease expense for office and showroom leases totaled $125,772 and $225,260 for the six months ended September 30, 2023 and 2022 respectively, of which $93,179 and $154,148 were amortization of leased asset for operating leases for the six months ended September 30, 2023 and 2022, respectively

Interest expenses on finance leases totaled $7,594 and $16,316 for the three and six months ended September 30, 2023, respectively. Interest expenses on finance leases totaled $1,153 and $8,301 for the three and six months ended September 30, 2022, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending September 30, 2024	$333,926	$255,360	$589,286
Twelve months ending September 30, 2025	188,616	254,934	443,550
Twelve months ending September 30, 2026	83,943	—	83,943
Total lease payments	606,485	510,294	1,116,779
Less: discount	(24,269)	(29,757)	(54,026)
Present value of lease liabilities	$582,216	$480,537	$1,062,753

*As of September 30, 2023, the outstanding balance of operating lease payments due to related parties was $489,607.

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

Purchase commitments

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the issuance date of these unaudited condensed consolidated financial statements, the Company has remitted approximately $0.6 million as purchase prepayments, and expects to fulfill the purchase commitment before December 31, 2023.

On March 28, 2023, the Company entered into a purchase contract with an automobile dealer to purchase a total of 50 automobiles for the amount of approximately $0.8 million. As of the issuance date of these unaudited condensed consolidated financial statements, 30 automobiles of approximately $0.5 million have been purchased in cash and delivered to the Company, and the Company expects to fulfill the purchase commitment before December 31, 2023.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivable and additional allowance for credit losses. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the six months ended September 30, 2023 and 2022, the Company recognized an estimated provision loss of approximately $501 and $7,418 respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from operations. As of September 30, 2023, there was no contingent liabilities Hunan Ruixi had for the automobile purchasers.

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $480,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

As of September 30, 2023, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $3.1 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $1.5 million as of September 30, 2023, based on the market price and the useful life of such collateral, which represents approximately 48% of the maximum contingent liabilities. Meanwhile, approximately $2.1 million, including interests of approximately $187,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

Besides, as of September 30, 2023, due to Jinkailong has undertaken the joint and several liability guarantee for all loans of Langyue Automobile Service Co., Ltd. from Chengdu Industrial Impawn Co., Ltd (“Impawn”) for certain historical business, Jinkailong may be required to pay all the outstanding balance of approximately $821,000 to Impawn in the future.

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

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and six months ended September 30, 2023 and 2022:

	For the three months ended September 30, 2023
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	1,183,138	643,813	—	1,826,951
Interest income	118	34	6	158
Depreciation and amortization	345,583	15,359	19,637	380,579
Loss from operations	(847,276)	(124,296)	(310,373)	(1,281,945)
Loss before income taxes	(817,080)	(139,665)	(250,707)	(1,207,452)
Net loss	(817,080)	(139,665)	(250,707)	(1,207,452)
Capital expenditure	—	—	—	—

	For the six months ended September 30, 2023
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$2,372,246	$1,549,419	$—	$3,921,665
Interest income	$267	$61	$9	$337
Depreciation and amortization	$689,715	$29,628	$40,665	$760,008
Loss from operations	$(1,182,242)	$(196,928)	$(691,197)	$(2,070,367)
Loss before income taxes	$(1,083,272)	$(218,169)	$(327,358)	$(1,628,799)
Net loss	$(1,083,272)	$(218,169)	$(327,358)	$(1,628,799)
Capital expenditure	$357,909	$—	$—	$357,909

	For the three months ended September 30, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$1,268,499	$972,703	$—	$2,241,202
Interest income	$332	$51	$15	$398
Depreciation and amortization	$507,122	$18,987	$39,224	$565,333
Loss from operations	$(866,265)	$(371,293)	$(347,648)	$(1,585,206)
Loss before income taxes	$(189,360)	$(625,379)	$(365,065)	$(1,179,804)
Net loss	$(189,360)	$(625,379)	$(365,065)	$(1,179,804)
Capital Expenditure	$493	$26,893	$—	$27,386

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended September 30, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$2,422,775	$2,160,223	$—	$4,582,998
Interest income	$825	$104	$44	$973
Depreciation and amortization	$1,040,916	$35,466	$41,660	$1,118,042
Loss from operations	$(1,158,053)	$(888,645)	$(979,103)	$(3,025,801)
Income (loss) before income taxes	$(242,608)	$(1,325,266)	$631,990	$(935,884)
Net income (loss)	$(242,608)	$(1,325,266)	$631,990	$(935,884)
Capital expenditure	$1,900	$26,893	$—	$28,793

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of September 30, 2023, the Company’s total assets were comprised of $10,856,726 for automobile transaction and related services, $899,967 for online ride-hailing platform services and $901,972 for unallocated.

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

21.   SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2023 up through the date the Company filed these unaudited condensed consolidated financial statements. No other events require adjustment to or disclosure in the unaudited condensed consolidated financial statements other than the following:

Lawsuit

On October 12, 2023, Chengdu Green Sichuan Automobile Service Co., Ltd. (the “Plaintiff”) filed a lawsuit against Corenel, Senmiao Consulting and Jinkailong, collectively known as the “Defendants,” in Chengdu Wuhou District Court for breaching the automobile lease contracts signed in February 2021 and December 2021. The Plaintiff requests that the Defendants be held responsible for a total amount of $380,582, which consists of overdue lease payments, early lease return penalties, and the cost of vehicle damage upon return. As of September 30, 2023, the Company has assumed full responsibility for remitting the lease payments, netting off the deposits, which amounted to approximately RMB860,000 ($118,000). On November 3, 2023, the Plaintiff and Defendants signed a settlement agreement, pursuant to which, Defendants shall pay Plaintiff approximately $76,000, netting off the deposits which Corenel and Jinkailong paid to the Plaintiff, as the final settlement by three installments before December 31, 2023. On the other hand, since Jinkailong was the ultimate lessee of the automobile lease from the Plaintiff, the Company and Jinkailong are in agreement that Jinkailong would be responsible for the early lease return penalty and damage cost of the returned vehicle. As of the issuance date of these unaudited condensed consolidated financial statements, Jinkailong has remitted the first installment, which amounted to approximately RMB 200,000 ($27,412) to the Plaintiff.

Common stock issued for consulting services

In October 2023, the Company entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which the Company engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. As compensation for the services, the Company agreed to issue the Consultants an aggregate of 1,500,000 shares of its common stock, par value $0.0001, payable within ten working days from the signing of those Consulting Agreements. On November 7, 2023, the issuance of 1,500,000 shares of the Company’s common stock has been completed.

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Yicheng Financial Leasing Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and equity investee company, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha, Guangzhou, and other 24 cities in China. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of September 30, 2023, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $23.5 million, sold an aggregate of 1,468 automobiles with a total value of approximately $14.1 million and delivered approximately 3,210 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 148 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Number of	Revenue	Number of	Revenue	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)
Auto Operating Leasing	968	$1,021,000	1,041	$937,000	1,292	2,077,000	1,437	$1,790,000
Auto Sales	1	$4,000	28	$157,000	2	9,000	41	$227,000
Auto Financing	148	$11,000	139	$11,000	148	25,000	139	$22,000
Other Services	>550	$147,000	>540	$163,000	>570	261,000	>820	$384,000

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our consolidated statements of operations and comprehensive loss since then. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong’s business operations in Changsha and Chengdu. During the three months ended September 30, 2023, our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 86.3%, 0.3%, 1.0% and 12.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 73.9%, 12.4%, 0.9% and 12.8% for the three months ended September 30, 2022, respectively. During the six months ended September 30, 2023, our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 87.6%, 0.4%, 1.1% and 11.0% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 73.4%, 9.4%, 0.9% and 15.8% for the six months ended September 30, 2022, respectively.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the filing date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB40.01 million (approximately $5.48 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 27 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, our collaboration model with Meituan has been changed from the one same as Gaode, to the one focusing on automobile operating lease and drivers’ management services since August 2021. During the six months ended September 30, 2023, our subsidiary, Jiekai, and equity investee company and former VIE, Jinkailong, cooperated with other online ride-hailing platforms (“Partner Platforms”), such as Chengdu Anma Zhixing Technology Co., Ltd. and Sichuan Peitu Kuaixing Technology Co., Ltd., whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us and Jinkailong. Jiekai and Jinkailong earned rental income from drivers and earned commissions from Partner Platforms.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. As of the filing date of this Report, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha, Guangzhou and other 24 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers.

During the six months ended September 30, 2023, approximately 2.9 million rides with gross fare of approximately $9 million were completed through Xixingtianxia and an average of approximately 5,500 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the three months ended September 30, 2023, we earned online ride-hailing platform service fees of approximately $1.5 million, after netting off approximately $0.2 million incentives paid to Active Drivers.

During the six months ended September 30, 2022, approximately 3.4 million rides with gross fare of approximately $11.4 million were completed through Xixingtianxia and an average of over 4,900 Active Drivers each month. During the six months ended September

30, 2022, we earned online ride-hailing platform service fees of approximately $2.2 million, netting off approximately $0.3 million incentives paid to Active Drivers.

We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to increase the number of our Active Drivers by expanding our platform to more cities during the next five years as well as marketing our platform to our existing and prospective automobile lessees. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform. An effective cross-selling strategies between our automobile leasing business and Online Ride-hailing Platform Services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of September 30, 2023, we had 6 and 56 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu and the adverse impact from COVID-19 pandemic across mainland China, a significant number of online ride-hailing drivers exited the ride-hailing business and rendered their automobiles to us for sublease or sales in order to generate income/proceeds to cover their payments owed to the financial institutions and us. The demand for short-term car rentals increased accordingly, which remained stable during the three months ended September 30, 2023. To meet the demand of business expansion in Chengdu, and Changsha, we also purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2023, we had one parking lot, an exhibition hall and 5 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 12 employees in Chengdu, for parking and management of automobiles for operating lease. During the three months ended September 30, 2023 and 2022, the average utilization of the automobiles for operating lease was approximately 72.6% and 76.8%, respectively. During the six months ended September 30, 2023 and 2022, the average utilization of the automobiles for operating lease was approximately 76.1% and 74.9%, respectively.

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

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of September 30, 2023, we had accounts receivable of approximately $18,000 and advanced payments of approximately $10,000 due from the historical automobile purchasers which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the six months ended September 30, 2023, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of September 30, 2023, we had accounts receivable of online ride-hailing service fees of approximately $36,000 in total.

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

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the six months ended September 30, 2023. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

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

As of September 30, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record allowance for credit losses against receivables from those purchasers. As of September 30, 2023, we recognized an accumulated allowance for credit losses against receivables of $356,690 from these purchasers served by Hunan Ruixi. For the three and six months ended September 30, 2023, we recognized approximately$0 and $500 respectively, expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the three and six months ended September 30, 2023, we sub-leased approximately 18 and 19 respectively, rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2023, the total value of non-collateralized automobiles was approximately $246,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual Impact of Coronavirus (COVID-19) in China on Our Business

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of September 30, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for credit losses of $356,690 for them. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the six months ended September 30, 2023, the number of newly rendered automobiles decreased to 0 as compared with 7 during the six months ended September 30, 2022. Meanwhile, over 1,200 online ride-hailing drivers rendered their automobiles to Jinkailong as of September 30, 2023. On the other hand, the number of the completed orders through our online ride-hailing platform had significant decrease in December 2022 due to the infection peak after China lifted the prevention and control of COVID-19.

Our cash flow had been adversely impacted by local resurgences of COVID-19 in Chengdu, Changsha and Guangzhou while the COVID-19 measures in China kept applying the current control and prevention measures especially from September to November 2022, which had negative impact on the online ride-hailing market accordingly due to travel restriction.

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

Ability to Manage and Grow Ride-Hailing Business

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 52th Statistical report on Internet Development in China published in August 2023 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 472 million by the end of June 2023, and took approximately 43.8% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of September 30, 2023, approximately 330 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 793 million in September 2023 in China. Meanwhile, approximately 2.64 million online booking taxi transportation certificates and approximately 6.19 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

However, approximately 16% of our ride-hailing drivers have not obtained the driver’s license for online ride-hailing services as of September 30, 2023 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $685 to $4,112) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three and six months ended September 30, 2023, we have been fined by approximately $7,000 and $26,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $1,000 and $16,000 respectively, was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the Three months ended September 30, 2023 Compared to the Three months ended September 30, 2022

	For the Three Months Ended
	September 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Revenues	$1,826,951	$2,241,202	$(414,251)
Cost of revenues	(1,452,840)	(1,932,384)	479,544
Gross profit	374,111	308,818	65,293
Operating expenses
Selling, general and administrative expenses	(1,102,733)	(1,527,731)	424,998
Allowance for credit losses	(553,323)	(366,293)	(187,030)
Total operating expenses	(1,656,056)	(1,894,024)	237,968
Loss from operations	(1,281,945)	(1,585,206)	303,261
Other income, net	24,654	423,972	(399,318)
Interest expense	(2,233)	—	(2,233)
Interest expense on finance leases	(7,594)	(1,153)	(6,441)
Change in fair value of derivative liabilities	59,666	(17,417)	77,083
Loss before income taxes	(1,207,452)	(1,179,804)	(27,648)
Income tax expenses	—	—	—
Net loss	$(1,207,452)	$(1,179,804)	$(27,648)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from online ride-hailing platform services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended September 30, 2023 decreased by $414,251, or approximately 18%, as compared with three months ended September 30, 2022. The decrease was mainly due to the decrease of revenues from online ride-hailing platform services due to the decrease in orders caused by the market competition, and partly offset by the increase of operating lease revenues from automobile rentals as a result of the expansion and our continuous “efficiency - improving” strategy of this business.

As we have focused on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our online ride-hailing platform services and automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,183,138	$1,268,499
- Operating lease revenues from automobile rentals	1,020,993	937,234
- Financing revenues	11,340	11,295
- Service fees from management and guarantee services	6,598	9,638
- Service fees from NEVs leasing	4,626	102,176
- Revenues from sales of automobiles	3,778	157,007
- Service fees from automobile purchase services	—	6,794
- Other service fees	135,803	44,355

Revenue from online ride-hailing platform services	643,813	972,703

Total Revenue	$1,826,951	$2,241,202

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, financing revenues, service fees from automobile management and guarantee services, service fees from NEVs leasing, service fees from automobile purchase services and other services fees, which accounted for approximately 86.3%, 1.0%, 0.6%, 0.4%, and 11.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2023. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from automobile management and guarantee services, service fees from NEVs leasing, sales revenue of automobiles, service fees from automobile purchase services and other services fees, which accounted for approximately 73.9%, 0.9%, 0.8%, 8.1%, 12.4%, 0.5% and 3.4%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2022.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $83,759 during the three months ended September 30, 2023 was mainly due to the increased average monthly rental income of the automobiles for operating lease. We leased over 960 automobiles with an average monthly rental income of approximately $491 per automobile, resulting in a rental income of $1,020,993, including rental income of $8,399 from Jinkailong, for the three months ended September 30, 2023. While we leased over 1,000 automobiles with an average monthly rental income of approximately $380 per automobile, resulting in a rental income of $937,234, including rental income of $77,113 from Jinkailong, for the three months ended September 30, 2022.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $11,340 from an average monthly number of 33 automobiles and $11,295 from an average monthly number of 49 automobiles during the three months ended September 30, 2023 and 2022, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the three months ended September 30, 2023.

Service fees from automobile purchase services and Service fees from automobile management and guarantee services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had no revenue from automobiles purchase transaction during the three months ended September 30, 2023 while we had revenue from 3 automobile purchase services during the three months ended September 30, 2022. As a result, the related service fees generated decreased $6,794 from the three months ended September 30, 2022 to the three months ended September 30, 2023.

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $3,040 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 20 and 130 automobiles during the three months ended September 30, 2023 and 2022, respectively.

Service fees from NEVs leasing

We generated revenues of $4,626 and $102,176 from leasing NEVs by charging leases service fees during the three months ended September 30, 2023 and 2022, respectively. The amount of services fees for NEVs leasing is based on its product solutions. The decrease of $97,550 was mainly due to that we adjusted our product solutions during the three months ended September 30, 2023, and more customers chose the solutions with no services fees for NEVs leasing.

Sales of automobiles

We sold one used-automobile with income of $3,778 during the three months ended September 30, 2023. Meanwhile, we sold 28 used-automobiles with income of $157,007 during the three months ended September 30, 2022.

Other service fees

We generate other revenues such as monthly services commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 48.8%, and 51.2% of revenues from other service fees during the three months ended September 30, 2023, respectively. The commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 63.7%, and 36.3% of revenues from other service fees during the three months ended September 30, 2022, respectively. The increase of $91,448 was due to the increase of commissions from Partner Platforms, which was a result of the increase in operating lease revenues from automobile rentals in Changsha.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended September 30, 2023, approximately 1.2 million rides with gross fare of approximately $3.8 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $643,813, after netting off approximately $0.2 million incentives paid to Active Drivers. The decrease was mainly due to fewer completed orders as a result of increased competition and compliance checks conducted by our platform partner Gaode in Guangzhou, during the three months ended September 30, 2023.

During the three months ended September 30, 2022, approximately 1.7 million rides with gross fare of approximately $5.6 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $972,703, after netting off approximately $0.2 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents (1) the amortization, daily maintenance and insurance expense related to our Auto Operating Leasing of $998,883; (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $449,958; and (3) costs of our Auto Sales of $3,999. Cost of revenues decreased by $479,544 during the three months ended September 30, 2023 as compared with the same period in 2022, mainly due to the decrease of $224,432 in costs of automobile sold as the number of automobiles sold decreased from 28 to 1, the decrease of $179,996 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders, and $75,116 in costs of automobiles under operating leases due to the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in three months ended September 30, 2023. During the three months ended September 30, 2023 and 2022, the costs of automobiles under operating leases with amount of $182,165 and $102,160, respectively, was from one of our related parties.

Gross Profit

We had gross profit of $374,111 and $308,818, respectively, during the three months ended September 30, 2023 and 2022. The increase of $65,293 was mainly due to the increase in profit in our operating lease, partially offset by the decrease in profit from online ride-hailing platform services and other services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the three months ended September 30, 2023 and 2022:

	For the Three months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
- Auto Operating Leasing	$22,110	$(136,765)
- Other Services	158,367	174,258
- Auto Sales	(221)	(71,424)
- Online Ride-Hailing Platform Services	193,855	342,749
Total Gross Profit	$374,111	$308,818

We had a gross profit of $22,110 in our automobile operating leasing during the three months ended September 30, 2023, which increased by $158,875 from a gross loss of $136,765 in the same period in 2022. The increase was mainly due to the increase in the average monthly rental income of the automobiles for operating lease and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in three months ended September 30, 2023. We had a gross profit of $193,855 in our online ride-hailing platform services during the three months ended September 30, 2023, which decreased by $179,996 from a gross profit of $342,749 in the same period in 2022. The decrease was attributable to the gross fare of rides completed through our Xixingtianxia platform decreased from approximately $5.6 million to approximately $3.8 million for the three months ended September 30, 2022 and 2023, respectively, and the decrease in average rate of commission earned from Active Drivers from approximately 15.9% to approximately 14.8% for the three months ended September 30, 2022 and 2023, respectively. The decrease of $15,891 in profit of other services was mainly due to the decrease of services fees for NEVs leasing pursuant to our adjustment on product solutions.

Consequently, the overall gross profit margin increased to 20.5% during the three months ended September 30, 2023 as compared with 13.8% during the three months ended September 30, 2022. The increase was mainly due to the operating leasing had a gross profit margin of 2.2% during the three months ended September 30, 2023 as compared with a gross loss in the same period in 2022. It was partially offset by the decrease in the gross profit margin of online ride-hailing platform services from 35.2% during the three months ended September 30, 2022 to 30.1% during the three months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $1,527,731 for the three months ended September 30, 2022 to $1,102,733 for the three months ended September 30, 2023, representing a decrease of $424,998, or approximately 27.8%. The decrease was attributable to our continuous control on costs and streamline expenses during the three months ended September 30, 2023. The decrease mainly consists of (1) a decrease of $291,320 in salary and employee benefits as the average monthly number of our employees decreased from 190 to 109; (2) a decrease of $54,135 in offices expenditure as a result of reducing office rental and insurance charges; and (3) a decrease of $86,946 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as our ROUs have been fully amortized during the three months ended September 30, 2023.

Allowance for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and provided allowance for credit losses of $553,323 against receivables from Jinkailong during the three months ended September 30, 2023. While we provided allowance for credit losses of $350,867 and $15,426 against receivables from Jinkailong and certain online ride-hailing drivers we serviced who rendered their automobiles to us for sublease or sale, respectively, during the three months ended September 30, 2022.

Other income, net

For the three months ended September 30, 2023, we had other income, net of $24,654, which primarily consist of the income of approximately $4,500 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $20,000. For the three months ended September 30, 2022, we had other income, net of $423,972, which primarily consist of the income of approximately $357,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and miscellaneous income of approximately $74,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended September 30, 2023 resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases for the three months ended September 30, 2023 and 2022 was $7,594 and $1,153, respectively, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in September 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2023 was a gain of $59,666 in total as our stock price as of September 30, 2023 was lower than the price as of March 31, 2023. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended September 30, 2023 and 2022:

	For the Three months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)

- June 2019 registered direct offering	—	922
- August 2020 underwritten public offering	$1,122	$2,218
- February 2021 registered direct offering	1,496	3,137
- May 2021 registered direct offering	21,792	53,970
- November 2021 private placement	35,256	(77,664)
Total Change in Fair Value of Derivative Liabilities	$59,666	$(17,417)

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the three months ended September 30, 2023 and 2022.

Net loss

As a result of the foregoing, net loss for the three months ended September 30, 2023 was $1,207,452, representing an increase of $27,648 from net loss of $1,179,804 for the three months ended September 30, 2022.

Results of Operations for the Six months ended September 30, 2023 Compared to the Six months ended September 30, 2022

	For the
	Six Months Ended
	September 30,
	2023	2022	Change
	(unaudited)	(unaudited)
Revenues	$3,921,665	$4,582,998	$(661,333)
Cost of revenues	(2,965,614)	(3,814,200)	848,586
Gross profit	956,051	768,798	187,253
Operating expenses
Selling, general and administrative expenses	(2,346,022)	(3,447,078)	1,101,056
Allowance for credit losses	(680,396)	(344,436)	(335,960)
Impairments of inventories	—	(3,085)	3,085
Total operating expenses	(3,026,418)	(3,794,599)	768,181
Loss from operations	(2,070,367)	(3,025,801)	955,434
Other income, net	96,803	487,125	(390,322)
Interest expense	(2,758)	—	(2,758)
Interest expense on finance leases	(16,316)	(8,301)	(8,015)
Change in fair value of derivative liabilities	363,839	1,611,093	(1,247,254)
Loss before income taxes	(1,628,799)	(935,884)	(692,915)
Income tax expenses	—	—	—
Net loss	$(1,628,799)	$(935,884)	$(692,915)

Revenues

Revenue for the six months ended September 30, 2023 decreased by $661,333, or approximately 14%, as compared with six months ended September 30, 2022. The decrease was mainly due to the decrease of revenues from online ride-hailing platform services due to the decrease in orders caused by the market competition, and partly offset by the increase of operating lease revenues from automobile rentals as a result of the expansion and our continuous “efficiency - improving” strategy of this business.

As we have focused on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our online ride-hailing platform services and automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2023 and 2022:

	For the
	Six Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$2,372,246	$2,422,775
- Operating lease revenues from automobile rentals	2,077,387	1,789,749
- Financing revenues	24,940	22,359
- Service fees from NEVs leasing	24,897	242,673
- Service fees from management and guarantee services	13,190	22,744
- Service fees from automobile purchase services	12,232	21,582
- Revenues from sales of automobiles	8,822	226,705
- Other service fees	210,778	96,963

Revenue from online ride-hailing platform services	1,549,419	2,160,223

Total Revenue	$3,921,665	$4,582,998

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, service fees from automobile management and guarantee services, service fees from automobile purchase services, sales revenue of automobiles and other services fees, which accounted for approximately 87.6%, 1.1%, 1.0%, 0.6%, 0.5%, 0.4% and 8.8%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2023. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, service fees from automobile management and guarantee services, service fees from automobile purchase services, sales revenue of automobiles and other services fees, which accounted for approximately 73.9%, 0.9%, 10.0%, 0.9%, 0.9%, 9.4% and 4.0%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2022.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $287,638 during the six months ended September 30, 2023 was mainly due to the increased average monthly rental income of the automobiles for operating lease. We leased over 1,200 automobiles with an average monthly rental income of approximately $490 per automobile, resulting in a rental income of $2,077,387, including rental income of $22,147 from Jinkailong, for the six months ended September 30, 2023. While we leased over 1,400 automobiles with an average monthly rental income of approximately $382 per automobile, resulting in a rental income of $1,789,749, including rental income of $292,573 from Jinkailong, for the six months ended September 30, 2022.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $24,940 from an average monthly number of 37 automobiles and $22,359 from an average monthly number of 51 automobiles during the six months ended September 30, 2023 and 2022, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the six months ended September 30, 2023.

Service fees from NEVs leasing

We generated revenues of $24,897 and $242,673 from leasing NEVs by charging leases service fees during the six months ended September 30, 2023 and 2022, respectively. The amount of services fees for NEVs leasing is based on its product solutions. The decrease of $217,776 was mainly due to that we adjusted our product solutions during the six months ended September 30, 2023, and more customers chose the solutions with no services fees for NEVs leasing.

Service fees from automobile purchase services and Service fees from automobile management and guarantee services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 5 automobiles purchase transactions during the six months ended September 30, 2023 while we had revenue from 10 automobile purchase services during the six months ended September 30, 2022. As a result, the related service fees generated decreased $9,350 from the six months ended September 30, 2022 to the six months ended September 30, 2023.

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $9,554 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 30 and 150 automobiles during the six months ended September 30, 2023 and 2022, respectively.

Sales of automobiles

We sold two used-automobile with income of $8,822 during the six months ended September 30, 2023. Meanwhile, we sold 41 used-automobiles with income of $226,705 during the six months ended September 30, 2022.

Other service fees

We generate other revenues such as monthly services commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 55.4% and 44.6% of revenues from other service fees during the six months ended September 30, 2023, respectively. The commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 56.2% and 43.8% of revenues from other service fees during the six months ended September 30, 2022, respectively. The increase of $113,815 was due to the increase of commissions from Partner Platforms, which was a result of the increase in operating lease revenues from automobile rentals.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the six months ended September 30, 2023, approximately 2.9 million rides with gross fare of approximately $9.0 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $1,549,419, after netting off approximately $0.2 million incentives paid to Active Drivers.

During the six months ended September 30, 2022, approximately 3.4 million rides with gross fare of approximately $11.4 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,160,223, after netting off approximately $0.3 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents (1) the amortization, daily maintenance and insurance expense related to our Auto Operating Leasing of $1,908,394; (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $1,046,681; and (3) costs of our Auto Sales of $10,539. Cost of revenues decreased by $848,586 during the six months ended September 30, 2023 as compared with the same period in 2022, mainly due to the decrease of $279,542 in costs of automobiles under operating leases due to and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in six months ended September 30, 2023, the decrease of $270,840 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders, and $298,204 in costs of automobile sold as the number of automobiles sold decreased from 41 to 2. During the six months ended September 30, 2023 and 2022, the costs of automobiles under operating leases with amount of $392,344 and $148,502, respectively, was from one of our related parties.

Gross Profit

We had gross profit of $956,051 and $768,798, respectively, during the six months ended September 30, 2023 and 2022. The increase of $187,253 was mainly due to the increase in profit in our operating lease, partially offset by the decrease in profit from online ride-hailing platform services and other services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the six months ended September 30, 2023 and 2022:

	For the Six months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
- Auto Operating Leasing	$168,993	$(398,187)
- Other Services	286,037	406,321
- Auto Sales	(1,717)	(82,038)
- Online Ride-Hailing Platform Services	502,738	842,702
Total Gross Profit	$956,051	$768,798

We had a gross profit of $168,993 in our automobile operating leasing during the six months ended September 30, 2023, which increased by $567,180 from a gross loss of $398,187 in the same period in 2022. The increase was mainly due to the increase in the average monthly rental income of the automobiles for operating lease and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in six months ended September 30, 2023. We had a gross profit of $502,738 in our online ride-hailing platform services during the six months ended September 30, 2023, which decreased by $339,964 from a gross profit of $842,702 in the same period in 2022. The decrease was attributable to the gross fare of rides completed through our Xixingtianxia platform decreased from approximately $11.4 million to approximately $9.0 million for the six months ended September 30, 2022 and 2023, respectively, and the decrease in average rate of commission earned from Active Drivers from approximately 17.5% to approximately 15.1% for the six months ended September 30, 2022 and 2023, respectively. The decrease of $120,284 in profit of other services was mainly due to the decrease of services fees for NEVs leasing pursuant to our adjustment on product solutions.

Consequently, the overall gross profit margin increased to 24.4% during the six months ended September 30, 2023 as compared with 16.8% during the six months ended September 30, 2022. The increase was mainly due to the operating leasing had a gross profit margin of 16.6% during the six months ended September 30, 2023 as compared with a gross loss in the same period in 2022. It was partially offset by the decrease in the gross profit margin of online ride-hailing platform services from 39% during the six months ended September 30, 2022 to 32.4% during the six months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $3,447,078 for the six months ended September 30, 2022 to $2,346,022 for the six months ended September 30, 2023, representing a decrease of $1,101,056, or approximately 31.9%. The decrease was attributable to our continuous control on costs and streamline expenses during the six months ended September 30, 2023. The decrease mainly consists of (1) a decrease of $586,757 in salary and employee benefits as the average monthly number of our employees decreased from 190 to 113; (2) a decrease of $176,835 in offices expenditure as a result of reducing office rental and insurance charges; (3) a decrease of $98,678 in professional service fees such as financial, legal and market consulting; (4) a decrease of $140,761 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as our ROUs have been fully amortized; and (5) a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement incurred during the six months ended September 30, 2022 while no similar expenses during the six months ended September 30, 2023.

Allowance for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and provided allowance for credit losses of $680,396 and $350,867, respectively, against receivables from Jinkailong during the six months ended September 30, 2023 and 2022. While we recovered allowance for credit losses of $6,431 based on re-evaluation collection from those drivers served by Hunan Ruixi for the six months ended September 30, 2022.

Impairments of inventories

For the six months ended September 30, 2023 and 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $0 and $3,085, respectively, for certain automobiles for sale based on their selling price in the market.

Other income, net

For the six months ended September 30, 2023, we had other income, net of $96,803, which primarily consist of the income of approximately $27,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $70,000. For the six months ended September 30, 2022, we had other income, net of $487,125, which primarily consist of the income of approximately $351,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $94,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the six months ended September 30, 2023 resulted from the borrowings of Corenel from a financial institution for its automobile commercial insurance by installment and XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases for the six months ended September 30, 2023 and 2022 was $16,316 and $8,301, respectively, representing the interest expense accrued under financing leases for the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the six months ended September 30, 2023 was a gain of $363,839 in total as our stock price as of September 30, 2023 was lower than the price as of March 31, 2023. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the six months ended September 30, 2023 and 2022:

	For the Six months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
- June 2019 registered direct offering (forfeited warrants)	6	11,696
- August 2020 underwritten public offering	$6,803	$33,346
- February 2021 registered direct offering	9,280	49,629
- May 2021 registered direct offering	132,125	629,066
- November 2021 private placement	215,625	887,356
Total Change in Fair Value of Derivative Liabilities	$363,839	$1,611,093

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the six months ended September 30, 2023 and 2022.

Net loss

As a result of the foregoing, net loss for the six months ended September 30, 2023 was $1,628,799, representing an increase of $692,915 from net loss of $935,884 for the six months ended September 30, 2022.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,305,199 as of September 30, 2023 as compared to $1,610,090 as of March 31, 2023. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $1.6 million for the three months ended September 30, 2023; (2) accumulated deficit of approximately $39.1 million as of September 30, 2023; (3) the working capital deficit of approximately $0.3 million as of September 30, 2023; and (4) two purchase commitments of approximately $1.2 million for 120 automobiles. As of the filing date of this Report, we have entered into two purchase contracts with two automobile dealers to purchase a total of 150 automobiles in the amount of approximately $2.3 million, of which, 30 automobiles amounted to approximately $0.5 million have been purchased in cash and delivered to us, and approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $1.2 million shall be remitted in installment to be completed before December 31, 2023.

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

	For the Six Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Net Cash Provided by Operating Activities	$88,129	$512,205
Net Cash Provided by (Used in) Investing Activities	(276,658)	414,261
Net Cash Provided by (Used in) Financing Activities	(22,926)	32,075
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(91,521)	(178,230)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,610,090	1,185,221
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,307,114	$1,965,532

Cash Flow in Operating Activities

For the six months ended September 30, 2023 and 2022, net cash provided by operating activities was $88,129 and $512,205, respectively. The decrease of $424,076 in net cash provided by operating activities for the six months ended September 30, 2023 as compared with the period of last year was primarily attributable to (1) decrease of $692,915 from net income to net loss; (2) decrease of $1,053,629 in the change of prepayments, other receivables and other assets (both third parties and related party); (3) decrease of $351,631 in depreciation of property and equipment and amortization of right-of-use assets; (4) decrease of $259,601 in the change of inventories, and partially offset by (5) increase of $1,247,254 in change in fair value of derivative liabilities, (6)increase of $335,960 as a result of change from recovery of credit loss to allowance for the credit loss and (7) increase of $323,842 in the gain on disposal of our right-of-use assets and our own vehicles used for operating leases in the six months ended September 30, 2023.

Cash Flow in Investing Activities

For the six months ended September 30, 2023, we had net cash used in investing activities of $276,658. The majority of net cash used in investing activities was for purchase of automobiles for operating lease purpose of $357,909, which was partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $81,251.

For the six months ended September 30, 2022, we had net cash provided by investing activities of $414,261. The majority net cash provided by investing was for the proceeds from sales of the used-automobiles and rendered automobiles and offset by the expenditures on the licenses of online ride-hailing platforms in different cities in China.

Cash Flow in Financing Activities

For the six months ended September 30, 2023, we had net cash used in financing activities of $22,926, which primarily consisted of: (1) repayments and loans to related parties and affiliates of $130,520, (2) principal payments made for finance lease liabilities of $136,416, partially offset by (3) borrowings from a financial institution of $244,010.

For the six months ended September 30, 2022, we had net cash provided by financing activities of $32,075, which primarily consisted of: (1) repayments from stockholders, related parties and affiliates of $387,152, partially offset by (2) principal payments made for finance lease liabilities of $263,688, and (3) repayments of current borrowings from a financial institution of $91,389.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

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

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of September 30, 2023, we had no contingent liabilities for the automobile purchasers. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $3.1 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $480,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) property and equipment, net; (iv) intangible assets, net; (v) revenue recognition; and (vi) leases - lessee. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2023 Form 10-K for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2023, our pricing interest rate is 6.0% per annum.

(c)Allowances for credit losses

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

(d)Leases - Lessee

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2023	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)