Form 10-Q
period 2023-12-31
Senmiao Technology Ltd
filed 2024-02-09
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

As of February 7, 2024, there were 9,568,040 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10 Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31
	2023	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,064,822	$1,610,090
Restricted cash	2,375	—
Accounts receivable	50,820	158,435
Accounts receivable, a related party	5,493	6,312
Inventories	—	6,678
Finance lease receivables, current portion	150,394	146,114
Prepayments, other receivables and other assets, net	1,256,431	1,438,243
Due from related parties, net, current portion	2,512,079	1,488,914
Total current assets	5,042,414	4,854,786

Property and equipment, net	2,959,653	3,343,457

Other assets
Operating lease right-of-use assets, net	90,982	121,672
Operating lease right-of-use assets, net, related parties	325,101	92,916
Financing lease right-of-use assets, net	421,645	623,714
Intangible assets, net	636,017	774,324
Finance lease receivable, non-current	86,184	71,133
Due from a related party, net, non-current	1,922,441	3,640,206
Other non-current assets	650,713	716,407
Total other assets	4,133,083	6,040,372

Total assets	$12,135,150	$14,238,615

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution, current	$144,871	$8,813
Accounts payable	165,839	183,645
Advances from customers	139,732	148,188
Accrued expenses and other liabilities	3,846,364	3,377,507
Due to a related party	386	8,667
Operating lease liabilities	33,840	60,878
Operating lease liabilities - related parties	319,323	143,462
Financing lease liabilities	204,069	264,052
Derivative liabilities	91,755	501,782
Current liabilities - discontinued operations	471,868	487,829
Total current liabilities	5,418,047	5,184,823

Other liabilities
Borrowings from a financial institution, non-current	108,653	—
Operating lease liabilities, non-current	51,568	83,485
Operating lease liabilities, non-current - related parties	161,375	42,247
Financing lease liabilities, non-current	253,872	388,064
Deferred tax liability	41,525	42,930
Total other liabilities	616,993	556,726

Total liabilities	6,035,040	5,741,549

Commitments and contingencies (Note 19)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 and 1,641 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively)	234,364	269,386

Stockholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 9,568,040 and 7,743,040 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively)	956	773
Additional paid-in capital	43,834,973	43,355,834
Accumulated deficit	(40,003,077)	(37,715,294)
Accumulated other comprehensive loss	(1,593,976)	(1,247,099)
Total Senmiao Technology Limited stockholders’ equity	2,238,876	4,394,214

Non-controlling interests	3,626,870	3,833,466

Total equity	5,865,746	8,227,680

Total liabilities, mezzanine equity and equity	$12,135,150	$14,238,615

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$1,611,277	$1,710,172	$5,510,795	$6,000,597
Revenues, a related party	7,133	30,748	29,280	323,321
Total revenues	1,618,410	1,740,920	5,540,075	6,323,918

Cost of revenues
Cost of revenues	(1,119,869)	(1,372,916)	(3,693,139)	(5,038,614)
Cost of revenues, a related party	(80,973)	(185,254)	(473,317)	(333,756)
Total cost of revenues	(1,200,842)	(1,558,170)	(4,166,456)	(5,372,370)

Gross profit	417,568	182,750	1,373,619	951,548

Operating expenses
Selling, general and administrative expenses	(1,052,975)	(1,385,580)	(3,398,997)	(4,832,658)
Provision for credit losses	—	(126,546)	(680,396)	(470,982)
Impairments of inventories	—	—	—	(3,085)
Stock-based compensation	(444,300)	—	(444,300)	—
Total operating expenses	(1,497,275)	(1,512,126)	(4,523,693)	(5,306,725)

Loss from operations	(1,079,707)	(1,329,376)	(3,150,074)	(4,355,177)

Other income (expense)
Other income, net	154,234	320,151	251,037	807,276
Interest expense	(7,852)	(6,975)	(10,610)	(6,975)
Interest expense on finance leases	(6,791)	(626)	(23,107)	(8,927)
Change in fair value of derivative liabilities	46,188	30,557	410,027	1,641,650
Total other income, net	185,779	343,107	627,347	2,433,024

Loss before income taxes	(893,928)	(986,269)	(2,522,727)	(1,922,153)

Income tax expense	—	—	—	—

Net Loss	(893,928)	(986,269)	(2,522,727)	(1,922,153)

Net loss (income) attributable to non-controlling interests from operations	(40,070)	14,928	234,944	200,175

Net loss attributable to the Company’s stockholders	$(933,998)	$(971,341)	$(2,287,783)	$(1,721,978)

Net loss	$(893,928)	$(986,269)	$(2,522,727)	$(1,922,153)

Other comprehensive (loss) income
Foreign currency translation adjustment	172,393	328,208	(318,529)	(1,177,365)

Comprehensive loss	(721,535)	(658,061)	(2,841,256)	(3,099,518)

less: Total comprehensive loss (income) attributable to non-controlling interests	27,449	(75,611)	(206,596)	(159,302)

Total comprehensive loss attributable to stockholders	$(748,984)	$(582,450)	$(2,634,660)	$(2,940,216)

Weighted average number of common stock
Basic and diluted	9,443,312	7,689,406	8,460,676	7,016,860
Net loss per share - basic and diluted	$(0.10)	$(0.13)	$(0.27)	$(0.25)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended December 31, 2023 and 2022

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares	Par value	capital*	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$618	$42,803,045	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net income (loss)	—	—	—	332,853	—	(88,933)	243,920
Conversion of preferred stock into common stock	126,831	14	85,349	—	—	—	85,363
Foreign currency translation adjustment	—	—	—	—	(783,838)	(1,815)	(785,653)
BALANCE, June 30, 2022 (Unaudited)	6,313,614	632	42,888,394	(34,268,692)	(893,292)	4,385,527	12,112,569
Net loss	—	—	—	(1,083,490)	—	(96,314)	(1,179,804)
Conversion of preferred stock into common stock	1,369,294	138	449,497	—	—	—	449,635
Foreign currency translation adjustment	—	—	—	—	(823,291)	103,371	(719,920)
BALANCE, September 31, 2022 (Unaudited)	7,682,908	770	43,337,891	(35,352,182)	(1,716,583)	4,392,584	10,662,480
Net loss	—	—	—	(971,341)	—	(14,928)	(986,269)
Cashless exercise of November 2021 Investor warrants into common stock	10,132	—	—	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	1,533	—	—	—	1,533
Foreign currency translation adjustment	—	—	—	—	388,891	(60,683)	328,208
BALANCE, December 31, 2022 (Unaudited)	7,693,040	$770	$43,339,424	$(36,323,523)	$(1,327,692)	$4,316,973	$10,005,952

	For the Nine Months Ended December 31, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Accumulated	comprehensive	Non-controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net income (loss)	—	—	—	(427,828)	—	6,481	(421,347)
Conversion of preferred stock into common stock	250,000	25	26,914	—	—	—	26,939
Foreign currency translation adjustment	—	—	—	—	(496,137)	42,812	(453,325)
BALANCE, June 30, 2023 (Unaudited)	7,993,040	798	43,382,748	(38,143,122)	(1,743,236)	3,882,759	7,379,947
Net loss	—	—	—	(925,957)	—	(281,495)	(1,207,452)
Conversion of preferred stock into common stock	75,000	8	8,075	—	—	—	8,083
Foreign currency translation adjustment	—	—	—	—	(35,754)	(1,843)	(37,597)
BALANCE, September 31, 2023 (Unaudited)	8,068,040	806	43,390,823	(39,069,079)	(1,778,990)	3,599,421	6,142,981
Net income (loss)	—	—	—	(933,998)	—	40,070	(893,928)
Issuance of common stock for consulting service	1,500,000	150	444,150	—	—	—	444,300
Foreign currency translation adjustment	—	—	—	—	185,014	(12,621)	172,393
BALANCE, December 31, 2023 (Unaudited)	9,568,040	$956	$43,834,973	$(40,003,077)	$(1,593,976)	$3,626,870	$5,865,746

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,522,727)	$(1,922,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	702,555	873,480
Stock-based compensation	444,300	—
Amortization of right-of-use assets	322,904	579,209
Amortization of intangible assets	129,531	128,538
Provision for credit losses	680,396	470,982
Impairments of inventories	—	3,085
Gain on disposal of equipment	(31,705)	(596,564)
Change in fair value of derivative liabilities	(410,027)	(1,641,650)
Change in operating assets and liabilities
Accounts receivable	43,720	177,273
Accounts receivable, a related party	608	(9,876)
Inventories	64,257	322,689
Finance lease receivables	133,988	187,695
Prepayments, other receivables and other assets	17,146	1,115,661
Accounts payable	192,279	48,108
Advances from customers	(3,577)	10,048
Accrued expenses and other liabilities	595,871	639,657
Operating lease liabilities	(53,776)	(37,872)
Operating lease liabilities - related parties	(50,994)	(99,023)
Net Cash Provided by Operating Activities	254,749	249,287

Cash Flows from Investing Activities:
Purchases of property and equipment	(643,376)	(1,213,996)
Cash received from disposal of property and equipment	102,172	1,527,550
Purchases of intangible assets	—	(26,408)
Net Cash (Used in) Provided by Investing Activities	(541,204)	287,146

Cash Flows from Financing Activities:
Borrowings from a financial institution	242,943	—
Repayments from a related party	321,229	359,383
Loans to related parties and affiliates	(587,307)	—
Repayments of borrowings from a financial institution	—	(111,615)
Principal payments of finance lease liabilities	(171,388)	(349,140)
Net Cash Used in Financing Activities	(194,523)	(101,372)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(61,915)	(82,673)

Net increase (decrease) in cash, cash equivalents and restricted cash	(542,893)	352,388
Cash, cash equivalents and restricted cash, beginning of the period	1,610,090	1,185,221
Cash, cash equivalents and restricted cash, end of the period	1,067,197	1,537,609

Supplemental Cash Flow Information
Cash paid for interest expense	$10,610	$6,975
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Settlement of accounts payable by a related party	86,658	—
Recognition of right-of-use assets and lease liabilities	$—	$917,786
Recognition of right-of-use assets and lease liabilities, related parties	$349,532	$118,030
Termination of right-of use assets and lease liabilities	$—	$54,546
Termination of right-of use assets and lease liabilities, related parties	$—	$252,939
Cashless exercise of November 2021 Investor warrants into common stock	$—	$1,533

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows:

	December 31,	December 31,
	2023	2022
Cash, cash equivalent, end of period	$1,064,822	$1,537,609
Restricted cash, end of period	2,375	—
Total cash, cash equivalent and restricted cash shown in the unaudited condensed consolidated statements of cash flows, end of period	$1,067,197	$1,537,609

	December 31,	December 31,
	2023	2022
Cash, cash equivalent, beginning of period	$1,610,090	$1,185,221
Restricted cash, beginning of period	—	—
Total cash, cash equivalent and restricted cash shown in the unaudited condensed consolidated statements of cash flows, beginning of period	$1,610,090	$1,185,221

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

(ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha and other 24 cities in China as of the issuance date of these unaudited condensed consolidated financial statements.

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

As of the issuance date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB40.41 million (approximately $5.69 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of December 31, 2023, XXTX had nine wholly owned subsidiaries and two of them have operations.

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

On March 31, 2022, Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of December 31, 2023 and March 31, 2023, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of December 31, 2023 and March 31, 2023, the paid-in capital of Jinkailong is zero.

As of December 31, 2023, the Company has outstanding balance due from Jinkailong amounted to $4,406,565, net of allowance for credit losses, of which, $1,922,441 is to be repaid over a period from January 2025 to December 2026, classified as due from a related party, net, non-current portion. As of March 31, 2023, the Company has outstanding balance due from Jinkailong amounted to $5,106,100, net of allowance for credit losses, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, classified as due from a related party, net, non-current portion (refer to Note 17).

As of December 31, 2023 and March 31, 2023, allowance for credit losses due from Jinkailong amounted to $2,115,735 and $1,481,036, respectively. During the nine months ended December 31, 2023, the Company recorded provision for credit losses against the balance due from Jinkailong of $680,396, while during the three months ended December 31, 2023, the Company did not record additional provision. During the three and nine months ended December 31, 2022, the Company recorded provision for credit losses against the balance due from Jinkailong of $113,842 and $464,709, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $2.5 million for the nine months ended December 31, 2023; (2) accumulated deficit of approximately $40.0 million as of December 31, 2023; (3) the working capital deficit of approximately $0.4 million as of December 31, 2023; and (4) one purchase commitment of approximately $0.8 million for 100 automobiles. As of the issuance date of these unaudited condensed consolidated financial statements, the Company has entered into one purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which, and approximately $0.7 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.8 million shall be remitted in installment to be completed before December 31, 2024.

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

The interim unaudited financial information as of December 31, 2023 and for the three and nine months ended December 31, 2023 and 2022 have been prepared without audit, pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The interim unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2023, which was filed with the SEC on July 13, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, all adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited financial position as of December 31, 2023, its unaudited results of operations for the three and nine months ended December 31, 2023 and 2022, and its unaudited cash flows for the nine months ended December 31, 2023 and 2022, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in stockholders’ equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	March 31,
	2023	2023
Balance sheet items, except for equity accounts – RMB: US$1:	7.0999	6.8676

	For the three months ended December 31,
	2023	2022
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.2247	7.1120

	For the nine months ended December 31,
	2023	2022
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1600	6.8547

(c) Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease classification and liabilities, inventory obsolescence, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables, due from related parties and prepayments, estimates of impairment of long-lived assets, valuation of deferred tax assets, valuation of derivative liabilities, allocation of fair value of derivative liabilities.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and March 31, 2023:

	Carrying Value as of	Fair Value Measurement as of
	December	December 31, 2023
	31, 2023	Level 1	Level 2	Level 3
(Unaudited)
Derivative liabilities	$91,755	$—	$—	$91,755

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2023
	2023	Level 1	Level 2	Level 3
Derivative liabilities	$501,782	$—	$—	$501,782

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2023 and for the year ended March 31, 2023:

	2019 Registered Direct Offering		August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Series A Warrants	Placement Warrants	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2022	$1,913	$10,525	$44,581	$65,543	$778,488	$58,387	$1,165,465	$90,302	$2,215,204
Derivative liabilities recognized at grant date	(1,912)	(10,520)	(36,131)	(54,052)	(616,527)	(46,240)	(879,170)	(67,337)	(1,711,889)
Change in fair value of derivative liabilities	—	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE as of March 31, 2023	1	5	8,450	11,491	161,961	12,147	284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(7,577)	(10,266)	(137,737)	(10,330)	(226,133)	(17,978)	(410,021)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of December 31, 2023 (unaudited)	$—	$—	$873	$1,225	$24,224	$1,817	$58,629	$4,987	$91,755

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of December 31, 2023 and March 31, 2023.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

	As of December 31, 2023
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	12/31/2023	12/31/2023	12/31/2023	12/31/2023	12/31/2023	12/31/2023	12/31/2023
Exercise price	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$1.13
Stock price	$0.41	$0.41	$0.41	$0.41	$0.41	$0.41	$0.41
Expected term (years)	1.59	2.12	2.12	2.37	2.37	2.86	2.86
Risk-free interest rate	4.46%	4.20%	4.20%	4.15%	4.15%	4.04%	4.04%
Expected volatility	118%	118%	118%	118%	118%	118%	118%

	As of March 31, 2023
	June 20, 2019		August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023
Exercise price	$5.00	$5.00	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	0.22	0.22	2.35	2.87	2.87	3.12	3.12	3.62	3.62
Risk-free interest rate	1.02%	1.02%	4.02%	3.95%	4.43%	3.80%	3.80%	3.74%	3.74%
Expected volatility	120%	120%	120%	120%	120%	120%	120%	120%	120%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of December 31, 2023 and March 31, 2023, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities and borrowings from a financial institution were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of December 31, 2023 and March 31, 2023.

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

(f) Restricted cash

Restricted cash consists of fund held in the bank accounts of Corenel was frozen by a court order with a prior business partner whom Corenel had cooperation with. The restricted cash of Corenel was RMB16,863 (approximately $2,375) as of December 31, 2023.

(g) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our unaudited condensed consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2023 and March 31, 2023, the Company did not record allowance for credit losses, against accounts receivable.

(h) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and March 31, 2023, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of December 31, 2023 and March 31, 2023, finance lease receivables consisted of the following:

	December 31,	March 31,
	2023	2023
	(unaudited)
Minimum lease payments receivable	$360,685	$297,960
Less: Unearned interest	(124,107)	(80,713)
Financing lease receivables	$236,578	$217,247
Finance lease receivables, current portion	$150,394	$146,114
Finance lease receivables, non-current portion	$86,184	$71,133

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2023 are as follows:

Minimum future
payments receivable
Twelve months ending December 31, 2024	$194,449
Twelve months ending December 31, 2025	151,943
Twelve months ending December 31, 2026	14,293
Total	$360,685

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and nine months ended December 31, 2023 and 2022, the Company did not recognize impairment for property and equipment.

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

As of December 31, 2023, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into approximately 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had outstanding contracts for automobile transaction and related services amounting to $1,099, which is expected to be completed within twelve months after December 31, 2023.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
Operating lease revenues from automobile rentals	$992,071	$781,210	$3,069,458	$2,570,959
- Service fees from automobile purchase services	19,122	—	31,354	21,192
- Service fees from NEVs leasing	12,195	8,606	37,135	30,965
- Financing revenues	8,412	49,002	33,309	291,675
- Service fees from automobile management and guarantee services	1,771	8,915	14,961	31,659
- Revenues from sales of automobiles	—	—	8,822	225,900
- Other service fees	74,636	82,892	285,414	181,050
Total revenues from Automobile Transaction and Related Services	1,108,207	930,625	3,480,453	3,353,400
Online Ride-hailing Platform Services	510,203	810,295	2,059,622	2,970,518
Total Revenues	$1,618,410	$1,740,920	$5,540,075	$6,323,918

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

Service fees from NEVs leasing and automobile purchase services - Services fees from NEVs leasing and automobile purchase services are paid by some lessees who rent new energy electric vehicles from the Company or automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing is based on the product solutions while the fees for purchase is based on the sales price of the automobiles and relevant services provided. The Company recognizes revenue at a point in time when above mentioned services are completed, and corresponding an automobile is delivered to the lessee or purchaser. Accounts receivable related to the revenue from NEVs leasing and automobile purchase services is collected upon the automobiles are delivered to lessees or purchaser.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2023, the Company’s pricing interest rate was 6.0% per annum.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(m) Significant risks and uncertainties

1) Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2023 and March 31, 2023, approximately $198,000 and $79,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of December 31, 2023 and March 31, 2023, approximately $826,000 and $1,190,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of December 31, 2023 and March 31, 2023, the Company did not record allowance for credit losses against accounts receivable.

2)	Foreign currency risk

As of December 31, 2023 and March 31, 2023, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $198,000 and $79,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 6.87 RMB into US$1.00 on March 31, 2023 to 7.10 RMB into US$1.00 on December 31, 2023.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (2) Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (3) Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (4) Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, (5) Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. 5 The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the update on Company’s unaudited condensed consolidated financial statements and related disclosures.

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of December 31, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the three and nine months ended December 31, 2023.

The following table sets forth the reconciliation of the carrying amounts of major classes liabilities from discontinued operations of Online P2P lending services in unaudited condensed consolidated balance sheet as of December 31, 2023 and consolidated balance sheets as of March 31, 2023.

Carrying amounts of major classes of liabilities included as part of discontinued operations of Online P2P lending services:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$471,868	$487,829

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

As of December 31, 2023 and March 31, 2023, accounts receivable were comprised of the following:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Receivables of automobile sales due from automobile purchasers	$10,599	$76,106
Receivables of online ride hailing fees from online ride-hailing drivers	9,797	51,290
Receivables of operating lease	30,424	31,039
Less: Allowance for credit losses	—	—
Accounts receivable	$50,820	$158,435

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for credit losses for the nine months ended December 31, 2023 and for the year ended March 31, 2023 are as follows:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Beginning balance	$—	$112,905
Addition	—	3,394
Write off	—	(107,868)
Translation adjustment	—	(8,431)
Ending balance	$—	$—

6. INVENTORIES

	December 31,	March 31,
	2023	2023
	(Unaudited)
Automobiles (i)	$—	$6,678

(i)	As of March 31, 2023, the Company owned an automobile with a total value of $6,678, net of impairment, for sale or sales-type leases.

For the three and nine months ended December 31, 2022, the Company recognized impairments of $0 and $3,085, respectively for certain automobiles for sale.

7. PREPAYMENTS, OTHER RECEIVABLES AND OTHER ASSETS, NET

As of December 31, 2023 and March 31, 2023, the prepayments, other receivables and other assets, net were comprised of the following:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Deposits (i)	$629,978	$679,794
Prepaid expenses (ii)	227,119	334,297
Receivables from aggregation platforms (iii)	329,648	271,791
Value added tax (“VAT”) recoverable (iv)	37,730	86,051
Due from automobile purchasers, net (v)	4,721	45,489
Employee advances	6,798	11,482
Others	20,437	9,339
Total prepayments, other receivables and other assets, net	$1,256,431	$1,438,243

(i)	Deposits

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

During the three and nine months ended December 31, 2023 and 2022, the Company did not record nor recover allowance against the balance from automobile purchasers.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Leasehold improvements	$177,221	$183,216
Computer equipment	34,958	37,932
Office equipment, fixtures and furniture	79,219	78,372
Automobiles	4,795,211	4,679,927
Subtotal	5,086,609	4,979,447
Less: accumulated depreciation and amortization	(2,126,956)	(1,635,990)
Total property and equipment, net	$2,959,653	$3,343,457

Depreciation expense for the three and nine months ended December 31, 2023 were amounted to $243,988 and $702,555, respectively.

Depreciation expense for the three and nine months ended December 31, 2022 were amounted to $266,998 and $873,480, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Software	$791,962	$793,381
Online ride-hailing platform operating licenses	427,111	441,557
Subtotal	1,219,073	1,234,938
Less: accumulated amortization	(583,056)	(460,614)
Total intangible assets, net	$636,017	$774,324

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the three and nine months ended December 31, 2023 were amounted to $42,210 and $129,531, respectively. Amortization expense for the three and nine months ended December 31, 2022 were amounted to $34,814 and $128,538, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending December 31, 2024	$166,660
Twelve months ending December 31, 2025	131,407
Twelve months ending December 31, 2026	87,113
Twelve months ending December 31, 2027	77,430
Twelve months ending December 31, 2028	77,430
Thereafter	95,977
Total	$636,017

10. OTHER NON-CURRENT ASSETS

	December 31,	March 31,
	2023	2023
	(Unaudited)
Prepayments of automobiles purchased (i)	$650,713	$716,407

(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,301,261. As of December 31, 2023, 50 automobiles have been delivered to the Company and the Company has made prepayments of $650,713 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by December 31, 2024.

11. BORROWINGS FROM A FINANCIAL INSTITUTION

		Interest	December 31,	March 31,
Bank name	Maturity date	rate	2023	2023
WeBank*	09/11/2025	12.24%	$253,524	$—
SDIC Taikang Trust Co. Ltd	Fully Repaid on August 31, 2023	13.04%	—	8,813
Total			$253,524	$8,813
Borrowing from a financial institution, current			$144,871	$8,813
Borrowing from a financial institution, non-current			$108,653	$—

*	On September 11, 2023, the Company entered into a loan agreement (the “Loan Agreement”) with WeBank for a total amount of $253,524. Pursuant to the Loan Agreement, the borrowing bears an interest rate of 12.24% per annum with monthly repayments consist of principal and interest for two years. As of December 31, 2023, the current portion of the loan principal balance to be repaid within the next twelve months was amounted to $144,871, while the noncurrent portion of the loan principal to be repaid after December 31, 2024 was amounted to $108,653.

The total interest expense for the three and nine months ended December 31, 2023 was $7,852 and $10,610, respectively. The interest expense for the three and nine months ended December 31, 2022 was $6,975.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,	March 31,
	2023	2023
	(Unaudited)
Accrued payroll and welfare	$1,836,230	$1,636,092
Payables to drivers from aggregation platforms (i)	1,139,905	1,103,892
Deposits (ii)	724,475	730,002
Accrued expenses	430,341	226,721
Payables for expenditures on automobile transaction and related services (iii)	32,156	31,719
Other taxes payable	80,409	83,432
Loan repayments received on behalf of financial institutions	4,097	16,130
Other payables	70,619	37,348
Total accrued expenses and other liabilities	4,318,232	3,865,336
Total accrued expenses and other liabilities – discontinued operations	(471,868)	(487,829)
Total accrued expenses and other liabilities – continuing operations	$3,846,364	$3,377,507

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

The contributions made by the Company were $67,565 and $219,100 for the three and nine months ended December 31, 2023, respectively, from operations of the Company. The contributions made by the Company were $107,638 and $338,279 for the three and nine months ended December 31, 2022, respectively, for the Company’s operations.

As of December 31, 2023 and March 31, 2023, the Company did not make adequate employee benefit contributions in the amount of $1,139,747 and $1,086,526, respectively.

14. EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of December 31, 2023, the remaining 3,794 warrants of the Company’s initial public offering has been forfeited due to expiration.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2019 Registered Direct Offering Warrants

As of March 31, 2023, there were 16,841 2019 registered direct offering warrants outstanding with fair value of $6. During the nine months ended December 31, 2023, the Company has forfeited the remaining 16,841 2019 registered direct offering warrants as it expired. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $524 and $12,220 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively.

August 2020 Underwriters’ Warrants

As of December 31, 2023 and March 31, 2023, there were 31,808 underwriters’ warrants outstanding. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $774 and $7,577 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2023, respectively. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $1,180 and $34,526 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of December 31, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $873 and $8,450, respectively.

February 2021 Registered Direct Offering Warrants

As of December 31, 2023 and March 31, 2023, there were 53,262 February 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $986 and $10,266 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2023, respectively. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $1,952 and $51,581 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of December 31, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $1,225 and $11,491, respectively.

May 2021 Registered Direct Offering Warrants

As of December 31, 2023 and March 31, 2023, there were 594,682 May 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $15,942 and $148,067 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2023. During the three and nine months ended December 31, 2022, the change of fair value was a gain of $4,974 and $634,040 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. As of December 31, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $26,041 and $174,108, respectively.

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

As of December 31, 2023 and March 31, 2023, there were 5,365,911 for November 2021 Private Placement Warrants outstanding. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $28,486 and $244,111 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2022, the change of fair value was a loss of $21,927 and a gain of $909,283 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above-mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of December 31, 2023 and March 31, 2023, the fair value of the derivative instrument totaled $63,616 and $307,727, respectively

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2022	6,091,298	6,091,298	$2.28	4.32
Exercised	(25,000)	(25,000)	—	—
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, December 31, 2023 (unaudited)	6,045,663	6,045,663	$2.25	2.80

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the nine months ended December 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the issuance date of these unaudited condensed consolidated financial statements, all installment of RSUs with an aggregate of 12,727 (127,273 pre reverse split) was vested and 9,545 (95,457 pre reverse split) was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before March 31, 2024 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of December 31, 2023, the Company has granted an aggregate of 30,379 RSUs and issued an aggregate of 26,447 shares under the Equity Incentive Plan and 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of December 31, 2023 and March 31, 2023, there were 991 and 1,641 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 and $269,386, recorded as mezzanine equity. As of December 31, 2023, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

Common stock issued for consulting services

In October 2023, the Company entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which the Company engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. As compensation for the services, the Company agreed to issue the Consultants an aggregate of 1,500,000 shares of its common stock, par value $0.0001. The Company recognized the non-employee share-based payment equity awards by using the grant-date fair values at the time of signing agreement. On November 7, 2023, the issuance of 1,500,000 shares of the Company’s common stock has been completed and the Company recorded $444,300 service expense during the three and nine months ended December 31, 2023.

15. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also stablished the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three and nine months ended December 31, 2023 and 2022, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s net operating loss for U.S. income taxes from U.S for the nine months ended December 31, 2023 and 2022 amounted to approximately $1.3 million and $0.4 million respectively. As of December 31, 2023 and March 31, 2023, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.5 million and $7.1 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income, but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of December 31, 2023 and March 31, 2023, valuation allowances for deferred tax assets related to net operating loss carry forward for U.S. income taxes were approximately $1.8 million and $1.5 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao, Hunan Ruixi, Ruixi Leasing, Yicheng, Corenel, Jiekai and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%. During the three and nine months ended December 31, 2023 and 2022, no income taxes was recorded in those PRC companies.

As of December 31, 2023 and March 31, 2023, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $10.5 million and $9.6 million, respectively, which will expire starting from 2025 and ending in 2027. In addition, allowance for credit losses must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The bad debt allowances are incurred in Company’s PRC subsidiaries and former VIEs which were operating at losses, the Company believes it is more likely than not that its PRC operations will be unable to fully utilize its deferred tax assets related to the net operating loss carryforwards in the PRC. As a result, the Company provided 100% allowance on all deferred tax assets on net operating loss carryforwards in the PRC of $2,552,212 and $2,403,785 related to its continuing operations in the PRC as of December 31, 2023 and March 31, 2023, respectively and provided 100% allowance on all deferred tax assets on allowance for credit losses of $560,215 and $402,599 related to its continuing operations in the PRC as of December 31, 2023 and March 31, 2023, respectively.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,552,212	$2,403,785
Net operating loss carryforwards in the U.S.	1,775,306	1,499,607
Allowance for credit losses	560,215	402,599
Less: valuation allowance	(4,887,733)	(4,305,991)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$41,525	$42,930
Deferred tax liabilities, net	$41,525	$42,930

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and March 31, 2023, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $1.9 million and $1.9 million, respectively which will start to expire from 2024 to 2027. Meanwhile, net operating loss carry forward as of December 31, 2023 in the PRC from discontinued operations was reduced due to certain adjustments by PRC tax authorities. In addition, allowance for credit losses must be approved by the Chinese tax authority prior to being deducted as an expense item on the tax return. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of December 31, 2023 and March 31, 2023, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2023	March 31, 2023
	(Unaudited)
Net operating loss carry forwards in the PRC	$463,692	$479,377
Less: valuation allowance	(463,692)	(479,377)
Total	$—	$—

16. CONCENTRATION

Major Suppliers

For the three months ended December 31, 2023, five suppliers accounted for approximately 20.8%, 14.3%, 14.0%, 12.4%, and 10.4% of the total costs of revenue from operations of the Company. For the nine months ended December 31, 2023, four suppliers accounted for approximately 21.3%, 13.5%, 12.4%, and 11.4% of the total cost of revenues.

For the three months ended December 31, 2022, three suppliers accounted for approximately 19.7%, 12.0% and 11.8% of the total costs of revenue. For the nine months ended December 31, 2022, two suppliers accounted for approximately 20.3% and 12.0% of the total cost of revenues.

17. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Accounts receivable, a related party

As of December 31, 2023 and March 31, 2023, accounts receivable from a related party amounted to $5,493 and $6,312, respectively, represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2) Due from related parties

As of December 31, 2023 and March 31, 2023, balances due from related parties from the Company’s operations were comprised of the following:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Total due from related parties	$6,550,255	$6,610,156
Less: Allowance for credit losses	(2,115,735)	(1,481,036)
Due from related parties, net	$4,434,520	$5,129,120
Due from related parties, net, current portion	$2,512,079	$1,488,914
Due from a related party, net, non-current portion	$1,922,441	$3,640,206

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, balances due from Jinkailong, the Company’s equity investee company of $4,406,565, net of allowance for credit losses, of which, $1,922,441 is to be repaid over a period from January 2025 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $3,891,628 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $514,937 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

As of March 31, 2023, balances due from Jinkailong of $5,106,100, represented balance due from Jinkailong as result of Jinkailong’s deconsolidation on March 31, 2022, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, which was classified as due from a related party, non-current.

Movement of allowance for credit losses due from Jinkailong for December 31, 2023 and March 31, 2023 are as follows:

	December 31,	March 31,
	2023	2023
	(Unaudited)
Beginning balance	$1,481,036	$—
Addition	680,396	1,484,495
Translation adjustment	(45,697)	(3,459)
Ending balance	$2,115,735	$1,481,036

As of December 31, 2023 and March 31, 2023, balance due from Youlu, the Company’s former VIE as result of Youlu’s deconsolidation in March 2022 were amounted to $27,955 and $23,020, respectively.

3) Due to a related party

	December 31,	March 31,
	2023	2023
	(Unaudited)
Loan payable to a related party (i)	$386	$8,667

(i)	As of December 31, 2023 and March 31, 2023, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $386 and $8,667 are unsecured, interest free and due on demand, respectively.

4) Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	December 31,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$267,324	$—
Lease II (ii)	57,777	92,916
Total Operating lease right-of-use assets - related parties	$325,101	$92,916

	December 31,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$277,889	$82,069
Lease II (ii)	41,434	61,393
Total Operating lease liabilities, current - related parties	$319,323	$143,462

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	March 31,
	2023	2023
	(Unaudited)
Lease I (i)	$150,935	$—
Lease II (ii)	10,440	42,247
Total Operating lease liabilities, non-current - related parties	$161,375	$42,247

(i)	On March 31, 2023, the Company entered into two office lease agreements with Hong Li, supervisor of Sichuan Senmiao, with a leasing term from April 1, 2023 to March 31, 2026. On March 1, 2021, the Company entered into an office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. In October 2022, the Company terminated the leases signed on March 1, 2021 and April 1, 2021.

(ii)	In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025.

2. Related Party Transactions

For the three and nine months ended December 31, 2023, the Company incurred $31,859 and $92,142, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements. For the three and nine months ended December 31, 2022, the Company incurred $40,490 and $148,999, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the three and nine months ended December 31, 2023, the Company incurred $10,896 and $31,514, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager. For the three and nine months ended December 31, 2022, the Company incurred $11,557 and $46,427, respectively, in rental expenses to this related party.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three and nine months ended December 31, 2023, the company incurred promotion fee of $0 and $11,434 payable to Jinkailong. During the three and nine months ended December 31, 2022, the company incurred promotion fee of $19,483 and $87,692 from Jinkailong, respectively.

During the three and nine months ended December 31, 2023, Corenel leased automobiles to Jinkailong and generated revenue of $7,133 and $29,280, while Jiekai leased automobiles from Jinkailong and had a rental cost of $80,973 and $473,317 respectively.

During the three and nine months ended December 31, 2022, Corenel leased automobiles to Jinkailong and generated revenues of $30,748 and $323,321, and Jiekai leased automobiles from Jinkailong and had a rental cost of $185,254 and $333,756, respectively.

18. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (r), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the nine months ended December 31, 2023.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lessee

As of December 31, 2023 and March 31, 2023, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using effective interest rate of 4.0% to 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of December 31, 2023, the weighted-average remaining operating and finance lease term of its existing leases is approximately 2.19 and 1.72 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Nine months ended
	Classification	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$400,082	$564,646	$1,460,938	$1,622,601
Lease expenses	Selling, general and administrative	56,486	88,493	182,258	313,753
Finance lease cost
Amortization of leased asset	Cost of revenue	59,968	73,991	180,627	203,044
Amortization of leased asset	General and administrative	—	62,255	282	196,890
Interest on lease liabilities	Interest expenses on finance leases	6,791	626	23,107	8,927
Total lease expenses		$523,327	$790,011	$1,847,212	$2,345,215

Operating lease costs for automobiles totaled $400,082 and $564,646 for the three months ended December 31, 2023 and 2022, respectively. Operating lease cost for automobiles totaled $1,460,938 and $1,622,601 for the nine months ended December 31, 2023 and 2022, respectively.

Operating lease expenses for offices and showroom leases totaled $56,486 and $88,493 for the three months ended December 31, 2023 and 2022, respectively, of which $48,816 and $25,127 were amortization of leased asset for operating leases for the three months ended December 31, 2023 and 2022, respectively. Operating lease expense for office and showroom leases totaled $182,258 and $313,753 for the nine months ended December 31, 2023 and 2022 respectively, of which $141,995 and $179,275 were amortization of leased asset for operating leases for the nine months ended December 31, 2023 and 2022, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expenses on finance leases totaled $6,791 and $23,107 for the three and nine months ended December 31, 2023, respectively. Interest expenses on finance leases totaled $626 and $8,927 for the three and nine months ended December 31, 2022, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	*Operating lease	Finance lease
	payments	payments	Total
Twelve months ending December 31, 2024	$367,010	$285,116	$652,126
Twelve months ending December 31, 2025	177,369	196,482	373,851
Twelve months ending December 31, 2026	41,694	—	41,694
Total lease payments	586,073	481,598	1,067,671
Less: discount	(19,967)	(23,657)	(43,624)
Present value of lease liabilities	$566,106	$457,941	$1,024,047

*	As of December 31, 2023, the outstanding balance of operating lease payments due to related parties was $480,698.

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

Purchase commitments

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the issuance date of these unaudited condensed consolidated financial statements, the Company has remitted approximately $0.7 million as purchase prepayments, and expects to fulfill the purchase commitment before December 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivable and additional allowance for credit losses. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the nine months ended December 31, 2023 and 2022, the Company recognized an estimated provision loss of approximately $499 and $7,284 respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from operations. As of December 31, 2023, there was no contingent liabilities Hunan Ruixi had for the automobile purchasers.

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $493,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

As of December 31, 2023, the maximum contingent liabilities of Jinkailong, the Company’s equity investee company and former VIE, would be exposed to was approximately $3.1 million, assuming all the automobile purchasers were in default. Automobiles are used as collateral to secure the payment obligations of the automobile purchasers under the financing agreements. Jinkailong estimated the fair market value of the collateral to be approximately $1.5 million as of December 31, 2023, based on the market price and the useful life of such collateral, which represents approximately 47% of the maximum contingent liabilities. Meanwhile, approximately $2.0 million, including interests of approximately $188,000, due to financial institutions, of all the automobile purchases Jinkailong serviced were past due mainly due to the COVID-19 pandemic in China in prior years.

Besides, as of December 31, 2023, due to Jinkailong has undertaken the joint and several liability guarantee for all loans of Langyue Automobile Service Co., Ltd. from Chengdu Industrial Impawn Co., Ltd (“Impawn”) for certain historical business, Jinkailong may be required to pay all the outstanding balance of approximately $840,000 to Impawn in the future.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three and nine months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023 (unaudited)
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$1,108,207	$510,203	$—	$1,618,410
Interest income	$130	$31	$1	$162
Depreciation and amortization	$361,199	$14,779	$19,004	$394,982
Loss from operations	$(218,061)	$(179,342)	$(682,304)	$(1,079,707)
Loss before income taxes	$(71,901)	$(185,912)	$(636,115)	$(893,928)
Net loss	$(71,901)	$(185,912)	$(636,115)	$(893,928)
Capital expenditure	$285,467	$—	$—	$285,467

	For the nine months ended December 31, 2023 (unaudited)
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$3,480,453	$2,059,622	$—	$5,540,075
Interest income	$397	$92	$10	$499
Depreciation and amortization	$1,050,914	$44,407	$59,669	$1,154,990
Loss from operations	$(1,400,303)	$(376,270)	$(1,373,501)	$(3,150,074)
Loss before income taxes	$(1,155,173)	$(404,081)	$(963,473)	$(2,522,727)
Net loss	$(1,155,173)	$(404,081)	$(963,473)	$(2,522,727)
Capital expenditure	$643,376	$—	$—	$643,376

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$930,625	$810,295	$—	$1,740,920
Interest income	$467	$64	$13	$544
Depreciation and amortization	$429,419	$12,128	$21,638	$463,185
Loss from operations	$(999,958)	$(69,672)	$(259,746)	$(1,329,376)
Loss before income taxes	$(700,414)	$(56,667)	$(229,188)	$(986,269)
Net loss	$(700,414)	$(56,667)	$(229,188)	$(986,269)
Capital Expenditure	$1,211,611	$—	$—	$1,211,611

	For the nine months ended December 31, 2022
	Automobile	Online ride-
	Transaction and	hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$3,353,400	$2,970,518	$—	$6,323,918
Interest income	$1,292	$168	$57	$1,517
Depreciation and amortization	$1,470,335	$47,594	$63,298	$1,581,227
Loss from operations	$(2,854,231)	$(262,097)	$(1,238,849)	$(4,355,177)
Income (loss) before income taxes	$(2,071,478)	$(253,477)	$402,802	$(1,922,153)
Net income (loss)	$(2,071,478)	$(253,477)	$402,802	$(1,922,153)
Capital expenditure	$1,213,511	$26,893	$—	$1,240,404

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of December 31, 2023, the Company’s total assets were comprised of $10,271,825 for automobile transaction and related services, $801,958 for online ride-hailing platform services and $1,061,367 for unallocated.

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

21. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2023 up through the date the Company filed these unaudited condensed consolidated financial statements. No events require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers, financial institutions and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiaries, Sichuan Senmiao Yicheng Assets Management Co., Ltd., a PRC limited liability company (“Yicheng”), Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company, and equity investee company, Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”). Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and other 24 cities in China. Substantially all of our operations are conducted in China.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of December 31, 2023, we and our former VIEs have facilitated financing for an aggregate of 1,687 automobiles with a total value of approximately $23.5 million, sold an aggregate of 1,468 automobiles with a total value of approximately $14.1 million and delivered approximately 3,310 automobiles under operating leases (including 1,826 automobiles used to be delivered by Jinkailong before March 31, 2022) and 161 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2023		2022		2023		2022
	Number of	Revenue	Number of	Revenue	Number of	Revenue	Number of	Revenue
	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)	Vehicles	(Approximate)
Auto Operating Leasing	871	$992,000	802	$781,000	1,466	3,069,000	1,607	$2,571,000
Auto Sales	—	$—	—	$—	2	9,000	41	$226,000
Auto Financing	161	$12,000	139	$9,000	161	37,000	139	$31,000
Other Services	>480	$104,000	>780	$141,000	>860	365,000	>1,000	$525,000

As of March 31, 2022, we deconsolidated Jinkailong and its operation result was not included in our consolidated statements of operations and comprehensive loss since then. However, although Jinkailong ceased to be within our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services, mainly Auto Operating Leasing, similar to Jinkailong’s business operations in Changsha and Chengdu. During the three months ended December 31, 2023, our Auto Operating Leasing, Auto Financing and other services income accounted for approximately 89.5%, 1.1% and 9.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Financing and other services income accounted for approximately 83.9%, 0.9% and 15.2% for the three months ended December 31, 2022, respectively. During the nine months ended December 31, 2023, our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 88.2%, 0.3%,1.1% and 10.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Sales, Auto Financing and other services income accounted for approximately 76.7%, 6.7%, 0.9% and 15.7% for the nine months ended December 31, 2022, respectively.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the filing date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB40.41 million (approximately $5.69 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 26 cities in China, including Chengdu, Changsha and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, during the nine months ended December 31, 2023, our subsidiary, Jiekai, and our equity investee company and former VIE, Jinkailong, cooperated with other online ride-hailing platforms (“Partner Platforms”), such as Chengdu Anma Zhixing Technology Co., Ltd. and Sichuan Peitu Kuaixing Technology Co., Ltd., whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us and Jinkailong. Jiekai and Jinkailong earned rental income from drivers and earned commissions from Partner Platforms.

The acquisition of XXTX has brought us a new stream of revenue and enhanced our goal of providing an all-round solution for online ride-hailing drivers. We launched Xixingtianxia in specific markets within Chengdu in late October 2020, focusing on current driver customers. As of the filing date of this Report, we have expanded marketing of our ride-hailing platform to a larger pool of potential drivers and riders in Chengdu, Changsha and other 24 cities through cooperation with certain local car rental companies and through offering attractive incentives and awards to drivers. Since December 2023, in order to improve the efficiency of XXTX’s daily operation and profitability, XXTX has engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement.

During the nine months ended December 31, 2023, approximately 4.1 million rides with gross fare of approximately $12.5 million were completed through Xixingtianxia and an average of approximately 5,400 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the nine months ended December 31, 2023, we earned online ride-hailing platform service fees of approximately $2.1 million, after netting off approximately $0.2 million incentives paid to Active Drivers.

During the nine months ended December 31, 2022, approximately 4.8 million rides with gross fare of approximately $15.7 million were completed through Xixingtianxia and an average of over 5,200 Active Drivers each month. During the nine months ended December 31, 2022, we earned online ride-hailing platform service fees of approximately $3.0 million, netting off approximately $0.4 million incentives paid to Active Drivers.

We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. After the acquisition of XXTX, our revenue growth also depends on the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our Active Drivers by marketing our platform to our existing and prospective automobile lessees in the cities we now operate in. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform and the Partner Platforms. An effective cross-selling strategies between our automobile leasing business and Online Ride-hailing Platform Services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staffs and improving the quality and variety of our services. As of December 31, 2023, we had 5 and 38 employees in our own sales department and sales department of our equity investee company, Jinkailong, respectively.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in Chengdu, the demand for short-term car rentals remained stable during the three months ended December 31, 2023. To meet the demand in Chengdu and Changsha, we purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of December 31, 2023, we had one parking lot, an exhibition hall and 4 employees in Changsha, and our equity investee company, Jinkailong, had one parking lot and 17 employees in Chengdu, for parking and management of automobiles for operating lease. During the three months ended December 31, 2023 and 2022, the average utilization of the automobiles for operating lease was approximately 80.6% and 42.9%, respectively. During the nine months ended December 31, 2023 and 2022, the average utilization of the automobiles for operating lease was approximately 77.6% and 65.0%, respectively.

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

Ability to Collect Receivables on a Timely Basis

We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments and repay financial institutions on behalf of the purchasers every month. As of December 31, 2023, we had accounts receivable of approximately $11,000 and advanced payments of approximately $5,000 due from the historical automobile purchasers which will be collected through installment payments on a monthly basis during the relevant affiliation periods. For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. Besides, during the nine months ended December 31, 2023, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of December 31, 2023, we had accounts receivable of online ride-hailing service fees of approximately $10,000 in total.

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

Ability to Manage Defaults and Potential Guarantee Liability Effectively

As of December 31, 2023, Jinkailong, the equity investee company and former VIE, is exposed to credit risk as Jinkailong is required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by it. If a default occurs, Jinkailong is required to make the monthly payments on behalf of the defaulted purchasers to the financial institution. As of December 31, 2023, Hunan Ruixi did not have any guarantee liabilities due to financial institutions.

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the nine months ended December 31, 2023. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, automobiles are used as collateral to secure purchasers’ payment obligations under the financing arrangement. In the event of a default, Hunan Ruixi and Jinkailong can track the automobile through an installed GPS system and repossess and handover the automobile over to the financial institution so that they can be released from their guarantee liability. However, if a financial institution initiates a legal proceeding to collect payments due from a defaulted automobile purchaser, Jinkailong may be required to repay the defaulted amount as a guarantor. If it is unable to undertake the responsibility as a guarantor, its own assets, such as cash and cash equivalents, may be frozen by the court if the financial institution successfully requests for an order to freeze our assets or bank accounts, which may adversely affect our operations.

As of December 31, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record allowance for credit losses against receivables from those purchasers. As of December 31, 2023, we recognized an accumulated allowance for credit losses against receivables of $366,542 from these purchasers served by Hunan Ruixi. For the three and nine months ended December 31, 2023, we recognized approximately$0 and $500 respectively, expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the three and nine months ended December 31, 2023, we sub-leased approximately 17 and 19 respectively, rendered automobiles in total to other customers. By subleasing automobiles from these drivers, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2023, the total value of non-collateralized automobiles was approximately $285,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual Impact of Coronavirus (COVID-19) in China on Our Business

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of December 31, 2023, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As a result, we recorded accumulated allowance for credit losses of $366,542 for them. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the nine months ended December 31, 2023, the number of newly rendered automobiles decreased to 0 as compared with 7 during the nine months ended December 31, 2022. Meanwhile, over 1,200 online ride-hailing drivers rendered their automobiles to Jinkailong as of December 31, 2023. On the other hand, the number of the completed orders through our online ride-hailing platform had significant decrease in December 2022 due to the infection peak after China lifted the prevention and control of COVID-19.

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

Ability to Manage and Maintain Ride-Hailing Business

Due to the fierce competition of online ride-hailing industry in Chengdu and Changsha, our ability to increase our revenue over time may be limited if we focus only on our current Automobile Transaction and Related Services business model. As part of our strategy to provide an all-encompassing solution for online ride-hailing drivers, we have expanded our services to drivers through the operation of Xixingtianxia, our own online ride-hailing platform. We generate revenue from commissions earned from each completed order, which represent the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. As the aggregation platforms distribute the demand orders to different online ride-hailing platforms, the flow of drivers in our area of operations is enhanced, leading to a higher probability that more ride orders will be distributed to our platform, which in turn will increase the revenue of the drivers who use our platform (and our revenue). This also allows us to attract more drivers to engage their online ride-hailing business on our platform. Through a series of promotion and effective daily management and training services, we expect our own online ride-hailing platform will offer us a stable revenue source which can also help grow our automobile financing and leasing business. Besides, we are dealing with other trip platforms to attract more riders choosing their trip through our platform.

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

If we could not maintain the scale of the online ride-hailing drivers who use our platform which may cause we could not generate sufficient revenue and we may have a larger cash outflow in our daily operations in the next twelve months. Our cash flow situation may worsen if the economy in China does not improve as expected.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. According to the 52th Statistical report on Internet Development in China published in August 2023 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 472 million by the end of June 2023, and took approximately 43.8% of the total number of Chinese internet users. The online ride-hailing industry is facing increasing competition in China and is attracting more capital investment. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of December 31, 2023, approximately 337 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 894 million in December 2023 in China. Meanwhile, approximately 2.79 million online booking taxi transportation certificates and approximately 6.57 million online booking taxi driver’s licenses were issued nationwide in China. Since 2019, in addition to the traditional online ride-hailing platforms, automobile manufacturers, offline operation service companies, financial and map service providers, among others, have built cooperation relationships with each other to make the online ride-hailing industry a more aggregated industry.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license 33 cities, including Chengdu, Changsha, Guangzhou, Tianjin, Shenyang, Harbin, Changchun, Wenzhou, Nanchang, Haikou, Xining, two cities in Shandong, and Guangxi Province, respectively, three cities in Guizhou Province, seven cities in Jiangsu Province, other two cities in Hunan and Guangdong Province, respectively, and other four cities in Sichuan Province from June 2020 to July 2023, to operate the online ride-hailing platform services.

However, approximately 19% of our ride-hailing drivers have not obtained the driver’s license for online ride-hailing services as of December 31, 2023 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 (approximately $700 to $4,225) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three and nine months ended December 31, 2023, we have been fined by approximately $18,000 and $44,000 by Traffic Management Bureaus in Chengdu and Changsha, of which, approximately $14,000 and $30,000 respectively, was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

We are in the process of assisting the drivers to obtain the required certificate and license both for our Automobile Transaction and Related Services and our Online Ride-hailing Platform Services. However, there is no guarantee that all of the drivers who run their online ride-hailing business through our platform would be able to obtain all the certificates and licenses. Our business and results of operations shall be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines or if we are found to be in serious violation of the Interim Measures due to the drivers’ failure to obtain requite licenses and/or automobile certificates in connection with providing services through our platform. For example, from September 2023 to December 2023, Gaode has performed a series of compliance check aiming at driver’s license in several cities, including Chengdu and Guangzhou, which caused the decrease in the number of completed orders through our platform and the decrease in our online ride-hailing platform services accordingly.

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

Results of Operations for the three months ended December 31, 2023 Compared to the three months ended December 31, 2022

	For the Three Months Ended
	December 31,
	2023	2022	Change
	(unaudited)	(unaudited)
Revenues	$1,618,410	$1,740,920	$(122,510)
Cost of revenues	(1,200,842)	(1,558,170)	357,328
Gross profit	417,568	182,750	234,818
Operating expenses
Selling, general and administrative expenses	(1,052,975)	(1,385,580)	332,605
Provision for credit losses	—	(126,546)	126,546
Stock-based compensation	(444,300)	—	(444,300)
Total operating expenses	(1,497,275)	(1,512,126)	14,851
Loss from operations	(1,079,707)	(1,329,376)	249,669
Other income, net	154,234	320,151	(165,917)
Interest expense	(7,852)	(6,975)	(877)
Interest expense on finance leases	(6,791)	(626)	(6,165)
Change in fair value of derivative liabilities	46,188	30,557	15,631
Loss before income taxes	(893,928)	(986,269)	92,341
Income tax expenses	—	—	—
Net loss	$(893,928)	$(986,269)	$92,341

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from online ride-hailing platform services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended December 31, 2023 decreased by 122,510, or approximately 7%, as compared with three months ended December 31, 2022. The decrease was mainly due to the decrease of revenues from online ride-hailing platform services resulted from the decrease in orders caused by the market competition, and partly offset by the increase of operating lease revenues from automobile rentals as a result of the expansion and our continuous “efficiency - improving” strategy of this business.

As we have focused on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our online ride-hailing platform services and automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2023 and 2022:

	For the Three Months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$1,108,207	$930,625
- Operating lease revenues from automobile rentals	992,071	781,210
- Service fees from automobile purchase services	19,122	—
- Financing revenues	12,195	8,606
- Service fees from NEVs leasing	8,412	49,002
- Service fees from management and guarantee services	1,771	8,915
- Other service fees	74,636	82,892

Revenue from online ride-hailing platform services	510,203	810,295

Total Revenue	$1,618,410	$1,740,920

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from automobile purchase services, financing revenues, service fees from NEVs leasing, service fees from automobile management and guarantee services and other services fees, which accounted for approximately 89.5%, 1.7%, 1.1%, 0.8%, 0.2% and 6.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2023. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, service fees from automobile management and guarantee services and other services fees, which accounted for approximately 83.9%, 0.9%, 5.3%, 1.0% and 8.9%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2022.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $210,861 during the three months ended December 31, 2023 was mainly due to the increased average utilization of the automobiles for operating lease increased from approximately 42.9% to 80.6%. We leased over 870 automobiles with an average monthly rental income of approximately $477 per automobile, resulting in a rental income of $992,071, including rental income of $7,133 from Jinkailong, for the three months ended December 31, 2023. While we leased over 800 automobiles with an average monthly rental income of approximately $474 per automobile, resulting in a rental income of $781,210, including rental income of $30,748 from Jinkailong, for the three months ended December 31, 2022.

Service fees from automobile purchase services and Service fees from automobile management and guarantee services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 14 automobiles purchase transaction during the three months ended December 31, 2023 while we had no revenue from automobile purchase services during the three months ended December 31, 2022. As a result, the related service fees generated increased $19,122 from the three months ended December 31, 2022 to the three months ended December 31, 2023.

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $7,144 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 12 and 91 automobiles during the three months ended December 31, 2023 and 2022, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $12,195 from an average monthly number of 26 automobiles and $8,606 from an average monthly number of 37 automobiles during the three months ended December 31, 2023 and 2022, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the three months ended December 31, 2023.

Service fees from NEVs leasing

We generated revenues of $8,412 and $49,002 from leasing NEVs by charging leases service fees during the three months ended December 31, 2023 and 2022, respectively. The amount of services fees for NEVs leasing is based on its product solutions. The decrease of $40,590 was mainly due to that we adjusted our product solutions since January 2023, and more customers chose the solutions with no services fees for NEVs leasing.

Other service fees

We generate other revenues such as monthly services commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 68.9%, and 31.1% of revenues from other service fees during the three months ended December 31, 2023, respectively. The commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 65.6%, and 34.4% of revenues from other service fees during the three months ended December 31, 2022, respectively.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended December 31, 2023, approximately 1.2 million rides with gross fare of approximately $3.6 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $510,203, after netting off approximately $40,000 incentives paid to Active Drivers. The decrease was mainly due to fewer completed orders as a result of increased competition and compliance checks conducted by our platform partner Gaode in Chengdu, during the three months ended December 31, 2023.

During the three months ended December 31, 2022, approximately 1.4 million rides with gross fare of approximately $4.4 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $810,295, after netting off approximately $0.1 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents (1) the amortization, daily maintenance and insurance expense related to our Auto Operating Leasing of $819,757; and (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $381,085. Cost of revenues decreased by $357,328 during the three months ended December 31, 2023 as compared with the same period in 2022, mainly due to the decrease of $235,346 in costs of automobiles under operating leases due to the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in the three months ended December 31, 2023, and $121,982 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders. During the three months ended December 31, 2023 and 2022, the costs of automobiles under operating leases with amount of $80,973 and $185,254, respectively, was from one of our related parties.

Gross Profit

We had gross profit of $417,568 and $182,750, respectively, during the three months ended December 31, 2023 and 2022. The increase of $234,818 was mainly due to the increase in profit in our operating lease, partially offset by the decrease in profit from online ride-hailing platform services and other services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the three months ended December 31, 2023 and 2022:

	For the Three months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)
- Auto Operating Leasing	$172,314	$(273,893)
- Other Services	116,136	149,415
- Online Ride-Hailing Platform Services	129,118	307,228
Total Gross Profit	$417,568	$182,750

We had a gross profit of $172,314 in our automobile operating leasing during the three months ended December 31, 2023, which increased by $446,207 from a gross loss of $273,893 in the same period in 2022. The increase was mainly due to the increase in the average utilization of the automobiles for operating lease from approximately 42.9% to 80.6% and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in three months ended December 31, 2023 as compared with the same period in 2022. We had a gross profit of $129,118 in our online ride-hailing platform services during the three months ended December 31, 2023, which decreased by $178,110 from a gross profit of $307,228 in the same period in 2022. The decrease was attributable to the gross fare of rides completed through our Xixingtianxia platform decreased from approximately $4.4 million to approximately $3.6 million for the three months ended December 31, 2022 and 2023, respectively, and the decrease in average rate of commission earned from Active Drivers from approximately 16.8% to approximately 10.7% for the three months ended December 31, 2022 and 2023, respectively. The decrease of $33,279 in profit of other services was mainly due to the decrease of services fees for NEVs leasing pursuant to our adjustment on product solutions.

Consequently, the overall gross profit margin increased to 25.8% during the three months ended December 31, 2023 as compared with 10.5% during the three months ended December 31, 2022. The increase was mainly due to the operating leasing had a gross profit margin of 17.4% during the three months ended December 31, 2023 as compared with a gross loss in the same period in 2022. It was partially offset by the decrease in the gross profit margin of online ride-hailing platform services from 37.9% during the three months ended December 31, 2022 to 25.3% during the three months ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $1,385,580 for the three months ended December 31, 2022 to $1,052,975 for the three months ended December 31, 2023, representing a decrease of $332,605, or approximately 24.0%. The decrease was attributable to our continuous control on costs and streamline expenses during the three months ended December 31, 2023. The decrease mainly consists of (1) a decrease of $186,482 in salary and employee benefits as the average monthly number of our employees decreased from 174 to 106; and (2) a decrease of $156,092 in offices expenditure as a result of reducing office rental and insurance charges during the three months ended December 31, 2023.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and did not provide additional provision for credit losses against receivables from Jinkailong during the three months ended December 31, 2023. While we provided provision for credit losses of $123,154 and $3,392 against receivables from Jinkailong and a customer we serviced who purchased our automobiles from Yicheng, respectively, during the three months ended December 31, 2022.

Stock-based compensation

In October 2023, we entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which we engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. We issued an aggregate of 1,500,000 shares of our common stock in November 2023 to settle the compensation for the services and the recorded $444,300 service expense during the three months ended December 31, 2023.

Other income, net

For the three months ended December 31, 2023, we had other income, net of $154,234, which primarily consist of the income of approximately $5,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $149,000. For the three months ended December 31, 2022, we had other income, net of $320,151, which primarily consist of the income of approximately $240,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and miscellaneous income of approximately $80,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended December 31, 2023 resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases for the three months ended December 31, 2023 and 2022 was $6,791 and $626, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in September 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended December 31, 2023 was a gain of $46,188 in total as our stock price as of December 31, 2023 was lower than the price as of March 31, 2023. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the three months ended December 31, 2023 and 2022:

	For the Three months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)

- June 2019 registered direct offering	—	524
- August 2020 underwritten public offering	$774	$1,180
- February 2021 registered direct offering	986	1,952
- May 2021 registered direct offering	15,942	4,974
- November 2021 private placement	28,486	21,927
Total Change in Fair Value of Derivative Liabilities	$46,188	$30,557

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the three months ended December 31, 2023 and 2022.

Net loss

As a result of the foregoing, net loss for the three months ended December 31, 2023 was $893,928, representing a decrease of $92,341 from net loss of $986,269 for the three months ended December 31, 2022.

Results of Operations for the nine months ended December 31, 2023 Compared to the nine months ended December 31, 2022

	For the Nine months Ended
	December 31,
	2023	2022	Change
	(unaudited)	(unaudited)
Revenues	$5,540,075	$6,323,918	$(783,843)
Cost of revenues	(4,166,456)	(5,372,370)	1,205,914
Gross profit	1,373,619	951,548	422,071
Operating expenses
Selling, general and administrative expenses	(3,398,997)	(4,832,658)	1,433,661
Provision for credit losses	(680,396)	(470,982)	(209,414)
Impairments of inventories	—	(3,085)	3,085
Stock-based compensations	(444,300)	—	(444,300)
Total operating expenses	(4,523,693)	(5,306,725)	783,032
Loss from operations	(3,150,074)	(4,355,177)	1,205,103
Other income, net	251,037	807,276	(556,239)
Interest expense	(10,610)	(6,975)	(3,635)
Interest expense on finance leases	(23,107)	(8,927)	(14,180)
Change in fair value of derivative liabilities	410,027	1,641,650	(1,231,623)
Loss before income taxes	(2,522,727)	(1,922,153)	(600,574)
Income tax expenses	—	—	—
Net loss	$(2,522,727)	$(1,922,153)	$(600,574)

Revenues

Revenue for the nine months ended December 31, 2023 decreased by $783,843, or approximately 12.4%, as compared with nine months ended December 31, 2022. The decrease was mainly due to the decrease of revenues from online ride-hailing platform services due to the decrease in orders caused by the market competition, and partly offset by the increase of operating lease revenues from automobile rentals as a result of the expansion and our continuous “efficiency - improving” strategy of this business.

As we have focused on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our online ride-hailing platform services and automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2023 and 2022:

	For the Nine months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$3,480,453	$3,353,400
- Operating lease revenues from automobile rentals	3,069,458	2,570,959
- Financing revenues	37,135	30,965
- Service fees from NEVs leasing	33,309	291,675
- Service fees from automobile purchase services	31,354	21,192
- Service fees from management and guarantee services	14,961	31,659
- Revenues from sales of automobiles	8,822	225,900
- Other service fees	285,414	181,050

Revenue from online ride-hailing platform services	2,059,622	2,970,518

Total Revenue	$5,540,075	$6,323,918

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, service fees from automobile management and guarantee services, sales revenue of automobiles and other services fees, which accounted for approximately 88.2%, 1.1%, 1.0%, 0.9%, 0.4%, 0.3% and 8.1%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2023. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, service fees from automobile management and guarantee services, sales revenue of automobiles and other services fees, which accounted for approximately 76.7%, 0.9%, 8.7%, 0.6%, 0.9%, 6.7% and 5.5%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2022.

 Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $498,499 during the nine months ended December 31, 2023 was mainly due to the increased average utilization of the automobiles for operating lease increased from approximately 65.0% to 77.6%, and the increased average monthly rental income of the automobiles for operating lease. We leased over 1,400 automobiles with an average monthly rental income of approximately $485 per automobile, resulting in a rental income of $3,069,458, including rental income of $29,280 from Jinkailong, for the nine months ended December 31, 2023. While we leased over 1,600 automobiles with an average monthly rental income of approximately $389 per automobile, resulting in a rental income of $2,570,959, including rental income of $323,321 from Jinkailong, for the nine months ended December 31, 2022.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $37,135 from an average monthly number of 34 automobiles and $30,965 from an average monthly number of 46 automobiles during the nine months ended December 31, 2023 and 2022, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the nine months ended December 31, 2023.

Service fees from NEVs leasing

We generated revenues of $33,309 and $291,675 from leasing NEVs by charging leases service fees during the nine months ended December 31, 2023 and 2022, respectively. The amount of services fees for NEVs leasing is based on its product solutions. The decrease of $258,366 was mainly due to that we adjusted our product solutions during the nine months ended December 31, 2023, and more customers chose the solutions with no services fees for NEVs leasing.

Service fees from automobile purchase services and Service fees from automobile management and guarantee services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 19 automobiles purchase transactions during the nine months ended December 31, 2023 while we had revenue from 10 automobile purchase services during the nine months ended December 31, 2022. As a result, the related service fees generated increased $10,162 from the nine months ended December 31, 2022 to the nine months ended December 31, 2023.

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $16,698 was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 26 and 130 automobiles during the nine months ended December 31, 2023 and 2022, respectively.

Sales of automobiles

We sold two used-automobile with income of $8,822 during the nine months ended December 31, 2023. Meanwhile, we sold 41 used-automobiles with income of $225,900 during the nine months ended December 31, 2022.

Other service fees

We generate other revenues such as monthly services commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 58.9% and 41.1% of revenues from other service fees during the nine months ended December 31, 2023, respectively. The commissions from Partner Platforms and other companies, and other miscellaneous service fees charged to our customers, which accounted for approximately 60.2% and 39.8% of revenues from other service fees during the nine months ended December 31, 2022, respectively. The increase of $104,364 was due to the increase of commissions from Partner Platforms, which was a result of the increase in operating lease revenues from automobile rentals.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the nine months ended December 31, 2023, approximately 4.1 million rides with gross fare of approximately $12.5 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,059,622, after netting off approximately $0.2 million incentives paid to Active Drivers.

During the nine months ended December 31, 2022, approximately 4.8 million rides with gross fare of approximately $15.7 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,970,518, after netting off approximately $0.4 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents (1) the amortization, daily maintenance and insurance expense related to our Auto Operating Leasing of $2,728,151; (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $1,427,766; and (3) costs of our Auto Sales of $10,539. Cost of revenues decreased by $1,205,914 during the nine months ended December 31, 2023 as compared with the same period in 2022, mainly due to (1) the decrease of $514,888 in costs of automobiles under operating leases due to and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in the nine months ended December 31, 2023; (2) the decrease of $392,822 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders; and (3) $298,204 in costs of automobile sold as the number of automobiles sold decreased from 41 to 2. During the nine months ended December 31, 2023 and 2022, the costs of automobiles under operating leases with amount of $473,317 and $333,756, respectively, was from one of our related parties.

Gross Profit

We had gross profit of $1,373,619 and $951,548, respectively, during the nine months ended December 31, 2023 and 2022. The increase of $422,071 was mainly due to the increase in profit in our operating lease, partially offset by the decrease in profit from online ride-hailing platform services and other services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the nine months ended December 31, 2023 and 2022:

	For the Nine months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)
- Auto Operating Leasing	$341,307	$(672,080)
- Other Services	402,173	555,736
- Auto Sales	(1,717)	(82,038)
- Online Ride-Hailing Platform Services	631,856	1,149,930
Total Gross Profit	$1,373,619	$951,548

We had a gross profit of $341,307 in our automobile operating leasing during the nine months ended December 31, 2023, which increased by $1,013,387 from a gross loss of $672,080 in the same period in 2022. The increase was mainly due to the increase in the average utilization of the automobiles for operating lease from approximately 65.0% to 77.6% and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in nine months ended December 31, 2023. We had a gross profit of $631,856 in our online ride-hailing platform services during the nine months ended December 31, 2023, which decreased by $518,074 from a gross profit of $1,149,930 in the same period in 2022. The decrease was attributable to the gross fare of rides completed through our Xixingtianxia platform decreased from approximately $15.7 million to approximately $12.5 million for the nine months ended December 31, 2022 and 2023, respectively, and the decrease in average rate of commission earned from Active Drivers from approximately 17.3% to approximately 13.9% for the nine months ended December 31, 2022 and 2023, respectively. The decrease of $153,563 in profit of other services was mainly due to the decrease of services fees for NEVs leasing pursuant to our adjustment on product solutions.

Consequently, the overall gross profit margin increased to 24.8% during the nine months ended December 31, 2023 as compared with 15.0% during the nine months ended December 31, 2022. The increase was mainly due to the operating leasing had a gross profit margin of 11.1% during the nine months ended December 31, 2023 as compared with a gross loss in the same period in 2022. It was partially offset by the decrease in the gross profit margin of online ride-hailing platform services from 38.7% during the nine months ended December 31, 2022 to 30.7% during the nine months ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $4,832,658 for the nine months ended December 31, 2022 to $3,398,997 for the nine months ended December 31, 2023, representing a decrease of $1,433,661, or approximately 29.7%. The decrease was attributable to our continuous control on costs and streamline expenses during the nine months ended December 31, 2023. The decrease mainly consists of (1) a decrease of $773,239 in salary and employee benefits as the average monthly number of our employees decreased from 186 to 111; (2) a decrease of $292,419 in offices expenditure as a result of reducing office rental and insurance charges; (3) a decrease of $158,869 in professional service fees such as financial, legal and market consulting; (4) a decrease of $204,661 in amortization of intangible assets and automobiles which were rendered to us but have not been sub-leased as our ROUs have been fully amortized; and (5) a liquidated damages compensation of $86,250 for investors in November 2021 Private Placement incurred during the nine months ended December 31, 2022 while no similar expenses during the nine months ended December 31, 2023.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers of our automobile transactions and related services, and provided provision for credit losses of $680,396 against receivables from Jinkailong during the nine months ended December 31, 2023. While we provided provision for credit losses of $467,590 and $3,392, respectively, against receivables from Jinkailong and a customer we serviced who purchased our automobiles from Yicheng, during the nine months ended December 31, 2022.

Impairments of inventories

For the nine months ended December 31, 2023 and 2022, we evaluated the net realizable value of our inventories and recognized an impairment loss of $0 and $3,085, respectively, for certain automobiles for sale based on their selling price in the market.

Stock-based compensation

In October 2023, we entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which we engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. We issued an aggregate of 1,500,000 shares of our common stock in November 2023 to settle the compensation for the services.

Other income, net

For the nine months ended December 31, 2023, we had other income, net of $251,037, which primarily consist of the income of approximately $32,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $219,000. For the nine months ended December 31, 2022, we had other income, net of $807,276, which primarily consist of the income of approximately $597,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the miscellaneous income of approximately $210,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the nine months ended December 31, 2023 resulted from the borrowings of Corenel from a financial institution for its automobile commercial insurance by installment and XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases for the nine months ended December 31, 2023 and 2022 was $23,107 and $8,927, respectively, representing the interest expense accrued under financing leases for the leased automobiles leased by Corenel automobiles from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the nine months ended December 31, 2023 was a gain of $410,027 in total as our stock price as of December 31, 2023 was lower than the price as of March 31, 2023. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the nine months ended December 31, 2023 and 2022:

	For the Nine months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)
- June 2019 registered direct offering (forfeited warrants)	6	12,220
- August 2020 underwritten public offering	$7,577	$34,526
- February 2021 registered direct offering	10,266	51,581
- May 2021 registered direct offering	148,067	634,040
- November 2021 private placement	244,111	909,283
Total Change in Fair Value of Derivative Liabilities	$410,027	$1,641,650

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All subsidiaries in China incurred cumulative losses and no tax expense was recorded for the nine months ended December 31, 2023 and 2022.

Net loss

As a result of the foregoing, net loss for the nine months ended December 31, 2023 was $2,522,727, representing an increase of $600,574 from net loss of $1,922,153 for the nine months ended December 31, 2022.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $1,064,822 as of December 31, 2023 as compared to $1,610,090 as of March 31, 2023. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $2.5 million for the nine months ended December 31, 2023; (2) accumulated deficit of approximately $40.0 million as of December 31, 2023; (3) the working capital deficit of approximately $0.4 million as of December 31, 2023; and (4) a purchase commitment of approximately $0.8 million for 100 automobiles. As of the filing date of this Report, we have entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which, approximately $0.7 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.8 million shall be remitted in installment to be completed before December 31, 2024.

We do not believe that the proceeds from our public offerings and our anticipated cash flows would be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report. We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources

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

	For the Nine months Ended
	December 31,
	2023	2022
	(unaudited)	(unaudited)
Net Cash Provided by Operating Activities	$254,749	$249,287
Net Cash Provided by (Used in) Investing Activities	(541,204)	287,146
Net Cash Used in Financing Activities	(194,523)	(101,372)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(61,915)	(82,673)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	1,610,090	1,185,221
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,067,197	$1,537,609

Cash Flow in Operating Activities

For the nine months ended December 31, 2023 and 2022, net cash provided by operating activities was $254,749 and $249,287, respectively. The slight increase of $5,462 in net cash provided by operating activities for the nine months ended December 31, 2023 as compared with the period of last year was primarily attributable to (1) increase of $1,231,623 in change in fair value of derivative liabilities; (2) increase of $564,859 in the gain on disposal of our right-of-use assets and our own vehicles used for operating leases in the nine months ended December 31, 2023; (3) increase of $444,300 in stock-based compensation; (4) increase of $209,414 in provision for the credit losses, and partially offset by (5) decrease of $1,098,515 in the change of prepayments, other receivables and other assets; (6) increase of $600,574 in net loss; (7) decrease of $427,230 in depreciation of property and equipment and amortization of right-of-use assets; (8) decrease of $258,432 in the change of inventories; and (9) decrease of $53,707 in the change of finance lease receivables .

Cash Flow in Investing Activities

For the nine months ended December 31, 2023, we had net cash used in investing activities of $541,204. The majority of net cash used in investing activities was for purchase of automobiles for operating lease purpose of $643,376, which was partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $102,172.

For the nine months ended December 31, 2022, we had net cash provided by investing activities of $287,146. The majority net cash provided by investing was for the proceeds from sales of the used-automobiles and rendered automobiles and offset by the expenditures on the licenses of online ride-hailing platforms in different cities in China and purchase of automobiles for operating lease purpose.

Cash Flow in Financing Activities

For the nine months ended December 31, 2023, we had net cash used in financing activities of $194,523, which primarily consisted of: (1) loans to related parties and affiliates of $587,307, (2) principal payments made for finance lease liabilities of $171,388, partially offset by (3) borrowings from a financial institution of $242,943; and (4) repayment from a related party of $321,229.

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

On September 23, 2022, we entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million, of which approximately $0.7 million has been remitted as purchase prepayments, and we expect to fulfill the purchase commitment before December 31, 2024.

●	Contingent Liabilities

We are exposed to credit risk as we are required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by us. As of December 31, 2023, we had no contingent liabilities for the automobile purchasers. Besides, the maximum contingent liabilities our former VIE, Jinkailong, would be exposed to was approximately $3.1 million, assuming all the automobile purchasers were in default, which may cause an increase in guarantee expense and cash outflow in its own financing activities. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $493,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable; (iii) property and equipment, net; (iv) intangible assets, net; (v) revenue recognition; and (vi) leases - lessee. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2023 Form 10-K for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

Our lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. We reassess our pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2023, our pricing interest rate is 6.0% per annum.

(c)	Allowances for credit losses

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

(e)	Impairment of long-lived assets

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 9, 2024	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2024	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)