Form 10-K
period 2024-03-31
Senmiao Technology Ltd
filed 2024-06-27
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 30, 2023, was approximately $3,249,412. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 24, 2024, there were 10,518,040 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SENMIAO TECHNOLOGY LIMITED

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“China” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;

●	“Corenel” refers to Chengdu Corenel Technology Limited, a PRC limited liability company and wholly owned subsidiary of Senmiao Consulting;

●	“Hunan Ruixi” refers to Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;

●	“Jiekai” refers to Chengdu Jiekai Technology Ltd., a PRC limited liability company in China and a majority owned subsidiary of Corenel;

●	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company with 35% equity interest held by Hunan Ruixi;

●	“Operating Entities” refers to Corenel, Hunan Ruixi, Jiekai, Senmiao Consulting, XXTX and Yicheng;

●	“Partner Platforms” refers to other online ride-hailing platforms our Operating Entities cooperate with;

●	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“Senmiao” refers to Senmiao Technology Limited;

●	“Senmiao Group,” “we,” “us,” “the Company”, “our company” and “our” refer to Senmiao Technology Limited. and its subsidiaries;

●	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd.;

●	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., a PRC limited liability company, the majority owned subsidiary of Senmiao Consulting;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;

●	“XXTX” refers to Hunan Xixingtianxia Technology Co., Ltd. and its subsidiaries, a PRC limited liability company and the wholly owned subsidiary of Senmiao Consulting;

●	“Yicheng” refers to Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company and our wholly owned subsidiary in China; and

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

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to maintain our automobile transaction and related services business and our online ride-hailing platform services business in China;

●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;

●	the regulations and the impact by public health epidemics in China on the industries we operate in and our business, results of operations and financial condition;

●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

●	the growth or lack of growth of China’s online ride-hailing, automobile financing and leasing industries;

●	taxes and other incentives or disincentives related to car purchases and ownership;

●	fluctuations in the sales and price of new and used cars and consumer acceptance of financing car purchases;

●	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectations regarding our customer base;

●	our plans to invest in our automobile transaction and related services business and our online ride-hailing platform services business;

●	our ability to maintain positive relationships with our business partners;

●	competition in the online ride-hailing, automobile financing and leasing industries in China;

●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and

●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

iii

PART I

Item 1. Business

Overview

Senmiao is not a Chinese operating company but a U.S. holding company incorporated in the State of Nevada on June 8, 2017. As a holding company with no material operations of its own, Senmiao conducts a substantial majority of its operations through its operating entities established in the PRC, including its subsidiaries and the equity investee company.

Since November 2018, we have been providing automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through our wholly owned subsidiaries, Yicheng and Corenel, and our majority owned subsidiaries, Jiekai, and Hunan Ruixi, and its equity investee company, Jinkailong. Since October 2020, we have been operating an online ride-hailing platform through XXTX, which is a wholly owned subsidiary of Senmiao Consulting. XXTX’s platform enables qualified ride-hailing drivers to provide transportation services mainly in Chengdu, Changsha and other 20 cities in China as of the date of this Report. Our business includes Automobile Transaction and Related Services (as defined herein below) and Online Ride-hailing Platform Services, which constituted a series of services as follows:

Automobile Transactions and Related Services

Our automobile transaction and related services (the “Automobile Transaction and Related Services”) are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) monthly services where we provide management and related services to Partner Platforms and other companies and earn commission from them (the “Auto Commissions”); (iii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (iv) service fees from new energy vehicles (“NEVs”) leasing, automobile purchase and management services where we charge NEVs lessees or automobile purchasers for a series of the services provided to them throughout the leasing or purchase process based on the chosen product solutions, such as ride-hailing driver training, assisting with a series of administrative procedures and other consulting services (the “NEVs and Purchase Services”); (v) auto management and guarantee services provided to online ride-hailing drivers after the delivery of automobiles (the “Auto Management and Guarantee Services”); (vi) automobile sales where we sell new purchased or used cars to our customers (the “Auto Sales”); and (vii) other supporting services provided to online ride-hailing drivers. Our Operating Entities started the Purchase and NEVs Services, Auto Management and Guarantee Services, and other supporting services in November 2018, the Auto Sales in January 2019, and Auto Operating Leasing and Auto Financing in March 2019, respectively.

The following chart illustrates the constitution of our automobile transactions and related services:

Auto Operating Leasing

We, through our subsidiaries, Hunan Ruixi, Corenel, Jiekai and equity investee company, Jinkailong (the “Auto Business Entities”) in China, have generated revenue since March 2019 from operating lease services, where the Auto Business Entities lease their own automobiles, sublease automobiles leased from third-parties or rendered from certain online ride-hailing drivers they served before with their authorization, to other individuals, including new online ride-hailing drivers, for a lease term of no more than twelve months. We have shifted our business focus to automobile leasing in accordance with the change of market condition and industry development since the year ended March 31, 2021. Hunan Ruixi is and Jinkailong was authorized to sublease or sell these drivers’ automobiles in order to offset the repayments those drivers owed to us and the financial institutions. We also purchase and lease NEVs for subleasing with rental periods of twelve months or less. Excluding Jinkailong, our other Auto Business Entities leased over 1,400 automobiles with an average monthly rental income of approximately $485 per automobile for the year ended March 31, 2024.

Auto Commissions

Our Auto Business Entities generated monthly revenues from the management and related services provided to our Partner Platforms and other companies. We generated revenues of $196,099 from the monthly services commissions during the year ended March 31, 2024.

Auto Financing

Hunan Ruixi began offering auto financing services in March 2019. In a self-operated financing transaction, Hunan Ruixi is a lessor and a customer (i.e., online ride-hailing driver) is a lessee. Hunan Ruixi offers to the customer a selection of automobiles that were purchased by Hunan Ruixi in advance. The customer will choose the desirable automobile to be purchased and enter into a financing lease with Hunan Ruixi. During the term of the financing lease, the customer will have use rights with respect to the automobile. Hunan Ruixi will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the customer will pay a minimal price and obtain full title of the automobile after the financing lease is repaid in full. In connection with the financing lease, the customer will enter into a service agreement with Hunan Ruixi. We recognized a total interest income of $57,677 for the year ended March 31, 2024.

NEVs and Purchase Services

Our Auto Business Entities charge lease service fees to lessees who rent NEVs from us in Chengdu and Changsha. We also charge automobile purchasers services fees for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The amount of services fees for NEVs leasing and purchase is based on the product solutions. Excluding Jinkailong, our other Auto Business Entities had revenue of services of $45,231 from NEVs leasing and $36,637 from automobile purchase, for the year ended March 31, 2024, respectively.

Auto Management and Guarantee Services

The management and guarantee services of Hunan Ruixi are provided to online ride-hailing drivers after the delivery of automobiles, covering (i) management services including, without limitation, ride-hailing driver training, assisting with purchase of insurances, insurance claims and after-sale automobile services, handling traffic violations and other consulting services; and (ii) guarantee services for the obligations of online ride-hailing drivers under their financing arrangement with financial institutions. The management and guarantee fees of Hunan Ruixi are based on the costs of our services and the results of our credit assessment of the automobile purchasers. Hunan Ruixi had revenue of $16,246 from the management and guarantee services for the year ended March 31, 2024.

Auto Sales

Our Auto Business Entities are also engaged in the sales of used-automobiles through Hunan Ruixi and the equity investee company, Jinkailong. Hunan Ruixi sold two used-automobiles, resulting in an income of $8,822 during the year ended March 31, 2024.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2024, the Auto Business Entities have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 1,892 automobiles under operating leases and 164 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

Ride-Hailing Platform Services

As part of our goal to provide an all-solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we, through XXTX, began operating an online ride-hailing platform (called Xixingtianxia) in Chengdu. Our ride hailing platform enables qualified ride-hailing drivers to provide application-based transportation services in China. XXTX holds a national online reservation taxi operating license. The platform is presently servicing ride-hailing drivers in 22 cities in China, including Chengdu, Changsha, Guangzhou and so on, providing them with a platform to view and take customer orders for rides. XXTX currently collaborates with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under the collaboration, when a rider searches for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms, in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider (the “Online Ride-hailing Platform Services”). XXTX settles its commissions with the aggregation platforms on a weekly basis.

The following chart illustrates our typical process of our ride-hailing platform services:

During the year ended March 31, 2024, approximately 4.9 million rides with gross fare of approximately $15.1 million were completed through Xixingtianxia and an average of over 5,000 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the year ended March 31, 2024, we earned online ride-hailing platform service fees of approximately $2.5 million, after netting off approximately $0.3 million incentives paid to Active Drivers.

Our executive office is located in Chengdu City, Sichuan Province, China. Substantially all of our operations are conducted in China. We plan to expand our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others.

Our Corporate History

Senmiao was incorporated in the State of Nevada on June 8, 2017. It established a wholly owned subsidiary, Senmiao Consulting in China in July 2017. Sichuan Senmiao, a majority owned subsidiary of Senmiao Consulting, was established in China in June 2014. Senmiao Consulting provided services to Sichuan Senmiao, pursuant to a series of contractual arrangements (the “VIE Agreements”) with Sichuan Senmiao and each of its equity holders. Senmiao Consulting became the primary beneficiary of Sichuan Senmiao. The contractual arrangements had been in place since the establishment of Senmiao Consulting (the “Restructuring”). On March 23, 2022, shareholders with 94.5% equity interests of Sichuan Senmiao and Senmiao Consulting terminated the VIE Agreements. On March 28, 2022, these shareholders further sold a total of 94.5% equity interests of Sichuan Senmiao to Senmiao Consulting with a total consideration of zero due to continuous loss. Sichuan Senmiao became the majority owned subsidiary of Senmiao Consulting accordingly.

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

On November 21, 2018, Senmiao entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi, pursuant to which Senmiao acquired an aggregate of 60% of the equity interest of Hunan Ruixi with a consideration of zero. Senmiao closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. On February 12, 2024, Senmiao, Hunan Ruixi and its other shareholders entered into a Share Swap Agreement (the “Hunan Ruixi Share Swap Agreement”), pursuant to which, Senmiao purchased 5% equity interest from other shareholders of Hunan Ruixi at a total purchase price of $472,815, payable in the Company’s shares of common stock, par value $0.0001 per share at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding February 1, 2024. On February 27, 2024, the issuance of shares of the Company’s common stock for this transaction has been completed and on March 28, 2024, the registration procedures for the change in shareholders was completed. As of the date of this Report, Senmiao has made the cash contributions with aggregated amount of $6,000,000 to Hunan Ruixi. Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively.

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

On October 22, 2021, the Company, Senmiao Consulting, XXTX and its other shareholders further entered into a Share Swap Agreement (the “XXTX Share Swap Agreement”), pursuant to which the Company, through Senmiao Consulting, purchased all of the remaining equity interests the original shareholders held in XXTX at a total purchase price of $3.5 million, payable in the Company’s shares of common stock, par value $0.0001 per share at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding the date of the XXTX Share Swap Agreement. On November 9, 2021, the issuance of 533,167 (5,331,667 pre reverse split) shares of the Company’s common stock for this transaction has been completed and on December 31, 2021, the registration procedures for the change in shareholders was completed. As a result, XXTX became a wholly-owned subsidiary of Senmiao Consulting.

As of the date of this Report, Senmiao Consulting has made a cumulative capital contribution of RMB40.41 million (approximately $5.60 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of the date of this Report, XXTX had eight wholly owned subsidiaries and two of them have operations.

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

Our Corporate Structure

The following diagram illustrates the Company’s corporate structure as of the date of this Report:

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

On March 31, 2022, Hunan Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above shall be terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As a result of the Termination Agreement, we no longer have a controlling financial interest in Jinkailong and have determined that Jinkailong was deconsolidated from our consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is our equity investee company since then. As of March 31, 2024, the paid-in capital of Jinkailong was zero.

Actual and Potential Impact of Coronavirus (COVID-19) in China on Our Business

Impact on the Automobile Transactions and Related Services

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of March 31, 2024, 108 online ride-hailing drivers Hunan Ruixi serviced rendered their automobiles to Hunan Ruixi. For the years ended March 31, 2024 and 2023, we recognized provision for credit losses of $4,209 and $0, respectively, against receivables from these purchasers served by Hunan Ruixi. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the year ended March 31, 2024, the number of newly rendered automobiles decreased to 0 as compared with 7 during the year ended March 31, 2023. However, our daily cash flow will be adversely impacted as a result of the unsatisfied collection from the online ride-hailing drivers and our potential guarantee expenditure pursuant to the financing agreements we guaranteed. Our cash flow has been adversely impacted by local resurgences of COVID-19 in Chengdu, Changsha and Guangzhou while China kept applying the zero-COVID policy control and prevention measures especially from September to November 2022, which had negative impact on the online ride-hailing market accordingly due to travel restriction. In addition, our automobile purchasers and lessees may be unable to generate sufficient income to make their monthly rental, which shall have significant negative impact on our revenue from automobiles leasing. If we experience a widespread default by our automobile purchasers/lessees, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

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

Customers

The significant majority of our Operating Entities’ customers are online ride-hailing drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving an online ride-hailing car, our customers choose to lease automobile from us or become affiliated with us who offer them a simplified and smooth process to obtain qualified cars for online ride-hailing. The automobile lessees typically lease automobiles which meet the criteria of cars used for online ride-hailing for their own business in the industry. The automobile purchasers typically become affiliated with Hunan Ruixi through affiliation agreements pursuant to which Hunan Ruixi, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements. The users of Xixingtianxia platform typically use it to view and take customer orders for rides.

Our Auto Business Entities acquire customers through the network of sales teams from third-party and our related party, cooperated lease companies and our own efforts including online advertising and billboard advertising. Our operating entities also send out fliers and participate in trade shows to advertise our services. During the year ended March 31, 2024, we serviced over 2,000 customers for our Automobile Transaction and Related Services. During the year ended March 31, 2024, approximately 4.9 million rides with gross fare of approximately $15.1 million were completed through our platform orders.

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

As for the Cybersecurity risk assessment as well as the mitigation measure taken by the Company, please refer to the discussion under Item 1C – Cybersecurity for more details.

Post-Financing Services and Collection Monitor

The Drivers Management department and Post Financing Management department of our Auto Business Entities are in charge of monitoring and managing monthly payments by the purchaser/lessee. Every car purchased or leased through us has a GPS device installed, which helps us locate the car. Our Drivers Management monitor the daily gross income of our served online ride-hailing drivers through our cooperated online ride-hailing platforms as well as trace the location of each car at least every day. If there is any indicator such as the driver’s daily income is far behind the average level or the trajectory is unusual, our Drivers Management department shall contact the driver immediately and deliver the case to the Post Financing Management department to repose the car if necessary. The Drivers Management also monitor the daily using expenditures of each car such as the traffic violations penalty and maintenance expenses once a week. The car shall be reposed if the accumulated amount of those expenses exceeds the threshold. After a car is repossessed, our Auto Business Entities store it in a warehouse and later re-lease it to new customers or dispose of the automobile in accordance with law and relevant contracts. If our Auto Business Entities are unable to repossess collateral from a delinquent automobile purchaser/lessee, they may commence a lawsuit against such purchaser/lessee.

Competition

The online ride-hailing industry in China is intensively competitive and full of rapid changes in technology, shifting user preferences and frequent introduction of new services and products. There were approximately 300 automobile financing and leasing companies that provide automobile purchasing and leasing services to online ride-hailing drivers in Chengdu and Changsha City as of June 2024. We face significant competition primarily from companies that operate in Chengdu City, such as Sichuan Hengchuang Times Automobile Serving Co., Ltd., and Changsha Zitai Automobile Leasing Co., Ltd.

Meanwhile, Didi Chuxing Technology Co., Ltd. (“Didi”) takes over 80% market share of the online ride-hailing platforms in China according to the public information. We choose to cooperate with well-known aggregation platforms to commence our online ride-hailing platform business rather than competing with Didi directly. As of June 2024, there were approximately 100 companies who operate their own online ride-hailing platforms and have established business relationships with Gaode in Chengdu and Changsha, our major operation cities and are engaged in the same business as ours. We face significant competition primarily from platforms that have operation in Chengdu and Changsha City, such as Caocao, Robotaxi and T3 Chuxing. We expect to have more cooperation with other aggregation platforms in the online ride-hailing industries to have more competitive advantage in the industry.

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

Cybersecurity and Information Security

For description of the historical regulatory landscape of Cybersecurity and Information Security, please refer to pages 15 to 19 in our annual report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on July 13, 2023, which is incorporate by reference herein.

On March 22, 2024, CAC adopted Regulations to Promote and Standardize Cross-Border Data Flows. The new regulation optimizes and adjusts the outbound data transfer system, including security assessment for outbound data transfer, cross-border transfer of personal information through concluding standard contract, and personal information protection certification. The new regulations appropriately relax the conditions for cross-border flow of data and narrow the scope of data outbound security assessment, so as to facilitate cross-border flow of data and reduce the compliance costs of enterprises.

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

In the meantime, the PRC regulatory authorities have also enhanced the supervision and regulation on cross-border data transmission. For example, on October 29, 2021, the Measures for the Security Assessment of Cross-border Data Transmission (Draft for Comment) were proposed by the CAC for public comments, which require that any data processor providing important data collected and generated during operations within the PRC or personal information that should be subject to security assessment according to law to an overseas recipient shall conduct security assessment. The final Measures was promulgated on July 7, 2022 and was effective on September 1, 2022. The measures provide five circumstances, under any of which data processors shall, through the local cyberspace administration at the provincial level, apply to the CAC for security assessment of data cross-border transfer. These circumstances include: (i) where the data to be transferred to an overseas recipient are personal information or important data collected and generated by operators of critical information infrastructure; (ii) where the data to be transferred to an overseas recipient contain important data; (iii) where a personal information processor that has processed personal information of more than one million people provides personal information overseas; (iv) where the personal information of more than 100,000 people or sensitive personal information of more than 10,000 people are transferred overseas accumulatively; or (v) other circumstances under which security assessment of data cross-border transfer is required as prescribed by the CAC. As of the date of this Report, the above measures have not been formally adopted, and substantial uncertainties still exist with respect to the enactment timetable, final content, interpretation and implementation of these measures and how they will affect our business operation.

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

In order to manage the rapidly growing online ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport (the “MOT”), jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services, which was amended on December 28, 2019 and November 30, 2022, which legalizes online ride-hailing services such as XXTX and requires the online ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses and take full responsibility of the ride services to ensure the safety of riders. According to the Interim Measures, (i) the competent transport department of the State Council shall be responsible for guiding the administration of online ride hailing services nationwide, (ii) the competent transport department of the government of a province or an autonomous region shall be responsible for guiding the administration of online ride hailing services within its respective administrative region, and (iii) the competent transport department of a municipality directly under the central government, a city divided into districts, a county, or other competent administrative department designated by the government shall be responsible for the specific administration of online ride hailing service. Before carrying out online ride hailing services, an online ride hailing service platform must obtain a permit for the online ride hailing business and complete the record filing of internet information services with the provincial communications administration in the place of its enterprise registration. Such platform must be capable of exchanging and processing the relevant information and data with its servers located within the PRC, establish a sound operational management system, work safety management system and service quality assurance system, and fulfill other conditions as prescribed. Platforms that conduct the online ride hailing business without obtaining the necessary permit may be subject to an order of correction, a warning by the local authority, a fine of RMB10,000 (US$1,384) to RMB30,000 (US$4,155), or even criminal liabilities if a violation constitutes a crime. Vehicles used for online ride hailing services must also satisfy certain conditions in order to obtain the transportation permit for vehicles used for online ride hailing services, including, among others, installation of satellite navigation system and emergency alarm devices, and meeting certain operational safety criteria. The Interim Measures also impose certain requirements on drivers engaged in online ride hailing services, including, among others, a driving experience of more than three years and no transport or driving related or violent criminal offense or violent crime record. Drivers must meet the prescribed conditions and pass the relevant exams before they can obtain the driver’s license for online ride hailing services. Platforms may be subject to an order of correction and a fine of RMB5,000 (US$692) to RMB10,000 (US$1,384), and in severe cases a fine of RMB10,000 (US$1,384) to RMB30,000 (US$4,155), if the relevant vehicle or driver providing the online ride hailing services has not obtained the applicable permit. Furthermore, the Interim Measures also provide that competent local governmental authorities may formulate detailed implementing rules for their respective regions in accordance with the Interim Measures and in light of local conditions.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the local online reservation taxi operating license in Chengdu and Changsha, the two major cities, and other 27 cities from April 2020 to June 2024, issued by local authorities, to operate the online ride-hailing platform services. Without a requisite automobile certificate or driver’s license, ride-hailing drivers may be suspended from providing online ride-hailing services, their illegal income may be confiscated and they may be subject to fines amounting to RMB200 (US$28) to RMB2,000 (US$277) for each offense.

However, approximately 25% of our online ride-hailing drivers had not obtained the driver’s license as of March 31, 2024 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing online ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information form online ride-hailing services to unqualified vehicles and drivers. During the year ended March 31, 2024, we have been fined by approximately $76,000 by Traffic Management Bureaus in Chengdu, Changsha, Guangzhou and Tianjin, of which, approximately $30,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities. We are in the process of assisting the drivers to obtain the required certificate and license, such as providing registered and training services. However, there is no guarantee that all of the drivers who run their online ride-hailing business through our platform would be able to obtain all the certificates and licenses.

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

In connection with our historical automotive financing facilitation business, Hunan Ruixi provided guarantees to our financing partners in connection with the financing of the purchase of automobiles and such guarantee business is not our principal business, which had no significant impact on our operation result. It is uncertain whether this practice would be deemed as operations in financing guarantee business. See “Risk—Risks Relating to Our Industry and Business—We are required to obtain certain licenses and permits for our business operations, and we may not be able to obtain or maintain such licenses or permits.”

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

Regulations Related to Internet Advertising

The Measures for Administration of Internet Advertising (the “Internet Advertising Measures”), were adopted by the MSA and became effective on May 1, 2023. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 (US$13,840) may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 (US$692) to RMB30,000 (US$4,155) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB5,000 (US$692) to RMB30,000 (US$4,155). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

Regulations Related to Company Establishment, Dividend Distribution and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the “Company Law”), which was issued by the SCNPC and was last amended in December 2023 and will come into effect as from July 1, 2024. The Company Law applies to both PRC domestic companies and foreign-invested companies. All of our subsidiaries in China are subject to the Company Law. According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies.

The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Foreign Investment Law and the Implementing Rules of the PRC Foreign Investment Law (the “Implementing Rules”), which was approved by the National People’s Congress of China in March 2019 and December 2019, respectively. The PRC Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, and their respective implementing rules. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. However, relevant PRC laws and regulations permit payments of dividends by the Group’s entities incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. As of March 31, 2024, the total respective registered capital of all the Company’s direct subsidiaries was approximately RMB513 million (approximately $71.1 million).

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

As of March 31, 2024, most of the Company’s subsidiaries incorporated in the PRC have suffered accumulated loss and the Company concluded all the subsidiaries did not have abilities to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Furthermore, even though the Company currently does not require any such dividends, loans or advances from the PRC entities for working capital and other funding purposes, the Company may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to its shareholders

Except for the above, there is no other restriction under PRC laws and regulations for PRC companies on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company, as long as the PRC companies completed all required procedures, including the tax payment certification and tax declaration.

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

Regulations Relating to Vehicle Rental Services

Pursuant to the Administration Measures for Operations and Services of Small and Micro Passenger Vehicles issued by the Ministry of Transport on December 20, 2020 and last amended on August 11, 2021, rental business operators of small and micro passenger vehicles shall carry out record-filing procedures with the city or county level counterparts of the Ministry of Transport where the business operations are conducted, within 60 days after completing the relevant registration formalities with the local counterparts of the State Administration for Market Regulation, or within 60 days after establishing new service agencies to carry out relevant business activities. To qualify for the record filing procedures, an applicant entity shall satisfy, among others, the following requirements: (i) being an independent legal person registered under the PRC law; (ii) the vehicles used for rental business operations passing quality inspections, and the registered nature of these vehicles being “rental”; (iii) having the business premises and management personnel eligible for the rental business; (iv) establishing corresponding service institutions and having corresponding service capabilities locally; (v) developing comprehensive operation and management systems, service procedures, safety management systems, and emergency response plans. Failure to complete the record-filing procedures may subject the rental business operators of small and micro passenger vehicles to orders to rectify and fines ranging from RMB3,000 (US$416) to RMB10,000 (US$1,384). All vehicles used for our Auto Operating Leasing have obtained the required licenses and completed the registration.

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

In January 2019, the SAT issued Announcement on the Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2019 Circular 2”). Pursuant to SAT 2019 Circular 2, from January 1, 2019 to December 31, 2021, for small low profit enterprises, (i) the tax rate for the first RMB1 million the annual income does not exceed RMB1 million is 20% and the taxable income is 25% of the annual taxable income; (ii) the tax rate for the portion of annual income that exceeds RMB1 million but does not exceed RMB3 million is 20% and the taxable income is 50% of the annual income. SAT 2019 Circular 2 also defines “small low profit enterprises” as enterprises who are engaged in industries not restricted or prohibited and meet the three conditions of (i) annual taxable income of RMB3 million or lower, (ii) employees’ number of 300 or lower; and (iii) total assets of RMB50 million or lower. On March 18, 2022, the SAT issued Announcement on the Further Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2022 Circular 13”). Pursuant to SAT 2022 Circular 13, the preferential income tax reduction policy for small low profit enterprise shall be expanded from January 1, 2022 to December 31, 2024. During the calendar years ended December 31, 2022 and 2023, all our subsidiaries in China met the three criteria and enjoyed the preferential tax rates.

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

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our services and 13% for our automobile sales, operating lease and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. In addition, as part of the Chinese government’s effort to ease the burden of businesses affected by COVID-19, the Ministry of Finance and the State Administration of Taxation temporarily reduced or exempted VAT on revenues derived from the provision of certain transportation services from January 2020 to March 2021 and from January 1, 2022 to December 31, 2022. During the fiscal year ended March 31, 2023, our revenues generated from our Online Ride-hailing Platform Services was exempted from duty since April 1, 2022 to December 31, 2022. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

The Trial Measures, together with the Guidance Rules and Notice prescribe that, amongst others: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, but these issuers shall still be subject to filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

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

The Trial Measures provide the CSRC with power to warn, fine, and issue injunctions against both PRC domestic companies, their controlling shareholders, and their advisors in listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures: (1) PRC domestic companies, and their controlling shareholders if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB1 million and RMB10 million ($138,408 and $1,384,083); the Subject Individuals in these entities may severally, face warnings and fines between RMB0.5 million and RMB5 million ($69,204 and $692,040). (2) Advisors in listing or offering securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB0.5 million and 5 million ($69,204 and $692,040); the Subject Individuals in these advisor entities may, severally, face warnings and fines between RMB0.2 million and RMB2 million ($27,682 and $276,820).

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

Human Capital

As of the date of this Report, we had a total of 55 full-time employees including three executive officers, 45 employees in our Automobile Transaction and Related Services segment and 7 employees in our Online Ride-hailing Platform Services segment.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services segment:

Function	Number of Employees
Management	2
Legal & Risk Management	9
Operations	7
Marketing	4
Drivers & Automobile Management and Services	7
Technology	2
Human Resources & Administration	7
Finance and Accounting	6
Internal Control and Audit	1
Total	45

The following table sets forth the breakdown of our employees by function in our Online Ride-hailing Platform Services segment:

Function	Number of Employees
Management	2
Operations	3
Finance and Accounting	2
Total	7

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

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 19 software copyrights and 53 trademarks. We have two trademark applications pending at the PRC Trademark Office. We have also registered numerous domain names, including www.51ruixi.com, www.91xixing.com/, 91xixingcd.com, www.coreneltech.com, www.senmiaotech.com and senmiaotechir.com. The information on our websites is not part of, or incorporated in, this Report.

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

Risk Factors Summary

Risks Related to Our Business and Industry

●	We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.
●	If we fail to cost-effectively attract and retain online ride-hailing drivers, or to increase the profitability of our platform by existing users, our business, results of operations and financial condition could be materially and adversely affected.
●	Relationship between us, our affiliates and Gaode Maps and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.
●	Our customers’ failure to fully comply with PRC online ride-hailing-related laws may expose us to potential penalties and negatively affect our operations.
●	We are exposed to credit risk in our auto financing and prior auto financing facilitation businesses.
●	Our failure to lease cars that we purchased from dealers or leased from other automobile rental companies with a satisfied utilization may have a material and adverse effect on our business, financial condition and results of operations.
●	If data provided by automobile lessees and other third-party sources or collected by us are inaccurate, customer trust in us could decline.
●	We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.
●	If our safety system fails to ensure user safety while using our online ride-hailing platform, our business, results of operations and financial condition could be materially and adversely affected.
●	Changes to pricing for our online ride-hailing services could materially and adversely affect our ability to attract or retain riders and qualified drivers.
●	Any significant disruption in our IT systems could materially and adversely affect our business.
●	If we fail to obtain and maintain the requisite licenses and approvals required for our online ride-hailing business, our business may be materially and adversely affected.
●	We rely primarily on a third-party insurance policy to insure our auto-related risks.
●	We rely on third-party payment processors to process payments made by our business partners.
●	Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.
●	Our business is subject to laws, regulations and regulatory policies that are being continuously amended and improved, and the interpretation and implementation of newly established policies may remain uncertain, which could have an adverse impact on our business and future prospects.
●	We have identified material weaknesses in our internal control over financial reporting.
●	Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCA Act, in the future if the PCAOB is unable to inspect or investigate completely our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors would deprive our investors of the benefits of such inspections.
●	We face risks related to natural disasters, health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations.

Risks Related to Doing Business in China

●	Our current corporate structure and business operations may be affected by the Foreign Investment Law.
●	Our previous contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.
●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.
●	Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.
●	We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.
●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.
●	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.
●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.
●	Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.
●	We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.
●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of from our public offerings to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.
●	We rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.
●	Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.
●	Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.
●	Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.
●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.
●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

Risks Related to Our Securities

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
●	The market price for our common stock may be volatile.
●	We have a significant number of outstanding warrants.

Other General Risk Factors

●	We may need additional capital, and financing may not be available on terms acceptable to us.
●	Any harm to our brands or reputation may materially and adversely affect our business.
●	A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.
●	Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.
●	From time to time, we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

Risks Related to Our Business and Industry

We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our key target markets of Chengdu and Changsha, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. Our success in a given geographic market significantly depends on our ability to maintain or increase the scale of our network in that geographic market by attracting and keeping drivers to engage their ride-hailing business through our platform or leasing automobiles provided by us. We face intense competition in the Automobile Transaction and Financing Services, as well as the Online Ride-hailing Platform Services. We face significant competition from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with online ride-hailing drivers, automobile dealers, automobile leasing companies and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which allow them to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. As a consequence, our services may be less attractive to consumers and cause us to lose market share.

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

Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices. On May 16, 2023, Changsha Transportation Bureau announced that the application for new online car transportation licenses was suspended from May 16, 2023 and Chengdu Transportation Bureau also released risk warnings in its monthly online ride-hailing industry operation monitoring information. However, we expect the fierce competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken, or fail to improve, and we could experience growth stagnation or even a decline in revenue that could materially and adversely affect our business, results of operations and financial condition.

If we fail to cost-effectively attract and retain online ride-hailing drivers, or to increase the profitability of our platform by existing users, our business, results of operations and financial condition could be materially and adversely affected.

The growth of our online ride-hailing platform depends in part on our ability to cost-effectively attract and retain online ride-hailing drivers who satisfy our screening criteria and procedures, and to increase their utilization of our platform. However, to attract and retain qualified drivers, we have, among other things, offered incentives for drivers, which would adversely affecting the liquidity and financial performance. Since December 2023, in order to improve the efficiency of the daily operation and profitability of our platform, we have engaged a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to it in most of cities our platform operates in. We also reduced the incentives paid to the drivers and had witnessed both the number of Active Drivers on our platform and the total number of the completed orders decreased accordingly.

Other factors beyond of our control, such as laws and regulations limiting in the markets in which we operate, vehicles or insurance, and the vehicle quantity control of PRC government, may also reduce the number of Active Drivers on our platform or their utilization of our online ride-hailing platform. However, the increasing number of online ride-hailing drivers in the market may cause the decrease of average income of each driver, which, in return would make our platform, or the whole industry less attractive to drivers. For example, according to the MOT of the People’s Republic of China, the total number of certificated online ride-hailing drivers was approximately 7.0 million in April 2024 as compared 5.4 million in April 2023. Considering the number of online ride-hailing drivers keep increasing while the consumer demand has no significant increase in current months in China, the MOT of certain cities, such as Changsha, Sanya has suspended issuing new online booking taxi transportation certificates and transport certificates since April 2023 accordingly.

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

We also cooperate with local automobile dealers, automobile leasing companies, financial institutions and others to attract online ride-hailing drivers to run their business through our platform and provide automobile transaction and financing services. Our ability to acquire customers depends on our own marketing efforts through online advertising and billboard advertising, as well as the network of different third party sales teams. We intend to strengthen relationships with existing financing partners and develop new relationships for our automobile transaction and financing business. If we are not able to attract or retain cooperative automobile dealers, automobile leasing companies with favorable term as new business partners on acceptable terms, our business growth will be hindered and our results of operations and financial condition will suffer.

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

The online ride-hailing industry is highly regulated in China. According to the guidelines issued by the different local authorities in China, including our major operations, Chengdu and Changsha, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required for a driver to operate the online ride-hailing business. Approximately 25% of our served online ride-hailing drivers have not obtained the online reservation taxi driver’s certificates as of March 31, 2024. During the year ended March 31, 2024, we have been fined by approximately $76,000 by Traffic Management Bureaus in Chengdu, Changsha, Guangzhou and Tianjin, for the non-compliance on taxi driver’s certificates, of which, approximately $30,000 was further compensated by drivers or cooperated third parties. We cannot assure you that we will not be subject to further fines, penalties or more severe administrative actions or proceedings in the future. If we or drivers or vehicles on our platform fail to obtain or maintain any required licenses, permits or approvals or make any necessary filings in a timely matter or at all, we may be subject to a variety of penalties, including fines or potentially being forced to suspend, terminate or significantly reduce our operations in the city or jurisdiction. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or receive substantial fines.

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

As described in the section titled “Business” above, as of March 31, 2024, approximately 108 online ride-hailing drivers in Changsha exited the online ride-hailing business and rendered their purchased automobile to Hunan Ruixi for sublease or sales in order to offset monthly payment owed to Hunan Ruixi and the financial institutions. Their Financing Agreements with the financial institutions are still valid and in effect. Pursuant to the Financing Agreements, the right of the automobile collateral to the financial institution belongs to the financial institution and without their consent, we may not dispose of, use, or take possession of those automobiles. To prevent the default in payments to the financial institutions and us, the drivers authorized us orally or in writing to sublease or sell the automobiles to other parties, and use the cash generated from the sublease or sales to cover the monthly installment payments to the financial institution and the monthly installment service fees as well as the automobile registration related fees that we previously advanced during the remaining original lease terms to us. As prior consent from the financial institutions have not been obtained, the financial institutions may require us to stop sublease and return the automobiles immediately. We may also be required to pay penalties to the financial institutions. Although we have not received any demand from any financial institution to stop the sublease practice, there is no assurance that future demand to stop such practice may not come along; if so, we may experience economic loss and reputation damage as a result.

If we are unable to collect our revenue, repossess or sub-lease the cars held by the defaulted customers in a cost-effective manner, our business and results of operations would be materially and adversely affected.

Failure to collect lease/purchase payments may have a material adverse effect on our business operations and financial positions. We monitor the daily gross income of our served online ride-hailing drivers through our cooperated online ride-hailing platforms as well as trace the location of each car at least every day. We also monitor the using expenditures of each car such as the traffic violation penalty and maintenance expenses once a week. If there is any negative indicators on the collectability of our revenue, we shall repose the car if necessary. Our measures to track the cars include installing GPS trackers on cars. We cannot assure you that we will be able to successfully locate and recover the cars. We have in the past failed to repossess one car as the GPS trackers failed to function properly or had been disabled, and we cannot assure you that this incident will not happen again the future. We also cannot assure you that there will not be regulatory changes that prohibit the installation of GPS trackers, or the realized value of the repossessed cars will be sufficient to cover our customers’ payment obligations. If we cannot repossess some of these cars or the residual values of the repossessed cars are lower than we expected and not sufficient to cover the automobile purchaser/lessee’ payment obligation, our business, results of operations and financial condition may be materially and adversely affected.

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

We are exposed to credit risk in our Auto Businesses. Our current risk management system may not be able to accurately assess and mitigate all risks to which we are exposed, including credit risk.

We are exposed to credit risk as our equity investee company, Jinkailong is required to provide guarantees to most of their financing partners on the financing for automobile purchases facilitated by them in prior years. As of March 31, 2024, the maximum contingent liabilities Jinkailong would be exposed to was approximately $2.9 million, respectively, assuming all the automobile purchasers were in default. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $485,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance. For the year ended March 31, 2024, we recognized estimated provisions loss of approximately $500 for the guarantee services as a result of default by the automobile purchasers. Customers may default on their lease/purchase payments for a number of reasons including those outside of their or our control. The credit risk may be exacerbated in automobile financing due to the relatively limited credit history and other available information of many consumers in China. If we experience a widespread default by our automobile lessees/purchasers, our cash flow and results of operations will be materially and adversely affected. As a consequence, we could face shortfalls in liquidity without extra financing resources for the foreseeable future and lose the ability to grow our business or may even be required to scale down or restructure our operations.

We are required to obtain licenses and permits related to financing and lending in China for our business operations, and we may not be able to obtain or maintain such licenses or permits.

We may be deemed to operate financing guarantee business by the PRC regulatory authorities. Under certain arrangements in the services, Hunan Ruixi and Jinkailong provided guarantees to their customers who applied for financing in prior years with certain of their financing partners. In August 2017, the PRC State Council promulgated the Regulations on the Administration of Financing Guarantee Companies (the “Financing Guarantee Rules”), which became effective on October 1, 2017. Pursuant to the Financing Guarantee Rules, “financing guarantee” refers to the activities in which guarantors provide guarantee to the guaranteed parties as to loans, bonds or other types of debt financing, and “financing guarantee companies” refer to companies legally established and operating financing guarantee business. According to the Financing Guarantee Rules, the establishment of financing guarantee companies are subject to the approval by the relevant governmental authority, and unless otherwise stipulated, no entity may operate financing guarantee business without such approval.

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

In January 2019, we started to purchase automobiles from automotive dealers for sales. As we shifted our business focus to automobile rental since March 2020, we lease automobiles mainly for operating lease during the year ended March 31, 2024. We primarily purchase or lease automobile models that are reliable, affordable and based on the local regulation requirement of the automobiles used for online ride-hailing, feedback from and market analysis as to perception and demand for such models, and that will appeal to lessees in lower-tier cities. We adopt a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for various rental solutions. During the year ended March 31, 2024, our average utilization of the automobiles for operating lease, including the ones leased to Jinkailong, was approximately 79.7%, as compared with 64.9% in the year ended March 31, 2023. However, we have limited experience in the operating lease of automobiles, and there is no assurance that we will be able to do so effectively and the utilization of automobiles held for operating lease is satisfied to generate sufficient profit and cash. Demand for the automobiles that we purchase or lease can change significantly between the time the automobiles are purchased and the date of sale or lease. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, market conditions for the online ride-hailing, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

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

Since December 2023, we have engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate our online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities our platform operates in. Anhui Lianma has set up a safety system to check online ride-hailing drivers and their vehicles to identify those that are not qualified to utilize our platform pursuant to applicable laws and regulations or our internal standards. We have also established a 24/7 emergency response mechanism to deal with emergency safety issues. Gaode Maps and other online ride-hailing platforms also have various safety measures through mobile apps, such as one-button emergency calls, to protect riders during the trips.

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

Gaode Maps settles payments to XXTX’s accounts in Alipay once a week. Other Partner Platforms settles payments to accounts of Auto Business Entities in Alipay or banks once a week. In general, after deducting service fees of these platforms, the remaining amounts, including the earnings of the drivers and our service fees, are transferred to those accounts in Alipay or other banks. Then we settle the payments with the online ride-hailing drivers we served.

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

We rely on third-party payment processors, such as Alipay and commercial banks, to process payments made by our business partners and payments made to online ride-hailing drivers on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternative payment processor, and may not be able to secure similar terms or replace such payment processor in an agreeable timeframe. Further, the software and services provided by our third-party payment processors may fail to meet our expectations, contain errors or vulnerabilities, encounter disruption or compromise, or experience outages. Our third-party payment processors may also be penalized or suspended if they fail to protect personal information in compliance with relevant laws and regulations. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to private car owners and taxi drivers on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain users.

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

In connection with our online ride-hailing business, we have integrations with Gaode Maps, Alipay, Partner Platforms and other third-party service providers. As our online ride-hailing services expand and evolve, we may have an increasing number of integrations with third-party applications, products and services. Third party applications, products and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following such changes. In addition, some of our competitors or technology partners may take actions which disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to and the terms on which we operate and distribute our platform. As our online ride-hailing services continue to evolve, we expect the types and levels of competition to increase. Should any of our competitors or technology partners modify their products, standards or terms of use in a manner that degrades the functionality or performance of our platform or gives preferential treatment to competitive products or services or is otherwise disadvantageous to us, our business, results of operations and financial condition could be materially and adversely affected.

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

As of March 31, 2024, our business is available in 22 cities in China. As the online ride-hailing industry is still at a relatively early stage of development, new laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our business activities. For example, we generally treat drivers as independent contractors, but that determination may be challenged. See “Risks—Our business would be adversely affected if drivers were classified as employees, workers or quasi-employees”. A large number of proposals are before various regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As of March 31, 2024, we had not been subject to any material fines or other penalties under any PRC laws or regulations as to our business operations. As we expand into new cities or as we add new products and services to our platform, we may become subject to additional laws and regulations that we are not subject to now. However, if the PRC government tightens regulatory for industries our business been involved in the future, and subject industry participants to new or specific requirements (including without limitation, capital requirements and licensing requirements), our business, financial condition and prospects would be materially and adversely affected. Meanwhile, compliance with existing and future rules, laws and regulations can be costly and if our practice is deemed to violate any existing or future rules, laws and regulations, it may face injunctions, including orders to cease non-compliant activities, and may be exposed to other penalties as determined by the relevant government authorities as well.

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

We had net losses of $4,234,214 and $3,790,693 in the years ended March 31, 2024 and 2023, respectively. We may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we schedule to attract more customers and further enhance and develop our current businesses and may seek for other profitable business in the future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

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

In connection with the audit of our consolidated financial statements for the year ended March 31, 2024, we have identified “material weaknesses” and other control deficiencies including significant deficiencies in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an ICP certificate. PRC regulations also impose sanctions for engaging in the operation of online data processing and transaction processing without having obtained an online data processing and transaction processing, or ODPTP, certificate (ICP and ODPTP are both sub-sets of value-added telecommunication business certificates). These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to cease operation. To the extent that the PRC regulatory authorities require such value-added telecommunication certificate to be obtained or set forth rules that impose additional requirements. As of the date of this Report, none of our subsidiaries have been authorized VATS licenses as we do not operate the value-added telecommunications services as defined by the regulations. However, it is uncertain whether any of our business are defined as the operation of a value-added telecommunication business in the future and we do not obtain such certificate, we may be subject to the sanctions described above.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the CSRC stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. To the best knowledge of this Company, as of the date of this Report, current Chinese laws and regulations do not forbid us from issuing securities overseas. On December 24, 2021, the CSRC published the Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Administrative Provisions”) and the Administration Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Filing Measures”). The Draft Administrative Provisions and the Draft Filing Measures lay out requirements for filing and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. On the same date, the CSRC circulated Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions, or collectively, the Guidance Rules and Notice, on CSRC’s official website. The Trial Measures, together with the Guidance Rules and Notice reiterate the basic principles of the Draft Administrative Provisions and Draft Filing Measures and impose substantially the same requirements for the overseas securities offering and listing by domestic enterprises, and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, but these issuers shall still be subject to filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Specifically, pursuant to the Trial Measures, our future securities offerings in the Nasdaq Capital Market where we have previously offered and listed shall also be filed with the CSRC within 3 working days after the offering is completed. The Trial Measures provide the CSRC with power to warn, fine, and issue injunctions against both PRC domestic companies, their controlling shareholders, and their advisors in listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures: (1) PRC domestic companies, and their controlling shareholders if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB1 million and RMB10 million ($138,408 and $1,384,083); the Subject Individuals in these entities may severally, face warnings and fines between RMB0.5 million and RMB5 million ($69,204 and $692,040). (2) Advisors in listing or offering securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB0.5 million and RMB5 million ($69,204 and $692,040); the Subject Individuals in these advisor entities may, severally, face warnings and fines between RMB0.2 million and RMB2 million ($27,682 and $276,820). As the Trial Measures are newly issued, there remain uncertainties regarding its interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for our future offerings and fully comply with the relevant new rules on a timely basis, if at all. In addition, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

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

As March 31, 2024, the Company has made accumulated capital contributions and loans of $21.1 million and $2.1 million directly to the subsidiaries, respectively. The contributions were generated from our historical offering proceeds. Besides, the Company also loaned accumulated approximately $1.7 million to the equity investee company, Jinkailong, through our subsidiaries in PRC in prior years. The loans were from the daily operation of these subsidiaries.

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

Substantially all of our revenues and expenditures are denominated in RMB, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power in RMB terms of our U.S. dollar assets and the proceeds from our public offerings. Our reporting currency is the U.S. dollar while the functional currency for our PRC subsidiaries is RMB. Gains and losses from the re-measurement of assets and liabilities that are receivable or payable in RMB are included in our consolidated statements of operations. The re-measurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of RMB relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of March 31, 2024 and 2023, we did not make adequate employee benefit contributions in the amount of $1,137,887 and $1,086,526, respectively, for our continuing operations. We accrued the amount in accrued payroll and welfare. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On August 16, 2021, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On February 15, 2022, we received a letter from Nasdaq informing that trading of the Company’s common stock will be suspended at the opening of business on February 24, 2022, unless the Company requests an appeal of Nasdaq’s determination. The Company has timely requested an appeal and on May 5, 2022, the Nasdaq Hearings Panel (the “Panel”) confirmed the Company has regained compliance with the minimum bid price through a reserve stock split effective on April 6, 2022. The Panel has also determined to impose a Panel Monitor for a period of one year from the date of the letter, or until May 5, 2023 to monitor the Company’s continued compliance with all Nasdaq continued listing requirements, pursuant to Nasdaq Listing Rule 5815(d)(4)(A). Should the Company fail to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirements for continued listing on Nasdaq, the staff will issue a Delist Determination Letter and promptly schedule a new hearing. On May 8, 2023, we received a notice from Nasdaq to inform the Company was in compliance with the applicable Nasdaq Listing Rules. On June 15, 2023, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On March 26, 2024, we received a letter from the Nasdaq notifying us that we have regained compliance with the Nasdaq Capital Market’s minimum bid price requirement and the matter is closed.

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

Pursuant to the Purchase Agreements with investors in our offerings in June 2019, May 2021 and November 2021, we issued to the investors a series of warrants. The issuance of shares of common stock upon the exercise of the warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock. In addition, the so-called full-ratchet anti-dilution protections and reset provisions, subject to limited exceptions, would reduce the exercise price of the warrants in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share.

As of the date of this Report, there were 6,045,663 shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.25 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

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

To date, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2021, 2022 and 2023 were increases of 0.9%, 2.0% and 0.2%, respectively. Although we have not been materially affected by inflation in the past, we may be affected by higher rates of inflation in China in the future, particularly if it affects labor costs. Unless we are able to control our labor costs or pass on these increased labor costs to our customers by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Risks from Cybersecurity Threats

The Company faces risks associated with cybersecurity threats in carrying out its business operations. For more details regarding the risks related to PRC’s cybersecurity regulation, see “Item 1A. Risk Factors—Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.”; and “Item 1A. Risk Factors—Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.”

For the year ended March 31, 2024, the Company was not subject to material fines or penalties in connection with cybersecurity, and there were no material cybersecurity incidents arising from cybersecurity or personal data protection.

Governance

Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. While our board of directors has a fiduciary duty to monitor and assess strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, overseeing cybersecurity risks and assisting the board of directors in its oversight over enterprise risk management. The audit committee also approves or disapproves any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines and manages risks associated with the independence of the board of directors. Our compensation and leadership development committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Engagement of Third-Party Service Providers

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in privacy laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.

We have relied on the third-party security assessment procedures and data outflow control procedures to manage risks from cybersecurity threats associated with our use of third-party service providers. For example, the servers of the system of XXTX are housed at third-party data centers, and its operations depend on the service providers’ ability to protect such systems in their facilities as well as their own systems. The qualified third-party performs security assessment by timely assessing their cybersecurity policies, data encryption and privacy policies and relevant certificates, establishing procedures in granting such third parties access to our database and requiring them to conduct regular inspections. Since in cooperation with third-party service providers may involve data outbound, we desensitize sensitive information before transferring such data.

Our Chinese subsidiaries and affiliates have incurred, and will continue to incur, significant expenses in an effort to comply with cybersecurity and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations to the date of this Report in all material respects.

Item 2. Properties

We currently maintain our principal executive office at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 143 square meters under a lease agreement that expires on June 30, 2024. The cost for the office is approximately $1,520 per month in aggregate. The Company previously entered into two office lease agreements in the same building, comprising an aggregate of 965 square meters with a monthly rental cost of approximately $10,700. The leasing term was from April 1, 2023 to March 31, 2026 while such lease was terminated in December 2023.

We maintain another office for our Automobile Transaction and Related Services and Online Ride-hailing Platform Services in the city of Changsha, China, comprising an aggregate of 650 square meters. We lease the office for a monthly rent of approximately $3,700 under a lease agreement that expires in May 2025.

We also lease a parking lot for automobiles and an exhibition hall in Changsha, with total areas of 2,500 square meters. The monthly rent for the parking lot and the exhibition hall is approximately $1,400 and approximately $1,800, respectively.

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

Holders

Based upon information furnished by our transfer agent, as of June 24, 2024, the Company had approximately 32 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our shares. Nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors has the discretion to declare and pay dividends in the future as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Foreign Investment Law, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside 10% of their after-tax profits of the year, if any, to statutory reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. As of March 31, 2024, the total respective registered capital of all the Company’s direct subsidiaries was approximately RMB513 million (approximately $71.1 million). And as of March 31, 2024, most of the Company’s subsidiaries incorporated in the PRC have suffered accumulated loss and the Company concluded none of subsidiaries has ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances.

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

Equity Compensation Plan Information

In September 2018, our board of directors adopted and in November 2018, our stockholders approved, the 2018 Equity Incentive Plan, pursuant to which a maximum of 200,000 (2,000,000 pre-reverse stock split) shares of common stock were reserved for issuance to our employees, officers, directors, consultants. The plan permits the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, stock bonus awards, and performance compensation awards. In March 2023 and April 2024, our annual meetings of stockholders for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares and 1,800,000 shares, respectively. As of the date of this Report, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

The following table provides information as of March 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2018 Equity Incentive Plan	—	—	1,770,371

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

Overview

We are a provider of automobile transaction and related services, connecting auto dealers and consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiary, Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company. Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and other 20 cities in China. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) monthly services where we provide management and related services to Partner Platforms and other companies and earn commission from them (the “Auto Commissions”); (iii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (iv) service fees from new energy vehicles (“NEVs”) leasing, automobile purchase services where we charge NEVs lessees or automobile purchasers for a series of the services provided to them throughout the leasing or purchase process based on the chosen product solutions, such as ride-hailing driver training, assisting with a series of administrative procedures and other consulting services (the “NEVs and Purchase Services”); (v) auto management and guarantee services provided to online ride-hailing drivers after the delivery of automobiles (the “Auto Management and Guarantee Services”); (vi) automobile sales where we sell new purchased or used cars to our customers (the “Auto Sales”); and (vii) other supporting services provided to online ride-hailing drivers. We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2024, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 1,892 automobiles under operating leases and 164 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the years ended March 31, 2024 and 2023:

	For the Years Ended
	March 31，
	2024		2023
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	1,492	$3,831,000	1,802	$3,453,000
Auto Commissions	—	$196,000	—	$179,000
Auto Financing	164	$58,000	144	$42,000
Auto Sales	2	$9,000	43	$243,000
Other Services	>860	$226,000	>1,000	$456,000

During the year ended March 31, 2024, our Auto Operating Leasing, Auto Commissions, Auto Financing, Auto Sales and other services income accounted for approximately 88.7%, 4.5%, 1.3%, 0.2% and 5.3% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, Auto Sales, and other services income accounted for approximately 79.0%, 4.1%, 1.0%, 5.6% and 10.3% for the year ended March 31, 2023, respectively.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the filing date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB40.41 million (approximately $5.60 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 22 cities in China, including Chengdu, Changsha and so on, providing them with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis.

Meanwhile, in order to strengthen our market position in certain cities, during the year ended March 31, 2024, our subsidiaries, Hunan Ruixi and Jiekai, cooperated with other online ride-hailing platforms (“Partner Platforms”), such as Hunan DiDi Technology Co., Ltd., Chengdu Anma Zhixing Technology Co., Ltd., Sichuan Peitu Kuaixing Technology Co., Ltd. and Chongqing Yiqizhao Technology Co., Ltd. Chengdu Branch, whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi and Jiekai earned rental income from drivers and earned commissions from Partner Platforms.

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

During the year ended March 31, 2024, approximately 4.9 million rides with gross fare of approximately $15.1 million were completed through Xixingtianxia and an average of approximately 5,000 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the year ended March 31, 2024, we earned online ride-hailing platform service fees of approximately $2.5 million, after netting off approximately $0.3 million incentives paid to Active Drivers.

During the year ended March 31, 2023, approximately 6.1 million rides with gross fare of approximately $19.9 million were completed through Xixingtianxia and an average of over 5,100 Active Drivers each month. During the year ended March 31, 2023, we earned online ride-hailing platform service fees of approximately $3.7 million, netting off approximately $0.5 million incentives paid to Active Drivers.

We plan to maintain our driver base for the platform and automobile rental business while strengthening the royalty of the drivers who both lease our cars and use our platform while expanding, but our platform is available to others.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing, as well as the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our Active Drivers by marketing our platform to our existing and prospective automobile lessees in the cities we now operate in. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform and the Partner Platforms. An effective cross-selling strategies between our automobile leasing business and Online Ride-hailing Platform Services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of March 31, 2024, we had 5 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operate in, we have witnessed a high turn-over rate on the short-term car rentals during the year ended March 31, 2024. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of March 31, 2024, for parking and management of automobiles for operating lease, we had one parking lot, an exhibition hall and 4 employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the years ended March 31, 2024 and 2023, the average utilization of the automobiles for operating lease was approximately 79.7% and 64.9%, respectively.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaborations with business partners and provide value-added services to our customers. The attraction of new automobile leases depends on our leasing solutions with attractive rental price and flexible leasing terms. We have also adopted a series of pricing formulas to adopt the market changes, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile leases we attract, which in turn affect our financial performance. The attraction of new Active Drivers depends on the comprehensive income they could earn from our own or cooperated platform, which is mainly affected by the number of orders distributed to them through our platform and the amount of the incentives paid to them from platforms. Our revenue growth also depends on our abilities to effectively price our services, which enables us to attract more customers and improve our profit margin.

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

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. As of March 31, 2024, we had accounts receivable of operating lease of approximately $19,000 in total. Besides, during the year ended March 31, 2024, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of March 31, 2024, we had accounts receivable of online ride-hailing service fees of approximately $14,000 in total. We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments during the relevant affiliation periods. As of March 31, 2024, we had accounts receivable of approximately $3,000 and advanced payments of approximately $3,000 due from the historical automobile purchasers.

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

Ability to Manage Defaults and Potential Guarantee Liability Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the year ended March 31, 2024. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

In addition, certain automobiles are used as collateral to secure purchasers’ payment obligations under the financing arrangements in prior years. As of March 31, 2024, Hunan Ruixi did not have any guarantee liabilities due to financial institutions while accumulated 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi for sublease or sale. In general, most of the defaulted automobile purchasers who want to remain in online ride-hailing business would pay the default amounts within one to three months. Our risk management department typically starts to interact with overdue purchasers if they have missed one monthly installment payment. However, if the balances are overdue for more than two months or the purchasers decide to exit the online ride-hailing business and sublease or sell their automobiles, we would fully record allowance for credit losses against receivables from those purchasers. For the years ended March 31, 2024 and 2023, we recognized provision for credit losses of $4,209 and $0, respectively, against receivables from these purchasers served by Hunan Ruixi. For the years ended March 31, 2024 and 2023, we recognized approximately $500 and $7,300, respectively, expenses for the guarantee services as the drivers exited the online ride-hailing business and would no longer make the monthly repayments to us. During the years ended March 31, 2024 and 2023, 19 and 86 rendered automobiles have been sold, 7 and 49 rendered automobiles have been sub-leased to other customers, respectively. By selling and subleasing automobiles, we believe we can cope with the defaults and control associated risks.

Further, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2024, the total value of non-collateralized automobiles was approximately $255,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Actual Impact of Coronavirus (COVID-19) in China on Our Business

Our Automobile Transactions and Related Services have been gradually recovering from the adverse impact of COVID-19 pandemic. As of March 31, 2024, 108 online ride-hailing drivers we serviced rendered their automobiles to Hunan Ruixi. As most of the leasing term of the automobiles we delivered in Changsha in prior periods has come to the end, during the year ended March 31, 2024, the number of newly rendered automobiles decreased to 0 as compared with 7 during the year ended March 31, 2023. On the other hand, the number of the completed orders through our online ride-hailing platform had significant decrease in December 2022 due to the infection peak after China lifted the prevention and control of COVID-19.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. The market value is expected to increase from RMB354.7 billion in 2024 to RMB751.3 billion in 2028, owing to rising consumer demand for economical mobility options and an amplified penetration of shared mobility services, especially in lower-tier cities. According to the 53th Statistical report on Internet Development in China published in March 2024 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 528 million by the end of December 2023, and took approximately 48.3% of the total number of Chinese internet users. In addition, in recent years, aggregation platforms have gained rising significance in the shared mobility industry. According to Frost & Sullivan, the portion of ride hailing orders fulfilled through aggregation platforms increased from 3.5% in 2018 to 30.0% in 2023, and is expected to further increase to 49.0% by 2028. The online ride-hailing industry is also facing increasing competition in China and is attracting more capital investment. For example, Dida Inc., Chenqi Technology Limited and CaoCao Inc. have filed their prospectuses to the Stock Exchange of Hong Kong Limited in March 2024 and April 2024, respectively.

However, the participants in the online ride-hailing industry are facing the increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of April 30, 2024, approximately 349 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 897 million in April 2024 in China. Meanwhile, approximately 2.93 million online booking taxi transportation certificates and approximately 6.96 million online booking taxi driver’s licenses were issued nationwide in China. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

The online ride-hailing industry may also be affected by, among other factors, the general economic conditions in China. The interest rates and unemployment rates may affect the demand of ride-hailing services and automobile purchasers’ willingness to seek credit from financial institutions. Adverse economic conditions could also reduce the average income of individual and intensify the competition between platforms. The platforms may spend more incentives and increase promotion activities to attract more riders and maintain sufficient online ride-hailing drivers to provide transportation services to riders. Should any of those negative situations occur, the volume and value of the automobile transactions we service will decline, and our revenue and financial condition will be negatively impacted.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license 29 cities, including Chengdu, Changsha, Guangzhou, Tianjin, Shenyang, Harbin, Changchun, Nanchang, Xining, Daoxian, two cities in Shandong, Guangxi Province and Zhejiang, respectively, three cities in Guizhou Province, seven cities in Jiangsu Province, other two cities in Hunan and Guangdong Province, respectively, and other five cities in Sichuan Province from June 2020 to October 2023, to operate the online ride-hailing platform services.

However, approximately 25% of our ride-hailing drivers have not obtained the driver’s license for online ride-hailing services as of March 31, 2024 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. Meanwhile, during the year ended March 31, 2024, Gaode conducted several rounds of compliance checks in Chengdu and other cities. Gaode reduced the number of orders dispatched to XXTX platform as it found certain drivers who provide their online ride-hailing services through our platform without obtaining the driver’s licenses during the checking time. Accordingly, we have strengthened the drivers’ qualification check, and the decrease in the number of drivers without licenses further resulted to the decrease in the number of orders completed through XXTX platform. Thus, our revenue from online ride-hailing platform services decreased during the year ended March 31, 2024 as compared with last year.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 ($692 to $4,155) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the year ended March 31, 2024, we have been fined by approximately $76,000 by Traffic Management Bureaus in Chengdu, Changsha, Guangzhou and Tianjin, of which, approximately $30,000 was further compensated by drivers or cooperated third parties. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the year ended March 31, 2024 Compared to the year ended March 31, 2023

	For the Years Ended
	March 31,
	2024	2023	Change
Revenues	$6,814,428	$8,082,514	$(1,268,086)
Cost of revenues	(5,253,857)	(6,590,001)	1,336,144
Gross profit	1,560,571	1,492,513	68,058
Operating expenses
Selling, general and administrative expenses	(4,115,436)	(6,142,447)	2,027,011
Provision for credit losses	(1,725,746)	(1,487,889)	(237,857)
Impairments of inventories	—	(3,085)	3,085
Stock-based compensations	(444,300)	—	(444,300)
Total operating expenses	(6,285,482)	(7,633,421)	1,347,939
Loss from operations	(4,724,911)	(6,140,908)	1,415,997
Other income, net	315,450	664,001	(348,551)
Interest expense	(17,630)	—	(17,630)
Interest expense on finance leases	(29,088)	(25,675)	(3,413)
Change in fair value of derivative liabilities	212,949	1,711,889	(1,498,940)
Loss before income taxes	(4,243,230)	(3,790,693)	(452,537)
Income tax benefit	9,016	—	9,016
Net loss	$(4,234,214)	$(3,790,693)	$(443,521)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from online ride-hailing platform services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the year ended March 31, 2024 decreased by $1,268,086, or approximately 16%, as compared with the year ended March 31, 2023. The decrease was mainly due to the decrease of revenues from online ride-hailing platform services resulted from the decrease in orders caused by the market competition, and partly offset by the increase of operating lease revenues from automobile rentals as a result of the expansion and our continuous “efficiency - improving” strategy of this business.

As we have focused on our automobile rental and Online Ride-hailing Platform Services business, we expect revenue from our online ride-hailing platform services and automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2024 and 2023:

	For the Years Ended
	March 31,
	2024	2023
Revenue from automobile transactions and related services	$4,320,031	$4,372,569
- Operating lease revenues from automobile rentals	3,831,037	3,453,392
- Monthly services commissions	196,099	179,241
- Financing revenues	57,677	41,738
- Service fees from NEVs leasing	45,231	350,510
- Service fees from automobile purchase services	36,637	33,585
- Service fees from management and guarantee services	16,246	40,158
- Revenues from sales of automobiles	8,822	243,065
- Other service fees	128,282	30,880

Revenue from online ride-hailing platform services	2,494,397	3,709,945

Total Revenue	$6,814,428	$8,082,514

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, service fees from automobile management and guarantee services, sales revenue of automobiles, and other services fees, which accounted for approximately 88.7%, 4.5%, 1.3%, 1.0%, 0.8%, 0.4%, 0.2% and 3.1%, respectively, of the total revenue from automobile transaction and related services during the year ended March 31, 2024. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, service fees from automobile purchase services, service fees from automobile management and guarantee services, sales revenue of automobiles and other services fees, which accounted for approximately 79.0%, 8.0%, 4.1%, 1.0%, 0.8%, 0.9%, 5.6% and 0.6%, respectively, of the total revenue from automobile transaction and related services during the year ended March 31, 2023.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase of rental income of $377,645 or approximately 11% during the year ended March 31, 2024 was mainly due to the increased average utilization of the automobiles for operating lease increased from approximately 64.9% to 79.7%. We leased over 1,400 automobiles with an average monthly rental income of approximately $485 per automobile, resulting in a rental income of $3,831,037, including rental income of $34,742 from Jinkailong, for the year ended March 31, 2024. While we leased over 1,800 automobiles with an average monthly rental income of approximately $478 per automobile, resulting in a rental income of $3,453,392, including rental income of $344,120 from Jinkailong, for the year ended March 31, 2023.

Monthly services commissions

We generated revenues of $196,099 and $179,241 from the monthly management and related services provided to our Partner Platforms and other companies during the years ended March 31, 2024 and 2023, respectively. The increase of $16,858 or approximately 9% was due to that we improved our qualities of services and we had more Partner Platforms during the year ended March 31, 2024.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $57,677 from an average monthly number of 33 automobiles and $41,738 from an average monthly number of 44 automobiles during the years ended March 31, 2024 and 2023, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the year ended March 31, 2024.

Service fees from NEVs leasing

We generated revenues of $45,231 and $350,510 from leasing NEVs by charging leases service fees during the years ended March 31, 2024 and 2023, respectively. The amount of services fees for NEVs leasing is based on its product solutions. The decrease of $305,279 or approximately 87% was mainly due to that we adjusted our product solutions since January 2023, and more customers chose the solutions with no services fees for NEVs leasing.

Service fees from automobile purchase services and Service fees from automobile management and guarantee services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 22 automobiles purchase transaction during the year ended March 31, 2024 while we had revenue from 15 automobile purchase services during the year ended March 31, 2023. As a result, the related service fees generated increased $3,052 from the year ended March 31, 2023 to the year ended March 31, 2024.

The majority of our customers are online ride-hailing drivers. Some of them also entered into affiliation service agreements in prior periods with us pursuant to which we provide them post-transaction management services and guarantee services. The decrease of $23,912 or approximately 60% was due to the decrease in the accumulated number of rendered automobiles which were subsequently rented to ride-hailing drivers whom we charge rent rather than charging management and guarantee services fee. We had management and guarantee services for over 30 and 110 automobiles during the years ended March 31, 2024 and 2023, respectively.

Sales of automobiles

We sold two used-automobiles with income of $8,822 during the year ended March 31, 2024. Meanwhile, we sold one new and 42 used automobiles with income of $243,065 during the year ended March 31, 2023.

Other service fees

We generate other revenues from other miscellaneous service fees charged to our customers. Other services fees increased $97,402, was mainly due to the maintenance fees of approximately $64,700 charged to our customers pursuant to certain new production solutions adopted during the year ended March 31, 2024.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the year ended March 31, 2024, approximately 4.9 million rides with gross fare of approximately $15.1 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $2,494,397, after netting off approximately $0.3 million incentives paid to Active Drivers. The decrease was mainly due to fewer completed orders as a result of increased competition and compliance checks conducted by our platform partner Gaode in Chengdu, during the year ended March 31, 2024.

During the year ended March 31, 2023, approximately 6.1 million rides with gross fare of approximately $19.9 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $3,709,945, after netting off approximately $0.5 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues represents (1) the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing of $3,384,761; (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $1,858,557; and (3) costs of our Auto Sales of $10,539. Cost of revenues decreased by $1,336,144 or approximately 20% during the year ended March 31, 2024 as compared with the same period in 2023, mainly due to the decrease of $591,096 in costs of automobiles under operating leases due to the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in the year ended March 31, 2024, decrease of $436,676 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders, and decrease of $308,372 in costs of our Auto Sales as the number of automobiles sold decreased from 43 to 2. During the years ended March 31, 2024 and 2023, the costs of automobiles under operating leases with amount of $472,848 and $509,904, respectively, was from one of our related parties.

Gross Profit

We had gross profit of $1,559,463 and $1,492,513, respectively, during the years ended March 31, 2024 and 2023. The increase of $68,058 was mainly due to the increase in gross profit in our operating lease, partially offset by the decrease in profit from online ride-hailing platform services and other services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the years ended March 31, 2024 and 2023:

	For the Years Ended
	March 31,
	2024	2023
- Auto Operating Leasing	$446,276	$(522,465)
- Other Automobile transaction and related Services	480,172	676,112
- Auto Sales	(1,717)	(75,846)
- Online Ride-Hailing Platform Services	635,840	1,414,712
Total Gross Profit	$1,560,571	$1,492,513

We had a gross profit of $446,276 in our automobile operating leasing during the year ended March 31, 2024, which increased by $968,741 from a gross loss of $522,465 in the year ended March 31, 2023. The increase was mainly due to the increase in the average utilization of the automobiles for operating lease from approximately 64.9% to 79.7% and the decrease in the average daily maintenance and insurance expense of the automobiles for operating lease as we used more NEVs in the year ended March 31, 2024 as compared with the year ended March 31, 2023. We had a gross profit of $635,840 in our online ride-hailing platform services during the year ended March 31, 2024, which decreased by $778,872 from a gross profit of $1,414,712 in the year ended March 31, 2023. The decrease was attributable to the decrease of gross fare of rides completed through our Xixingtianxia platform from approximately $6.1 million for the year ended March 31, 2023 to approximately $4.9 million for the year ended March 31, 2024, respectively. The decrease of $195,940 in profit of other services was mainly due to the decrease of services fees for NEVs leasing pursuant to our adjustment on product solutions.

Consequently, the overall gross profit margin increased to approximately 22.9% during the year ended March 31, 2024 from approximately 18.5% during the year ended March 31, 2023. The increase was mainly due to the operating leasing had a gross profit margin of 11.6% during the year ended March 31, 2024 as compared with a gross loss (approximately negative 15.1%) in the year ended March 31, 2023. It was partially offset by the decrease in the gross profit margin of online ride-hailing platform services from approximately 38.1% during the year ended March 31, 2023 to approximately 25.5% during the year ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $6,142,447 for the year ended March 31, 2023 to $4,115,436 for the year ended March 31, 2024, representing a decrease of $2,027,011, or approximately 33.0%. The decrease was attributable to our continuous control on costs and streamline expenses during the year ended March 31, 2024. The decrease mainly consists of (1) a decrease of $1,220,672 in salary and employee benefits as the average monthly number of our employees decreased from 175 to 97; (2) a decrease of $325,088 in rental and offices expenditure as a result of reducing office rental and insurance charges during the year ended March 31, 2024; (3) a decrease of $125,586 in entertainment, advertising and promotion as we cut down market promotion expenditure in accordance with the market change in the year ended March 31, 2024; (4) a decrease of $112,619 in amortization of automobiles which were rendered to us but have not been sub-leased as our ROUs have been fully amortized; (5) a decrease of $98,309 in professional service fees such as financial, legal and market consulting; and (6) a decrease in liquidated damages compensation of $86,250 for investors in November 2021 Private Placement incurred during the year ended March 31, 2023 while no similar expenses during the year ended March 31, 2024.

Provision for credit losses

For the year ended March 31, 2024, we re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and provided provision for credit losses of $1,703,563 against receivables from Jinkailong, $17,974 against the security deposit not returned for over one year after the end of the cooperation, and $1,557 and $2,652 against receivable and other receivable for unsettled balances from a historical customer, respectively. While we provided provision for credit losses of $1,484,495 and $3,394, respectively, against receivables from Jinkailong and a customer we serviced who purchased our automobiles from Yicheng, during the year ended March 31, 2023.

Impairments of inventories

For the years ended March 31, 2024 and 2023, we evaluated the net realizable value of our inventories and recognized an impairment loss of $0 and $3,085, respectively, for certain automobiles for sale based on their selling price in the market.

Stock-based compensation

In October 2023, we entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which we engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. We issued an aggregate of 1,500,000 shares of our common stock in November 2023 to settle the compensation for the services and recorded $444,300 service expense during the year ended March 31, 2024.

Other income, net

For the year ended March 31, 2024, we had other income, net of $315,450, which primarily consist of the (1) penalty income of approximately $215,000 from the customers; (2) income of approximately $35,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases, (3) aggregate subsidy from the local governments in Changsha and Chengdu of approximately $23,000; and the miscellaneous income of approximately $42,000. For the year ended March 31, 2023, we had other income, net of $664,001, which primarily consist of the income of approximately $453,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; and the penalty income of approximately $211,000 from the customers.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the year ended March 31, 2024 was resulted from the borrowings of XXTX from a financial institution for its working capital turnover and Corenel from a financial institution for its automobile commercial insurance by installment.

Interest expense on finance leases for the years ended March 31, 2024 and 2023 was $29,088 and $25,675, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in September 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the year ended March 31, 2024 was a gain of $212,949 in total as our stock price as of March 31, 2024 was lower than the price as of March 31, 2023. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the years ended March 31, 2024 and 2023:

	For the Years Ended
	March 31,
	2024	2023

- June 2019 registered direct offering	$6	$12,432
- August 2020 underwritten public offering	5,231	36,131
- February 2021 registered direct offering	7,158	54,052
- May 2021 registered direct offering	87,424	662,767
- November 2021 private placement	113,130	946,507
Total Change in Fair Value of Derivative Liabilities	$212,949	$1,711,889

Income Tax benefit

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. For the year ended March 31, 2024, we had deferred tax benefit of $29,222. Our current income tax of $20,206 represented the provision of enterprise income tax resulting from the taxable income from Jiekai, while all other subsidiaries in China suffered losses thus no income tax expense was recorded for the year ended March 31, 2024.

Net loss

As a result of the foregoing, net loss for the year ended March 31, 2024 was $4,234,214, representing an increase of $443,521 from net loss of $3,790,693 for the year ended March 31, 2023.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $792,299 as of March 31, 2024 as compared to $1,610,090 as of March 31, 2023. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $4.2 million for the year ended March 31, 2024; (2) accumulated deficit of approximately $41.4 million as of March 31, 2024; (3) the working capital deficit of approximately $2.7 million as of March 31, 2024; and (4) a purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of this Report, we have entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which, approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the filing date of this Report, if we are unable to obtain additional financing. However, there is no assurance that we will be successful in implementing the foregoing plans or that additional capitals will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) changes in the demand for our services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in our relationships with key business partners, (vi) that financial institutions in China may not able to provide continued financial support to our customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Years Ended
	March 31,
	2024	2023
Net Cash Provided by Operating Activities	$7,241	$557,837
Net Cash Provided by (Used in) Investing Activities	(569,608)	320,528
Net Cash Used in Financing Activities	(168,340)	(373,834)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(84,747)	(79,662)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	1,610,090	1,185,221
Cash, Cash Equivalents and Restricted Cash at End of the Year	$794,636	$1,610,090

Cash Flow in Operating Activities

For the years ended March 31, 2024 and 2023, net cash provided by operating activities was $7,241 and $557,837, respectively.

The decrease $550,596 in net cash provided by operating activities for the year ended March 31, 2024 as compared with the year ended March 31, 2023 was primarily attributable to (1) decrease of $982,471 in the change of prepayments, other receivables and other assets (both third parties and related party); (2) increase of $443,521 in net loss; (3) decrease of $475,726 in depreciation of property and equipment and amortization of right-of-use assets; (4) decrease of $560,695 in the change of accrued expenses and other liabilities (both third parties and due to a related party); and (5) decrease of $309,314 in the change of inventories, partially offset by (5) increase of $1,498,940 in change of fair value of derivative liabilities (decrease of related gains); (6) increase of $444,300 in stock-based compensation; (7) increase of $417,721 resulted from decrease in the gain on disposal of equipment compared with last year and (8) increase of $237,857 resulted from increased provision for credit losses compared with prior year.

Cash Flow in Investing Activities

For the year ended March 31, 2024, we had net cash used in investing activities of $569,608. The majority of net cash used in investing activities was for purchase of automobiles for operating lease purpose of $671,679, which was partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $102,071.

For the year ended March 31, 2023, we had net cash provided by investing activities of $320,528. The majority of net cash provided by investing activities was for the proceeds from sales of the used-automobiles and rendered automobiles of $1,498,024, which was partially offset by the expenditures on the licenses of $26,420 for online ride-hailing platforms in different cities in China and purchase of automobiles for operating lease purpose of $1,151,076.

Cash Flow in Financing Activities

For the year ended March 31, 2024, we had net cash used in financing activities of $168,340, which primarily consisted of: (1) loans to related parties and affiliates of $505,630, (2) principal payments made for finance lease liabilities of $215,443, (3) repayments of current borrowings from a financial institution of $35,613, partially offset by (4) borrowings from a financial institution of $249,297; and (5) repayment from a related party of $339,049.

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

On September 23, 2022, we entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million, of which approximately $0.6 million has been remitted as purchase prepayments, and we expect to fulfill the purchase commitment before March 31, 2025.

●	Contingent Liabilities

As of March 31, 2024, Jinkailong is required by certain financial institutions to provide guarantee on the lease/loan payments (including principal and interests) of the automobile purchasers referred by it in prior years. The maximum contingent liabilities Jinkailong would be exposed to was approximately $2.9 million, assuming all the automobile purchasers were in default. As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $485,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) property and equipment, net; (iv) intangible assets, net; (v) revenue recognition; and (vi) leases - lessee. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

(b)	Allowance for credit losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires us to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. We adopted this guidance effective April 1, 2023. ASC 326 introduces an approach based on expected losses to estimate the allowance for credit losses, which replaces the previous incurred loss impairment model. The adoption of this guidance did not have a material impact on our consolidated financial statements. Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for credit losses. We estimate the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated economic conditions, customer-specific circumstances, recent payment history and other relevant factors.

The balance of other receivables is unsecured and is reviewed periodically to determine whether their carrying value has become impaired. We consider the balances to be impaired if the collectability of the balances becomes doubtful. We use the individual specific valuation method to estimate the allowance for uncollectible balances. The allowance is also based on management’s best estimate of specific losses on individual exposures, as well as a provision on historical trends of collections and utilizations. Actual amounts received or utilized may differ from management’s estimate of credit worthiness and the economic environment.

As of March 31, 2024 and 2023, the allowance for credit losses represented approximately 4.3% and 0% of gross accounts receivable balances, respectively. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Allowance for credit losses balances amounted to $1,545 and $0 as of March 31, 2024 and 2023, respectively for accounts receivable. Allowance for credit losses balances amounted to $20,474 and $0 as of March 31, 2024 and 2023, respectively for deposits and other receivables. Allowance for credit losses balances amounted to $3,099,701 and $1,481,036 as of March 31, 2024 and 2023, respectively, for amount due from a related party.

(c)	Leases - Lessee

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

(d)	Impairment of long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the years ended March 31, 2024 and 2023, we did not recognize impairment for property and equipment and intangible assets.

(e)	Valuation of deferred tax assets

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

The financial statements required by this item begin on page F-1 to F-40 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audits of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2018.

(such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022)

New York, New York
June 27, 2024

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$792,299	$1,610,090
Restricted cash	2,337	—
Accounts receivable, net	34,013	158,435
Accounts receivable, a related party	—	6,312
Inventories	—	6,678
Finance lease receivables, current	144,166	146,114
Prepayments, other receivables and other current assets, net	1,022,813	1,438,243
Due from related parties, net, current	655,532	1,488,914
Total current assets	2,651,160	4,854,786

Property and equipment, net	2,676,524	3,343,457

Other assets
Operating lease right-of-use assets, net	60,862	121,672
Operating lease right-of-use assets, net, related parties	47,128	92,916
Financing lease right-of-use assets, net	355,383	623,714
Intangible assets, net	590,727	774,324
Finance lease receivable, non-current	92,524	71,133
Due from a related party, net, non-current	2,747,313	3,640,206
Other non-current assets	639,863	716,407
Total other assets	4,533,800	6,040,372

Total assets	$9,861,484	$14,238,615

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution, current	$142,456	$8,813
Accounts payable	140,532	183,645
Advances from customers	122,461	148,188
Income tax payable	20,019	—
Accrued expenses and other liabilities	3,648,407	3,377,507
Due to related parties	170,986	8,667
Operating lease liabilities, current	14,007	60,878
Operating lease liabilities - related parties	51,741	143,462
Financing lease liabilities, current	279,768	264,052
Derivative liabilities	288,833	501,782
Current liabilities - discontinued operations	464,000	487,829
Total current liabilities	5,343,210	5,184,823

Other liabilities
Borrowings from a financial institution, non-current	71,228	—
Operating lease liabilities, non-current	20,430	83,485
Operating lease liabilities, non-current - related parties	—	42,247
Financing lease liabilities, non-current	126,637	388,064
Deferred tax liability	11,611	42,930
Total other liabilities	229,906	556,726

Total liabilities	5,573,116	5,741,549

Commitments and contingencies (note 19)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 and 1,641 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively)	234,364	269,386

Stockholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 and 7,743,040 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively)*	1,051	773
Additional paid-in capital	43,950,123	43,355,834
Accumulated deficit	(41,384,268)	(37,715,294)
Accumulated other comprehensive loss	(1,672,005)	(1,247,099)
Total Senmiao Technology Limited stockholders’ equity	894,901	4,394,214

Non-controlling interests	3,159,103	3,833,466

Total equity	4,054,004	8,227,680

Total liabilities, mezzanine equity and equity	$9,861,484	$14,238,615

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2024	2023

Revenues
Revenues	$6,779,686	$7,738,394
Revenues, a related party	34,742	344,120
Total revenues	6,814,428	8,082,514

Cost of revenues
Cost of revenues	(4,781,009)	(6,080,097)
Cost of revenues, a related party	(472,848)	(509,904)
Total cost of revenues	(5,253,857)	(6,590,001)

Gross profit	1,560,571	1,492,513

Operating expenses
Selling, general and administrative expenses	(4,115,436)	(6,142,447)
Allowance for credit losses	(1,725,746)	(1,487,889)
Impairments of inventories	—	(3,085)
Stock-based compensation	(444,300)	—
Total operating expenses	(6,285,482)	(7,633,421)

Loss from operations	(4,724,911)	(6,140,908)

Other income (expense)
Other income, net	315,450	664,001
Interest expense	(17,630)	—
Interest expense on finance leases	(29,088)	(25,675)
Change in fair value of derivative liabilities	212,949	1,711,889
Total other income, net	481,681	2,350,215

Loss before income taxes	(4,243,230)	(3,790,693)

Income tax benefit	9,016	—

Net Loss	(4,234,214)	(3,790,693)

Net loss attributable to non-controlling interests from operations	565,240	676,944

Net loss attributable to the Company’s stockholders	$(3,668,974)	$(3,113,749)

Net loss	$(4,234,214)	$(3,790,693)

Other comprehensive loss
Foreign currency translation adjustment	(418,784)	(1,103,510)

Comprehensive loss	(4,652,998)	(4,894,203)

less: Total comprehensive loss attributable to non-controlling interests	(527,591)	(642,809)

Total comprehensive loss attributable to stockholders	$(4,125,407)	$(4,251,394)

Weighted average number of common stock
Basic and diluted	8,863,190	7,195,781
Net loss per share - basic and diluted*	$(0.41)	$(0.43)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended March 31, 2024 and 2023

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital*	deficit	loss	interest	equity
BALANCE, March 31, 2022	6,186,783	$618	$42,803,045	$(34,601,545)	$(109,454)	$4,476,275	$12,568,939
Net loss	—	—	—	(3,113,749)	—	(676,944)	(3,790,693)
Conversion of preferred stock into common stock	1,546,125	155	551,256	—	—	—	551,411
Cashless exercise of November 2021 Investor warrants into common stock	10,132	—	—	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	1,533	—	—	—	1,533
Foreign currency translation adjustment	—	—	—	—	(1,137,645)	34,135	(1,103,510)
BALANCE, March 31, 2023	7,743,040	773	43,355,834	(37,715,294)	(1,247,099)	3,833,466	8,227,680
Net loss	—	—	—	(3,668,974)	—	(565,240)	(4,234,214)
Conversion of preferred stock into common stock	325,000	33	34,989	—	—	—	35,022
Issuance of common stock for consulting service	1,500,000	150	444,150	—	—	—	444,300
Issuance of common stock in purchase of Hunan Ruixi’s NCI	950,000	95	115,150	—	31,527	(146,772)	—
Foreign currency translation adjustment	—	—	—	—	(456,433)	37,649	(418,784)
BALANCE, March 31, 2024	10,518,040	$1,051	$43,950,123	(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(4,234,214)	$(3,790,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	933,395	1,095,518
Stock-based compensation	444,300	—
Amortization of right-of-use assets	398,027	711,630
Amortization of intangible assets	172,135	184,215
Allowance for credit losses	1,725,746	1,487,889
Impairments of inventories	—	3,085
Gain on disposal of equipment	(34,801)	(452,522)
Gain from lease modification	(18,272)	—
Change in fair value of derivative liabilities	(212,949)	(1,711,889)
Deferred tax benefit	(29,222)	—
Change in operating assets and liabilities
Accounts receivable	115,567	224,673
Accounts receivable, a related party	6,048	(6,327)
Inventories	6,825	316,139
Finance lease receivables	162,687	258,932
Prepayments, other receivables and other current assets	213,994	1,046,465
Due from a related party	(150,000)	—
Accounts payable	169,376	170,703
Advances from customers	(18,626)	36,911
Income tax payable	20,167	—
Accrued expenses and other liabilities	450,005	1,170,510
Due to a related party	159,810	—
Operating lease liabilities	(62,565)	(53,620)
Operating lease liabilities - related parties	(210,192)	(133,782)
Net Cash Provided by Operating Activities	7,241	557,837

Cash Flows from Investing Activities:
Purchases of property and equipment	(671,679)	(1,151,076)
Cash received from disposal of property and equipment	102,071	1,498,024
Purchases of intangible assets	—	(26,420)
Net Cash Provided by (Used in) Investing Activities	(569,608)	320,528

Cash Flows from Financing Activities:
Borrowings from a financial institution	249,297	—
Repayments from related parties and affiliates	339,049	144,151
Loans to related parties and affiliates	(505,630)	—
Repayments of current borrowings from financial institutions	(35,613)	(125,840)
Principal payments of finance lease liabilities	(215,443)	(392,145)
Net Cash Used in Financing Activities	(168,340)	(373,834)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(84,747)	(79,662)

Net increase (decrease) in cash, cash equivalents and restricted cash	(815,454)	424,869
Cash, cash equivalents and restricted cash, beginning of the year	1,610,090	1,185,221
Cash, cash equivalents and restricted cash, end of the year	794,636	1,610,090

Supplemental Cash Flow Information
Cash paid for interest expense	$17,630	$—
Cash paid for income tax	$379	$—

Non-cash Transaction in Investing and Financing Activities
Settlement of accounts payable by a related party	$86,572	$—
Recognition of right-of-use assets and lease liabilities	$—	$917,786
Recognition of right-of-use assets and lease liabilities, related parties	$349,186	$121,742
Modification of right-of use assets and lease liabilities	$22,799	$47,438
Termination of right-of use assets and lease liabilities, related parties	$264,818	$302,010
Cashless exercise of November 2021 Investor warrants into common stock	$—	$1,533

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	March 31,	March 31,
	2024	2023
Cash, cash equivalent, end of the year	$792,299	$1,610,090
Restricted cash, end of the year	2,337	—
Total cash, cash equivalent and restricted cash shown in the consolidated statements of cash flows, end of the year	$794,636	$1,610,090

	March 31,	March 31,
	2024	2023
Cash, cash equivalent, beginning of the year	$1,610,090	$1,185,221
Restricted cash, beginning of the year	—	—
Total cash, cash equivalent and restricted cash shown in the consolidated statements of cash flows, beginning of the year	$1,610,090	$1,185,221

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in two segments:

(i) automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and its equity investee company (an entity 35% owned by Hunan Ruixi), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).

(ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha and other 20 cities in China as of the filing date of these consolidated financial statements.

Hunan Ruixi holds a business license for automobile sales and financial leasing and has been engaged in automobile financial leasing services and automobile sales since March 2019 and January 2019, respectively. The Company also has been engaged in operating leasing services through Hunan Ruixi, Jiekai and its equity investee company, Jinkailong since March 2019. Jinkailong used to facilitate automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services.

As of the filing date of these consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB40.41 million (approximately $5.60 million) to XXTX and the remaining amount is expected to be paid before December 31, 2025. As of March 31, 2024, XXTX had eight wholly owned subsidiaries and two of them have operations.

The following diagram illustrates the Company’s corporate structure as of the filing date of these consolidated financial statements:

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

On March 31, 2022, Hunan Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As of March 31, 2024 and 2023, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Consolidated Financial Statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of March 31, 2024 and 2023, the paid-in capital of Jinkailong is zero.

As of March 31, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to December 2026, classified as due from a related party, net, non-current portion. As of March 31, 2023, the Company has outstanding balance due from Jinkailong amounted to $5,106,100, net of allowance for credit losses, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, classified as due from a related party, net, non-current portion (refer to Note 17).

As of March 31, 2024 and 2023, allowance for credit losses due from Jinkailong amounted to $3,099,701 and $1,481,036, respectively. During the years ended March 31, 2024 and 2023, the Company recorded provision for credit losses against the balance due from Jinkailong of $1,703,563 and $1,484,495, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $4.2 million for the year ended March 31, 2024; (2) accumulated deficit of approximately $41.4 million as of March 31, 2024; (3) the working capital deficit of approximately $2.7 million as of March 31, 2024; and (4) one purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of these consolidated financial statements, the Company has entered into one purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which, and approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these consolidated financial statements if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) changes in the demand for the Company’s services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in the Company’s relationships with key business partners, (vi) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

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

All adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2024, its results of operations for the year ended March 31, 2024 and its cash flows for the year ended March 31, 2024, as applicable, have been made.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	March 31,
	2024	2023
Balance sheet items, except for equity accounts – RMB: US$1:	7.2203	6.8676

	For the years ended March 31,
	2024	2023
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1671	6.8516

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Use of estimates

In presenting the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease classification and liabilities, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables, due from related parties, estimates of impairment of long-lived assets, valuation of deferred tax assets and valuation of derivative liabilities.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and 2023:

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2024
	2024	Level 1	Level 2	Level 3

Derivative liabilities	$288,833	$—	$—	$288,833

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2023
	2023	Level 1	Level 2	Level 3
Derivative liabilities	$501,782	$—	$—	$501,782

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for years ended March 31, 2024 and 2023:

	2019 Registered Direct Offering		August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Series A Warrants	Placement Warrants	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2022	$1,913	$10,525	$44,581	$65,543	$778,488	$58,387	$1,165,465	$90,302	$2,215,204
Change in fair value of derivative liabilities	(1,912)	(10,520)	(36,131)	(54,052)	(616,527)	(46,240)	(879,170)	(67,337)	(1,711,889)
Cashless exercise on November 2021 investor warrants	—	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE as of March 31, 2023	1	5	8,450	11,491	161,961	12,147	284,762	$22,965	$501,782
Change in fair value of derivative liabilities			(5,231)	(7,158)	(81,325)	(6,099)	(105,242)	(7,888)	(212,943)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of March 31, 2024	$—	$—	$3,219	4,333	80,636	6,048	179,520	15,077	288,833

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of March 31, 2024 and 2023.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024
Exercise price	$6.30	$13.8	$17.30	$10.50	$10.50	$1.13	$1.13
Stock price	$0.9	$0.9	$0.9	$0.9	$0.9	$0.9	$0.9
Expected term (years)	1.35	1.87	1.87	2.12	2.12	2.61	2.61
Risk-free interest rate	4.88%	4.65%	4.65%	4.57%	4.57%	4.47%	4.47%
Expected volatility	117%	117%	117%	117%	117%	117%	117%

	As of March 31, 2023
	June 20, 2019		August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement		Placement			Placement		Placement
	Series A	Agent	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	2,590	14,251	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023	3/31/2023
Exercise price	$5.00	$5.00	$6.30	$13.80	$17.30	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	0.22	0.22	2.35	2.87	2.87	3.12	3.12	3.62	3.62
Risk-free interest rate	1.02%	1.02%	4.02%	3.95%	4.43%	3.80%	3.80%	3.74%	3.74%
Expected volatility	120%	120%	120%	120%	120%	120%	120%	120%	120%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024 and 2023, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, inventories, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities and borrowings from a financial institution were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2024 and 2023.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(e) Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. As of March 31, 2024 and 2023, the Company had equity investment in Jinkailong of 35% that the Company has significant influence over Jinkailong. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of March 31, 2024 and 2023, the carrying value of the investment is $0 for both periods presented.

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

(i) Restricted cash

Restricted cash consists of fund held in the bank accounts of Corenel was frozen by a court order with a prior business partner whom Corenel had cooperation with. The restricted cash of Corenel was approximately $2,337 as of March 31, 2024.

(j) Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company used a modified retrospective approach, and the adoption does not have an impact on our consolidated financial statements. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2024 and 2023, the Company record allowance for credit losses of $1,545 and $0 against accounts receivable, respectively.

(k) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and 2023, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of March 31, 2024 and 2023, finance lease receivables consisted of the following:

	March 31,	March 31,
	2024	2023

Minimum lease payments receivable	$354,617	$297,960
Less: Unearned interest	(117,927)	(80,713)
Financing lease receivables	$236,690	$217,247
Finance lease receivables, current	$144,166	$146,114
Finance lease receivables, non-current	$92,524	$71,133

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2024 are as follows:

Minimum future
payments receivable
Twelve months ending March 31, 2025	$206,894
Twelve months ending March 31, 2026	132,805
Twelve months ending March 31, 2027	14,918
Total	$354,617

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2024 and 2023, the Company did not recognize impairment for property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2024 and 2023, there was no impairment of intangible assets.

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

As of March 31, 2024, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o) Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the Company determined that the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-S99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Company. The Company believes the future event of change of control is not probable as of March 31, 2024; therefore, the convertible preferred stock has not been re-measured to its redemption value. Subsequently, the Company adjust the initial carrying amount of the convertible preferred stock by the at redemption value method. As of March 31, 2024, there was no change to the initial carrying amount of the convertible preferred stock.

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

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended
	March 31,
	2024	2023
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$3,831,037	$3,453,392
- Monthly services commissions	196,099	179,241
- Financing revenues	57,677	41,738
- Service fees from NEVs leasing	45,231	350,510
- Service fees from automobile purchase services	36,637	33,585
- Service fees from management and guarantee services	16,246	40,158
- Revenues from sales of automobiles	8,822	243,065
- Other service fees	128,282	30,880
Total revenues from Automobile Transaction and Related Services	4,320,031	4,372,569
Online Ride-hailing Platform Services	2,494,397	3,709,945
Total Revenues from Operations	$6,814,428	$8,082,514

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monthly services commissions – Commissions from the services generated from the management and related services provided to Partner Platforms and other companies, which are settled on a monthly basis. The Company recognizes revenues at a point in time when performance obligations are completed and the commission amount is confirmed by the Partner Platforms and other companies, based on their evaluations on the services provided by the Company.

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

Other service fees – The Company generated other revenues such as miscellaneous service fees charged to its customers for some supporting services provided to online ride-hailing drivers. The Company recognizes revenues at a point in time when performance obligations are completed and the collectability is probable from the customers.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2024, the Company’s pricing interest rate was 6.0% per annum.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Online ride-hailing platform services

The Company generates revenue from providing services to online ride-hailing drivers (“Drivers”) to assist them in providing transportation services to riders (“Riders”) looking for taxi/ride-hailing services. The Company earns commissions for each completed ride in an amount equal to the difference between an upfront quoted fare and the amount earned by a Driver based on actual time and distance for the ride charged to the Rider. As a result, the Company bears a single performance obligation in the transaction of connecting Drivers with Riders to facilitate the completion of a successful transportation service for Riders. The Company recognizes revenue upon completion of a ride as the single performance obligation is satisfied and the Company has the right to receive payment for the services rendered upon the completion of the ride. The Company evaluates the presentation of revenue on a gross or net basis based on whether it controls the service provided to the Rider and is the principal (i.e., “gross”), or it arranges for other parties to provide the service to the Rider and is an agent (i.e., “net”). Since the Company is not primarily responsible for ride-hailing services provided to Riders, it does not have discretion in establishing the price of the online ride-hailing service and inventory risk related to the services as the Company earns commissions for each completed order as the difference between an upfront quote fare and the amount earned by a driver based on actual time and distance for ride charged to the rider. Thus, the Company recognizes revenue at a net basis. Incentives paid to Drivers are similar to retrospective volume-based rebates and represent variable consideration that is typically settled weekly or monthly. The Company recorded it as a reduction to revenue by the amount of the incentives to be paid upon completion of the performance criteria.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2024 and 2023. As of March 31, 2024, the calendar years ended December 31, 2018 through 2023 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. Meanwhile, the Internal Revenue Service (“IRS”) in the U.S. can include returns filed within the last three years in an audit unless a substantial error is found in which case, IRS may extend the period to six years. The Company is not currently under examination by any income tax authority, nor has it been notified of an impending examination. Since these net operating losses may be utilized in future periods, they remain subject to examination. As of March 31, 2024, the Company was not aware of any pending income tax examinations by U.S.

(s) Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss. Accumulated other comprehensive loss, as presented on the consolidated balance sheets are the cumulative foreign currency translation adjustments.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(u) Leases – lessee

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended March 31, 2024 and 2023, the Company did not recognize impairment loss on its finance lease ROU assets.

(v) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2024 and 2023, approximately $21,000 and $79,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of March 31, 2024 and 2023, approximately $719,000 and $1,190,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $69,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2024 and 2023, the Company record allowance for credit losses of $1,545 and $0 against accounts receivable, respectively.

2)	Foreign currency risk

As of March 31, 2024 and 2023, substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $21,000 and $79,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 6.87 RMB into US$1.00 on March 31, 2023 to 7.22 RMB into US$1.00 on March 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(w) Recent accounting pronouncements not yet adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (2) Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (3) Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, and (4) Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, (5) Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this Update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments allow investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of the update on Company’s consolidated financial statements and related disclosures.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(x) Recently adopted accounting pronouncements

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

Although the Company has automobile financing business, the Company reserves the allowance for doubtful account such as accounts receivable balance based on historical collection rate, current economic environment, and credit worthy of specific customers, along with individual assessment on specific accounts. As these approvals are aligned with the CECL model, the adoption of CECL model does not have material impact on Company’s consolidated financial statements and related disclosures. Further, The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows of the Company.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements. ASU 2023-01 is effective for the Company for annual and interim reporting periods beginning April 1, 2024. The Company has adopted this update on April 1, 2024, and does not anticipate such adoption to have material impact on Company’s consolidated financial statements and related disclosures for the fiscal year ending March 31, 2025.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of discontinued operations, determined as of October 17, 2019, includes estimated consideration expected to be received, less costs to sell. After consideration of the determination of fair value of the discontinued operations including the assumption of all the outstanding loans from investors on the platform, $143,668 of accounts receivable, $3,760,599 of other receivables, and $143,943 of prepayments for impaired intangible assets were indicated as of the date the Company’s Board of Directors approved the Plan on October 17, 2019, and the Company recognized $4,048,210 provision for doubtful accounts as of December 31, 2019 related to the Company’s online lending services business, while the Company did not recognize any additional provision for doubtful accounts for the year ended March 31, 2024.

Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of March 31, 2024 and 2023:

	March 31,	March 31,
	2024	2023
Current liabilities
Accrued expenses and other liabilities	$464,000	$487,829

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable include online ride-hailing services fees due from online ride-hailing drivers and rental receivables due from operating lessees. It also includes a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of March 31, 2024 and 2023, accounts receivable were comprised of the following:

	March 31,	March 31,
	2024	2023
Receivables of online ride hailing fees from online ride-hailing drivers	$14,130	$51,290
Receivables of operating lease	18,531	31,039
Receivables of automobile sales due from automobile purchasers	2,897	76,106
Less: Allowance for credit losses	(1,545)	—
Accounts receivable, net	$34,013	$158,435

Movement of allowance for credit losses for the years ended March 31, 2024 and 2023 are as follows:

	March 31,	March 31,
	2024	2023
Beginning balance	$—	$112,905
Addition	1,557	3,394
Write off	—	(107,868)
Translation adjustment	(12)	(8,431)
Ending balance	$1,545	$—

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORIES

	March 31,	March 31,
	2024	2023
Automobiles (i)	$—	$6,678

(i)	As of March 31, 2023, the Company owned an automobile with a total value of $6,678, net of impairment, for sale or sales-type leases.

For the years ended March 31, 2024 and 2023, the Company recognized impairments of $0 and $3,085, respectively for certain automobiles for sale.

7. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of March 31, 2024 and 2023, the prepayments, other receivables and other current assets, net were comprised of the following:

	March 31,	March 31,
	2024	2023
Prepaid expenses (i)	$457,302	$334,297
Deposits (ii)	381,651	679,794
Receivables from aggregation platforms (iii)	145,751	271,791
Value added tax (“VAT”) recoverable (iv)	27,443	86,051
Due from automobile purchasers, net (v)	2,633	45,489
Employee advances	142	11,482
Others	28,365	9,339
Less: Allowance for credit losses	(20,474)	—
Total prepayments, other receivables and other current assets, net	$1,022,813	$1,438,243

Movement of allowance for credit losses for the years ended March 31, 2024 and 2023 are as follows:

	March 31,	March 31,
	2024	2023
Beginning balance	$—	$—
Addition	20,626	—
Translation adjustment	(152)	—
Ending balance	$20,474	$—

(i)	Prepaid expense

The balance of prepaid expense represented automobile purchase prepayments, automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense, etc. that will expire within one year.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of March 31, 2024, the allowance for credit losses of $17,841 was recorded against the security deposits not returned for more than one year after the end of the cooperation.

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

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2024, the allowance for credit losses recorded against receivables due from automobile purchasers was $2,633. During the year ended March 31, 2024, the Company recorded provision for credit losses of $2,652 against the balance from an automobile purchaser.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	March 31,
	2024	2023
Leasehold improvements	$174,266	$183,216
Computer equipment	32,494	37,932
Office equipment, fixtures and furniture	77,898	78,372
Automobiles	4,707,663	4,679,927
Subtotal	4,992,321	4,979,447
Less: accumulated depreciation and amortization	(2,315,797)	(1,635,990)
Total property and equipment, net	$2,676,524	$3,343,457

Depreciation expense for the years ended March 31, 2024 and 2023 were amounted to $933,395 and $1,095,518, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	March 31,	March 31,
	2024	2023
Software	$791,262	$793,381
Online ride-hailing platform operating licenses	419,988	441,557
Subtotal	1,211,250	1,234,938
Less: accumulated amortization	(620,523)	(460,614)
Total intangible assets, net	$590,727	$774,324

Amortization expense for the years ended March 31, 2024 and 2023 were amounted to $172,135 and $184,215, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending March 31, 2025	$165,089
Twelve months ending March 31, 2026	112,161
Twelve months ending March 31, 2027	81,587
Twelve months ending March 31, 2028	77,908
Twelve months ending March 31, 2029	77,389
Thereafter	76,593
Total	$590,727

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. OTHER NON-CURRENT ASSETS

	March 31,	March 31,
	2024	2023
Prepayments of automobiles purchased (i)	$639,863	$716,407

(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,301,261. As of March 31, 2024, 50 automobiles have been delivered to the Company and the Company has made prepayments of $639,863 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by March 31, 2025.

11. BORROWINGS FROM A FINANCIAL INSTITUTION

		Interest	March 31,	March 31,
Bank name	Maturity date	rate	2024	2023
WeBank*	09/11/2025	12.24%	$213,684	$—
SDIC Taikang Trust Co. Ltd	Fully Repaid on August 31, 2023	13.04%	—	8,813
Total			$213,684	$8,813
Borrowing from a financial institution, current			$142,456	$8,813
Borrowing from a financial institution, non-current			$71,228	$—

*	On September 11, 2023, the Company entered into a loan agreement (the “Loan Agreement”) with WeBank for a total amount of $249,297. Pursuant to the Loan Agreement, the borrowing bears an interest rate of 12.24% per annum with monthly repayments consist of principal and interest for two years. As of March 31, 2024, the current portion of the loan principal balance to be repaid within the next twelve months was amounted to $142,456, while the noncurrent portion of the loan principal to be repaid after March 31, 2025, was amounted to $71,228.

The total interest expense for the years ended March 31, 2024 and 2023 was $17,630 and $0, respectively.

12. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	March 31,
	2024	2023
Accrued payroll and welfare	$1,940,549	$1,636,092
Payables to drivers from aggregation platforms (i)	800,207	1,103,892
Deposits (ii)	686,897	730,002
Accrued expenses	516,210	226,721
Payables for expenditures on automobile transaction and related services (iii)	9,768	31,719
Other taxes payable	98,003	83,432
Loan repayments received on behalf of financial institutions(iv)	449	16,130
Other payables	60,324	37,348
Total accrued expenses and other liabilities	4,112,407	3,865,336
Total accrued expenses and other liabilities – discontinued operations	(464,000)	(487,829)
Total accrued expenses and other liabilities – continuing operations	$3,648,407	$3,377,507

(i)	Payables to drivers from aggregation platforms

The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s online ride-hailing platform base on the confirmed billings.

SENMIAO TECHNOLOGY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(iv)	Loan repayments received on behalf of financial institutions

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

The contributions made by the Company were $267,962 and $452,796 for the years ended March 31, 2024 and 2023, respectively, from operations of the Company.

As of March 31, 2024 and 2023, the Company did not make adequate employee benefit contributions in the amount of $1,137,887 and $1,086,526, respectively.

14. EQUITY

Warrants

IPO Warrants

The registration statement relating to the Company’s initial public offering also included the underwriters’ common stock purchase warrants to purchase 33,794 (337,940 pre reverse split) shares of common stock (“IPO Underwriter’s Warrants”). Each five-year warrant entitles warrant holder to purchase one share of the Company’s common stock at the price of $48.0 ($4.80 before reverse split) per share and is not exercisable for a period of 180 days from March 16, 2018. As of March 31, 2024, the remaining 3,794 warrants of the Company’s initial public offering has been forfeited due to expiration.

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

2019 Registered Direct Offering Warrants

As of March 31, 2024 and 2023, there were 0 and 16,841 2019 registered direct offering warrants outstanding, respectively. During the year ended March 31, 2024, the Company has forfeited the remaining 16,841 2019 registered direct offering warrants as they expired. During the years ended March 31, 2024 and 2023, the change of fair value was a gain of $6 and $12,432 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of March 31, 2024 and 2023, the fair value of the derivative instrument totaled $0 and $6, respectively.

SENMIAO TECHNOLOGY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2020 Underwriters’ Warrants

As of March 31, 2024 and 2023, there were 31,808 underwriters’ warrants outstanding. During years ended March 31, 2024 and 2023, the change of fair value was a gain of $5,231 and $36,131 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of March 31, 2024 and 2023, the fair value of the derivative instrument totaled $3,219 and $8,450, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the August 2020 Underwriters’ Warrants was adjusted to $6.25.

February 2021 Registered Direct Offering Warrants

As of March 31, 2024 and 2023, there were 53,262 February 2021 registered direct offering warrants outstanding. During the years ended March 31, 2024 and 2023, the change of fair value was a gain of $7,158 and $54,052 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022, respectively. As of March 31, 2024 and 2023, the fair value of the derivative instrument totaled $4,333 and $11,491, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $13.80 and $17.25, respectively.

May 2021 Registered Direct Offering Warrants

As of March 31, 2024 and 2023, there were 594,682 May 2021 registered direct offering warrants outstanding. During the years ended March 31, 2024 and 2023, the change of fair value was a gain of $87,424 and $662,767 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since March 31, 2022. As of March 31, 2024 and 2023, the fair value of the derivative instrument totaled $86,684 and $174,108, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the May 2021 Registered Direct Offering warrants was adjusted to $10.50.

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

As of March 31, 2024 and 2023, there were 5,365,911 November 2021 Private Placement Warrants outstanding. During the years ended March 31, 2024 and 2023, the change of fair value was a gain of $113,130 and $946,507 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities since insurance. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above-mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of March 31, 2024 and 2023, the fair value of the derivative instrument totaled $194,597 and $307,727, respectively.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2022	6,091,298	6,091,298	$2.28	4.32
Exercised	(25,000)	(25,000)	—	—
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)
Balance, March 31, 2024	6,045,663	6,045,663	$2.25	2.55

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 was vested and 9,545 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2024 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2024, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the year ended March 31, 2024, no new RSUs were granted.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of March 31, 2024 and 2023, there were 991 and 1,641 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 and $269,386, recorded as mezzanine equity. As of March 31, 2024, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

Common stock issued for consulting services

In October 2023, the Company entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which the Company engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. As compensation for the services, the Company agreed to issue the Consultants an aggregate of 1,500,000 shares of its common stock, par value $0.0001. The Company recognized the non-employee share-based payment equity awards by using the grant-date fair values at the time of signing agreement. On November 7, 2023, the issuance of 1,500,000 shares of the Company’s common stock has been completed and the Company recorded $444,300 service expense during the years ended March 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change of ownership interest in a subsidiary

On February 11, 2024, The Company and Hunan Ruixi’s two minority shareholders (“Shareholders”) has entered into a share swap agreement (“Share Swap Agreement”). Pursuant to the Share Swap Agreement, the Company would issue a total of 950,000 shares of its common stock to the above mentioned two Shareholders. In return, each shareholder will transfer a 2.5% equity interest in Hunan Ruixi to the Company, which increasing the Company’s ownership in Hunan Ruixi by 5%. As no cash consideration was received, $155,461 which is the difference between the fair value of the consideration received and the amount by which the noncontrolling interest is adjusted was recognized as an addition in additional paid-in capital in accordance with ASC 810-10-45-23 “Change in a parent’s ownership interest in a subsidiary”.

15. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the years ended March 31, 2024 and 2023, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for the years ended March 31, 2024 and 2023 amounted to approximately $1.1 million and $1.3 million respectively. As of March 31, 2024 and 2023, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.6 million and $7.1 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Ruixi, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Corenel, Jiekai and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Net income (loss) before income tax by jurisdiction as follows:

	For the Years Ended
	March 31,
	2024	2023
U.S.	$(1,436,097)	$260,851
PRC	(2,807,133)	(4,051,544)
Total net loss before income tax	$(4,243,230)	$(3,790,693)

Significant components of the provision for income taxes are as follows:

	For the Years Ended
	March 31,
	2024	2023
Current income tax	$20,206	$—
Deferred tax benefit	(29,222)	—
Income tax benefit	$(9,016)	$—

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended
	March 31,
	2024	2023
PRC Statutory tax rate*	25.0%	25.0%
Differential of local statutory tax rate	(1.4)%	0.3%
Permanent difference of gain from change in fair value of derivative liabilities not taxable in PRC	1.1%	9.5%
Non-deductible expenses	(2.7)%	(1.1)%
Valuation allowance on deferred income tax asset	(22.2)%	(30.7)%
Others	0.4%	(3.0)%
Effective tax rate	0.2%	—%

*	As the Company business operation mainly concentrated PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate

As of March 31, 2024 and 2023, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $9.7 million and $9.6 million, respectively, which will be available to offset future taxable income. As of March 31, 2024, these carryforwards will expire from 2025 through 2034, if not used. As of March 31, 2024 and 2023, valuation allowances for deferred tax assets related to net operating loss carry forward for U.S. income taxes were approximately $1.6 million and $1.5 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31,	March 31,
	2024	2023
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,423,561	$2,403,785
Net operating loss carryforwards in the U.S.	1,588,529	1,499,607
Allowance for credit losses	807,974	402,599
Others	6,431	—
Less: valuation allowance	(4,826,495)	(4,305,991)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$11,611	$42,930
Deferred tax liabilities, net	$11,611	$42,930

As of March 31, 2024 and 2023, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.9 million and $1.9 million, respectively. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of March 31, 2024, such net operating loss from discontinued operations will expire from 2025 through 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of March 31, 2024 and 2023, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2024	March 31, 2023
Net operating loss carry forwards in the PRC	$228,268	$479,377
Less: valuation allowance	(228,268)	(479,377)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2024 and 2023, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the years ended March 31, 2024 and 2023, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. CONCENTRATION

Major Suppliers

For the year ended March 31, 2024, three suppliers accounted for approximately 20.1%, 13.5%, and 12.1% of the total costs of revenue from operations of the Company.

For the year ended March 31, 2023, two suppliers accounted for approximately 21.2% and 12.4% of the total costs of revenue from continuing operations of the Company.

17. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Accounts receivable, a related party

As of March 31, 2024 and 2023, accounts receivable from a related party amounted to $0 and $6,312, respectively, represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2) Due from related parties

As of March 31, 2024 and 2023, balances due from related parties from the Company’s operations were comprised of the following:

	March 31,	March 31,
	2024	2023
Total due from related parties	$6,502,546	$6,610,156
Less: Allowance for credit losses	(3,099,701)	(1,481,036)
Due from related parties, net	$3,402,845	$5,129,120
Due from related parties, net, current	$655,532	$1,488,914
Due from a related party, net, non-current	$2,747,313	$3,640,206

As of March 31, 2024, balances due from Jinkailong, the Company’s equity investee company was $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to March 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $2,651,078 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $594,829 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

As of March 31, 2023, balances due from Jinkailong was $5,106,100, representing balance due from Jinkailong as result of Jinkailong’s deconsolidation on March 31, 2022, of which, $3,640,206 is to be repaid over a period from April 2024 to December 2026, which was classified as due from a related party, non-current.

Movement of allowance for credit losses due from Jinkailong for March 31, 2024 and 2023 are as follows:

	March 31,	March 31,
	2024	2023
Beginning balance	$1,481,036	$—
Addition	1,703,563	1,484,495
Translation adjustment	(84,898)	(3,459)
Ending balance	$3,099,701	$1,481,036

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months. This loan is strictly designated for the Company’s business development, potential capital market investments, and prospective mergers and business combinations. As of March 31, 2024, total of $150,000 has been disbursed to Xiang Hu, but no actual spending has been incurred yet. The Company will monitor the actual spending to determine the utilized amount. Any unused portion must be returned to the Company upon expiration of the loan.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024 and 2023, balance due from Chengdu Youlu Technology Ltd. (“Youlu”), a related party of the Company were amounted to $6,938 and $23,020, respectively.

3) Due to related parties

	March 31,	March 31,
	2024	2023
Loan payable to a related party (i)	$12,354	$8,667
Other payable due to related party (ii)	158,632	—
Total due to related parties	$170,986	$8,667

(i)	As of March 31, 2024 and 2023, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $12,354 and $8,667 are unsecured, interest free and due on demand, respectively.

(ii)	As of March 31, 2024 and 2023, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease.

4) Operating lease right-of-use assets, net, related parties and Operating lease liabilities - related parties

	March 31,	March 31,
	2024	2023
Lease II (ii)	47,128	92,916

	March 31,	March 31,
	2024	2023
Lease I (i)	$—	$82,069
Lease II (ii)	51,741	61,393
Total Operating lease liabilities, current - related parties	$51,741	$143,462

	March 31,	March 31,
	2024	2023
Lease II (ii)	—	42,247

(i)	On March 31, 2023, the Company entered into two office lease agreements with Hong Li, supervisor of Sichuan Senmiao, with a leasing term from April 1, 2023 to March 31, 2026, such lease was terminated in December 2023. On March 1, 2021, the Company entered into an office lease which was set to expire on February 1, 2026. On April 1, 2021, the Company entered into another office lease which was set to expire on April 1, 2024. In October 2022, the Company terminated the leases signed on March 1, 2021 and April 1, 2021.

(ii)	In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025.

2. Related Party Transactions

For the years ended March 31, 2024 and 2023, the Company incurred $96,614 and $177,414, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the years ended March 31, 2024 and 2023, the Company incurred $41,668 and $47,043, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as legal representative and general manager.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the years ended March 31, 2024 and 2023, the company incurred promotion fee of $11,115 and $95,804 payable to Jinkailong.

During the years ended March 31, 2024 and 2023, Corenel leased automobiles to Jinkailong and generated revenue of $34,742 and $344,120, while Jiekai leased automobiles from Jinkailong and had a rental cost of $472,848 and $509,904 respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (r), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the year ended March 31, 2024.

Lessee

As of March 31, 2024 and 2023, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of March 31, 2024, the weighted-average remaining operating and finance lease term of its existing leases is approximately 1.63 and 1.53 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Years Ended
	Classification	March 31, 2024	March 31, 2023
Operating lease cost
Automobile lease costs	Cost of revenues	$1,737,869	$2,020,276
Lease expenses	Selling, general and administrative	207,793	355,814
Finance lease cost
Amortization of leased asset	Cost of revenue	239,353	230,022
Amortization of leased asset	General and administrative	276	100,814
Interest on lease liabilities	Interest expenses on finance leases	29,088	25,675
Total lease expenses		$2,214,379	$2,732,601

Operating lease costs for automobiles totaled $1,737,869 and $2,020,276 for the years ended March 31, 2024 and 2023, respectively.

Operating lease expenses for offices and showroom leases totaled $206,432 and $355,814 for the years ended March 31, 2024 and 2023, respectively, of which $199,445 and $380,794 were amortization of leased asset for operating leases for the years ended March 31, 2024 and 2023, respectively.

Interest expenses on finance leases totaled $29,088 and $25,675 for years ended March 31, 2024 and 2023, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease	Finance lease
	payments*	payments	Total
Twelve months ending March 31, 2025	$69,001	$294,906	$363,907
Twelve months ending March 31, 2026	21,082	128,802	149,884
Total lease payments	90,083	423,708	513,791
Less: discount	(3,905)	(17,303)	(21,208)
Present value of lease liabilities	$86,178	$406,405	$492,583

*	As of March 31, 2024 and 2023, the outstanding balance of operating lease payments due to related parties was $51,741 and $185,709, respectively.

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

Purchase commitments

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the filing date of these consolidated financial statements, the Company has remitted approximately $0.6 million as purchase prepayments, and expects to fulfill the purchase commitment before March 31, 2025.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivable and additional allowance for credit losses. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the years ended March 31, 2024 and 2023, the Company recognized an estimated provision loss of approximately $499 and $7,287 respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from operations. As of March 31, 2024, there was no contingent liabilities Hunan Ruixi had for the automobile purchasers.

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $485,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the years ended March 31, 2024 and 2023:

	For the Year ended March 31, 2024
	Automobile
	Transaction and	Online ride-hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$4,320,031	$2,494,397	$—	$6,814,428
Interest income	$491	$98	$12	$601
Depreciation and amortization	$1,360,598	$64,442	$78,517	$1,503,557
Loss from operations	$(2,727,162)	$(381,845)	$(1,615,904)	$(4,724,911)
Loss before income taxes	$(2,398,572)	$(441,704)	$(1,402,954)	$(4,243,230)
Net loss	$(2,389,556)	$(441,704)	$(1,402,954)	$(4,234,214)
Capital expenditure	$671,679	$—	$—	$671,679

	For the Year ended March 31, 2024
	Automobile
	Transaction and	Online ride-hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
Revenues	$4,372,569	$3,709,945	$—	$8,082,514
Interest income	$1,533	$197	$52	$1,782
Depreciation and amortization	$1,842,745	$64,217	$84,401	$1,991,363
Loss from operations	$(4,319,384)	$(357,916)	$(1,463,608)	$(6,140,908)
Loss before income taxes	$(3,682,810)	$(356,164)	$248,281	$(3,790,693)
Net loss	$(3,682,810)	$(356,164)	$248,281	$(3,790,693)
Capital expenditure	$1,151,076	$26,420	$—	$1,177,496

SENMIAO TECHNOLOGY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting principles for the Company’s revenue by segment are set out in Note 3(h).

As of March 31, 2024, the Company’s total assets were comprised of $8,637,552 for automobile transaction and related services, $575,887 for online ride-hailing platform services and $648,045 for unallocated.

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

21. PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,124	$78,693
Due from subsidiaries	11,301,053	11,889,775
Prepayments, other receivables and other current assets, net	37,125	35,251
Total Current Assets	11,359,302	12,003,719

Other Assets
Intangible assets	450,000	525,000
Total Assets	$11,809,302	$12,528,719

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other liabilities	$495,481	$340,151
Derivative liabilities	288,833	501,782
Total Current Liabilities	784,314	841,933

Other Liabilities
Excess of investments in subsidiaries	9,895,723	7,023,186
Total Liabilities	10,680,037	7,865,119

Commitments and Contingencies
Mezzanine Equity (redeemable)
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 and 1,641 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively)	234,364	269,386

Stockholders’ Equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 and 7,743,040 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively)	1,051	773
Additional paid-in capital	43,950,123	43,355,834
Accumulated deficit	(41,384,268)	(37,715,294)
Accumulated other comprehensive loss	(1,672,005)	(1,247,099)
Total Senmiao Technology Limited Stockholders’ Equity	894,901	4,394,214
Total Liabilities, Mezzanine Equity and Equity	$11,809,302	12,528,719

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2024	2023
General and administrative expenses	$(1,649,046)	$(1,451,038)
Change in fair value of derivative liabilities	212,949	1,711,889
Equity of losses in subsidiaries	(2,232,877)	(3,374,600)
Net loss	(3,668,974)	(3,113,749)
Foreign currency translation adjustment	(456,433)	(1,137,645)
Comprehensive loss attributable to stockholders	$(4,125,407)	$(4,251,394)

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,668,974)	$(3,113,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	2,232,877	3,374,600
Amortization of intangible asset	75,000	75,000
Stock compensation expense	444,300	—
Change in fair value of derivative liabilities	(212,949)	(1,711,889)
Change in operating assets and liabilities
Prepayments, receivables and other current assets	(1,872)	100,002
Other receivable – a related party	(150,000)	—
Accrued expenses and other liabilities	386,682	421,815
Net Cash Used in Operating Activities	(894,936)	(854,221)

Cash Flows from Financing Activities:
Repayment from subsidiaries	855,522	750,000
Borrowings from subsidiaries	—	66,301
Repayments to a related party	(18,155)	—
Net Cash Provided by Financing Activities	837,367	816,301

Net decrease in cash and cash equivalents	(57,569)	(37,920)
Cash and cash equivalents, beginning of year	78,693	116,613
Cash and cash equivalents, end of year	$21,124	$78,693

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

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

b) Investments in subsidiaries and equity of loss in subsidiaries

The investments in subsidiaries consist of investments in Senmiao Consulting, Hunan Ruixi and Yicheng. The equity losses in subsidiaries consist of total equity loss in Senmiao Consulting, Hunan Ruixi, Yicheng, XXTX, Sichuan Senmiao, Corenel and Jiekai.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c) Stockholders’ equity

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 was vested and 9,545 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before March 31, 2024 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2024, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of March 31, 2024 and 2023, there were 991 and 1,641 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 and $269,386, recorded as mezzanine equity. As of March 31, 2024, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued for consulting services

In October 2023, the Company entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which the Company engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. As compensation for the services, the Company agreed to issue the Consultants an aggregate of 1,500,000 shares of its common stock, par value $0.0001. The Company recognized the non-employee share-based payment equity awards by using the grant-date fair values at the time of signing agreement. On November 7, 2023, the issuance of 1,500,000 shares of the Company’s common stock has been completed and the Company recorded $444,300 service expense during the years ended March 31, 2024.

Change of ownership interest in a subsidiary

On February 11, 2024, The Company and Hunan Ruixi’s two minority shareholders (“Shareholders”) has entered into a share swap agreement (“Share Swap Agreement”). Pursuant to the Share Swap Agreement, the Company would issue a total of 950,000 shares of its common stock to the above mentioned two Shareholders. In return, each shareholder will transfer a 2.5% equity interest in Hunan Ruixi to the Company, which increasing the Company’s ownership in Hunan Ruixi by 5%. As no cash consideration was received, $155,461 which is the difference between the fair value of the consideration received and the amount by which the non-controlling interest is adjusted was recognized as an addition in additional paid-in capital in accordance with ASC 810-10-45-23 “Change in a parent’s ownership interest in a subsidiary”.

22. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2024 up through the date the Company filed these consolidated financial statements. No events require adjustment to or disclosure in the consolidated financial statements.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2024 due to the following material weaknesses:

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2024, we are in the progress of improving our system security environment and conducting regular backup plans to ensure network and information security. We also kept refining the operational and financial system for our businesses to warn of risks and support management’s ability to make significant decisions. We are also developing a comprehensive system which could combine interactive information between our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. We plan to address the weaknesses identified above by implementing the following measures:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	41	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	36	Chief Financial Officer and Treasurer
Haitao Liu	52	Chief Operating Officer
Xiaojuan Lin	58	Director
Trent D. Davis	56	Director
Sichun Wang	36	Director
Jie Gao	45	Director

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

Board Diversity Matrix (As of March 31, 2024)

Total Number of Directors	5

				Did Not
				Disclose
	Female	Male	Non-Binary	Gender
Part I: Gender Identity
Directors	3	2	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	3	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	1	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2024 there were no delinquent filers.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2024 and 2023. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xi Wen	2024	183,716	—	—	—	—	—	—	183,716
Chief Executive Officer,
Chairman, President and Secretary (1)	2023	187,570	50,000	—	—	—	—	—	237,750

Xiaoyuan Zhang, Chief Financial	2024	75,372	—	—	—	—	—	—	75,372
Officer and Treasurer	2023	78,842	—	—	—	—	—	—	78,842

Chunhai Li, Chief Technology (2)	2023	54,615	—	—	—	—	—	13,646	68,261

Haitao Liu	2024	75,344	—	—	—	—	—	—	75,344
Chief Operating Officer	2023	78,813	—	—	—	—	—	—	78,813

(1)	Except Mr. Wen’s salaries paid for his services as Chief Executive Officer of the Company, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB7.1671 to US$1.00 for the year ended March 31, 2024 and RMB6.8516 to US$1.00 for the year ended March 31, 2023.

(2)	Mr. Chunhai Li resigned from his position as the Chief Technology Officer of the Company on March 31, 2023. The Company shall pay him a compensation of $13,646.

Employment Agreements and Potential Payments Upon Termination

Xi Wen, Chief Executive Officer, Chairman of the Board, President and Secretary

On May 27, 2019, the Company and Mr. Wen entered into an employment agreement (the “Wen Agreement”) to memorialize the compensation arrangement and the other terms of Mr. Wen’s continuing employment with the Company and Sichuan Senmiao. Under the Wen Agreement, Mr. Wen is entitled to the following compensation: (i) an annual salary of US$100,000 for his service as Chief Executive Officer of the Company, payable quarterly in arrears, starting upon the Company’s receipt of proceeds from a financing of at least $1,000,000; (ii) an annual salary of RMB600,000 (approximately US$87,354) for his service as the Executive Director for Sichuan Senmiao, payable monthly in arrears starting upon the Company’s receipt of proceeds from a financing of at least $1 million; and (iii) a cash bonus of up to US$50,000 for his services as Chief Executive Officer of the Company for each fiscal year upon satisfaction of certain annual performance targets as reviewed by the Compensation Committee.

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

Xiaoyuan Zhang, Chief Financial Officer and Treasurer

On September 17, 2018, the Company and Ms. Zhang entered into an employment agreement (the “Zhang Agreement”). Under the Zhang Agreement, Ms. Zhang is entitled to an annual salary of RMB540,000 (approximately US$78,620) for her services as Chief Financial Officer and Treasurer of the Company. She is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. Her employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

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

On September 10, 2020, Mr. Haitao Liu tendered his voluntary resignation as Chief Executive Officer of Sichuan Senmiao. On the same date, the Board appointed Mr. Haitao Liu to serve as the Company’s Chief Operating Officer. Effective September 11, 2020, the Company and Mr. Liu entered into an employment agreement (the “Liu Agreement”). Under the Liu Agreement, Mr. Liu is entitled to an annual salary of RMB540,000 (approximately US$77,000) for his service as Chief Operating Officer of the Company. He is also entitled to participate in the Company’s equity incentive plans and other Company benefits, each as determined by the Board from time to time. His employment has an initial term of one year and is subject to successive, automatic one-year extensions unless either party gives notice of non-extension to the other party at least 30 days prior to the end of the applicable term.

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2024, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2024, except that the compensation of Xi Wen as a director is included in “– Summary Compensation Table”:

	Fees				Nonqualified
	earned			Non-equity	deferred
	or	Stock	Option	incentive plan	compensation	All other
	paid in	awards	awards	compensation	earnings	compensation	Total
	cash $	$	$	$	$	$	$
Xiaojuan Lin	20,000	—	—	—	—	—	20,000
Trent Davis	40,000	—	—	—	—	—	40,000
Sichun Wang	20,000	—	—	—	—	—	20,000
Jie Gao	20,000	—	—	—	—	—	20,000

The Company has accrued payments to each of the directors an annual retainer of $20,000 except that Mr. Trent with an annual retainer of $40,000 for the fiscal years ended March 31, 2024 and 2023. The Company expect to settle the payment within December 2024. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

As of March 31, 2024, the Company has issued accumulated 23,720 RSUs (after reverse split) to directors, of which 2,273 was vested but not issued by the Company. During the year ended March 31, 2024, the Company did not issue RSUs to directors. The Company accounted for the vested RSUs as expenses and charged to common stock. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. The Company expects to settle the vested RSUs by issuance of shares of common stock within December 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On June 24, 2024, there were 10,518,040 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	1,057,500	10.1%
Officers and Directors
Xiaoyuan Zhang (3)	1,364	*
Haitao Liu (4)	909	*
Chunhai Li (5)	455	*
Xi Wen (6)	117,624	1.1%
Xiaojuan Lin (7)	5,349	*
Trent D. Davis (7)	5,349	*
Jie Gao (8)	4,849	*
Sichun Wang (8)	4,849	*
All directors and executive officers as a group (eight individuals)	140,748	1.3%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.

(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 1,057,500 shares of common stock of the Company.

(3)	Represents 1,364 shares of common stock underlying 1,364 RSUs, of which, 341 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(4)	Represents 909 shares of common stock underlying 909 RSUs, of which, 227 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(5)	Represents 455 shares of common stock underlying 455 RSUs, of which, 114 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(6)	Includes 112,275 shares of common stock of the Company held in the name of Mr. Wen’s spouse and 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(7)	Represents 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(8)	Represents 4,849 shares of common stock underlying 4,849 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

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

Related Parties’ Office Leasing

On March 31, 2023, Senmiao Consulting entered into two office lease agreements with the supervisor of Sichuan Senmiao, with a leasing term from April 1, 2023 to March 31, 2026, which was terminated in December 2023. On March 1, 2021 and April 1, 2021, Senmiao Consulting entered office leases which was set to expire on February 1, 2026 and April 1, 2024, respectively, which was terminated in October 2022. In December 2023, Senmiao Consulting entered into another office lease agreement with the supervisor of Sichuan Senmiao, with a leasing term from January 1, 2024 to June 30, 2024. For the years ended March 31, 2024 and 2023, we incurred $96,614 and $177,414, respectively, in rental expenses to the shareholder.

In September 2019, Hunan Ruixi entered into an office lease agreement which was set to expire in May 2025 with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a Company where one of our independent directors serves as legal representative and general manager. The rent was approximately $44,250 per year, payable on a quarterly basis. For the years ended March 31, 2024 and 2023, we incurred expense of $41,668 and $47,043, respectively, in rent to Dingchentai.

We had reached cooperation with Jinkailong, our equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through our ride-hailing platform, and we will pay Jinkailong a certain promotion service fee. During the years ended March 31, 2024 and 2023, we incurred promotion fee of $11,115 and $95,804 payable to Jinkailong. respectively. The decrease was in accordance with the decrease in the number of rides completed through XXTX.

During the years ended March 31, 2024, Corenel leased automobiles to Jinkailong and generated revenues of $34,742, while Jiekai leased automobiles from Jinkailong and had a rental cost of $472,848. During the years ended March 31, 2023, Corenel leased automobiles to Jinkailong and generated revenues of $344,120, while Jiekai leased automobiles from Jinkailong and had a rental cost of $509,904.

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

Pay Versus Performance

In August 2022, the SEC adopted final rules to require companies to disclose information about the relationship between executive compensation actually paid and certain financial performance of the company. The information below is provided pursuant to Item 402(v) of SEC Regulation S-K with respect to “smaller reporting companies” as that term is defined in Item 10(f)(1) of SEC Regulation S-K.

(a) Fiscal Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)	(f) Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(3)	(g) Net Loss ($)(4)
2023	237,570	97,571	—	—	N/A	(3,790,693)
2024	183,716	48,834	—	—	N/A	(4,234,214)

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Xi Wen for each corresponding year in the “Total” column of the Summary Compensation Table. See “Executive Compensation - Summary Compensation Table.

(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Xi Wen as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b).

(3)	The Company suffered loss during the years ended March 31, 2024 and 2023, so no substantiality for the calculation of the Total Shareholder Return.

(4)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

The Nomination and Compensation Committee of the Board of Directors of the Company does not have a policy or practice regarding evaluating Total Shareholder Return as part of its determination of compensation decisions for the named executive officers. The Nomination and Compensation Committee takes various factors into account in determining the competitiveness of its executive compensation. Over the past two fiscal years the Nomination and Compensation Committee has recognized the significant time and effort required by the executive officer to manage the Company’s liquidity by raising capital while reducing operating expenses and cash used in operations, secure and maintain the Company’s listing on the Nasdaq Market.

All information provided above under the “Pay Versus Performance Information” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 14. Principal Accountant Fees and Services.

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

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2024 and 2023.

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
Fee Category	2024	2023
Audit Fees (1)	$302,000	$321,700
Audit-Related Fees (2)	$20,600	$10,000
Tax Fees (3)	$—	$10,000
All Other Fees (4)	$—	$—

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

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

3.4

Certificate of Correction filed with the State of Nevada on April 5, 2022, incorporated herein by reference to Exhibit 3.2 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.5

Certificate of Amendment to Articles of Incorporation of the Company, on May 2, 2022, regarding the increase of authorized shares, incorporated by reference to Exhibit 3.5 on the Annual Report on Form 10-K filed by the Company with the SEC on July 13, 2023.

3.6	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated herein by reference to Exhibit 4.4 on the Annual Report on Form 10-K filed by the Company with the SEC on July 9, 2020

4.2	Form of Warrant relating to the August 2020 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

4.3	Form of Placement Agent Warrant relating to the February 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2021

4.4	Form of the Investor’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

4.5	Form of the Placement Agent’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.1	Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.2	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.3	Investment and Equity Transfer Agreement, dated as of November 21, 2018, by and among Senmiao Technology Limited, Hunan Ruixi Financial Leasing Co., Ltd., Hunan Ruipin Cultural Industry Co., Ltd., Luziyun International Group (Southeast Asia) Shares Limited and Chengdu Little Monkey Information and Technology Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2018

10.4	Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated August 26, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.5	Amendment to Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated October 16, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.6	Collaboration Agreement, dated August 13, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.7	Collaboration Agreement, dated December 6, 2019, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.8	Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2019

10.9	Employment Agreement, dated as of September 17, 2018, by and between the Company and Xiaoyuan Zhang, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2018

10.10	Form of Hunan Ruixi Financial Leasing Contract, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.11	Form of Hunan Ruixi Service Agreement, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.12	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.13	Employment Agreement, dated as of September 11, 2020, by and between the Company and Haitao Liu, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2020

10.14	Form of Securities Purchase Agreement relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.15	Placement Agency Agreement dated May 11,2021 (including Form of Lock-Up Agreement in the exhibit) relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.16	English Translation of the Investment Agreement, dated September 11, 2020, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.17	English Translation of the Supplementary Agreement to the Investment Agreement, dated February 5, 2021, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.18	Share Swap Agreement, dated October 22, 2021, by and among Senmiao Technology Limited, Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and the shareholders of Hunan Xixingtianxia Technology Co., Ltd., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2021.

10.19	Loan Agreement, effective July 28, 2021, by and between Xi Wen and Senmiao Technology Limited, incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the SEC on July 15, 2022

10.20	Loan Agreement, effective August 17, 2021, by and between Xi Wen and Senmiao Technology Limited, incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed with the SEC on July 15, 2022

10.21	English Translation of the Loan Agreement by and between Senmiao Technology Limited and Xiang Hu*(1)

10.22	Share Swap Agreement by and between Senmiao Technology Limited, and two minority shareholders of Hunan Ruixi Financial Leasing Co., Ltd.*

10.23	English Translation of Current Lease Agreement of Senmiao Technology Limited’s Principal Executive Office(1)

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

21.1	List of Subsidiaries*

23.1	Independent registered public accounting firm’s consent*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Compensation Recovery Policy of the Company.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

*	Filed herewith

**	Furnished herewith

(1)	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(a)(6) and Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2024	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
	Name:	Xi Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Name:	Xiaoyuan Zhang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	June 27, 2024
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	June 27, 2024
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	June 27, 2024
Trent Davis

/s/ Xiaojuan Lin	Director	June 27, 2024
Xiaojuan Lin

/s/ Sichun Wang	Director	June 27, 2024
Sichun Wang

/s/ Jie Gao	Director	June 27, 2024
Jie Gao