Form 10-Q
period 2024-06-30
Senmiao Technology Ltd
filed 2024-08-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 10,518,040 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$748,869	$792,299
Restricted cash	2,588	2,337
Accounts receivable, net	20,156	34,013
Accounts receivable, a related party	1,878	—
Finance lease receivables, current	179,356	144,166
Prepayments, other receivables and other current assets, net	1,001,171	1,022,813
Due from related parties, net, current	319,679	655,532
Total current assets	2,273,697	2,651,160

Property and equipment, net	2,341,445	2,676,524

Other assets
Operating lease right-of-use assets, net	51,489	60,862
Operating lease right-of-use assets, net, a related party	37,060	47,128
Financing lease right-of-use assets, net	294,241	355,383
Intangible assets, net	548,671	590,727
Finance lease receivable, non-current	102,192	92,524
Due from a related party, net, non-current	2,922,894	2,747,313
Other non-current assets	635,733	639,863
Total other assets	4,592,280	4,533,800

Total assets	$9,207,422	$9,861,484

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Borrowings from a financial institution, current	$141,536	$142,456
Accounts payable	152,784	140,532
Advances from customers	123,350	122,461
Income tax payable	19,889	20,019
Accrued expenses and other liabilities	3,803,459	3,648,407
Due to related parties	194,707	170,986
Operating lease liabilities, current	14,104	14,007
Operating lease liabilities, a related party	51,993	51,741
Financing lease liabilities, current	331,462	279,768
Derivative liabilities	297,120	288,833
Current liabilities - discontinued operations	461,005	464,000
Total current liabilities	5,591,409	5,343,210

Other liabilities
Borrowings from a financial institution, non-current	35,384	71,228
Operating lease liabilities, non-current	15,334	20,430
Financing lease liabilities, non-current	63,368	126,637
Deferred tax liability	9,413	11,611
Total other liabilities	123,499	229,906

Total liabilities	5,714,908	5,573,116

Commitments and contingencies (note 19)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively)	234,364	234,364

Stockholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively)	1,051	1,051
Additional paid-in capital	43,950,123	43,950,123
Accumulated deficit	(42,057,688)	(41,384,268)
Accumulated other comprehensive loss	(1,734,325)	(1,672,005)
Total Senmiao Technology Limited stockholders’ equity	159,161	894,901

Non-controlling interests	3,098,989	3,159,103

Total equity	3,258,150	4,054,004

Total liabilities, mezzanine equity and equity	$9,207,422	$9,861,484

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Revenues
Revenues	$1,117,157	$2,080,966
Revenues, a related party	5,243	13,748
Total revenues	1,122,400	2,094,714

Cost of revenues
Cost of revenues	(800,238)	(1,302,595)
Cost of revenues, a related party	(1,627)	(210,179)
Total cost of revenues	(801,865)	(1,512,774)

Gross profit	320,535	581,940

Operating expenses
Selling, general and administrative expenses	(940,268)	(1,243,289)
Provision for credit losses	(173,441)	(127,073)
Total operating expenses	(1,113,709)	(1,370,362)

Loss from operations	(793,174)	(788,422)

Other (expense) income
Other income, net	47,656	72,149
Interest expense	(5,860)	(525)
Interest expense on finance leases	(5,088)	(8,722)
Change in fair value of derivative liabilities	(8,287)	304,173
Total other income, net	28,421	367,075

Loss before income taxes	(764,753)	(421,347)

Income tax benefit	1,935	—

Net Loss	(762,818)	(421,347)

Net loss (income) attributable to non-controlling interests	89,398	(6,481)

Net loss attributable to the Company’s stockholders	$(673,420)	$(427,828)

Net loss	$(762,818)	$(421,347)

Other comprehensive loss
Foreign currency translation adjustment	(33,036)	(453,325)

Comprehensive loss	(795,854)	(874,672)

less: Total comprehensive income (loss) attributable to noncontrolling interests	(60,114)	49,293

Total comprehensive loss attributable to the Company’s stockholders	$(735,740)	$(923,965)

Weighted average number of common stock
Basic and diluted	10,518,040	7,891,392
Net loss per share - basic and diluted	$(0.06)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2024 and 2023

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2023
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net income (loss)	—	—	—	(427,828)	—	6,481	(421,347)
Conversion of preferred stock into common stock	250,000	25	26,914	—	—	—	26,939
Foreign currency translation adjustment	—	—	—	—	(496,137)	42,812	(453,325)
BALANCE, June 30, 2023 (Unaudited)	7,993,040	$798	$43,382,748	$(38,143,122)	$(1,743,236)	$3,882,759	$7,379,947

	For the Three Months Ended June 30, 2024
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	10,518,040	$1,051	$43,950,123	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustment	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	10,518,040	$1,051	$43,950,123	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(762,818)	$(421,347)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	235,133	234,972
Amortization of right-of-use assets	77,873	109,620
Amortization of intangible assets	39,294	34,837
Provision for credit losses	173,441	127,073
Gain on disposal of equipment	(2,558)	(22,665)
Change in fair value of derivative liabilities	8,287	(304,173)
Change in operating assets and liabilities
Accounts receivable	13,687	24,083
Accounts receivable, a related party	(1,885)	1,476
Inventories	—	6,540
Finance lease receivables	32,499	50,441
Prepayments, other receivables and other assets	15,291	(11,895)
Prepayment - a related party	—	(152,317)
Accounts payable	13,210	103,147
Advances from customers	1,686	31,977
Accrued expenses and other liabilities	173,311	418,687
Due to a related party	4,517	—
Operating lease liabilities	(4,794)	(37,238)
Operating lease liabilities - related parties	588	11,648
Net Cash Provided by Operating Activities	16,762	204,866

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,183)	(379,658)
Cash received from disposal of property and equipment	8,433	49,592
Net Cash Provided by (Used in) Investing Activities	7,250	(330,066)

Cash Flows from Financing Activities:
Borrowings from a related party	20,244	—
Repayments from a related party	13,810	—
Repayments to related parties and affiliates	(43,264)	(160,850)
Repayments to financial institutions	(35,512)	(5,805)
Principal payments of finance lease liabilities	(8,985)	(80,667)
Net Cash Used in Financing Activities	(53,707)	(247,322)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,484)	(63,773)

Net decrease in cash, cash equivalents and restricted cash	(43,179)	(436,295)
Cash, cash equivalents and restricted cash, beginning of the period	794,636	1,610,090
Cash, cash equivalents and restricted cash, end of the period	751,457	1,173,795

Supplemental Cash Flow Information
Cash paid for interest expense	$5,860	$525
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities, related parties	$—	$356,859

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash, cash equivalent, end of the period	$748,869	$1,173,795
Restricted cash, end of the period	2,588	—
Total cash, cash equivalent and restricted cash shown in the unaudited condensed consolidated statements of cash flows, end of the period	$751,457	$1,173,795

	June 30,	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash, cash equivalent, beginning of the period	$792,299	$1,610,090
Restricted cash, beginning of the period	2,337	—
Total cash, cash equivalent and restricted cash shown in the unaudited condensed consolidated statements of cash flows, beginning of the period	$794,636	$1,610,090

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

(ii) online ride-hailing platform services through its own platform (known as Xixingtianxia) as described further below, since October 2020, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which is a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enables qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha and other 20 cities in China as of the filing date of these unaudited condensed consolidated financial statements.

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

As of the filing date of these unaudited condensed consolidated financial statements, Senmiao Consulting has made a cumulative capital contribution of RMB40.30 million (approximately $5.55 million) to XXTX. As of June 30, 2024, XXTX had seven wholly owned subsidiaries and two of them have operations.

The following diagram illustrates the Company’s corporate structure as of the filing date of these unaudited condensed consolidated financial statements:

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2022, Hunan Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above was terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. Starting from April 1, 2022, the parties no longer maintain a concerted action relationship with respect to the decision required to take concerted action at its shareholders meetings as stipulated in the Voting Agreements. Each party shall independently express opinions and exercise various rights such as voting rights and perform relevant obligations in accordance with the provisions of laws, regulations, normative documents and the Jinkailong’s articles of association.

As a result of the Termination Agreement, the Company no longer has a controlling financial interest in Jinkailong and has determined that Jinkailong was deconsolidated from the Company’s Unaudited condensed consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is the equity investee company of the Company since then. As of June 30, 2024 and March 31, 2024, the paid-in capital of Jinkailong is zero.

As of June 30, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,088,018, net of allowance for credit losses, of which, $2,922,894 is to be repaid over a period from July 2025 to December 2026, classified as due from a related party, net, non-current. As of March 31, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to December 2026, classified as due from a related party, net, non-current. (refer to Note 17).

As of June 30, 2024 and March 31, 2024, allowance for credit losses due from Jinkailong amounted to $3,252,513 and $3,099,701, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded provision for credit losses against the balance due from Jinkailong of $173,441 and $127,073, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $0.8 million for the three months ended June 30, 2024; (2) accumulated deficit of approximately $42.1 million as of June 30, 2024; (3) the working capital deficit of approximately $3.3 million as of June 30, 2024; and (4) one purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into one purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheets as of June 30, 2024, the unaudited condensed consolidated statements of operations and comprehensive loss, the unaudited condensed consolidated statements of changes in equity, and the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2024 and 2023, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on June 27, 2024.

The unaudited condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	March 31,
	2024	2024
Balance sheet items, except for equity accounts – RMB: US$1:	7.2672	7.2203

	For the three months ended June 30,
	2024	2023
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.2410	7.0130

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease liabilities, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables and due from related parties, estimates of impairment of long-lived assets, valuation of deferred tax assets and valuation of derivative liabilities.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and March 31, 2024:

	Carrying Value as of	Fair Value Measurement as of
	June 30,	June 30, 2024
	2024	Level 1	Level 2	Level 3
(Unaudited)
Derivative liabilities	$297,120	$—	$—	$297,120

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2024
	2024	Level 1	Level 2	Level 3

Derivative liabilities	$288,833	$—	$—	$288,833

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for three months ended June 30, 2024 and for the year ended March 31, 2024:

	2019 Registered Direct Offering		August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Series A Warrants	Placement Warrants	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2023	$1	$5	$8,450	$11,491	$161,961	$12,147	$284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(5,231)	(7,158)	(81,325)	(6,099)	(105,242)	(7,888)	(212,943)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of March 31, 2024	—	—	3,219	4,333	80,636	6,048	179,520	15,077	288,833
Change in fair value of derivative liabilities	—	—	(425)	(451)	(1,336)	(101)	9,630	970	8,287
BALANCE as of June 30, 2024 (unaudited)	$—	$—	$2,794	$3,882	$79,300	$5,947	$189,150	$16,047	$297,120

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model on June 20, 2019 (the grant date), August 4, 2020 (the grant date), February 10, 2021 (the grant date), May 13, 2021 (the grant date), November 10, 2021 (the grant date), as of June 30, 2024 and March 31, 2024.

	June 20, 2019			August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
	Series A	Series B	Placement Agent	Underwriters’	Placement Agent	ROFR	Investor	Placement Agent	Investor	Placement Agent
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	133,602	111,632	14,251	56,800	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/20/2019	6/20/2019	6/20/2019	8/4/2020	2/10/2021	2/10/2021	5/13/2021	5/13/2021	11/10/2021	11/10/2021
Exercise price*	$37.20	$37.20	$33.80	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price*	$28.00	$28.00	$28.00	$5.10	$16.30	$16.30	$7.20	$7.20	$6.70	$6.70
Expected term (years)	4	1	4	5	5	5	5	5	5	5
Risk-free interest rate	1.77%	1.91%	1.77%	0.19%	0.46%	0.46%	0.84%	0.84%	1.23%	1.23%
Expected volatility	86%	91%	86%	129%	132%	132%	131%	131%	126%	126%

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	6/30/2024	6/30/2024	6/30/2024	6/30/2024	6/30/2024	6/30/2024	6/30/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Expected term (years)	1.10	1.62	1.62	1.87	1.87	2.36	2.36
Risk-free interest rate	5.05%	4.85%	4.85%	4.76%	4.76%	4.64%	4.64%
Expected volatility	116%	116%	116%	116%	116%	116%	116%

	As of March 31, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	1.35	1.87	1.87	2.12	2.12	2.61	2.61
Risk-free interest rate	4.88%	4.65%	4.65%	4.57%	4.57%	4.47%	4.47%
Expected volatility	117%	117%	117%	117%	117%	117%	117%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024 and March 31, 2024, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities and borrowings from a financial institution were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2024 and March 31, 2024.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(e) Segment reporting

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

(g) Restricted cash

Restricted cash consists of fund held in the bank accounts of Corenel was frozen by a court order with a prior business partner whom Corenel had cooperation with. The restricted cash of Corenel was $2,588 as of June 30, 2024.

(h) Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2024 and March 31, 2024, the Company record allowance for credit losses of $1,535 and $1,545 against accounts receivable, respectively.

(i) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and March 31, 2024, the Company determined no allowance for credit losses was necessary for finance lease receivables.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024 and March 31, 2024, finance lease receivables consisted of the following:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Minimum lease payments receivable	$439,504	$354,617
Less: Unearned interest	(157,956)	(117,927)
Financing lease receivables	$281,548	$236,690
Finance lease receivables, current	$179,356	$144,166
Finance lease receivables, non-current	$102,192	$92,524

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2024 are as follows:

Minimum future payments receivable
Twelve months ending June 30, 2025	$274,982
Twelve months ending June 30, 2026	151,487
Twelve months ending June 30, 2027	13,035
Total	$439,504

(j) Property and equipment, net

Property and equipment primarily consist of automobiles, leasehold improvements, computers and other equipment, which are stated at cost less accumulated depreciation and amortization less any provision required for impairment in value. Depreciation and amortization is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment, fixture and furniture	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2024 and 2023, the Company did not recognize impairment for property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation and amortization of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

(l) Derivative liabilities

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

(m) Revenue recognition

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

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$756,315	$1,056,394
- Monthly services commissions	26,254	50,590
- Financing revenues	22,176	13,600
- Service fees from NEVs leasing	22,094	20,271
- Service fees from automobile purchase services	21,738	12,232
- Revenues from sales of automobiles	—	5,044
- Other service fees	30,432	30,977
Total revenues from Automobile Transaction and Related Services	879,009	1,189,108
Online Ride-hailing Platform Services	243,391	905,606
Total Revenues from Operations	$1,122,400	$2,094,714

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2024, the Company’s pricing interest rate was 6.0% per annum.

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

(n) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2024 and March 31, 2024, approximately $2,600 and $21,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of June 30, 2024 and March 31, 2024, approximately $709,000 and $719,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $69,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2024 and March 31, 2024, the Company record allowance for credit losses of $1,535 and $1,545 against accounts receivable, respectively.

2)	Foreign currency risk

As of June 30, 2024 and March 31, 2024 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $2,600 and $21,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 7.27 RMB into US$1.00 on June 30, 2024 to 7.22 RMB into US$1.00 on March 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(o) Recent accounting pronouncements not yet adopted

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

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of AUS 2023-07 on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on its annual and interim disclosures

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. DISCONTINUED OPERATIONS

Since October, 2019, the Company has discontinued its online P2P lending services business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of June 30, 2024 and March 31, 2024:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$461,005	$464,000

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

As of June 30, 2024 and March 31, 2024, accounts receivable were comprised of the following:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Receivables of online ride hailing fees from online ride-hailing drivers	$8,103	$14,130
Receivables of operating lease	12,053	18,531
Receivables of automobile sales due from automobile purchasers	1,535	2,897
Less: Allowance for credit losses	(1,535)	(1,545)
Accounts receivable, net	$20,156	$34,013

Movement of allowance for credit losses for the three months ended June 30, 2024 and for year ended March 31, 2024 are as follows:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Beginning balance	$1,545	$—
Addition	—	1,557
Translation adjustment	(10)	(12)
Ending balance	$1,535	$1,545

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of June 30, 2024 and March 31, 2024, the prepayments, other receivables and other current assets, net were comprised of the following:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Prepaid expenses (i)	$471,302	$457,302
Deposits (ii)	366,926	381,651
Receivables from aggregation platforms (iii)	80,391	145,751
Value added tax (“VAT”) recoverable (iv)	71,155	27,443
Due from automobile purchasers, net (v)	2,616	2,633
Employee advances	142	142
Others	28,981	28,365
Less: Allowance for credit losses	(20,342)	(20,474)
Total prepayments, other receivables and other current assets, net	$1,001,171	$1,022,813

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for credit losses for the three months ended June 30, 2024 and for year ended March 31, 2024 are as follows:

	June 30,	March 31,
	2024	2023
	(Unaudited)
Beginning balance	$20,474	$—
Addition	—	20,626
Translation adjustment	(132)	(152)
Ending balance	$20,342	$20,474

(i)	Prepaid expense

The balance of prepaid expense represented automobile purchase prepayments, automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense, etc. that will expire within one year.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of June 30, 2024 and March 31, 2024, the allowance for credit losses of $17,726 and $17,841 was recorded against the security deposits not returned for more than one year after the end of the cooperation.

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

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of June 30, 2024 and March 31, 2024, the allowance for credit losses recorded against receivables due from automobile purchasers was $2,616 and $2,633.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Leasehold improvements	$173,141	$174,266
Computer equipment	31,313	32,494
Office equipment, fixtures and furniture	78,573	77,898
Automobiles	4,477,489	4,707,663
Subtotal	4,760,516	4,992,321
Less: accumulated depreciation and amortization	(2,419,071)	(2,315,797)
Total property and equipment, net	$2,341,445	$2,676,524

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 amounted to $235,133 and $234,972, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Software	$790,996	$791,262
Online ride-hailing platform operating licenses	417,278	419,988
Subtotal	1,208,274	1,211,250
Less: accumulated amortization	(659,603)	(620,523)
Total intangible assets, net	$548,671	$590,727

Amortization expense for the three months ended June 30, 2024 and 2023 amounted to $39,294 and $34,837, respectively.

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending June 30, 2025	$160,037
Twelve months ending June 30, 2026	96,293
Twelve months ending June 30, 2027	80,355
Twelve months ending June 30, 2028	77,374
Twelve months ending June 30, 2029	77,374
Thereafter	57,238
Total	$548,671

10. OTHER NON-CURRENT ASSETS

	June 30,	March 31,
	2024	2024
	(Unaudited)
Prepayments of automobiles purchased (i)	$635,733	$639,863

(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,301,261. As of June 30, 2024, 50 automobiles have been delivered to the Company and the Company has made prepayments of $635,733 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by March 31, 2025.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. BORROWINGS FROM A FINANCIAL INSTITUTION

	Maturity	Interest	June 30,	March 31,
Bank name	date	rate	2024	2024
			(Unaudited)
WeBank*	09/11/2025	12.24%	$176,920	$213,684
Borrowing from a financial institution, current			$141,536	$142,456
Borrowing from a financial institution, non-current			$35,384	$71,228

*	On September 11, 2023, the Company entered into a loan agreement (the “Loan Agreement”) with WeBank for a total amount of RMB1.8million (approximately $248,000). Pursuant to the Loan Agreement, the borrowing bears an interest rate of 12.24% per annum with monthly repayments consisting of principal and interest for two years. As of June 30, 2024, the current portion of the loan principal balance to be repaid within the next twelve months amounted to $141,536, while the non-current portion of the loan principal to be repaid after June 30, 2025, amounted to $35,384.

The total interest expense for the three months ended June 30, 2024 and 2023 was $5,860 and $525, respectively.

12. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	March 31,
	2024	2024
	(Unaudited)
Accrued payroll and welfare	$2,084,904	$1,940,549
Payables to drivers from aggregation platforms (i)	713,990	800,207
Deposits (ii)	660,046	686,897
Accrued expenses	609,965	516,210
Other taxes payable	118,650	98,003
Payables for expenditures on automobile transaction and related services (iii)	10,317	9,768
Other payables	66,592	60,773
Total accrued expenses and other liabilities	4,264,464	4,112,407
Total accrued expenses and other liabilities – discontinued operations	(461,005)	(464,000)
Total accrued expenses and other liabilities – continuing operations	$3,803,459	$3,648,407

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

The contributions made by the Company were $44,549 and $78,843 for the three months ended June 30, 2024 and 2023, respectively, from operations of the Company.

As of June 30, 2024 and March 31, 2024, the Company did not make adequate employee benefit contributions in the amount of $1,121,069 and $1,137,887, respectively.

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

August 2020 Underwriters’ Warrants

As of June 30, 2024 and March 31, 2024, there were 31,808 underwriters’ warrants outstanding. During the three months ended June 30, 2024 and 2023, the change of fair value was a gain of $425 and $5,681 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $2,794 and $3,219, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the August 2020 Underwriters’ Warrants was adjusted to $6.25.

February 2021 Registered Direct Offering Warrants

As of June 30, 2024 and March 31, 2024, there were 53,262 February 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2024 and 2023, the change of fair value was a gain of $451 and $7,784 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $3,882 and $4,333, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $13.80 and $17.25, respectively.

May 2021 Registered Direct Offering Warrants

As of June 30, 2024 and March 31, 2024, there were 594,682 May 2021 registered direct offering warrants outstanding. During the three months ended June 30, 2024 and 2023, the change of fair value was a gain of $1,437 and $110,333 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $85,247 and $86,684, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the May 2021 Registered Direct Offering warrants was adjusted to $10.50.

November 2021 Private Placement Warrants

As of June 30, 2024 and March 31, 2024, there were 5,365,911 November 2021 Private Placement Warrants outstanding. During the three months ended June 30, 2024 and 2023, the change of fair value was a loss of $10,600 and a gain of $180,369 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. Upon exercise of above-mentioned warrants, the Company reduced the fair value of the warrants and increased the additional paid in capital by $1,533. As of June 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $205,197 and $194,597, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, March 31, 2024	6,045,663	6,045,663	$2.25	2.55
Exercised	—	—	—	—
Balance, June 30, 2024 (unaudited)	6,045,663	6,045,663	$2.25	2.30

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

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares and 1,800,000 shares, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of June 30, 2024, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three months ended June 30, 2024, no new RSUs were granted.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As of June 30, 2024 and March 31, 2024, there were 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 recorded as mezzanine equity. As of June 30, 2024, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2024 and 2023, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S for both the three months ended June 30, 2024 and 2023 amounted to approximately $0.4 million. As of June 30, 2024 and March 31, 2024, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.9 million and $7.6 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Ruixi, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Corenel, Jiekai and XXTX and its subsidiaries are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Net loss before income tax by jurisdiction as follows:

	For the Three Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
U.S.	$(388,353)	$(74,012)
PRC	(376,400)	(347,335)
Total net loss before income tax	$(764,753)	$(421,347)

Significant components of the provision for income taxes are as follows:

	For the Three Months Ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Current income tax	$—	$—
Deferred tax benefit	1,935	—
Income tax benefit	$1,935	$—

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30,	March 31,
	2024	2024
Deferred Tax Assets	(Unaudited)
Net operating loss carryforwards in the PRC	$2,674,326	$2,423,561
Net operating loss carryforwards in the U.S.	1,663,093	1,588,529
Allowance for credit losses	845,964	807,974
Others	6,389	6,431
Less: valuation allowance	(5,189,772)	(4,826,495)
Deferred tax assets, net	$—	$—
Deferred tax liabilities:
Capitalized intangible assets cost	$9,413	$11,611
Deferred tax liabilities, net	$9,413	$11,611

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of both June 30, 2024 and March 31, 2024, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.9 million. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of June 30, 2024, such net operating loss from discontinued operations will expire from 2025 through 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of June 30, 2024 and March 31, 2024, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2024	March 31, 2024
	(Unaudited)
Net operating loss carry forwards in the PRC	$226,795	$228,268
Less: valuation allowance	(226,795)	(228,268)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2024 and March 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three months ended June 30, 2024 and 2023, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

16. CONCENTRATION

Major Suppliers

For the three months ended June 30, 2024, three suppliers accounted for approximately 14.9%, 12.8%, and 12.2% of the total costs of revenue from operations of the Company.

For the three months ended June 30, 2023, four suppliers accounted for approximately 24.1%, 13.9%, 13.9%, and 13.0% of the total costs of revenue from operations of the Company.

17. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Accounts receivable, a related party

As of June 30, 2024 and March 31, 2024, accounts receivable from a related party amounted to $1,878 and $0, respectively, represented balance due from operating lease revenue recognized from Jinkailong, the Company’s equity investee company.

2) Due from related parties

As of June 30, 2024 and March 31, 2024, balances due from related parties from the Company’s operations were comprised of the following:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Total due from related parties	$6,495,086	$6,502,546
Less: Allowance for credit losses	(3,252,513)	(3,099,701)
Due from related parties, net	$3,242,573	$3,402,845
Due from related parties, net, current	$319,679	$655,532
Due from a related party, net, non-current	$2,922,894	$2,747,313

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, balances due from Jinkailong, the Company’s equity investee company was $3,088,018, net of allowance for credit losses, of which, $2,922,894 is to be repaid over a period from July 2025 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $2,447,389 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $640,629 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

As of March 31, 2024, balances due from Jinkailong, the Company’s equity investee company was $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 and thereafter 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $2,651,078 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $594,829 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

Movement of allowance for credit losses due from Jinkailong for the three months ended June 30, 2024 and for the year ended March 31, 2024 are as follows:

	June 30,	March 31,
	2024	2024
	(Unaudited)
Beginning balance	$3,099,701	$1,481,036
Addition	173,441	1,703,563
Translation adjustment	(20,629)	(84,898)
Ending balance	$3,252,513	$3,099,701

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months. This loan is strictly designated for the Company’s business development, potential capital market investments, and prospective mergers and business combinations. As June 30, 2024, total of $150,000 has been disbursed to Xiang Hu, but no actual spending has been incurred yet. In July 2024, the Company received the repayment of approximately $69,400 from Xiang Hu based on the actual process of the related activities. The Company will monitor the actual spending to determine the utilized amount. Any unused portion must be returned to the Company upon expiration of the loan.

As of June 30, 2024 and March 31, 2024, balance due from Chengdu Youlu Technology Ltd. (“Youlu”), a related party of the Company were amounted to $4,555 and $6,938, respectively.

3) Due to related parties

	June 30,	March 31,
	2024	2024
	(Unaudited)
Loan payable to a related party (i)	$32,598	$12,354
Other payable due to a related party (ii)	162,109	158,632
Total due to related parties	$194,707	$170,986

(i)	As of June 30, 2024 and March 31, 2024, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $32,598 and $12,354 are unsecured, interest free and due on demand, respectively.

(ii)	As of June 30, 2024 and March 31, 2024, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	June 30,	March 31,
	2024	2024
	(Unaudited)
Operating lease right-of-use assets – a related party	$37,060	$47,128
Operating lease liabilities – a related party	$51,993	$51,741

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as the legal representative and general manager. The term of the lease agreement was from November 1, 2018 to October 31, 2023 and the rent was approximately $44,250 per year, payable on a quarterly basis. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025.

2. Related Party Transactions

For the three months ended June 30, 2024 and 2023, the Company incurred $4,516 and $30,327, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the three months ended June 30, 2024 and 2023, the Company incurred $10,350 and $10,137, respectively, in rental expenses to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

The Company had reached cooperation with Jinkailong, the Company’s equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through the Company’s ride-hailing platform, and the company will pay Jinkailong a certain promotion service fee. During the three months ended June 30, 2024 and 2023, the company incurred promotion fee of $0 and $11,623 payable to Jinkailong.

During the three months ended June 30, 2024 and 2023, Corenel leased automobiles to Jinkailong and generated revenue of $5,243 and $13,748, while Jiekai leased automobiles from Jinkailong and had a rental cost of $1,627 and $210,179 respectively.

18. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (m), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the three months ended June 30, 2024.

Lessee

As of June 30, 2024 and March 31, 2024, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

The ROU assets and lease liabilities are determined based on the present value of the future minimum rental payments of the lease as of the adoption date, using effective interest rate of 6.0%, which is determined using an incremental borrowing rate with similar term in the PRC. As of June 30, 2024, the weighted-average remaining operating and finance lease term of its existing leases is approximately 1.31 and 1.28 years, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating and finance lease expenses consist of the following:

		For the Three Months Ended
	Classification	June 30, 2024	June 30, 2023
		(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$224,713	$515,874
Lease expenses	Selling, general and administrative	28,783	65,286
Finance lease cost
Amortization of leased asset	Cost of revenue	59,061	61,668
Amortization of leased asset	General and administrative	—	282
Interest on lease liabilities	Interest expenses on finance leases	5,088	8,722
Total lease expenses		$317,645	$651,832

Operating lease costs for automobiles totaled $224,713 and $515,874 for the three months ended June 30, 2024 and 2023, respectively.

Operating lease expenses for offices and showroom leases totaled $28,783 and $65,286 for the three months ended June 30, 2024 and 2023, respectively, of which $18,812 and $47,670 were amortization of leased asset for operating leases for the three months ended June 30, 2024 and 2023, respectively.

Interest expenses on finance leases totaled $5,088 and $8,722 for the three months ended June 30, 2024 and 2023, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease	Finance lease
	payments*	payments	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Twelve months ending June 30, 2025	$68,479	$342,967	$411,446
Twelve months ending June 30, 2026	15,710	63,986	79,696
Total lease payments	84,189	406,953	491,142
Less: discount	(2,758)	(12,123)	(14,881)
Present value of lease liabilities	$81,431	$394,830	$476,261

*	As of June 30, 2024 and March 31, 2024, the outstanding balance of operating lease payments due to a related party was $51,993 and $51,741, respectively.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase commitments

On September 23, 2022, the Company entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles for the amount of approximately $1.5 million. As of the filing date of these unaudited condensed consolidated financial statements, the Company has remitted approximately $0.6 million as purchase prepayments, and expects to fulfill the purchase commitment before March 31, 2025.

Contingent liabilities for automobile purchasers

Historically, most of the automobile purchasers would pay the Company their previous defaulted amounts within one to three months. In December 2019, a novel strain of coronavirus, or COVID-19, surfaced and it has spread rapidly to many parts of China and other parts of the world, including the United States. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. Because substantially all of the Company’s operations are conducted in China, the COVID-19 outbreak has materially and adversely affected the Company’s business operations, financial condition and operating results for 2021 and 2022, including but not limited to decrease in revenues, slower collection of accounts receivable and additional allowance for credit losses. Some of the Company’s customers exited the ride-hailing business and rendered their automobiles to the Company for sublease or sale to generate income or proceeds to cover payments owed to financial institutions and the Company. For the three months ended June 30, 2024 and 2023, the Company recognized an estimated provision loss of approximately $0 and $510 respectively, for drivers who exited the ride-hailing business were not able to make the monthly payments from operations. As of June 30, 2024, there was no contingent liabilities Hunan Ruixi had for the automobile purchasers.

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any consideration towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $482,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

The following tables present the summary of each segment’s revenue, loss from operations, loss before income taxes and net loss which is considered as a segment operating performance measure, for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30, 2024
	Automobile
	Transaction and	Online ride-hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$879,009	$243,391	$—	$1,122,400
Interest income	$84	$6	$1	$91
Depreciation and amortization	$319,848	$13,663	$18,789	$352,300
Loss from operations	$(379,428)	$(10,999)	$(402,747)	$(793,174)
Loss before income taxes	$(333,057)	$(20,662)	$(411,034)	$(764,753)
Net loss	$(331,122)	$(20,662)	$(411,034)	$(762,818)
Capital expenditure	$1,183	$—	$—	$1,183

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2023
	Automobile
	Transaction and	Online ride-hailing
	Related	platform
	Services	Services	Unallocated	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,189,108	$905,606	$—	$2,094,714
Interest income	$149	$27	$3	$179
Depreciation and amortization	$344,132	$14,269	$21,028	$379,429
Loss from operations	$(334,966)	$(72,632)	$(380,824)	$(788,422)
Loss before income taxes	$(266,192)	$(78,504)	$(76,651)	$(421,347)
Net loss	$(266,192)	$(78,504)	$(76,651)	$(421,347)
Capital expenditure	$379,658	$—	$—	$379,658

The accounting principles for the Company’s revenue by segment are set out in Note 3(e).

As of June 30, 2024, the Company’s total assets were comprised of $8,151,643 for automobile transaction and related services, $442,975 for online ride-hailing platform services and $612,804 for unallocated.

As of March 31, 2024, the Company’s total assets were comprised of $8,637,552 for automobile transaction and related services, $575,887 for online ride-hailing platform services and $648,045 unallocated.

As substantially all of the Company’s long-lived assets are located in the PRC and substantially all of the Company’s revenue is derived from within the PRC, no geographical information is presented.

22. SUBSEQUENT EVENTS

On August 8, 2024, Sichuan Senmiao, XXTX, a third party named Jiangsu Yuelaiyuexing Technology Co., Ltd. (“Yuelai”), and certain other parties thereto, entered into an acquisition agreement with debt assumption takeover (“Acquisition Agreement”). Pursuant to the Acquisition Agreement, Yuelai shall acquire all of the equity interests the XXTX at a total purchase price of zero, while taking over certain liabilities of XXTX as defined in the Acquisition Agreement. The copy of the Acquisition Agreement is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

We are a provider of automobile transaction and related services, connecting consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiary, Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company. Since October 2020, we also operate an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). Our platform enables qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and other 20 cities in China. Substantially all of our operations are conducted in China.

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) monthly services where we provide management and related services to Partner Platforms and other companies and earn commission from them (the “Auto Commissions”); (iii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (iv) service fees from new energy vehicles (“NEVs”) leasing, automobile purchase services where we charge NEVs lessees or automobile purchasers for a series of the services provided to them throughout the leasing or purchase process based on the chosen product solutions, such as ride-hailing driver training, assisting with a series of administrative procedures and other consulting services (the “NEVs and Purchase Services”); and (v) automobile sales (the “Auto Sales”) and other supporting services provided to online ride-hailing drivers, including auto management and guarantee services (the “Auto Management and Guarantee Services”). We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of June 30, 2024, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 1,892 automobiles under operating leases and 178 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed/guaranteed by us and corresponding revenue generated for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024		2023
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	>640	$756,000	>1,000	$1,056,000
Auto Commissions	—	$26,000	—	$51,000
Auto Financing	50	$22,000	44	$14,000
Other Services	>600	$75,000	>530	$68,000

During the three months ended June 30, 2024, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 86.0%, 3.0%, 2.5%, and 8.5% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, Auto Sales, and other services income accounted for approximately 88.8%, 4.3%, 1.1%, 0.4% and 5.4% for the three months ended June 30, 2023, respectively.

Our Ride-Hailing Platform Services

As part of our goal to provide an all-round solution for online ride-hailing drivers as well as to increase our competitive power in an increasingly competitive online ride-hailing industry and to take advantage of the market potential, in October 2020, we began operating our own online ride-hailing platform in Chengdu. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. As of the filing date of this Report, Senmiao Consulting has made accumulated capital contribution of RMB40.3 million (approximately $5.55 million) to XXTX.

XXTX operates Xixingtianxia and holds a national online reservation taxi operating license. The platform is presently servicing online ride-hailing drivers in 22 cities in China, including Chengdu, Changsha and so on, providing the drivers in these cities with a platform to view and take customer orders for rides. We currently collaborate with Gaode Map, a well-known aggregation platform in China on our ride-hailing platform services. Under our collaboration, when a rider uses the platform to search for taxi/ride-hailing services on the aggregation platform, the platform provides such rider a number of online ride-hailing platforms for selection, including ours and if our platform is selected by the rider, the order will then be distributed to registered drivers on our platform for viewing and acceptance. The rider may also simultaneously select multiple online ride-hailing platforms in which case, the aggregation platform will distribute the requests to different online ride-hailing platforms which they cooperate with, based on the number of available drivers using the platform in a certain area and these drivers’ historical performance, among other things. XXTX generates revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earns commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider. XXTX settles its commissions with the aggregation platforms on a weekly basis. Since December 2023, in order to improve the efficiency of XXTX’s daily operation and profitability, XXTX has engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement.

Meanwhile, in order to strengthen our market position in certain cities, during the three months ended June 30, 2024, our subsidiaries, Hunan Ruixi and Jiekai, cooperated with other online ride-hailing platforms (“Partner Platforms”), such as Hunan DiDi Technology Co., Ltd., Chengdu Anma Zhixing Technology Co., Ltd., Sichuan Peitu Kuaixing Technology Co., Ltd. and Chongqing Yiqizhao Technology Co., Ltd. Chengdu Branch, whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi and Jiekai earned rental income from drivers and earned commissions from Partner Platforms.

During the three months ended June 30, 2024, approximately 0.4 million rides with gross fare of approximately $1.3 million were completed through Xixingtianxia and the platform had an average of approximately 2,300 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. During the three months ended June 30, 2024, we earned online ride-hailing platform service fees of approximately $0.2 million, after netting off approximately $24,000 incentives paid to Active Drivers.

During the three months ended June 30, 2023, approximately 1.7 million rides with gross fare of approximately $5.3 million were completed through Xixingtianxia and the platform had an average of over 6,200 Active Drivers each month. During the three months ended June 30, 2023, we earned online ride-hailing platform service fees of approximately $0.9 million, netting off approximately $0.1 million incentives paid to Active Drivers.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing, as well as the number of completed online ride-hailing orders on our platform, which largely depends on the number of Active Drivers who complete ride-hailing transactions on our platform. We acquire customers for our Automobile Transaction and Related Services, as well as for our Online Ride-hailing Platform Services, through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our Active Drivers by marketing our platform to our existing and prospective automobile lessees in the cities we now operate in. We expect the expansion of our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our platform and the Partner Platforms. An effective cross-selling strategies between our automobile leasing business and Online Ride-hailing Platform Services business is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of June 30, 2024, we had 5 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operate in, we have witnessed a high turn-over rate on the short-term car rentals during the three months ended June 30, 2024. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the growth of our income from leasing automobiles in the next twelve months. The effective management of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of June 30, 2024, for parking and management of automobiles for operating lease, we had one parking lot, an exhibition hall and 3 employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the three months ended June 30, 2024 and 2023, the average utilization of the automobiles for operating lease was approximately 90.4% and 79.8%, respectively.

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

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which Active Drivers earn from the platform to ensure the timely collection of its rental receivables from those Active Drivers. As of June 30, 2024, we had accounts receivable of operating lease of approximately $12,000 in total. Besides, during the three months ended June 30, 2024, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis. As of June 30, 2024, we had accounts receivable of online ride-hailing service fees of approximately $8,000 in total. We used to advance the purchase price of automobiles and all service expenses when we provide related services to the purchasers. We collect the receivables due from automobile purchasers from their monthly installment payments during the relevant affiliation periods. As of June 30, 2024, we had accounts receivable of approximately $2,000 and advanced payments of approximately $3,000 due from the historical automobile purchasers.

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

Ability to Manage Defaults and Potential Guarantee Liability Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the three months ended June 30, 2024. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

Further, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2024, the total value of non-collateralized automobiles was approximately $255,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

Ability to Cut down the Loss from Ride-Hailing Platform Services

The growth of our online ride-hailing platform depends in part on our ability to cost-effectively attract and retain online ride-hailing drivers who satisfy our screening criteria and procedures, and to increase their utilization of our platform. However, to attract and retain qualified drivers, we have, among other things, offered incentives for drivers, which would adversely affecting the liquidity and financial performance. Our Ride-Hailing Platform Services has suffered accumulated loss during the past years. Due to the fierce competition of online ride-hailing industry in Chengdu and Changsha, and in order to improve the efficiency of the daily operation and profitability of our platform, we have engaged Anhui Lianma to co-operate the online ride-hailing platform by outsourcing certain daily operation work to it in most of cities our platform operates in Since December 2023. We also reduced the incentives paid to the drivers and had witnessed both the number of Active Drivers on our platform and the total number of the completed orders decreased accordingly. However, both the revenue and the operation loss of the Ride-Hailing Platform Services decreased.

If we could not maintain the scale of the online ride-hailing drivers who use our platform which may cause we could not generate sufficient revenue and we may have a larger cash outflow in our daily operations in the next twelve months. Our cash flow situation may worsen if the economy in China does not improve as expected.

Meanwhile, pursuant to the cooperation agreement signed with Didi Chuxing Technology Co., Ltd. (“Didi”) for our Automobile Transaction and Related Services, we may be penalized by Didi, or our partnership with Didi may be terminated as we now operate a business competitive with Didi. However, the service fees we earned from Didi for automobile transaction and related services currently represent less than 0.1% of our total revenue. Therefore, we believe that the risk of termination of cooperation with Didi on automobile transaction and related services will not have a material influence on our business or results of operations.

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

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of June 30, 2024, approximately 354 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 971 million in June 2024 in China, representing an increase of approximately 11% and 27% as compared with the ones as of June 30, 2023, respectively. Meanwhile, approximately 3.01 million online booking taxi transportation certificates and approximately 7.13 million online booking taxi driver’s licenses were issued nationwide in China, representing an increase of approximately 24% and 23% as compared with the ones as of June 30, 2023, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

In addition to the national online reservation taxi operating license, XXTX and its subsidiaries also obtained the online reservation taxi operating license in 29 cities, including Chengdu, Changsha, Tianjin, six cities in Jiangsu Province, five cities in Sichuan Province, three cities in Guizhou Province, and 12 cities in other 10 provinces from June 2020 to October 2023, to operate the online ride-hailing platform services.

However, approximately 32% of our ride-hailing drivers have not obtained the driver’s license for online ride-hailing services as of June 30, 2024 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. Meanwhile, during the three months ended June 30, 2024, Gaode conducted several rounds of compliance checks in Chengdu and other cities. Gaode reduced the number of orders dispatched to XXTX platform as it found certain drivers who provide their online ride-hailing services through our platform without obtaining the driver’s licenses during the check. Accordingly, we have strengthened the drivers’ qualification check, and the decrease in the number of drivers without licenses further resulted to the decrease in the number of orders completed through XXTX platform. Thus, our revenue from online ride-hailing platform services decreased during the three months ended June 30, 2024 as compared with last year.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, XXTX and its subsidiaries may be fined between RMB5,000 to RMB30,000 ($688 to $4,128) for violations of the Interim Measures, including providing online ride-hailing platform services to unqualified drivers or vehicles. During the three months ended June 30, 2024, we have been fined by approximately $3,000 by Traffic Management Bureaus in Changsha. If we are deemed in serious violation of the Interim Measures, our Online Ride-hailing Platform Services may be suspended and the relevant licenses may be revoked by certain government authorities.

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

Results of Operations for the three months ended June 30, 2024 Compared to the three months ended June 30, 2023

	For the Three Months Ended
	June 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Revenues	$1,122,400	$2,094,714	$(972,314)
Cost of revenues	(801,865)	(1,512,774)	710,909
Gross profit	320,535	581,940	(261,405)
Operating expenses
Selling, general and administrative expenses	(940,268)	(1,243,289)	303,021
Provision for credit losses	(173,441)	(127,073)	(46,368)
Total operating expenses	(1,113,709)	(1,370,362)	256,653
Loss from operations	(793,174)	(788,422)	(4,752)
Other income, net	47,656	72,149	(24,493)
Interest expense	(5,860)	(525)	(5,335)
Interest expense on finance leases	(5,088)	(8,722)	3,634
Change in fair value of derivative liabilities	(8,287)	304,173	(312,460)
Loss before income taxes	(764,753)	(421,347)	(343,406)
Income tax benefit	1,935	—	1,935
Net loss	$(762,818)	$(421,347)	$(341,471)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018 and revenue from online ride-hailing platform services from our acquisition of XXTX on October 23, 2020, respectively.

Revenue for the three months ended June 30, 2024 decreased by $972,314, or approximately 46%, as compared with the three months ended June 30, 2023. The decrease was mainly due to the decrease of $662,215 of revenues from online ride-hailing platform services resulted from the decrease in orders caused by the market competition, and the decrease of $300,079 of operating lease revenues from automobile rentals resulted from the decrease number of the automobiles for operating lease.

As we focus on our automobile rental business currently, we expect revenue from our automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services	$879,009	$1,189,108
- Operating lease revenues from automobile rentals	756,315	1,056,394
- Monthly services commissions	26,254	50,590
- Financing revenues	22,176	13,600
- Service fees from NEVs leasing	22,094	20,271
- Service fees from automobile purchase services	21,738	12,232
- Revenues from sales of automobiles	—	5,044
- Other service fees	30,432	30,977

Revenue from online ride-hailing platform services	243,391	905,606

Total Revenue	$1,122,400	$2,094,714

Revenue from Automobile Transactions and Related Services

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, and other services fees, which accounted for approximately 86.0%, 3.0%, 2.5%, 2.5%, 2.5%, and 3.5%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2024. Meanwhile, operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, sales revenue of automobiles and other services fees, which accounted for approximately 88.8%, 4.3%, 1.1%, 1.7%, 1.0%, 0.4% and 2.7%, respectively, of the total revenue from automobile transaction and related services during the three months ended June 30, 2023.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease of rental income of $300,079 or approximately 28.4% during the three months ended June 30, 2024 was mainly due to the decrease in the number of the automobiles leased for operating lease. We leased approximately 640 automobiles with an average monthly rental income of approximately $413 per automobile, resulting in a rental income of $756,315, including rental income of $5,243 from Jinkailong, for the three months ended June 30, 2024. While we leased over 1,000 automobiles with an average monthly rental income of approximately $491 per automobile, resulting in a rental income of $1,056,394, including rental income of $13,748 from Jinkailong, for the three months ended June 30, 2023.

Monthly services commissions

We generated revenues of $26,254 and $50,590 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended June 30, 2024 and 2023, respectively. The decrease of $24,336 or approximately 48.1% was due to decrease in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $22,176 from an average monthly number of 38 automobiles and $13,600 from an average monthly number of 41 automobiles during the three months ended June 30, 2024 and 2023, respectively. The increase was due to the monthly payment we charged to customers for financial leasing increased during the three months ended June 30, 2024.

Service fees from NEVs leasing

We generated revenues of $22,094 and $20,271 from leasing NEVs by charging leases service fees during the three months ended June 30, 2024 and 2023, respectively. The amount of services fees for NEVs leasing is based on its product solutions.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 16 automobiles purchase transaction during the three months ended June 30, 2024 while we had revenue from 5 automobile purchase services during the three months ended June 30, 2023. As a result, the related service fees generated increased $9,506 from $12,232 during the three months ended June 30, 2023 to $21,738 during the three months ended June 30, 2024.

Sales of automobiles

We had no income from sales of automobiles during the three months ended June 30, 2024. Meanwhile, we sold one used automobile with income of $5,044 during the three months ended June 30, 2023.

Other Service fees

We generate other revenues from other miscellaneous service fees charged to our customers. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Revenue from online ride-hailing platform services

We generate revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earn commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020. During the three months ended June 30, 2024, approximately 0.4 million rides with gross fare of approximately $1.3 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $243,391, after netting off approximately $24,000 incentives paid to Active Drivers.

During the three months ended June 30, 2023, approximately 1.7 million rides with gross fare of approximately $5.3 million were completed through our Xixingtianxia platform and we earned online ride-hailing platform service fees of $905,606, after netting off approximately $0.1 million incentives paid to Active Drivers. The decrease was mainly due to fewer completed orders as a result of increased competition and we have shrunk our investment in the Online Ride-hailing Platform Services.

Cost of Revenues

Cost of revenues represents (1) the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing of $626,039; and (2) technical service charges, insurance and other expenses related to our Online Ride-Hailing Platform Services of $175,826. Cost of revenues decreased by $710,909 or approximately 47% during the three months ended June 30, 2024 as compared with the same period in 2023, mainly due to the decrease of $283,472 in costs of automobiles under operating leases due to the decrease in the number of the automobiles leased for operating lease in the three months ended June 30, 2024, decrease of $420,897 in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders, and the decrease of $6,540 in costs of our Auto Sales. During the three months ended June 30, 2024 and 2023, the costs of automobiles under operating leases with amount of $1,627 and $210,179, respectively, was from a related party.

Gross Profit

We had gross profit of $320,535 and $581,940, respectively, during the three months ended June 30, 2024 and 2023. The decrease of $261,405 was mainly due to the decrease in profit from online ride-hailing platform services. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
- Auto Operating Leasing	$130,276	$146,883
- Other Automobile transaction and related Services	122,694	127,670
- Auto Sales	—	(1,496)
- Online Ride-Hailing Platform Services	67,565	308,883
Total Gross Profit	$320,535	$581,940

We had a gross profit of $67,565 in our online ride-hailing platform services during the three months ended June 30, 2024, which decreased by $241,318 from a gross profit of $308,883 in the three months ended June 30, 2023. The decrease was attributable to the decrease of gross fare of rides completed through our Xixingtianxia platform from approximately $5.3 million for the three months ended June 30, 2023 to approximately $1.3 million for the three months ended June 30, 2024, respectively. As the gross margin of the revenues from our Auto Business increased during the three months ended June 30, 2024, our overall gross profit margin of slightly increased to approximately 28.6% from approximately 27.8% during the three months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $1,243,289 for the three months ended June 30, 2023 to $940,268 for the three months ended June 30, 2024, representing a decrease of $303,021, or approximately 24.4%. The decrease was attributable to our continuous control on costs and streamline expenses during the three months ended June 30, 2024. The decrease mainly consists of (1) a decrease of $184,677 in salary and employee benefits as the average monthly number of our employees decreased from 116 to 67; and (2) a decrease of $117,963 in entertainment, advertising and promotion as we cut down market promotion expenditure in accordance with the market change in the three months ended June 30, 2024.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and provided provision for credit losses of $173,441 and $127,073 against receivables from Jinkailong for the three months ended June 30, 2024 and 2023, respectively.

Other income, net

For the three months ended June 30, 2024, we had other income, net of $47,656, which primarily consist of the (1) penalty income of approximately $32,000 from the customers; (2) income of approximately $3,000 from the disposal of our own vehicles used for operating leases; and (3) the miscellaneous income of approximately $13,000. For the three months ended June 30, 2023, we had other income, net of $72,149, which primarily consist of the (1) income of approximately $23,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; (2) penalty income of approximately $23,000 from the customers; and (3) the miscellaneous income of approximately $26,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the three months ended June 30, 2024 was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases for the three months ended June 30, 2024 and 2023 was $5,088 and $8,722, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in September 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended June 30, 2024 was a loss of $8,287 in total. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
- June 2019 registered direct offering	$—	$6
- August 2020 underwritten public offering	425	5,681
- February 2021 registered direct offering	451	7,784
- May 2021 registered direct offering	1,437	110,333
- November 2021 private placement	(10,600)	180,369
Total Change in Fair Value of Derivative Liabilities	$(8,287)	$304,173

Income Tax Benefit

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. For three months ended June 30, 2024, we had deferred tax benefit of $1,935 resulted from deferred tax, while all the subsidiaries in China suffered losses for the three months ended June 30, 2024 and 2023.

Net loss

As a result of the foregoing, net loss for the three months ended June 30, 2024 was $762,818, representing an increase of $341,471 from net loss of $421,347 for the three months ended June 30, 2023.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $748,869 as of June 30, 2024 as compared to $792,299 as of March 31, 2024. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $0.8 million for the three months ended June 30, 2024; (2) accumulated deficit of approximately $42.1 million as of June 30, 2024; (3) the working capital deficit of approximately $3.3 million as of June 30, 2024; and (4) a purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of this Report, we have entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which, approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

We do not believe that the proceeds from our public offerings and our anticipated cash flows would be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the filing date of this Report. We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

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

	For the Three Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Net Cash Provided by Operating Activities	$16,762	$204,866
Net Cash Provided by (Used in) Investing Activities	7,250	(330,066)
Net Cash Used in Financing Activities	(53,707)	(247,322)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(13,484)	(63,773)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	794,636	1,610,090
Cash, Cash Equivalents and Restricted Cash at End of the Period	$751,457	$1,173,795

Cash Flow in Operating Activities

For the three months ended June 30, 2024 and 2023, net cash provided by operating activities was $16,762 and $204,866, respectively.

The decrease $188,104 in net cash provided by operating activities for the three months ended June 30, 2024 as compared with the three months ended June 30, 2023 was primarily attributable to (1) decrease of $240,859 in the change of accrued expenses and other liabilities (both third parties and due to a related party); (2) increase of $341,471 in net loss; and (3) decrease of $89,937 in the change of accounts payable; partially offset by (4) increase of $312,460 in change of fair value of derivative liabilities (from a gain to a loss); (5) increase of $179,503 in the change of prepayments, other receivables and other assets (both third parties and related party).

Cash Flow in Investing Activities

For the three months ended June 30, 2024, we had net cash provided by investing activities of $7,250. The majority of net cash provided by in investing activities was the proceeds from sales of the used-automobiles of $8,433, which was partially offset the purchase furniture for office purpose of $1,183.

For the three months ended June 30, 2023, we had net cash used in investing activities of $330,066. The majority of net cash used in investing activities was for purchase of automobiles for operating lease purpose of $379,658, which was partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $49,592.

Cash Flow in Financing Activities

For the three months ended June 30, 2024, we had net cash used in financing activities of $53,707, which primarily consisted of: (1) repayments to related parties and affiliates of $43,264; (2) principal payments made for finance lease liabilities of $8,985; (3) repayments of current borrowings from a financial institution of $35,512; partially offset by (4) borrowings from a related party of $20,244; and (5) repayment from a related party of $13,810.

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

As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any consideration towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $482,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) property and equipment, net; (iv) intangible assets, net; (v) revenue recognition; and (vi) leases - lessee. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in the Annual Report for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), which requires us to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. We adopted this guidance effective April 1, 2023. ASC Topic 326 introduces an approach based on expected losses to estimate the allowance for credit losses, which replaces the previous incurred loss impairment model. The adoption of this guidance did not have a material impact on our consolidated financial statements. Accounts receivable are recognized and carried at original invoiced amount less an estimated allowance for credit losses. We estimate the allowance for credit losses based on an analysis of the aging of accounts receivable, assessment of collectability, including any known or anticipated economic conditions, customer-specific circumstances, recent payment history and other relevant factors.

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

As of June 30, 2024 and March 31, 2024, the allowance for credit losses represented approximately 7.1% and 4.3% of gross accounts receivable balances, respectively. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations and comprehensive loss. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Allowance for credit losses balances amounted to $1,535 and $1,545 as of June 30, 2024 and March 31, 2024, respectively for accounts receivable. Allowance for credit losses balances amounted to $20,342 and $20,474 as of June 30, 2024 and March 31, 2024, respectively for deposits and other receivables. Allowance for credit losses balances amounted to $3,252,513 and $3,099,701 as of June 30, 2024 and March 31, 2024, respectively, for amount due from a related party.

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

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended June 30, 2024 and 2023, we did not recognize impairment for property and equipment and intangible assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits.

10.1	English Translation of Acquisition Agreement on with Debt Assumption Takeover of Hunan Xixingtianxia Technology Co., Ltd.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2024	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)