Form 10-Q
period 2024-09-30
Senmiao Technology Ltd
filed 2024-11-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, there were 10,518,040 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our goals and strategies, including our ability to maintain our automobile transaction and related services business in China;

●	our management’s ability to properly develop and achieve any future business growth and any improvements in our financial condition and results of operations;

●	the regulations and the impact by public health epidemics in China on the industries we operate in and our business, results of operations and financial condition;

●	the growth or lack of growth in China of disposable household income and the availability and cost of credit available to finance car purchases;

●	the growth or lack of growth of China’s online ride-hailing, automobile financing and leasing industries;

●	changes in online ride-hailing, transportation networks, and other fundamental changes in transportation pattern in China;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectations regarding our customer base;

●	our ability to maintain positive relationships with our business partners;

●	competition in the online ride-hailing, automobile financing and leasing industries in China;

●	macro-economic and political conditions affecting the global economy generally and the market in China specifically; and

●	relevant Chinese government policies and regulations relating to the industries in which we operate.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$792,025	$737,719
Restricted cash	—	2,337
Accounts receivable, net	22,184	19,883
Finance lease receivables, current	186,529	144,166
Prepayments, other receivables and other current assets, net	736,146	678,369
Prepayment - a related party	36,223	—
Due from related parties, net, current	249,750	648,594
Current assets - discontinued operations	—	420,092
Total current assets	2,022,857	2,651,160

Property and equipment, net	2,182,075	2,675,257
Property and equipment, net - discontinued operations	—	1,267
Total Property and equipment, net	2,182,075	2,676,524

Other assets
Operating lease right-of-use assets, net	—	60,862
Operating lease right-of-use assets, net, a related party	28,118	47,128
Financing lease right-of-use assets, net	243,766	355,383
Intangible assets, net	412,500	450,029
Finance lease receivable, non-current	72,727	92,524
Due from a related party, net, non-current	2,976,118	2,747,313
Other non-current assets	658,345	639,863
Other assets - discontinued operations	—	140,698
Total other assets	4,391,574	4,533,800

Total assets	$8,596,506	$9,861,484

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Accounts payable	$143,364	$96,404
Advances from customers	113,479	122,461
Income tax payable	20,597	20,019
Accrued expenses and other liabilities	3,588,480	2,976,539
Due to related parties	213,811	170,986
Operating lease liabilities, current	—	14,007
Operating lease liabilities - a related party	31,793	51,741
Financing lease liabilities, current	406,102	279,768
Derivative liabilities	304,247	288,833
Current liabilities - discontinued operations	587,749	1,322,452
Total current liabilities	5,409,622	5,343,210

Other liabilities
Operating lease liabilities, non-current	—	20,430
Financing lease liabilities, non-current	—	126,637
Other liabilities - discontinued operations	—	82,839
Total other liabilities	—	229,906

Total liabilities	5,409,622	5,573,116

Commitments and contingencies (note 17)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 shares issued and outstanding at September 30, 2024 and March 31, 2024)	234,364	234,364

Stockholders’ (deficit) equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 shares issued and outstanding at September 30, 2024 and March 31, 2024)	1,051	1,051
Additional paid-in capital	43,950,123	43,950,123
Accumulated deficit	(42,769,137)	(41,384,268)
Accumulated other comprehensive loss	(1,641,269)	(1,672,005)
Total Senmiao Technology Limited stockholders’ (deficit) equity	(459,232)	894,901

Non-controlling interests	3,411,752	3,159,103

Total equity	2,952,520	4,054,004

Total liabilities, mezzanine equity and equity	$8,596,506	$9,861,484

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30, 2024,		For the Six Months Ended September 30, 2024
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$742,258	$1,174,739	$1,616,024	$2,350,099
Revenues, a related party	3,622	8,399	8,865	22,147
Total revenues	745,880	1,183,138	1,624,889	2,372,246

Cost of revenues
Cost of revenues	(631,647)	(820,717)	(1,256,059)	(1,526,589)
Cost of revenues, a related party	(17,334)	(182,165)	(18,961)	(392,344)
Total cost of revenues	(648,981)	(1,002,882)	(1,275,020)	(1,918,933)

Gross profit	96,899	180,256	349,869	453,313

Operating expenses
Selling, general and administrative expenses	(530,651)	(799,188)	(1,384,149)	(1,687,632)
Provision for credit losses	(181,995)	(553,323)	(355,436)	(680,396)
Total operating expenses	(712,646)	(1,352,511)	(1,739,585)	(2,368,028)

Loss from operations	(615,747)	(1,172,255)	(1,389,716)	(1,914,715)

Other income (expense)
Other income, net	388,405	37,782	439,864	115,803
Interest expense	—	—	—	(525)
Interest expense on finance leases	(4,270)	(7,594)	(9,358)	(16,316)
Change in fair value of derivative liabilities	(7,127)	59,666	(15,414)	363,839
Total other income, net	377,008	89,854	415,092	462,801

Loss before income tax expense	(238,739)	(1,082,401)	(974,624)	(1,451,914)

Income tax expense	—	—	—	—

Net Loss from continuing operations	(238,739)	(1,082,401)	(974,624)	(1,451,914)

Net loss from discontinued operations	(186,714)	(125,051)	(213,647)	(176,885)

Net loss	(425,453)	(1,207,452)	(1,188,271)	(1,628,799)

Net loss (income) attributable to non-controlling interests	(285,996)	281,495	(196,598)	275,014

Net loss attributable to the Company’s stockholders	$(711,449)	$(925,957)	$(1,384,869)	$(1,353,785)

Net loss	$(425,453)	$(1,207,452)	$(1,188,271)	$(1,628,799)

Other comprehensive income (loss)
Foreign currency translation adjustment	119,823	(37,597)	86,787	(490,922)

Comprehensive loss	(305,630)	(1,245,049)	(1,101,484)	(2,119,721)

less: Total comprehensive income (loss) attributable to non-controlling interests	312,763	(283,338)	252,649	(234,045)

Total comprehensive loss attributable to stockholders	$(618,393)	$(961,711)	$(1,354,133)	$(1,885,676)

Weighted average number of common stock
Basic and diluted	10,521,222	7,794,320	10,521,222	7,969,856
Net loss per share - basic and diluted	(0.07)	(0.12)	(0.13)	(0.17)

Loss per share - basic and diluted
Continuing operations	$(0.05)	$(0.10)	$(0.11)	$(0.15)
Discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended September 30, 2024 and 2023

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2023
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net income (loss)	—	—	—	(427,828)	—	6,481	(421,347)
Conversion of preferred stock into common stock	250,000	25	26,914	—	—	—	26,939
Foreign currency translation adjustments	—	—	—	—	(496,137)	42,812	(453,325)
BALANCE, June 30, 2023 (Unaudited)	7,993,040	$798	$43,382,748	$(38,143,122)	$(1,743,236)	$3,882,759	$7,379,947
Net loss	—	—	—	(925,957)	—	(281,495)	(1,207,452)
Conversion of preferred stock into common stock	75,000	8	8,075	—	—	—	8,083
Foreign currency translation adjustments	—	—	—	—	(35,754)	(1,843)	(37,597)
BALANCE, September 30, 2023 (Unaudited)	8,068,040	$806	$43,390,823	$(39,069,079)	$(1,778,990)	$3,599,421	$6,142,981

	For the Six Months Ended September 30, 2024
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	10,518,040	$1,051	$43,950,123	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustments	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	10,518,040	$1,051	$43,950,123	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150
Net income (loss)	—	—	—	(711,449)	—	285,996	(425,453)
Foreign currency translation adjustments	—	—	—	—	93,056	26,767	119,823
BALANCE, September 30, 2024 (Unaudited)	10,518,040	$1,051	$43,950,123	$(42,769,137)	$(1,641,269)	$3,411,752	$2,952,520

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,188,271)	$(1,628,799)
Net loss from discontinued operations	(213,647)	(176,885)
Net loss from continuing operations	(974,624)	(1,451,914)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	463,441	455,058
Amortization of right-of-use assets	152,228	214,120
Amortization of intangible assets	37,528	40,470
Provision for credit losses	355,436	680,396
Gain on disposal of equipment	(5,730)	(27,125)
Change in fair value of derivative liabilities	15,414	(363,839)
Gain from deconsolidation	(397,775)	—
Loss from lease modification	20,437	—
Change in operating assets and liabilities
Accounts receivable	(1,684)	(2,484)
Accounts receivable, a related party	—	(2,125)
Inventories	—	64,539
Finance lease receivables	67,704	97,917
Prepayments, other receivables and other current assets	(37,613)	(118,981)
Prepayment - a related party	(35,294)	(149,845)
Due from a related party	69,422	—
Accounts payable	43,045	183,040
Advances from customers	(12,198)	11,936
Accrued expenses and other liabilities	530,011	787,383
Due to a related party	4,541	—
Operating lease liabilities	(7,569)	(44,293)
Operating lease liabilities - related parties	(20,893)	(33,427)
Net Cash Provided by Operating Activities from continuing operations	265,827	340,826
Net Cash Used in Operating Activities from discontinued operations	(73,478)	(252,697)
Net Cash Provided by Operating Activities	192,349	88,129

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,189)	(357,909)
Cash received from disposal of property and equipment	16,317	81,251
Loan to a related party	(137,897)	—
Cash released upon disposal of a subsidiary	(148,481)	—
Net Cash Used in Investing Activities from continuing operations	(271,250)	(276,658)
Net Cash Provided by Investing Activities from discontinued operations	49	—
Net Cash Used in Investing Activities	(271,201)	(276,658)

Cash Flows from Financing Activities:
Borrowings from a related party	33,582	—
Repayments from a related party	13,884	—
Repayment of current borrowings from a financial institution	—	(8,490)
Repayments to related parties and affiliates	—	(129,252)
Principal payments of finance lease liabilities	(11,733)	(136,416)
Net Cash Provided by (Used in) Financing Activities from continuing operations	35,733	(274,158)
Net Cash Provided by (Used in) Financing Activities from discontinued operations	(82,026)	251,232
Net Cash Used in Financing Activities	(46,293)	(22,926)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	122,534	(91,521)

Net decrease in cash, cash equivalents and restricted cash	(2,611)	(302,976)
Cash, cash equivalents and restricted cash, beginning of the period	794,636	1,610,090
Cash, cash equivalents and restricted cash, end of the period	792,025	1,307,114

Less: Cash and cash equivalents from discontinued operations	—	(177,584)

Cash, Cash equivalents and Restricted Cash from continuing operations, end of Period	792,025	1,129,530

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$525
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities, related parties	$—	$351,067
Termination of right-of use assets and lease liabilities	$48,639	$—

The following tables provides a reconciliation of cash and cash equivalent reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, end of the period	$792,025	$1,127,615
Cash and cash equivalent from discontinued operations, end of the period	$—	$177,584

	September 30,	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, beginning of the period	$737,719	$1,485,100
Cash and cash equivalent from discontinued operations, beginning of the period	$54,580	$124,990

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and its equity investee company (an entity 35% owned by Hunan Ruixi), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).

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

The Company also used to operate online ride-hailing platform services through its own platform (known as Xixingtianxia) from October 2020 to August 2024, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which was a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enabled qualified ride-hailing drivers to provide transportation services in Chengdu, Changsha and other 20 cities in China. On August 8, 2024, Senmiao Consulting entered into a certain Acquisition Agreement with Debt Assumption Takeover (the “Acquisition Agreement”) with Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao Consulting disposed its 100% equity interest in XXTX and its subsidiaries (refer to Note 4). After the disposition, the Company operates its business in one segment.

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

As of September 30, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,147,117, net of allowance for credit losses, of which, $2,976,118 is to be repaid over a period from October 2025 to December 2026, classified as due from a related party, net, non-current. As of March 31, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to December 2026, classified as due from a related party, net, non-current. (refer to Note 15).

As of September 30, 2024 and March 31, 2024, allowance for credit losses due from Jinkailong amounted to $3,554,026 and $3,099,701, respectively. During the three and six months ended September 30, 2024, the Company recorded provision for credit losses against the balance due from Jinkailong of $181,995 and $355,436, respectively.

During the three and six months ended September 30, 2023, the Company recorded provision for credit losses against the balance due from Jinkailong of $553,323 and $680,396, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $1.2 million for the six months ended September 30, 2024; (2) accumulated deficit of approximately $42.8 million as of September 30, 2024; (3) the working capital deficit of approximately $3.4 million as of September 30, 2024; and (4) one purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into one purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.6 million, of which approximately $0.7 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheets as of September 30, 2024, the unaudited condensed consolidated statements of operations and comprehensive loss, the unaudited condensed consolidated statements of changes in equity, and the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2024 and 2023, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on June 27, 2024.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	March 31,
	2024	2024
Balance sheet items, except for equity accounts – RMB: US$1:	7.0176	7.2203

	For the three months ended September 30,
	2024	2023
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1641	7.2445

	For the six months ended September 30,
	2024	2023
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.2023	7.1287

(c) Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease liabilities, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables and due from related parties, estimates of impairment of long-lived assets, and valuation of deferred tax assets.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and March 31, 2024:

	Carrying Value as of	Fair Value Measurement as of
	September 30,	September 30, 2024
	2024	Level 1	Level 2	Level 3
(Unaudited)
Derivative liabilities	$304,247	$—	$—	$304,247

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2024
	2024	Level 1	Level 2	Level 3
Derivative liabilities	$288,833	$—	$—	$288,833

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for six months ended September 30, 2024 and for the year ended March 31, 2024:

	2019 Registered Direct Offering		August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Series A Warrants	Placement Warrants	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2023	$1	$5	$8,450	$11,491	$161,961	$12,147	$284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(5,231)	(7,158)	(81,325)	(6,099)	(105,242)	(7,888)	(212,943)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of March 31, 2024	—	—	3,219	4,333	80,636	6,048	179,520	15,077	288,833
Change in fair value of derivative liabilities	—	—	(1,024)	(1,048)	(4,113)	(309)	19,843	2,065	15,414
BALANCE as of September 30, 2024 (unaudited)	$—	$—	$2,195	$3,285	$76,523	$5,739	$199,363	$17,142	$304,247

The Company’s Series A and Series B warrants, the June 2019 Placement Agent Warrants, the Underwriters’ Warrants, the ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of September 30, 2024 and March 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	9/30/2024	9/30/2024	9/30/2024	9/30/2024	9/30/2024	9/30/2024	9/30/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$1.20	$1.20	$1.20	$1.20	$1.20	$1.20	$1.20
Expected term (years)	0.84	1.36	1.36	1.62	1.62	2.11	2.11
Risk-free interest rate	3.36%	3.86%	3.86%	3.86%	3.86%	3.65%	3.65%
Expected volatility	115%	115%	115%	115%	115%	115%	115%

	As of March 31, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	1.35	1.87	1.87	2.12	2.12	2.61	2.61
Risk-free interest rate	4.88%	4.65%	4.65%	4.57%	4.57%	4.47%	4.47%
Expected volatility	117%	117%	117%	117%	117%	117%	117%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2024 and March 31, 2024, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of September 30, 2024 and March 31, 2024.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(e) Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company’s management team. During the years ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively, and disposed XXTX in August, 2024. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. The Company has one operating and reportable segment of automobile transaction and related services as set forth in Note 1, after discontinued the online ride-hailing platform services on August 20, 2024.

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

(g) Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2024 and March 31, 2024, the Company record allowance for credit losses of $1,590 and $1,545 against accounts receivable, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(h) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and March 31, 2024, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of September 30, 2024 and March 31, 2024, finance lease receivables consisted of the following:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Minimum lease payments receivable	$395,343	$354,617
Less: Unearned interest	(136,087)	(117,927)
Financing lease receivables	$259,256	$236,690
Finance lease receivables, current	$186,529	$144,166
Finance lease receivables, non-current	$72,727	$92,524

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2024 are as follows:

Minimum future payments receivable
Twelve months ending September 30, 2025	$274,021
Twelve months ending September 30, 2026	112,524
Twelve months ending September 30, 2027	8,798
Total	$395,343

(i) Property and equipment, net

Property and equipment primarily consist of leasehold improvements, computer equipment, office equipment, fixtures and furniture and automobiles, which are stated at cost less accumulated depreciation and amortization less any provision required for impairment in value. Depreciation and amortization is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 - 5 years
Office equipment, fixture and furniture	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2024 and 2023, the Company did not recognize impairment for property and equipment.

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

As of September 30, 2024, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$584,418	$1,020,993	$1,340,733	$2,077,387
- Monthly services commissions	30,681	66,221	56,935	116,811
- Financing revenues	26,853	11,340	49,029	24,940
- Service fees from NEVs leasing	51,694	4,626	73,788	24,897
- Service fees from automobile purchase services	5,165	—	26,903	12,232
- Revenues from sales of automobiles	—	3,778	—	8,822
- Other service fees	47,069	76,180	77,501	107,157
Total Revenues	$745,880	$1,183,138	$1,624,889	$2,372,246

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Service fees from NEVs leasing and automobile purchase services - Services fees from NEVs leasing are paid by some lessees who rent new energy electric vehicles from the Company, which based on the product solutions.

Automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures, which is based on the sales price of the automobiles and relevant services provided.

The Company recognizes those revenues at a point in time when above mentioned services are completed, and corresponding an automobile is delivered to the lessee or purchaser. Accounts receivable related to the revenue from NEVs leasing and automobile purchase services is collected upon the automobiles are delivered to lessees or purchaser.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2024, the Company’s pricing interest rate was 6.0% per annum.

(m) Discontinued operations

A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operation if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (1) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

(n) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2024 and March 31, 2024, approximately $38,000 and $21,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of September 30, 2024 and March 31, 2024, approximately $720,000 and $719,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $71,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three and six months. As of September 30, 2024 and March 31, 2024, the Company record allowance for credit losses of $1,590 and $1,545 against accounts receivable, respectively.

2)	Foreign currency risk

As of September 30, 2024 and March 31, 2024 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $38,000 and $21,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 7.02 RMB into US$1.00 on September 30, 2024 to 7.22 RMB into US$1.00 on March 31, 2024.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(o) Comparability and reclassification adjustments

The Company has reclassified certain comparative balances in the consolidated balance sheets as of March 31, 2024 and certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2023 to conform to the current period’s presentation. The assets and liabilities of the discontinued operations have been classified as current assets of discontinued operations, property and equipment, net of discontinued operations, other assets of discontinued operations, current liabilities of discontinued operations, and other liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2024. The results of discontinued operations for three and six months ended September 30, 2023 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item for all periods presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the six months ended September 30, 2023 were separately presented in the unaudited condensed consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP.

(p) Recent accounting pronouncements not yet adopted

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

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the adoption of ASU 2023-07 will have on its annual and interim disclosures.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. DISCONTINUED OPERATIONS

Discontinued operations - P2P lending services business

Since October 2019, the Company has discontinued its online P2P lending services business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of September 30, 2024 and March 31, 2024:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$477,402	$464,000

Discontinued operations – Online ride-hailing platform service

The Company used to operate online ride-hailing platform services through its own platform from October 2020 to August 2024, through XXTX, which was a wholly owned subsidiary of Senmiao Zecheng, a wholly-owned subsidiary of the Company. On August 8, 2024, Senmiao Consulting entered into a certain Acquisition Agreement with Debt Assumption Takeover (the “Acquisition Agreement”) with Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and the Company disposed of its 100% equity interest in XXTX and its subsidiaries to the Purchaser, effectively discontinued its operations in the online ride-hailing platform service segment. This decision was driven by recurring losses in the segment, which prompted the Company to strategically exit the online ride-hailing business. The Company recognized a gain of $397,775 from the deconsolidation of XXTX accordingly. In accordance with ASC 205-20-45, the discontinuation of the Company’s online ride-hailing platform service was accounted for as a discontinued operation, as it represented a strategic shift with a significant impact on the Company’s overall operations and financial results.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of online ride-hailing platform service in consolidated balance sheets as of September 30, 2024 and March 31, 2024 are as follows:

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$54,580
Accounts receivable	—	14,130
Prepayments, other receivables, and other current assets, net	—	344,444
Due from a related party	—	6,938
Total current assets	—	420,092

Property and equipment, net:	—	1,267

Other Assets
Intangible assets, net	—	140,698

Total assets	$—	$562,057

LIABILITIES
Current liabilities
Borrowings from financial institutions	$—	$142,456
Accounts payable	—	44,128
Accrued expenses and other liabilities	110,347	671,868
Total current liabilities	110,347	858,452

Other liabilities:
Borrowings from financial institutions, noncurrent	—	71,228
Deferred tax liability	—	11,611
Total Other liabilities	—	82,839

Total liabilities	$110,347	$941,291

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$100,850	$643,813	$344,241	$1,549,419
Cost of revenues	(71,199)	(449,958)	(247,025)	(1,046,681)
Gross profit	29,651	193,855	97,216	502,738
Operating expenses
Selling, general and administrative expenses	(80,167)	(303,545)	(166,937)	(658,390)
Provision for credit losses	(173,278)	—	(173,278)	—
Total operating expenses	(253,445)	(303,545)	(340,215)	(658,390)
Loss from operations	(223,794)	(109,690)	(242,999)	(155,652)
Other income (expenses), net	37,017	(13,128)	33,214	(19,000)
Interest expense	(2,512)	(2,233)	(8,372)	(2,233)
Loss before income taxes	(189,289)	(125,051)	(218,157)	(176,885)
Income tax benefit	2,575	—	4,510	—
Net loss attributable to stockholders	$(186,714)	$(125,051)	$(213,647)	$(176,885)

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2024 and 2023 are as follows:

	For the Six Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$(73,478)	$(252,697)

Net cash provided by investing activities from discontinued operations	$49	$—

Net cash (used in) provided by financing activities from discontinued operations	$(82,026)	$251,232

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

As of September 30, 2024 and March 31, 2024, accounts receivable were comprised of the following:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Receivables of operating lease	$22,184	$18,531
Receivables of automobile sales due from automobile purchasers	1,590	2,897
Less: Allowance for credit losses	(1,590)	(1,545)
Accounts receivable, net	$22,184	$19,883

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for credit losses for the six months ended September 30, 2024 and for year ended March 31, 2024 are as follows:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Beginning balance	$1,545	$—
Addition	—	1,557
Translation adjustment	45	(12)
Ending balance	$1,590	$1,545

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of September 30, 2024 and March 31, 2024, the prepayments, other receivables and other current assets, net were comprised of the following:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Deposits (i)	$338,747	$347,297
Prepaid expenses (ii)	328,775	296,454
Value added tax (“VAT”) recoverable (iii)	73,668	27,443
Due from automobile purchasers, net (iv)	2,709	2,633
Employee advances	1,148	142
Others	12,164	24,874
Less: Allowance for credit losses	(21,065)	(20,474)
Total prepayments, other receivables and other current assets, net	$736,146	$678,369

Movement of allowance for credit losses for the six months ended September 30, 2024 and for year ended March 31, 2024 are as follows:

	September 30,	March 31,
	2024	2023
	(Unaudited)
Beginning balance	$20,474	$—
Addition	—	20,626
Translation adjustment	591	(152)
Ending balance	$21,065	$20,474

(i)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of September 30, 2024 and March 31, 2024, the allowance for credit losses of $18,356 and $17,841 was recorded against the security deposits not returned for more than one year after the end of the cooperation.

(ii)	Prepaid expense

The balance of prepaid expense represented automobile purchase prepayments, automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense, etc. that will expire within one year.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(iii)	Value added tax (“VAT”) recoverable

The balance represented the amount of VAT, which resulted from historical purchasing activities and could be further used for deducting future VAT in PRC.

(iv)	Due from automobile purchasers, net

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of September 30, 2024 and March 31, 2024, the allowance for credit losses recorded against receivables due from automobile purchasers was $2,709 and $2,633.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2024 and March 31, 2024 consist of the following:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Leasehold improvements	$179,300	$174,266
Computer equipment	26,635	13,291
Office equipment, fixtures and furniture	68,835	77,898
Automobiles	4,601,790	4,707,663
Subtotal	4,876,560	4,973,118
Less: accumulated depreciation and amortization	(2,694,485)	(2,297,861)
Total property and equipment, net	$2,182,075	$2,675,257

Depreciation expense for the three and six months ended September 30, 2024 were amounted to $228,626 and $463,441, respectively.

Depreciation and amortization expense for the three and six months ended September 30, 2023 were amounted to $221,891 and $455,058, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2024 and March 31, 2024 consisted of the following:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Software	$792,454	$791,262
Less: accumulated amortization	(379,954)	(341,233)
Total intangible assets, net	$412,500	$450,029

Amortization expense for the three and six months ended September 30, 2024 were amounted to $18,750 and $37,528, respectively.

Amortization expense for the three and six months ended September 30, 2023 were amounted to $19,478 and $40,470, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company’s amortization expense for the next five years ending:

Amortization expenses
Twelve months ending September 30, 2025	$75,000
Twelve months ending September 30, 2026	75,000
Twelve months ending September 30, 2027	75,000
Twelve months ending September 30, 2028	75,000
Twelve months ending September 30, 2029	75,000
Thereafter	37,500
$412,500

9. OTHER NON-CURRENT ASSETS

	September 30,	March 31,
	2024	2024
	(Unaudited)
Prepayments of automobiles purchased (i)	$658,345	$639,863

(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,301,261. As of September 30, 2024, 50 automobiles have been delivered to the Company and the Company has made prepayments of $658,345 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by March 31, 2025.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	March 31,
	2024	2024
	(Unaudited)
Accrued payroll and welfare	$1,484,600	$1,221,294
Payables to drivers from aggregation platforms (i)	791,753	521,439
Deposits (ii)	669,941	668,172
Accrued expenses (iii)	477,010	423,420
Other taxes payable	118,178	90,256
Payables for expenditures on automobile transaction and related services	9,824	9,768
Other payables	37,174	42,190
Total accrued expenses and other liabilities	$3,588,480	$2,976,539

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(iii)	Accrued expenses

The balance of accrued expenses represented the unbilled or payable balances to the expenses related to the daily operations of automobiles and services fees to professional institutions.

11. EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $39,805 and $77,811 for the three and six months ended September 30, 2024, respectively, from operations of the Company. The contributions made by the Company were $43,994 and $91,765 for the three and six months ended September 30, 2023, respectively, from operations of the Company.

12. EQUITY

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

August 2020 Underwriters’ Warrants

As of September 30, 2024 and March 31, 2024, there were 31,808 underwriters’ warrants outstanding. During the three and six months ended September 30, 2024, the change of fair value was a gain of $599 and $1,024 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2023, the change of fair value was a gain of $1,122 and $6,803 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of September 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $2,195 and $3,219, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the August 2020 Underwriters’ Warrants was adjusted to $6.25.

February 2021 Registered Direct Offering Warrants

As of September 30, 2024 and March 31, 2024, there were 53,262 February 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2024, the change of fair value was a gain of $597 and $1,048 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2023, the change of fair value was a gain of $1,496 and $9,280 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of September 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $3,285 and $4,333, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $13.80 and $17.25, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2021 Registered Direct Offering Warrants

As of September 30, 2024 and March 31, 2024, there were 594,682 May 2021 registered direct offering warrants outstanding. During the three and six months ended September 30, 2024, the change of fair value was a gain of $2,985 and $4,422 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2023, the change of fair value was a gain of $21,792 and $132,125 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of September 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $82,262 and $86,684, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the May 2021 Registered Direct Offering warrants was adjusted to $10.50.

November 2021 Private Placement Warrants

As of September 30, 2024 and March 31, 2024, there were 5,365,911 November 2021 Private Placement Warrants outstanding. During the three and six months ended September 30, 2024, the change of fair value was a loss of $11,308 and $21,908 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2023, the change of fair value was a gain of $35,256 and $215,625 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. As of September 30, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $216,505 and $194,597, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, March 31, 2024	6,045,663	6,045,663	$2.25	2.55
Exercised	—	—	—	—
Balance, September 30, 2024 (unaudited)	6,045,663	6,045,663	$2.25	2.05

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all RSUs with an aggregate of 12,727 was vested and 9,545 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2024 and the vested RSUs have been accounted in an expense and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares and 1,800,000 shares, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of September 30, 2024, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the six months ended September 30, 2024, no new RSUs were granted.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As of September 30, 2024 and March 31, 2024, there were 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 recorded as mezzanine equity. As of September 30, 2024, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock.

13. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the six months ended September 30, 2024 and 2023, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S amounted to approximately $0.2 million for both three months ended September 30, 2024 and 2023, and amounted to approximately $0.6 million for both six months ended September 30, 2024 and 2023. As of September 30, 2024 and March 31, 2024, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.1 million and $7.6 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. Management reviews the valuation allowance periodically and makes changes accordingly.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRC

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Ruixi, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Corenel, and Jiekai are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Net loss before income tax by jurisdiction as follows:

	For the Six Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
U.S.	$(578,255)	$(322,774)
PRC	(396,369)	(1,129,140)
Total net loss before income tax	$(974,624)	$(1,451,914)

For three and six months ended June 30, 2024 and 2023, we had no current tax expense or deferred tax expense.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30,	March 31,
	2024	2024
Deferred Tax Assets	(Unaudited)
Net operating loss carryforwards in the PRC	$1,331,957	$976,138
Net operating loss carryforwards in the U.S.	1,706,726	1,588,529
Allowance for credit losses	922,510	807,974
Others	6,616	6,431
Less: valuation allowance	(3,967,809)	(3,379,072)
Deferred tax assets, net	$—	$—

As of both September 30, 2024 and March 31, 2024, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.9 million. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of September 30, 2024, such net operating loss from discontinued operations will expire from 2025 through 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of September 30, 2024 and March 31, 2024, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2024	March 31, 2024
	(Unaudited)
Net operating loss carry forwards in the PRC	$234,861	$228,268
Less: valuation allowance	(234,861)	(228,268)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2024 and March 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and six months ended September 30, 2024 and 2023, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. CONCENTRATION

Major Suppliers

For the three months ended September 30, 2024, three suppliers accounted for approximately 18.8%, 15.1%, and 15.3% of the total costs of revenue from continuing operations of the Company. For the six ended September 30, 2024, three suppliers accounted for approximately 19.0%, 15.8%, and 15.5% of the total costs of revenue from continuing operations of the Company.

For the three months ended September 30, 2023, three suppliers accounted for approximately 19.0%, 18.2%, and 12.1% of the total costs of revenue from continuing operations of the Company. For the six months ended September 30, 2023, three suppliers accounted for approximately 20.4%, 20.2%, and 11.7% of the total cost of revenues from continuing operations of the Company.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Prepayment, a related party

As of September 30, 2024 and March 31, 2024, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $36,223 and $0, respectively.

2) Due from related parties

As of September 30, 2024 and March 31, 2024, balances due from related parties from the Company’s operations were comprised of the following:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Total due from related parties	$6,779,894	$6,495,608
Less: Allowance for credit losses	(3,554,026)	(3,099,701)
Due from related parties, net	$3,225,868	$3,395,907
Due from related parties, net, current	$249,750	$648,594
Due from a related party, net, non-current	$2,976,118	$2,747,313

As of September 30, 2024, balances due from Jinkailong, the Company’s equity investee company, was $3,147,117, net of allowance for credit losses, of which, $2,976,118 is to be repaid over a period from October 2025 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $2,341,837 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $805,280 represents daily operation expenses paid by the Company’s subsidiary, Jiekai, on behalf of Jinkailong.

As of March 31, 2024, balances due from Jinkailong, the Company’s equity investee company was $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $2,651,078 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $594,829 represents revenue collected by Jinkailong on behalf of the Company’s subsidiary, Jiekai.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for credit losses due from Jinkailong for the six months ended September 30, 2024 and for the year ended March 31, 2024 are as follows:

	September 30,	March 31,
	2024	2024
	(Unaudited)
Beginning balance	$3,099,701	$1,481,036
Addition	355,436	1,703,563
Translation adjustment	98,889	(84,898)
Ending balance	$3,554,026	$3,099,701

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months. As September 30, 2024, the outstanding balance was $78,751.

3) Due to related parties

	September 30,	March 31,
	2024	2024
	(Unaudited)
Loan payable to a related party (i)	$45,936	$12,354
Other payable due to a related party (ii)	167,875	158,632
Total due to related parties	$213,811	$170,986

(i)	As of September 30, 2024 and March 31, 2024, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $45,936 and $12,354 are unsecured, interest free and due on demand, respectively.

(ii)	As of September 30, 2024 and March 31, 2024, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease.

4) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	September 30,	March 31,
	2024	2024
	(Unaudited)
Operating lease right-of-use assets – a related party	$28,118	$47,128
Operating lease liabilities – a related party	$31,793	$51,741

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

2. Related Party Transactions

For the three and six months ended September 30, 2024, the Company incurred $0 and $4,516, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements. For the three and six months ended September 30, 2023, the Company incurred $29,956 and $60,283, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended September 30, 2024, the Company incurred $10,536 and $20,886 in rental expenses, respectively, compared to $10,481 and $20,618 for the same periods in 2023, to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

During the three months ended September 30, 2024 and 2023, Corenel leased automobiles to Jinkailong and generated revenue of $3,622 and $8,399, while Jiekai leased automobiles from Jinkailong and had a rental cost of $17,334 and $182,165 respectively.

During the six months ended September 30, 2024 and 2023, Corenel leased automobiles to Jinkailong and generated revenue of $8,865 and $22,147, while Jiekai leased automobiles from Jinkailong and had a rental cost of $18,961 and $392,344 respectively.

16. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (l), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the six months ended September 30, 2024.

Lessee

As of September 30, 2024 and March 31, 2024, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

As of September 30, 2024, the weighted-average remaining operating and finance lease term of its existing leases is approximately 0.67 and 1.03 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Six Months Ended
	Classification	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$257,317	$544,982	$482,030	$1,060,856
Lease expenses	Selling, general and administrative	22,740	60,486	51,523	125,772
Finance lease cost
Amortization of leased asset	Cost of revenue	59,696	58,991	118,757	120,659
Amortization of leased asset	General and administrative	—	—	—	282
Interest on lease liabilities	Interest expenses on finance leases	4,270	7,594	9,358	16,316
Total lease expenses		$344,023	$672,053	$661,668	$1,323,885

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating lease costs for automobiles totaled $257,317 and $544,982 for the three months ended September 30, 2024 and 2023, respectively. Operating lease cost for automobiles totaled $482,030 and $1,060,856 for the six months ended September 30, 2024 and 2023, respectively.

Operating lease expenses for offices and showroom leases totaled $22,740 and $60,486 for the three months ended September 30, 2024 and 2023, respectively, of which $14,659 and $45,509 were amortization of leased asset for operating leases for the three months ended September 30, 2024 and 2023, respectively. Operating lease expense for office and showroom leases totaled $51,523 and $125,772 for the six months ended September 30, 2024 and 2023 respectively, of which $33,471 and $93,179 were amortization of leased asset for operating leases for the six months ended September 30, 2024 and 2023, respectively

Interest expenses on finance leases totaled $4,270 and $9,358 for the three and six months ended September 30, 2024, respectively. Interest expenses on finance leases totaled $7,594 and $16,316 for the three and six months ended September 30, 2023, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease	Finance lease
	payments*	payments	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Twelve months ending September 30, 2025	$32,256	$414,302	$446,558
Total lease payments	32,256	414,302	446,558
Less: discount	(463)	(8,200)	(8,663)
Present value of lease liabilities	$31,793	$406,102	$437,895

*	As of September 30, 2024 and March 31, 2024, the outstanding balance of operating lease payments due to a related party was $31,793 and $51,741, respectively.

17. COMMITMENTS AND CONTINGENCIES

Contingencies

In measuring the credit risk of automobile purchasers, the Company primarily reflects the “probability of default” by the automobile purchasers on its contractual obligations and considers the current financial position of the automobile purchasers and its likely future development.

The Company manages the credit risk of automobile purchasers by performing preliminary credit checks of each automobile purchaser and ongoing monitoring every month. By using the current credit loss model, management is of the opinion that the Company is bearing the credit risk to repay the principal and interests to the financial institutions if automobile purchasers’ default on their payments for more than three months. Management also periodically re-evaluates probability of default of automobile purchasers to make adjustments in the allowance, when necessary.

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

Contingent liability of Jinkailong

Despite that the Company holds 35% of equity interest of Jinkailong through Hunan Ruixi, and has not make any payments towards to the investment, the Company will be subjected to the maximum amount of RMB3.5 million (approximately $499,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

18. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2024 up through the date the Company filed these unaudited condensed consolidated financial statements. No events require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a provider of automobile transaction and related services, connecting consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our wholly owned subsidiary, Chengdu Corenel Technology Limited, a PRC limited liability company (“Corenel”), and our majority owned subsidiaries, Chengdu Jiekai Technology Ltd. (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), a PRC limited liability company. Substantially all of our operations are conducted in China.

From October 2020 to August 2024, we also operated an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). The platform enabled qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and other 20 cities in China. As more fully discussed below under “– Our Discontinued Ride-Hailing Platform Services,” we ceased our online ride-hailing Platform Services on August 20, 2024.

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) monthly services where we provide management and related services to other online ride-hailing platforms we cooperated with (“Partner Platforms”) and other companies and earn commission from them (the “Auto Commissions”); (iii) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (iv) service fees from new energy vehicles (“NEVs”) leasing, automobile purchase services where we charge NEVs lessees or automobile purchasers for a series of the services provided to them throughout the leasing or purchase process based on the chosen product solutions, such as ride-hailing driver training, assisting with a series of administrative procedures and other consulting services (the “NEVs and Purchase Services”); and (v) automobile sales (the “Auto Sales”) and other supporting services provided to online ride-hailing drivers, including auto management and other related services (the “Auto Management Services”). We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of September 30, 2024, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 1,935 automobiles under operating leases and 180 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	Number of		Number of		Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	596	$584,000	968	$1,021,000	627	1,341,000	1,292	$2,077,000
Auto Commissions	—	$31,000	—	$66,000	—	57,000	—	$117,000
Auto Financing	51	$27,000	37	$11,000	51	49,000	44	$25,000
Other Services	>600	$104,000	>540	$85,000	>610	178,000	>820	$153,000

During the three months ended September 30, 2024, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 78.4%, 4.1%, 3.6%, and 13.9% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 86.3%, 5.6%, 1.0%, and 7.1% for the three months ended September 30, 2023, respectively. During the six months ended September 30, 2024, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 82.5%, 3.5%, 3.0%, and 11.0% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 87.6%, 4.9%, 1.1%, and 6.4% for the six months ended September 30, 2023, respectively.

Our Discontinued Online Ride-Hailing Platform Services

From October 2020 to August 2024, we operated our own online ride-hailing platform in China. The platform (called Xixingtianxia) was owned and operated by XXTX, of which Senmiao Consulting acquired the 100% equity interest pursuant to a series of investment and supplementary agreements. XXTX operated Xixingtianxia and held a national online reservation taxi operating license, which served online ride-hailing drivers in 22 cities in China, providing them with a platform to view and take customer orders for rides. XXTX generated revenue from providing services to online ride-hailing drivers to assist them in providing transportation services to the riders looking for taxi/ride-hailing services. XXTX earned commissions for each completed order as the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider.

Due the fierce competition of the online ride-hailing industry, XXTX had been suffered loss. Since December 2023, XXTX had engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement. However, considering the changes in online ride-hailing industry and development plan of the Company, on August 8, 2024, we entered into an acquisition agreement with debt assumption takeover (“Acquisition Agreement”) with a third party named Jiangsu Yuelaiyuexing Technology Co., Ltd. (“Yuelai”), and certain other parties thereto. Pursuant to the Acquisition Agreement, Yuelai acquired all of the equity interests the XXTX at a total purchase price of zero, while taking over certain liabilities of XXTX as defined in the Acquisition Agreement. On August 20, 2024, the acquisition was completed and we ceased the online ride-hailing platform services.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of September 30, 2024, we had 4 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the six months ended September 30, 2024. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2024, for parking and management of automobiles for operating lease, we had one parking lot, an exhibition hall and 3 employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the three months ended September 30, 2024 and 2023, the average utilization of the automobiles for operating lease was approximately 80.4% and 72.6%, respectively. During the six months ended September 30, 2024 and 2023, the average utilization of the automobiles for operating lease was approximately 85.2% and 76.1%, respectively.

Our Service Offerings and Pricing

The growth of our revenue depends on our ability to improve existing solutions and services provided, continue identifying evolving business needs, refine our collaborations with business partners and provide value-added services to our customers. The attraction of new automobile leases depends on our leasing solutions with attractive rental price and flexible leasing terms. We have also adopted a series of pricing formulas to adopt the market changes, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for varied rental solutions. Furthermore, our product designs affect the type of automobile leases we attract, which in turn affect our financial performance. The attraction of new customers depends on the comprehensive income they could earn from our own or Partner Platforms, which is mainly affected by the number of orders distributed to them through our platform and the amount of the incentives paid to them from platforms. Our revenue growth also depends on our abilities to effectively price our services, which enables us to attract more customers and improve our profit margin.

Ability to Retain Key Business Cooperators

Historically, we have set up a series of strategy and business relationships with certain affiliates of some famous and leading companies of NEVs manufacturers, online ride-hailing platforms, local NEVs leasing companies, and travel service providers to develop our Automobile Transaction and Related Services. We earned commission or services fee from them, purchased and leased automobiles for our business at a favorable price. The close relationships have provided us with the necessary capacity to support the development of our online ride-hailing platform and leasing business. To retain these valuable cooperators and continuously explore opportunities to collaborate with them in more areas is important to us to have considerable resources to support the exploration and expansion of our business into new cities.

Meanwhile, in order to strengthen our market position in certain cities, during the six months ended September 30, 2024, our subsidiaries, Hunan Ruixi and Jiekai, cooperated with Partner Platforms, such as Hunan DiDi Technology Co., Ltd., Chengdu Anma Zhixing Technology Co., Ltd., Sichuan Peitu Kuaixing Technology Co., Ltd. and Chongqing Yiqizhao Technology Co., Ltd. Chengdu Branch, whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi and Jiekai earned rental income from drivers and earned commissions from Partner Platforms.

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of September 30, 2024, we had accounts receivable of operating lease of approximately $22,000 in total. Besides, during the six months ended September 30, 2024, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis.

The efficiency of collection of the monthly and weekly payments has a material impact on our daily operation. Our risk and asset management department has set up a series of procedures to monitor the collection from drivers. Our business department has also set up a stable and close relationship with Partner Platforms to ensure the timely collection of commissions. The accounts receivable and advance payments may increase our liquidity risk. We have used the majority of the proceeds from our equity offerings and plan to seek equity and/or debt financings to pay for the expenditure related to the automobile purchase. To pay for the expenditure in advance will enhance the stability of our daily operation and lower the liquidity risk, and attract more customers.

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the six months ended September 30, 2024. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

Further, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2024, the total value of non-collateralized automobiles was approximately $260,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. The market value is expected to increase from RMB354.7 billion in 2024 to RMB751.3 billion in 2028, owing to rising consumer demand for economical mobility options and an amplified penetration of shared mobility services, especially in lower-tier cities. According to the 54th Statistical report on Internet Development in China published in August 2024 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 503 million by the end of December 2023, and took approximately 45.7% of the total number of Chinese internet users. In addition, in recent years, aggregation platforms have gained rising significance in the shared mobility industry. According to Frost & Sullivan, the portion of ride hailing orders fulfilled through aggregation platforms increased from 3.5% in 2018 to 30.0% in 2023, and is expected to further increase to 49.0% by 2028. The online ride-hailing industry is also facing increasing competition in China and is attracting more capital investment. For example, Dida Inc., Chenqi Technology Limited and CaoCao Inc. have filed their prospectuses to the Stock Exchange of Hong Kong Limited in March 2024 and April 2024, respectively.

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of August 31, 2024, approximately 359 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 1,029 million in August 2024 in China, representing an increase of approximately 10% and 25% as compared with the ones as of August 31, 2023, respectively. Meanwhile, approximately 3.10 million online booking taxi transportation certificates and approximately 7.30 million online booking taxi driver’s licenses were issued nationwide in China, representing an increase of approximately 21% and 20% as compared with the ones as of September 30, 2023, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the “Implementation Rules for the Administration of Online Booking Taxi Management Services for Chengdu”, which was abolished and replaced by the updated version issued on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued the guidelines on compliance requirements for online ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. On November 28, 2016, Guangzhou Municipal People’s Government promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019. According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business in Chengdu and Guangzhou: (1) the ride-hailing service platform should obtain the online booking taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online booking taxi transportation certificate (“automobile certificate”); (3) the drivers should obtain the online booking taxi driver’s license (“driver’s license”). Besides, all the new cars used for online ride-hailing in Chengdu should be NEVs since July 2021.

However, approximately 36% of our ride-hailing drivers have not obtained the driver’s license for online ride-hailing services as of September 30, 2024 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. Meanwhile, during the six months ended September 30, 2024, Gaode conducted several rounds of compliance checks in Chengdu and other cities. Gaode reduced the number of orders dispatched to XXTX platform as it found certain drivers who provide their online ride-hailing services through our platform without obtaining the driver’s licenses during the check. We had assisted the drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, during the three and six months ended September 30, 2024, XXTX had been fined by approximately $3,000 by Traffic Management Bureaus in Changsha for providing online ride-hailing platform services to unqualified drivers. Since October 2020, XXTX had been fined by approximately $323,000 by Traffic Management Bureaus in Changsha, Chengdu, Guangzhou and other cities, of which, approximately $65,000 was further compensated by drivers or cooperated third parties.

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

Results of Continuing Operations for the three months ended September 30, 2024 Compared to the three months ended September 30, 2023

	For the Three Months Ended
	September 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Revenues	$745,880	$1,183,138	$(437,258)
Cost of revenues	(648,981)	(1,002,882)	353,901
Gross profit	96,899	180,256	(83,357)
Operating expenses
Selling, general and administrative expenses	(530,651)	(799,188)	268,537
Provision for credit losses	(181,995)	(553,323)	371,328
Total operating expenses	(712,646)	(1,352,511)	639,865
Loss from operations	(615,747)	(1,172,255)	556,508
Other income, net	388,405	37,782	350,623
Interest expense on finance leases	(4,270)	(7,594)	3,324
Change in fair value of derivative liabilities	(7,127)	59,666	(66,793)
Loss before income taxes	(238,739)	(1,082,401)	843,662
Income tax expense	—	—	—
Net loss from continuing operations	$(238,739)	$(1,082,401)	$843,662

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018. Revenue for the three months ended September 30, 2024 decreased by $437,258, or approximately 37.0%, as compared with the three months ended September 30, 2023. The decrease was mainly due to the decrease number of the automobiles for operating lease.

As we focus on our automobile rental business currently, we expect revenue from our automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$584,418	$1,020,993
- Monthly services commissions	30,681	66,221
- Financing revenues	26,853	11,340
- Service fees from NEVs leasing	51,694	4,626
- Service fees from automobile purchase services	5,165	—
- Revenues from sales of automobiles	—	3,778
- Other service fees	47,069	76,180

Total Revenue	$745,880	$1,183,138

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, and other services fees, which accounted for approximately 78.4%, 4.1%, 3.6%, 6.9%, 0.7% and 6.3%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2024. Meanwhile, operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, sales revenue of automobiles and other services fees, which accounted for approximately 86.3%, 5.6%, 1.0%, 0.4%, 0.3% and 6.4%, respectively, of the total revenue from automobile transaction and related services during the three months ended September 30, 2023.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease of rental income of $436,575 or approximately 42.8% during the three months ended September 30, 2024 was mainly due to the decrease in the number of the automobiles leased for operating lease as well as average monthly rental income per automobile. We leased approximately 596 automobiles with an average monthly rental income of approximately $405 per automobile, resulting in a rental income of $584,418, including rental income of $3,622 from Jinkailong, for the three months ended September 30, 2024. While we leased over 960 automobiles with an average monthly rental income of approximately $491 per automobile, resulting in a rental income of $1,020,993, including rental income of $8,399 from Jinkailong, for the three months ended September 30, 2023.

Monthly services commissions

We generated revenues of $30,681 and $66,221 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended September 30, 2024 and 2023, respectively. The decrease of $35,540 or approximately 53.7% was due to decrease in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $26,853 from an average monthly number of 48 automobiles and $11,340 from an average monthly number of 33 automobiles during the three months ended September 30, 2024 and 2023, respectively. The increase was due to the monthly payment we charged to customers and the average number of automobiles served for financial leasing increased during the three months ended September 30, 2024.

Service fees from NEVs leasing

We generated revenues of $51,694 and $4,626 from leasing NEVs by charging leases service fees during the three months ended September 30, 2024 and 2023, respectively. The amount of services fees for NEVs leasing is based on our product solutions in accordance which adjusted with different market conditions.

Service fees from automobile purchase services and Sales of automobiles

We had revenue from 3 automobiles purchase transaction during the three months ended September 30, 2024 while we had no revenue from automobile purchase services during the three months ended September 30, 2023.

We had no income from sales of automobiles during the three months ended September 30, 2024 while we sold one used automobile with income of $3,778 during the three months ended September 30, 2023.

Other Service fees

We generate other revenues from other miscellaneous service fees charged to our customers. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $353,901 or approximately 35% during the three months ended September 30, 2024 as compared with the same period in 2023, mainly due to the decrease of $349,902 in costs of automobiles under operating leases due to the decrease in the number of the automobiles leased for operating lease in the three months ended September 30, 2024, and the decrease of $3,999 in costs of our Auto Sales. During the three months ended September 30, 2024 and 2023, the costs of automobiles under operating leases with amount of $17,334 and $182,165, respectively, was from a related party.

Gross Profit

We had gross profit of $96,899 and $180,256, respectively, during the three months ended September 30, 2024 and 2023. The decrease of $83,357 was mainly due to the decrease in profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
- Auto Operating Leasing	$(64,563)	$22,110
- Other Automobile transaction and related Services	161,462	158,367
- Auto Sales	—	(221)
Total Gross Profit	$96,899	$180,256

We had a gross loss of $64,563 in our Auto Operating Leasing during the three months ended September 30, 2024, which decreased by $86,673 from a gross profit of $22,110 in the three months ended September 30, 2023. The decrease was attributable to the average monthly rental income decreased from approximately $491 for the three months ended September 30, 2023 to approximately $405 for the three months ended September 30, 2024, respectively. As the gross margin of the revenues from our Auto Business decreased during the three months ended September 30, 2024, our overall gross profit margin slightly decreased to approximately 13.0% from approximately 15.2% during the three months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $799,188 for the three months ended September 30, 2023 to $530,651 for the three months ended September 30, 2024, representing a decrease of $268,537, or approximately 33.6%. The decrease was attributable to our continuous control on costs and streamline expenses during the three months ended September 30, 2024. The decrease mainly consisted of (1) a decrease of $140,224 in offices rental and charges; and (2) a decrease of $122,919 in professional service fees such as financial, legal and market consulting in the three months ended September 30, 2024.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and provided provision for credit losses of $181,995 and $553,323 against receivables from Jinkailong for the three months ended September 30, 2024 and 2023, respectively.

Other income, net

For the three months ended September 30, 2024, we had other income, net of $388,405, which primarily consist of (1) a gain of $397,775 from deconsolidation of XXTX; (2) penalty income of approximately $28,000 from the customers; (3) income of approximately $3,000 from the disposal of our own vehicles used for operating leases; partially offset by (4) the expense of approximately $20,000 from the termination of our right-of-use assets for an exhibition hall we leased in Changsha; and (5) the miscellaneous expense of approximately $20,000.

For the three months ended September 30, 2023, we had other income, net of $37,782, which primarily consist of (1) the income of approximately $4,500 from the disposal of our right-of-use assets and our own vehicles used for operating leases; (2) penalty income of approximately $29,000 from the customers; and (3) the miscellaneous income of approximately $4,000.

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended September 30, 2024 and 2023 was $4,270 and $7,594, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in September 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2024 and 2023 was a loss of $7,127 and a gain of $59,666, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$599	$1,122
- February 2021 registered direct offering	597	1,496
- May 2021 registered direct offering	2,985	21,792
- November 2021 private placement	(11,308)	35,256
Total Change in Fair Value of Derivative Liabilities	$(7,127)	$59,666

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. For three months ended September 30, 2024, all the subsidiaries in China suffered losses and no tax expense was recorded for the three months ended September 30, 2024 and 2023.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended September 30, 2024 was $238,739, representing a decrease of $843,662 from net loss of $1,082,401 for the three months ended September 30, 2023.

Results of Continuing Operations for the six months ended September 30, 2024 Compared to the six months ended September 30, 2023

	For the Six Months Ended
	September 30,
	2024	2023	Change
	(unaudited)	(unaudited)
Revenues	$1,624,889	$2,372,246	$(747,357)
Cost of revenues	(1,275,020)	(1,918,933)	643,913
Gross profit	349,869	453,313	(103,444)
Operating expenses
Selling, general and administrative expenses	(1,384,149)	(1,687,632)	303,483
Provision for credit losses	(355,436)	(680,396)	324,960
Total operating expenses	(1,739,585)	(2,368,028)	628,443
Loss from operations	(1,389,716)	(1,914,715)	524,999
Other income, net	439,864	115,803	324,061
Interest expense	—	(525)	525
Interest expense on finance leases	(9,358)	(16,316)	6,958
Change in fair value of derivative liabilities	(15,414)	363,839	(379,253)
Loss before income taxes	(974,624)	(1,451,914)	477,290
Income tax expense	—	—	—
Net loss from continuing operations	$(974,624)	$(1,451,914)	$477,290

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018.

Revenue for the six months ended September 30, 2024 decreased by $747,357, or approximately 31.5%, as compared with the six months ended September 30, 2023. The decrease was mainly due to the decrease of $736,654 of operating lease revenues from automobile rentals resulted from the decrease number of the automobiles for operating lease.

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$1,340,733	$2,077,387
- Monthly services commissions	56,935	116,811
- Financing revenues	49,029	24,940
- Service fees from NEVs leasing	73,788	24,897
- Service fees from automobile purchase services	26,903	12,232
- Revenues from sales of automobiles	—	8,822
- Other service fees	77,501	107,157

Total Revenue	$1,624,889	$2,372,246

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, and other services fees, which accounted for approximately 82.5%, 3.5%, 3.0%,4.5%, 1.7%, and 4.8%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2024. Meanwhile, operating lease revenues from automobile rentals, monthly services commissions, financing revenues, service fees from NEVs leasing, service fees from automobile purchase services, sales revenue of automobiles and other services fees, which accounted for approximately 87.6%, 4.9%, 1.1%, 1.0%, 0.5%, 0.4% and 4.5%, respectively, of the total revenue from automobile transaction and related services during the six months ended September 30, 2023.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease of rental income of $736,654 or approximately 35.5% during the six months ended September 30, 2024 was mainly due to the decrease in the number of the automobiles leased for operating lease as well as average monthly rental income per automobile. We leased approximately 627 automobiles with an average monthly rental income of approximately $413 per automobile, resulting in a rental income of $1,340,733, including rental income of $8,865 from Jinkailong, for the six months ended September 30, 2024. While we leased over 1,200 automobiles with an average monthly rental income of approximately $490 per automobile, resulting in a rental income of $2,077,387, including rental income of $22,147 from Jinkailong, for the six months ended September 30, 2023.

Monthly services commissions

We generated revenues of $56,935 and $116,811 from the monthly management and related services provided to our Partner Platforms and other companies during the six months ended September 30, 2024 and 2023, respectively. The decrease of $59,876 or approximately 51.3% was due to decrease in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $49,029 from an average monthly number of 43 automobiles and $24,940 from an average monthly number of 37 automobiles during the six months ended September 30, 2024 and 2023, respectively. The increase was due to the monthly payment we charged to customers and the average number of automobiles served for financial leasing increased during the six months ended September 30, 2024.

Service fees from NEVs leasing

We generated revenues of $73,788 and $24,897 from leasing NEVs by charging leases service fees during the six months ended September 30, 2024 and 2023, respectively. The amount of services fees for NEVs leasing is based on our product solutions which adjusted in accordance with different market conditions.

Service fees from automobile purchase services

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 19 automobiles purchase transaction during the six months ended September 30, 2024 while we had revenue from 5 automobile purchase services during the six months ended September 30, 2023. As a result, the related service fees generated increased $14,671 from $12,232 during the six months ended September 30, 2023 to $26,903 during the six months ended September 30, 2024.

Sales of automobiles

We had no income from sales of automobiles during the six months ended September 30, 2024. Meanwhile, we sold two used automobiles with income of $8,822 during the six months ended September 30, 2023.

Other Service fees

We generate other revenues from other miscellaneous service fees charged to our customers. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $643,913 or approximately 33.6% during the six months ended September 30, 2024 as compared with the same period in 2023, mainly due to the decrease of $633,374 in costs of automobiles under operating leases due to the decrease in the number of the automobiles leased for operating lease in the six months ended September 30, 2024, and the decrease of $10,539 in costs of our Auto Sales. During the six months ended September 30, 2024 and 2023, the costs of automobiles under operating leases with amount of $18,961 and $392,344, respectively, was from a related party.

Gross Profit

We had gross profit of $349,869 and $453,313, respectively, during the six months ended September 30, 2024 and 2023. The decrease of $103,444 was mainly due to the decrease in profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
- Auto Operating Leasing	$65,713	$168,993
- Other Automobile transaction and related Services	284,156	286,037
- Auto Sales	—	(1,717)
Total Gross Profit	$349,869	$453,313

We had a gross profit of $65,713 in our Auto Operating Leasing during the six months ended September 30, 2024, which decreased by $103,280 from a gross profit of $168,993 in the six months ended September 30, 2023. The decrease was mainly attributable to the decrease in the number of the automobiles leased for operating lease from approximately 1,200 for the six months ended September 30, 2023 to approximately 600 for the six months ended September 30, 2024, respectively. However, our overall gross profit margin of slightly increased to approximately 21.5% during the six months ended September 30, 2024 from approximately 19.1% during the six months ended September 30, 2023 due the proportion of the revenues from other services increased.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $1,687,632 for the six months ended September 30, 2023 to $1,384,149 for the six months ended September 30, 2024, representing a decrease of $303,483, or approximately 18.0%. The decrease was attributable to our continuous control on costs and streamline expenses during the six months ended September 30, 2024. The decrease mainly consisted of (1) a decrease of $96,641 in salary and employee benefits as the average monthly number of our employees decreased from 68 to 62; and (2) a decrease of $96,575 in offices rental and charges; and (3) a decrease of $145,099 in professional service fees such as financial, legal and market consulting in the six months ended September 30, 2024.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and provided provision for credit losses of $355,436 and $680,396 against receivables from Jinkailong for the six months ended September 30, 2024 and 2023, respectively.

Other income, net

For the six months ended September 30, 2024, we had other income, net of $439,864, which primarily consist of the (1) a gain of $397,775 from deconsolidation of XXTX; (2) penalty income of approximately $60,000 from the customers; (3) income of approximately $6,000 from the disposal of our own vehicles used for operating leases; partially offset by (4) the expense of approximately $20,000 from the termination of our right-of-use assets for an exhibition hall we leased in Changsha, and (5) the miscellaneous expense of approximately $4,000.

For the six months ended September 30, 2023, we had other income, net of $115,803, which primarily consist of (1) the income of approximately $27,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; (2) penalty income of approximately $52,000 from the customers; and (3) the miscellaneous income of approximately $37,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense for the six months ended September 30, 2023 resulted from Corenel’s borrowings from a financial institution for its automobile commercial insurance by installment.

Interest expense on finance leases for the six months ended September 30, 2024 and 2023 was $9,358 and $16,316, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in September 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the six months ended September 30, 2024 and 2023 was a loss of $15,414 and a gain of $363,839, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the six months ended September 30, 2024 and 2023:

	For the Six Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
- June 2019 registered direct offering	$—	$6
- August 2020 underwritten public offering	1,024	6,803
- February 2021 registered direct offering	1,048	9,280
- May 2021 registered direct offering	4,422	132,125
- November 2021 private placement	(21,908)	215,625
Total Change in Fair Value of Derivative Liabilities	$(15,414)	$363,839

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the six months ended September 30, 2024 and 2023.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the six months ended September 30, 2024 was $974,624, representing a decrease of $477,290 from net loss of $1,451,914 for the six months ended September 30, 2023.

Results of Discontinued Operations for the three and six months ended September 30, 2024 Compared to the three and six months ended September 30, 2023

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$100,850	$643,813	$344,241	$1,549,419
Cost of revenues	(71,199)	(449,958)	(247,025)	(1,046,681)
Gross profit	29,651	193,855	97,216	502,738
Operating expenses
Selling, general and administrative expenses	(80,167)	(303,545)	(166,937)	(658,390)
Provision for credit losses	(173,278)	—	(173,278)	—
Total operating expenses	(253,445)	(303,545)	(340,215)	(658,390)
Loss from operations	(223,794)	(109,690)	(242,999)	(155,652)
Other income (expenses), net	37,017	(13,128)	33,214	(19,000)
Interest expense	(2,512)	(2,233)	(8,372)	(2,233)
Loss before income taxes	(189,289)	(125,051)	(218,157)	(176,885)
Income tax benefit	2,575	—	4,510	—
Net loss from discontinued operations	$(186,714)	$(125,051)	$(213,647)	$(176,885)

The results of discontinued operations mainly consist of the financial figures of our former subsidiary, XXTX. As of August 20, 2024, we deconsolidated XXTX and its business result was included in our online ride-hailing platform services before we deconsolidated its financial figures.

Revenues

XXTX generated revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though our platform and earned commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider since October 2020.

During the three months ended September 30, 2024, approximately 0.2 million rides with gross fare of approximately $0.5 million were completed through Xixingtianxia platform and an average of over 1,700 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. XXTX earned online ride-hailing platform service fees of $100,850, after netting off approximately $7,000 incentives paid to Active Drivers.

During the three months ended September 30, 2023, approximately 1.2 million rides with gross fare of approximately $3.8 million were completed through Xixingtianxia platform and an average of over 4,900 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $643,813, after netting off approximately $0.2 million incentives paid to Active Drivers.

During the six months ended September 30, 2024, approximately 0.6 million rides with gross fare of approximately $1.8 million were completed through our Xixingtianxia platform and an average of over 2,100 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $344,241, after netting off approximately $32,000 incentives paid to Active Drivers.

During the six months ended September 30, 2023, approximately 2.9 million rides with gross fare of approximately $9.0 million were completed through our Xixingtianxia platform and an average of over 5,500 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $1,549,419, after netting off approximately $0.2 million incentives paid to Active Drivers for the six months ended September 30, 2023.

Cost of Revenues

Cost of revenues from discontinued operations represents technical service charges, insurance and other expenses related to Online Ride-Hailing Platform Services. During each of the three and six months ended September 30, 2024, cost of revenues decreased as compared with the same period in 2023, mainly due to the decrease in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from discontinued operations primarily consisted of $29,081 in salary and employee benefits and other miscellaneous expenses in the three months ended September 30, 2024. While it primarily consisted of (1) $133,612 in salary and employee benefits; (2) $139,412 in entertainment, advertising and promotion and (3) other miscellaneous expenses in the three months ended September 30, 2023.

Selling, general and administrative expenses from discontinued operations primarily consisted of (1) $64,859 in salary and employee benefits; (2) $32,187 in entertainment, advertising and promotion; and (3) other miscellaneous expenses in the six months ended September 30, 2024. While it primarily consisted of (1) $276,285 in salary and employee benefits; (2) $289,826 in entertainment, advertising and promotion and (3) other miscellaneous expenses in the six months ended September 30, 2023.

Provision for credit losses

For the three and six months ended September 30, 2024, XXTX provided provision for credit losses of $173,278 against receivables from a prepaid software development fee and a deposit due to the termination on the development which resulting from the discontinuing of the business.

Other income (expense), net

For the three and six months ended September 30, 2024, XXTX had other income, net of $37,017 and $33,214, respectively, which primarily due to the miscellaneous income in its daily operations.

For the three and six months ended September 30, 2023, XXTX had other expense, net of $13,128 and $19,000, respectively, which primarily due to the miscellaneous expense in its daily operations.

Interest Expense

Interest expense for the three and six months ended September 30, 2024 from discontinued operations was $2,512 and $8,372, respectively, which resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Interest expense for the three and six months ended September 30, 2023 from discontinued operations both was $2,233, which resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Income Tax Benefit

For three and six months ended September 30, 2024, XXTX had deferred tax benefit of $2,575 and $4,510, respectively, resulted from deferred tax, while all the subsidiaries of XXTX suffered losses for the three and six months ended September 30, 2024 and 2023.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the three and six months ended September 30, 2024 was $186,714 and $213,647, respectively. While the net loss from discontinued operations for the three and six months ended September 30, 2023 was $125,051 and $176,885, respectively.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $792,025 as of September 30, 2024 as compared to $737,719 as of March 31, 2024. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $1.2 million for the six months ended September 30, 2024; (2) accumulated deficit of approximately $42.8 million as of September 30, 2024; (3) the working capital deficit of approximately $3.4 million as of September 30, 2024; and (4) a purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of this Report, we have entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.6 million, of which, approximately $0.7 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

Based on the above considerations, we are of the opinion that we will probably not have sufficient funds to meet our working capital requirements and debt obligations as they become due one year from the filing date of this Report, if we are unable to obtain additional financing. In addition, there is no assurance that we will be successful in implementing the foregoing plans or that additional capitals will be available to us on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine our plans, such as (i) changes in the demand for our services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in our relationships with key business partners, (vi) that financial institutions in China may not able to provide continued financial support to our customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. Our inability to secure needed financing when required could require material changes to our business plans and could have a material adverse effect on our viability and results of operations.

	For the Six Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Net Cash Provided by Operating Activities	$192,349	$88,129
Net Cash Used in Investing Activities	(271,201)	(276,658)
Net Cash Used in Financing Activities	(46,293)	(22,926)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	122,534	(91,521)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	794,636	1,610,090
Cash, Cash Equivalents and Restricted Cash at End of the Period	792,025	1,307,114
Less: Cash and cash equivalents from discontinued operations	—	(177,584)
Cash, Cash equivalents and Restricted Cash from continuing operations, end of Period	$792,025	$1,129,530

Cash Flow in Operating Activities

For the six months ended September 30, 2024, net cash provided by operating activities was $192,349, which consisted of net inflows of $265,827 from continuing operations and net outflows of $73,478 from discontinued operations. While for the six months ended September 30, 2023, net cash provided by operating activities was $88,129, which consisted of net inflows of $340,826 from continuing operations and net outflows of $252,697 from discontinued operations.

The decrease of $74,999 in net cash provided by operating activities from continuing operations for the six months ended September 30, 2024 as compared with the six months ended September 30, 2023 was primarily attributable to (1) decrease of $477,290 in net loss; (2) the gain of $397,775 from deconsolidation of XXTX; (3) decrease of $324,960 in the provision for credit losses; (4) decrease of $252,831 in the change of accrued expenses and other liabilities (both third parties and due to a related party); and (5) decrease of $139,995 in the change of accounts payable; partially offset by (6) increase of $379,253 in change of fair value of derivative liabilities (from a gain to a loss); and (7) increase of $195,919 in the change of prepayments, other receivables and other assets (both third parties and related party).

Cash Flow in Investing Activities

For the six months ended September 30, 2024, we had net cash used in investing activities of $271,201, which consisted of the net outflows of $271,250 from continuing operations and net inflows of $49 from discontinued operations. The majority of net cash used in investing activities from continuing operations was (1) a loan to a related party of $137,897; (2) the cash of $148,481 released upon disposal of XXTX, (3) the purchase furniture for office purpose of $1,189, partially offset by (4) the proceeds from sales of the used-automobiles of $16,317.

For the six months ended September 30, 2023, we had net cash used in investing activities of $276,658, all from continuing operations. The majority of net cash used in investing activities was $357,909 paid for the purchase of automobiles for operating lease purpose, and partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $81,251.

Cash Flow in Financing Activities

For the six months ended September 30, 2024, we had net cash used in financing activities of $46,293, which consisted net inflows of $35,733 from continuing operations and net outflows of $82,026 from discontinued operations. The majority of net cash provided by financing activities financing activities was consisted of: (1) borrowings from a related party of $33,582; and (2) repayments from a related party of $13,884; partially offset by (3) principal payments made for finance lease liabilities of $11,733.

For the six months ended September 30, 2023, we had net cash used in financing activities of $22,926, which consisted of the net outflows of $274,158 from continuing operations and net inflows of $251,232 from discontinued operations. The net cash used in financing activities from continuing operations primarily consisted of: (1) principal payments made for finance lease liabilities of $136,416; (2) repayments to related parties and affiliates of $129,252; and (3) repayment of current borrowings from a financial institution of $8,490. While the net cash provided by financing activities from discontinued operations primarily attributable to the borrowings from a financial institution of $244,010.

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

As Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment, Hunan Ruixi will subject to the maximum amount of RMB3.5 million (approximately $499,000) of which is equivalent to 35% of liabilities in case Jinkailong is liquidated in accordance with PRC’s company registry compliance.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) property and equipment, net; (iv) intangible assets, net; (v) revenue recognition; and (vi) leases - lessee. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2024 Form 10-K for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

As of September 30, 2024 and March 31, 2024, the allowance for credit losses represented approximately 6.7% and 7.2% of gross accounts receivable balances, respectively. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Allowance for credit losses balances amounted to $1,590 and $1,545 as of September 30, 2024 and March 31, 2024, respectively for accounts receivable. Allowance for credit losses balances amounted to $21,065 and $20,474 as of September 30, 2024 and March 31, 2024, respectively for deposits and other receivables. Allowance for credit losses balances amounted to $3,554,026 and $3,099,701 as of September 30, 2024 and March 31, 2024, respectively, for amount due from a related party.

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

(d) Impairment of long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three and six months ended September 30, 2024 and 2023, we did not recognize impairment for property and equipment and intangible assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2024	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)