Form 10-Q
period 2024-12-31
Senmiao Technology Ltd
filed 2025-02-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, there were 10,518,040 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2024	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$949,224	$737,719
Restricted cash	—	2,337
Accounts receivable, net	40,300	19,883
Finance lease receivables, current	177,807	144,166
Prepayments, other receivables and other current assets, net	622,881	678,369
Prepayment - a related party	34,825	—
Due from related parties, net, current	163,701	648,594
Current assets - discontinued operations	—	420,092
Total current assets	1,988,738	2,651,160

Property and equipment, net	1,887,833	2,675,257
Property and equipment, net - discontinued operations	—	1,267
Total Property and equipment, net	1,887,833	2,676,524

Other assets
Operating lease right-of-use assets, net	—	60,862
Operating lease right-of-use assets, net, a related party	17,025	47,128
Financing lease right-of-use assets, net	175,768	355,383
Intangible assets, net	393,750	450,029
Finance lease receivable, non-current	29,951	92,524
Due from a related party, net, non-current	2,765,537	2,747,313
Other non-current assets	632,937	639,863
Other assets - discontinued operations	—	140,698
Total other assets	4,014,968	4,533,800

Total assets	$7,891,539	$9,861,484

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Accounts payable	$171,226	$96,404
Advances from customers	103,838	122,461
Income tax payable	19,802	20,019
Accrued expenses and other liabilities	3,778,455	2,976,539
Due to related parties	253,622	170,986
Operating lease liabilities, current	—	14,007
Operating lease liabilities - a related party	10,155	51,741
Financing lease liabilities, current	373,193	279,768
Derivative liabilities	182,933	288,833
Current liabilities - discontinued operations	533,466	1,322,452
Total current liabilities	5,426,690	5,343,210

Other liabilities
Operating lease liabilities, non-current	—	20,430
Financing lease liabilities, non-current	—	126,637
Other liabilities - discontinued operations	—	82,839
Total other liabilities	—	229,906

Total liabilities	5,426,690	5,573,116

Commitments and contingencies (note 17)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 shares issued and outstanding at December 31, 2024 and March 31, 2024)	234,364	234,364

Stockholders' (deficit) equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 shares issued and outstanding at December 31, 2024 and March 31, 2024)	1,051	1,051
Additional paid-in capital	43,950,123	43,950,123
Accumulated deficit	(43,334,452)	(41,384,268)
Accumulated other comprehensive loss	(1,783,267)	(1,672,005)
Total Senmiao Technology Limited stockholders' (deficit) equity	(1,166,545)	894,901

Non-controlling interests	3,397,030	3,159,103

Total equity	2,230,485	4,054,004

Total liabilities, mezzanine equity and equity	$7,891,539	$9,861,484

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$916,954	$1,101,074	$2,532,978	$3,451,173
Revenues, a related party	2,882	7,133	11,747	29,280
Total revenues	919,836	1,108,207	2,544,725	3,480,453

Cost of revenues
Cost of revenues	(698,970)	(738,784)	(1,955,029)	(2,265,373)
Cost of revenues, a related party	(44,479)	(80,973)	(63,440)	(473,317)
Total cost of revenues	(743,449)	(819,757)	(2,018,469)	(2,738,690)

Gross profit	176,387	288,450	526,256	741,763

Operating expenses
Selling, general and administrative expenses	(515,366)	(746,514)	(1,899,515)	(2,434,146)
Provision for credit losses	(367,245)	—	(722,681)	(680,396)
Stock-based compensation	—	(444,300)	—	(444,300)
Total operating expenses	(882,611)	(1,190,814)	(2,622,196)	(3,558,842)

Loss from operations	(706,224)	(902,364)	(2,095,940)	(2,817,079)

Other income (expense)
Other income, net	4,897	159,933	444,761	275,736
Interest expense	—	—	—	(525)
Interest expense on finance leases	(3,365)	(6,791)	(12,723)	(23,107)
Change in fair value of derivative liabilities	121,314	46,188	105,900	410,027
Total other income, net	122,846	199,330	537,938	662,131

Loss before income tax expense	(583,378)	(703,034)	(1,558,002)	(2,154,948)

Income tax expense	—	—	—	—

Net loss from continuing operations	(583,378)	(703,034)	(1,558,002)	(2,154,948)

Net loss from discontinued operations	—	(190,894)	(213,647)	(367,779)

Net loss	(583,378)	(893,928)	(1,771,649)	(2,522,727)

Net loss (income) attributable to non-controlling interests from operations	18,063	(40,070)	(178,535)	234,944

Net loss attributable to the Company's stockholders	$(565,315)	$(933,998)	$(1,950,184)	$(2,287,783)

Net loss	$(583,378)	$(893,928)	$(1,771,649)	$(2,522,727)

Other comprehensive income (loss)
Foreign currency translation adjustment	(138,657)	172,393	(51,870)	(318,529)

Comprehensive loss	(722,035)	(721,535)	(1,823,519)	(2,841,256)

less: Total comprehensive income (loss) attributable to non-controlling interests	(14,722)	27,449	237,927	(206,596)

Total comprehensive loss attributable to stockholders	$(707,313)	$(748,984)	$(2,061,446)	$(2,634,660)

Weighted average number of common stock
Basic and diluted	10,521,222	9,446,494	10,521,222	8,463,858
Net loss per share - basic and diluted	(0.05)	(0.10)	(0.19)	(0.27)

Net loss per share - basic and diluted
Continuing operations	$(0.05)	$(0.08)	$(0.17)	$(0.23)
Discontinued operations	$—	$(0.02)	$(0.02)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended December 31, 2024 and 2023

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2023
					Accumulated
	Common stock		Additional paid-in	Accumulated	other comprehensive	Non-controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net income (loss)	—	—	—	(427,828)	—	6,481	(421,347)
Conversion of preferred stock into common stock	250,000	25	26,914	—	—	—	26,939
Foreign currency translation adjustments	—	—	—	—	(496,137)	42,812	(453,325)
BALANCE, June 30, 2023 (Unaudited)	7,993,040	$798	$43,382,748	$(38,143,122)	$(1,743,236)	$3,882,759	$7,379,947
Net loss	—	—	—	(925,957)	—	(281,495)	(1,207,452)
Conversion of preferred stock into common stock	75,000	8	8,075	—	—	—	8,083
Foreign currency translation adjustments	—	—	—	—	(35,754)	(1,843)	(37,597)
BALANCE, September 30, 2023 (Unaudited)	8,068,040	$806	$43,390,823	$(39,069,079)	$(1,778,990)	$3,599,421	$6,142,981
Net income (loss)	—	—	—	(933,998)	—	40,070	(893,928)
Issuance of common stock for consulting services	1,500,000	150	444,150	—	—	—	444,300
Foreign currency translation adjustment	—	—	—	—	185,014	(12,621)	172,393
BALANCE, December 31, 2023 (Unaudited)	9,568,040	$956	$43,834,973	$(40,003,077)	$(1,593,976)	$3,626,870	$5,865,746

	For the Nine Months Ended December 31, 2024
					Accumulated
	Common stock		Additional paid-in	Accumulated	other comprehensive	Non-controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	10,518,040	$1,051	$43,950,123	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustments	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	10,518,040	$1,051	$43,950,123	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150
Net income (loss)	—	—	—	(711,449)	—	285,996	(425,453)
Foreign currency translation adjustments	—	—	—	—	93,056	26,767	119,823
BALANCE, September 30, 2024 (Unaudited)	10,518,040	$1,051	$43,950,123	$(42,769,137)	$(1,641,269)	$3,411,752	$2,952,520
Net loss	—	—	—	(565,315)	—	(18,063)	(583,378)
Foreign currency translation adjustment	—	—	—	—	(141,998)	3,341	(138,657)
BALANCE, December 31, 2024 (Unaudited)	10,518,040	1,051	43,950,123	(43,334,452)	(1,783,267)	3,397,030	2,230,485

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,771,649)	$(2,522,727)
Net loss from discontinued operations	(213,647)	(367,779)
Net loss from continuing operations	(1,558,002)	(2,154,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	689,794	697,485
Stock-based compensation	—	444,300
Amortization of right-of-use assets	221,879	322,904
Amortization of intangible assets	56,278	86,201
Provision for credit losses	722,681	680,396
Gain on disposal of equipment	(4,030)	(32,076)
Gain from deconsolidation	(397,775)	—
Change in fair value of derivative liabilities	(105,900)	(410,027)
Loss from lease modification	20,449	—
Change in operating assets and liabilities
Accounts receivable	(20,924)	4,239
Accounts receivable, a related party	—	608
Inventories	—	64,257
Finance lease receivables	106,866	133,988
Prepayments, other receivables and other assets	48,710	89,596
Prepayment - a related party	(35,315)	—
Due from a related party	69,463	—
Accounts payable	76,936	175,742
Advances from customers	(17,541)	(3,577)
Accrued expenses and other liabilities	792,948	615,472
Due to a related party	4,543	—
Operating lease liabilities	(7,574)	(53,776)
Operating lease liabilities - related parties	(41,603)	(57,705)
Net Cash Provided by Operating Activities from Continuing Operations	621,883	603,079
Net Cash Used in Operating Activities from Discontinued Operations	(73,441)	(348,330)
Net Cash Provided by Operating Activities	548,442	254,749

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,607)	(643,376)
Cash received from disposal of property and equipment	16,804	102,013
Loan to a related party	(320,703)	—
Cash released upon disposal of subsidiaries	(142,751)	—
Net Cash Used in Investing Activities from Continuing Operations	(448,257)	(541,363)
Net Cash Provided by Investing Activities from Discontinued Operations	49	159
Net Cash Used in Investing Activities	(448,208)	(541,204)

Cash Flows from Financing Activities:
Borrowings from a related party	79,872	—
Repayments from a related party	13,893	321,229
Repayment of current borrowings to a financial institution	—	(8,453)
Repayments to related parties and affiliates	—	(572,113)
Principal payments of finance lease liabilities	(29,219)	(171,388)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	64,546	(430,725)
Net Cash (Used in) Provided by Financing Activities from Discontinued Operations	(82,074)	236,202
Net Cash Used in Financing Activities	(17,528)	(194,523)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	71,882	(61,915)

Net increase (decrease) in cash, cash equivalents and restricted cash	154,588	(542,893)
Cash, cash equivalents and restricted cash, beginning of the period	794,636	1,610,090
Cash, cash equivalents and restricted cash, end of the period	949,224	1,067,197
Less: Cash and cash equivalents from discontinued operations	—	(44,087)
Cash, Cash equivalents and Restricted Cash from continuing operations, end of Period	949,224	1,023,110

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$525
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities, related parties	$—	$349,532
Termination of right-of use assets and lease liabilities, related parties	$46,762	$—

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	December 31,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, end of the period	$949,224	$1,020,735
Restricted cash from continuing operations, end of the period	$—	$2,375
Cash and cash equivalent from discontinued operations, end of the period	$—	$44,087

	December 31,	December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, beginning of the period	$737,719	$1,485,100
Restricted cash from continuing operations, beginning of the period	$2,337	$—
Cash and cash equivalent from discontinued operations, beginning of the period	$54,580	$124,990

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

The Company also used to operate online ride-hailing platform services through its own platform (known as Xixingtianxia) from October 2020 to August 2024, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which was a wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enabled qualified ride-hailing drivers to provide transportation services in several cities in China. On August 8, 2024, Senmiao Consulting entered into a certain Acquisition Agreement with Debt Assumption Takeover (the “Acquisition Agreement”) with Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao Consulting disposed its 100% equity interest in XXTX and its subsidiaries (refer to Note 4). After the disposition, the Company operates its business in one segment.

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

As of December 31, 2024, the Company has outstanding balance due from Jinkailong amounted to $2,847,738 net of allowance for credit losses, of which, $2,765,537 is to be repaid over a period from January 2026 to December 2026, classified as due from a related party, net, non-current. As of March 31, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to December 2026, classified as due from a related party, net, non-current. (refer to Note 15).

As of December 31, 2024 and March 31, 2024, allowance for credit losses due from Jinkailong amounted to $3,778,815 and $3,099,701, respectively. During the three and nine months ended December 31, 2024, the Company recorded provision for credit losses against the balance due from Jinkailong of $367,245 and $722,681, respectively.

During the three and nine months ended December 31, 2023, the Company recorded provision for credit losses against the balance due from Jinkailong of $0 and $680,396, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $1.8 million for the nine months ended December 31, 2024; (2) accumulated deficit of approximately $43.3 million as of December 31, 2024; (3) the working capital deficit of approximately $3.4 million as of December 31, 2024; and (4) one purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of these unaudited condensed consolidated financial statements, the Company has entered into one purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheets as of December 31, 2024, the unaudited condensed consolidated statements of operations and comprehensive loss, the unaudited condensed consolidated statements of changes in equity, and the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2024 and 2023, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2024, which was filed with the SEC on June 27, 2024.

The interim unaudited condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	March 31,
	2024	2024
Balance sheet items, except for equity accounts – RMB: US$1:	7.2993	7.2203

	For the three months ended December 31,
	2024	2023
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1896	7.2247

	For the nine months ended December 31,
	2024	2023
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1981	7.1600

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and March 31, 2024:

	Carrying Value as of	Fair Value Measurement as of
	December 31,	December 31, 2024
	2024	Level 1	Level 2	Level 3
(Unaudited)
Derivative liabilities	$182,933	$—	$—	$182,933

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2024
	2024	Level 1	Level 2	Level 3
Derivative liabilities	$288,833	$—	$—	$288,833

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2024 and for the year ended March 31, 2024:

	2019 Registered Direct Offering		August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Series A Warrants	Placement Warrants	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2023	$1	$5	$8,450	$11,491	$161,961	$12,147	$284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(5,231)	(7,158)	(81,325)	(6,099)	(105,242)	(7,888)	(212,943)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of March 31, 2024	—	—	3,219	4,333	80,636	6,048	179,520	15,077	288,833
Change in fair value of derivative liabilities	—	—	(2,654)	(3,125)	(41,939)	(3,146)	(51,320)	(3,716)	(105,900)
BALANCE as of December 31, 2024 (Unaudited)	$—	$—	$565	$1,208	$38,697	$2,902	$128,200	$11,361	$182,933

The August 2020 Underwriters’ Warrants, the February 2021 Placement Agent Warrants, the February 2021 ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of December 31, 2024 and March 31, 2024.

	As of December 31, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	12/31/2024	12/31/2024	12/31/2024	12/31/2024	12/31/2024	12/31/2024	12/31/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$1.07	$1.07	$1.07	$1.07	$1.07	$1.07	$1.07
Expected term (years)	0.59	1.11	1.11	1.36	1.36	1.86	1.86
Risk-free interest rate	4.24%	4.15%	4.15%	4.15%	4.15%	4.08%	4.08%
Expected volatility	113%	113%	113%	113%	113%	113%	113%

	As of March 31, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	1.35	1.87	1.87	2.12	2.12	2.61	2.61
Risk-free interest rate	4.88%	4.65%	4.65%	4.57%	4.57%	4.47%	4.47%
Expected volatility	117%	117%	117%	117%	117%	117%	117%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on April 6, 2022.

As of December 31, 2024 and March 31, 2024, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of December 31, 2024 and March 31, 2024.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(e) Segment reporting

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), which is comprised of certain members of the Company’s management team. During the years ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively, and disposed XXTX in August 2024. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. The Company has one operating and reportable segment of automobile transaction and related services as set forth in Note 1, after discontinued the online ride-hailing platform services on August 20, 2024.

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

(g) Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2024 and March 31, 2024, the Company record allowance for credit losses of $1,529 and $1,545 against accounts receivable, respectively.

(h) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and March 31, 2024, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of December 31, 2024 and March 31, 2024, finance lease receivables consisted of the following:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Minimum lease payments receivable	$310,183	$354,617
Less: Unearned interest	(102,425)	(117,927)
Financing lease receivables	$207,758	$236,690
Finance lease receivables, current	$177,807	$144,166
Finance lease receivables, non-current	$29,951	$92,524

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2024 are as follows:

Minimum future payments receivable
Twelve months ending December 31, 2025	$246,115
Twelve months ending December 31, 2026	61,294
Twelve months ending December 31, 2027	2,774
Total	$310,183

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and nine months ended December 31, 2024 and 2023, the Company did not recognize impairment for property and equipment.

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

As of December 31, 2024, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$747,253	$992,071	$2,087,986	$3,069,458
- Service fees from NEVs leasing	68,963	8,412	142,751	33,309
- Monthly services commissions	43,755	51,388	100,690	168,199
- Financing revenues	23,668	12,195	72,697	37,135
- Service fees from automobile purchase services	2,959	19,122	29,862	31,354
- Other revenues	33,238	25,019	110,739	140,998
Total Revenues	$919,836	$1,108,207	$2,544,725	$3,480,453

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

Other revenues – The Company generated other revenues such as miscellaneous service fees charged to its customers for some supporting services provided to online ride-hailing drivers and sales of automobiles. The Company recognizes revenues at a point in time when performance obligations are completed and the collectability is probable from the customers.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2024, the Company’s pricing interest rate was 6.0% per annum.

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

(n) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2024 and March 31, 2024, approximately $71,000 and $21,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of December 31, 2024 and March 31, 2024, approximately $851,000 and $719,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $68,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three and nine months. As of December 31, 2024 and March 31, 2024, the Company record allowance for credit losses of $1,529 and $1,545 against accounts receivable, respectively.

2)	Foreign currency risk

As of December 31, 2024 and March 31, 2024 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $71,000 and $21,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from 7.22 RMB into US$1.00 on March 31, 2024 to 7.30 RMB into US$1.00 on December 31, 2024.

(o) Comparability and reclassification adjustments

The Company has reclassified certain comparative balances in the consolidated balance sheets as of March 31, 2024 and certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2023 to conform to the current period’s presentation. The assets and liabilities of the discontinued operations have been classified as current assets of discontinued operations, property and equipment, net of discontinued operations, other assets of discontinued operations, current liabilities of discontinued operations, and other liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2024. The results of discontinued operations for the three and nine months ended December 31, 2023 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item for all periods presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the nine months ended December 31, 2023 were separately presented in the unaudited condensed consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP.

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

4. DISCONTINUED OPERATIONS

Discontinued operations - P2P lending services business

Since October 2019, the Company has discontinued its online P2P lending services business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of December 31, 2024 and March 31, 2024:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$458,978	$464,000

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

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of online ride-hailing platform service in consolidated balance sheets as of December 31, 2024 and March 31, 2024 are as follows:

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$54,580
Accounts receivable	—	14,130
Prepayments, other receivables, and other current assets, net	—	344,444
Due from a related party	—	6,938
Total current assets	—	420,092

Property and equipment, net:	—	1,267

Other Assets
Intangible assets, net	—	140,698

Total assets	$—	$562,057

LIABILITIES
Current liabilities
Borrowings from financial institutions	$—	$142,456
Accounts payable	—	44,128
Accrued expenses and other liabilities	74,488	671,868
Total current liabilities	74,488	858,452

Other liabilities:
Borrowings from financial institutions, noncurrent	—	71,228
Deferred tax liability	—	11,611
Total Other liabilities	—	82,839

Total liabilities	$74,488	$941,291

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2024 and 2023.

	For the Three Months Ended		For the nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$510,203	$344,241	$2,059,622
Cost of revenues	—	(381,085)	(247,025)	(1,427,766)
Gross profit	—	129,118	97,216	631,856
Operating expenses
Selling, general and administrative expenses	—	(306,461)	(166,937)	(964,851)
Provision for credit losses	—	—	(173,278)	—
Total operating expenses	—	(306,461)	(340,215)	(964,851)
Loss from operations	—	(177,343)	(242,999)	(332,995)
Other income (expenses), net	—	(5,699)	33,214	(24,699)
Interest expense	—	(7,852)	(8,372)	(10,085)
Loss before income taxes	—	(190,894)	(218,157)	(367,779)
Income tax benefit	—	—	4,510	—
Net loss from discontinued operations	$—	$(190,894)	$(213,647)	$(367,779)

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2024 and 2023 are as follows:

	For the Nine Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$(73,441)	$(348,330)

Net cash provided by investing activities from discontinued operations	$49	$159

Net cash (used in) provided by financing activities from discontinued operations	$(82,074)	$236,202

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable includes rental receivables due from operating lessees. It also includes a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of December 31, 2024 and March 31, 2024, accounts receivable were comprised of the following:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Receivables of operating lease	$40,300	$18,531
Receivables of automobile sales due from automobile purchasers	1,529	2,897
Less: Allowance for credit losses	(1,529)	(1,545)
Accounts receivable, net	$40,300	$19,883

Movement of allowance for credit losses for the nine months ended December 31, 2024 and for year ended March 31, 2024 are as follows:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Beginning balance	$1,545	$—
Addition	—	1,557
Translation adjustment	(16)	(12)
Ending balance	$1,529	$1,545

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of December 31, 2024 and March 31, 2024, the prepayments, other receivables and other current assets, net were comprised of the following:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Deposits (i)	$325,702	$347,297
Prepaid expenses (ii)	236,473	296,454
Value added tax (“VAT”) recoverable (iii)	74,004	27,443
Due from automobile purchasers, net (iv)	2,604	2,633
Employee advances	967	142
Others	3,383	24,874
Less: Allowance for credit losses	(20,252)	(20,474)
Total prepayments, other receivables and other current assets, net	$622,881	$678,369

Movement of allowance for credit losses for the nine months ended December 31, 2024 and for year ended March 31, 2024 are as follows:

	December 31,	March 31,
	2024	2023
	(Unaudited)
Beginning balance	$20,474	$—
Addition	—	20,626
Translation adjustment	(222)	(152)
Ending balance	$20,252	$20,474

(i)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies, financial institutions and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of December 31, 2024 and March 31, 2024, the allowance for credit losses of $17,648 and $17,841 was recorded against the security deposits not returned for more than one year after the end of the cooperation.

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

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of December 31, 2024 and March 31, 2024, the allowance for credit losses recorded against receivables due from automobile purchasers was $2,604 and $2,633.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2024 and March 31, 2024 consist of the following:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Leasehold improvements	$172,380	$174,266
Computer equipment	25,607	13,291
Office equipment, fixtures and furniture	65,768	77,898
Automobiles	4,420,854	4,707,663
Subtotal	4,684,609	4,973,118
Less: accumulated depreciation and amortization	(2,796,776)	(2,297,861)
Total property and equipment, net	$1,887,833	$2,675,257

Depreciation expense for the three and nine months ended December 31, 2024 were amounted to $226,353 and $689,794, respectively.

Depreciation and amortization expense for the three and nine months ended December 31, 2023 were amounted to $242,427 and $697,485, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2024 and March 31, 2024 consisted of the following:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Software	$790,816	$791,262
Less: accumulated amortization	(397,066)	(341,233)
Total intangible assets, net	$393,750	$450,029

Amortization expense for the three and nine months ended December 31, 2024 were amounted to $18,750 and $56,278, respectively.

Amortization expense for the three and nine months ended December 31, 2023 were amounted to $45,731 and $86,201, respectively.

The following table sets forth the Company’s amortization expense for the next five years as of December 31, 2024:

Amortization expenses
Twelve months ending December 31, 2025	$75,000
Twelve months ending December 31, 2026	75,000
Twelve months ending December 31, 2027	75,000
Twelve months ending December 31, 2028	75,000
Twelve months ending December 31, 2029	75,000
Thereafter	18,750
$393,750

9. OTHER NON-CURRENT ASSETS

	December 31,	March 31,
	2024	2024
	(Unaudited)
Prepayments of automobiles purchased (i)	$632,937	$639,863

(i)	In September 2022 and March 2023, the Company entered into two automobile purchase agreements (“Purchase Agreements”) with two third parties to purchase a total of 150 automobiles which amounted to $2,301,261. As of December 31, 2024, 50 automobiles have been delivered to the Company and the Company has made prepayments of $632,937 towards the remaining purchase pertaining to the Purchase Agreements. The Company expects to complete the remaining purchase by March 31, 2025.

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,	March 31,
	2024	2024
	(Unaudited)
Accrued payroll and welfare	$1,518,699	$1,221,294
Payables to drivers from aggregation platforms (i)	964,544	521,439
Deposits (ii)	642,686	668,172
Accrued expenses (iii)	502,955	423,420
Other taxes payable	133,229	90,256
Payables for expenditures on automobile transaction and related services	9,896	9,768
Other payables	6,446	42,190
Total accrued expenses and other liabilities	$3,778,455	$2,976,539

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

The contributions made by the Company were $33,518 and $111,329 for the three and nine months ended December 31, 2024, respectively, from operations of the Company. The contributions made by the Company were $43,786 and $135,551 for the three and nine months ended December 31, 2023, respectively, from operations of the Company.

As of December 31, 2024 and March 31, 2024, the Company did not make adequate employee benefit contributions in the amount of $950,202 and $928,943, respectively.

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

August 2020 Underwriters’ Warrants

As of December 31, 2024 and March 31, 2024, there were 31,808 underwriters’ warrants outstanding. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $1,630 and $2,654 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $774 and $7,577 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $565 and $3,219, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the August 2020 Underwriters’ Warrants was adjusted to $6.25.

February 2021 Registered Direct Offering Warrants

As of December 31, 2024 and March 31, 2024, there were 53,262 February 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $2,077 and $3,125 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $986 and $10,266 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $1,208 and $4,333, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $13.80 and $17.25, respectively.

May 2021 Registered Direct Offering Warrants

As of December 31, 2024 and March 31, 2024, there were 594,682 May 2021 registered direct offering warrants outstanding. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $40,663 and $45,085 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $15,942 and $148,067 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $41,599 and $86,684, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the May 2021 Registered Direct Offering warrants was adjusted to $10.50.

November 2021 Private Placement Warrants

As of December 31, 2024 and March 31, 2024, there were 5,365,911 November 2021 Private Placement Warrants outstanding. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $76,944 and $55,036 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2023, the change of fair value was a gain of $28,486 and $244,111 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. As of December 31, 2024 and March 31, 2024, the fair value of the derivative instrument totaled $139,561 and $194,597, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, March 31, 2024	6,045,663	6,045,663	$2.25	2.55
Exercised	—	—	—	—
Balance, December 31, 2024 (unaudited)	6,045,663	6,045,663	$2.25	1.80

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all RSUs with an aggregate of 12,727 was vested and 9,545 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2025 and the vested RSUs have been accounted in an expense and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares and 1,800,000 shares, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of December 31, 2024, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three and nine months ended December 31, 2024, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As of December 31, 2024 and March 31, 2024, there were 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 recorded as mezzanine equity. As of December 31, 2024, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock.

13. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three and nine months ended December 31, 2024 and 2023, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S amounted to approximately $0.2 million and $0.7 million for the three months ended December 31, 2024 and 2023, and amounted to approximately $0.8 million and $1.3 million for the nine months ended December 31, 2024 and 2023. As of December 31, 2024 and March 31, 2024, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.3 million and $7.6 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Ruixi, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Corenel, and Jiekai are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Net loss before income tax by jurisdiction as follows:

	For the Three Months Ended		For the nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S.	$(86,294)	$(655,050)	$(664,549)	$(977,824)
PRC	(497,084)	(47,984)	(893,453)	(1,177,124)
Total net loss before income tax	$(583,378)	$(703,034)	$(1,558,002)	$(2,154,948)

For the three and nine months ended December 31, 2024 and 2023, the Company had no current tax expense or deferred tax expense.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2024	2024
Deferred Tax Assets	(Unaudited)
Net operating loss carryforwards in the PRC	$1,296,007	$976,138
Net operating loss carryforwards in the U.S.	1,750,323	1,588,529
Allowance for credit losses	977,395	807,974
Others	6,362	6,431
Less: valuation allowance	(4,030,087)	(3,379,072)
Deferred tax assets, net	$—	$—

As of both December 31, 2024 and March 31, 2024, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.9 million. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of December 31, 2024, such net operating loss from discontinued operations will expire from 2025 through 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of December 31, 2024 and March 31, 2024, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	December 31, 2024	March 31, 2024
	(Unaudited)
Net operating loss carry forwards in the PRC	$225,797	$228,268
Less: valuation allowance	(225,797)	(228,268)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2024 and March 31, 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and nine months ended December 31, 2024 and 2023, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

14. CONCENTRATION

Major Suppliers

For the three months ended December 31, 2024, three suppliers accounted for approximately 16.6%, 13.8%, and 13.5% of the total costs of revenue from continuing operations of the Company. For the nine months ended December 31, 2024, three suppliers accounted for approximately 18.1%, 15.0%, and 14.7% of the total costs of revenues from the continuing operations of the Company.

For the three months ended December 31, 2023, four suppliers accounted for approximately 21.3%, 20.7%, 15.4% and 10.0% of the total costs of revenue from continuing operations of the Company. For the nine months ended December 31, 2023, three suppliers accounted for approximately 20.5%, 17.3% and 14.4% of the total cost of revenues from the continuing operations of the Company.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Prepayment, a related party

As of December 31, 2024 and March 31, 2024, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $34,825 and $0, respectively.

2) Due from related parties

As of December 31, 2024 and March 31, 2024, balances due from related parties from the Company’s operations were comprised of the following:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Total due from related parties	$6,708,053	$6,495,608
Less: Allowance for credit losses	(3,778,815)	(3,099,701)
Due from related parties, net	$2,929,238	$3,395,907
Due from related parties, net, current	$163,701	$648,594
Due from a related party, net, non-current	$2,765,537	$2,747,313

As of December 31, 2024, balances due from Jinkailong, the Company’s equity investee company, was $2,847,738, net of allowance for credit losses, of which, $2,765,537 is to be repaid over a period from January 2026 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $1,867,591 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $980,147 represents daily operation expenses paid by the Company’s subsidiary, Jiekai, on behalf of Jinkailong.

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

Movement of allowance for credit losses due from Jinkailong for the nine months ended December 31, 2024 and for the year ended March 31, 2024 are as follows:

	December 31,	March 31,
	2024	2024
	(Unaudited)
Beginning balance	$3,099,701	$1,481,036
Addition	722,681	1,703,563
Translation adjustment	(43,567)	(84,898)
Ending balance	$3,778,815	$3,099,701

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months. As December 31, 2024, the outstanding balance was $81,500.

3) Due to related parties

	December 31,	March 31,
	2024	2024
	(Unaudited)
Loan payable to a related party (i)	$92,226	$12,354
Other payable due to a related party (ii)	161,396	158,632
Total due to related parties	$253,622	$170,986

(i)	As of December 31, 2024 and March 31, 2024, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $92,226 and $12,354 are unsecured, interest free and due on demand, respectively.

(ii)	As of December 31, 2024 and March 31, 2024, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease.

4) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	December 31,	March 31,
	2024	2024
	(Unaudited)
Operating lease right-of-use assets – a related party	$17,025	$47,128
Operating lease liabilities – a related party	$10,155	$51,741

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

2. Related Party Transactions

For the three and nine months ended December 31, 2024, the Company incurred $0 and $4,516, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements. For the three and nine months ended December 31, 2023, the Company incurred $31,859 and $92,142, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the three and nine months ended December 31, 2024, the Company incurred $10,462 and $31,348 in rental expenses, respectively, compared to $10,896 and $31,514 for the same periods in 2023, to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

During the three months ended December 31, 2024 and 2023, Corenel leased automobiles to Jinkailong and generated revenue of $2,882 and $7,133, while Jiekai leased automobiles from Jinkailong and had a rental cost of $44,479 and $80,973 respectively.

During the nine months ended December 31, 2024 and 2023, Corenel leased automobiles to Jinkailong and generated revenue of $11,747 and $29,280, while Jiekai leased automobiles from Jinkailong and had a rental cost of $63,440 and $473,317 respectively.

16. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (l), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the three and nine months ended December 31, 2024.

Lessee

As of December 31, 2024 and March 31, 2024, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

As of December 31, 2024, the weighted-average remaining operating and finance lease term of its existing leases is approximately 0.41 and 0.78 years, respectively.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended		For the Nine Months Ended
	Classification	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$273,446	$400,082	$755,476	$1,460,938
Lease expenses	Selling, general and administrative	14,647	56,486	66,170	182,258
Finance lease cost
Amortization of leased asset	Cost of revenue	59,483	59,968	178,240	180,627
Amortization of leased asset	General and administrative	—	—	—	282
Interest on lease liabilities	Interest expenses on finance leases	3,365	6,791	12,723	23,107
Total lease expenses		$350,941	$523,327	$1,012,609	$1,847,212

Operating lease costs for automobiles totaled $273,446 and $400,082 for the three months ended December 31, 2024 and 2023, respectively. Operating lease cost for automobiles totaled $755,476 and $1,460,938 for the nine months ended December 31, 2024 and 2023, respectively.

Operating lease expenses for offices and showroom leases totaled $14,647 and $56,486 for the three months ended December 31, 2024 and 2023, respectively, of which $10,168 and $48,816 were amortization of leased asset for operating leases for the three months ended December 31, 2024 and 2023, respectively. Operating lease expense for office and showroom leases totaled $66,170 and $182,258 for the nine months ended December 31, 2024 and 2023 respectively, of which $43,639 and $141,995 were amortization of leased asset for operating leases for the nine months ended December 31, 2024 and 2023, respectively.

Interest expenses on finance leases totaled $3,365 and $12,723 for the three and nine months ended December 31, 2024, respectively. Interest expenses on finance leases totaled $6,791 and $23,107 for the three and nine months ended December 31, 2023, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease	Finance lease
	payments*	payments	Total
	(Unaudited)	(Unaudited)	(Unaudited)
Twelve months ending December 31, 2025	$10,304	$377,762	$388,066
Total lease payments	10,304	377,762	388,066
Less: discount	(149)	(4,569)	(4,718)
Present value of lease liabilities	$10,155	$373,193	$383,348

*	As of December 31, 2024 and March 31, 2024, the outstanding balance of operating lease payments due to a related party was $10,155 and $51,741, respectively.

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

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People's Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of December 31, 2024, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $479,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

18. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2024 up through the date the Company filed these unaudited condensed consolidated financial statements. No events require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of December 31, 2024, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 1,977 automobiles under operating leases and 182 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2024		2023		2024		2023
	Number of		Number of		Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	662	$747,000	871	$992,000	704	2,088,000	1,466	$3,069,000
Auto Commissions	—	$44,000	—	$51,000	—	101,000	—	$168,000
Auto Financing	51	$24,000	40	$12,000	53	73,000	57	$37,000
Other Services	>670	$105,000	>480	$53,000	>690	283,000	>860	$206,000

During the three months ended December 31, 2024, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 81.2%, 4.8%, 2.6%, and 11.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 89.5%, 4.6%, 1.1%, and 4.8% for the three months ended December 31, 2023, respectively. During the nine months ended December 31, 2024, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 82.1%, 4.0%, 2.9%, and 11.0% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 88.2%, 4.8%, 1.1%, and 5.9% for the nine months ended December 31, 2023, respectively.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee and Active Driver Base

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep our Active Driver base to promote the growth of our automobile rental business because we offer automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of December 31, 2024, we had 4 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the nine months ended December 31, 2024. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of December 31, 2024, for parking and management of automobiles for operating lease, we had one parking lot, an exhibition hall and 3 employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the three months ended December 31, 2024 and 2023, the average utilization of the automobiles for operating lease was approximately 85.9% and 80.6%, respectively. During the nine months ended December 31, 2024 and 2023, the average utilization of the automobiles for operating lease was approximately 84.8% and 77.6%, respectively.

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

Meanwhile, in order to strengthen our market position in certain cities, our subsidiaries, Hunan Ruixi and Jiekai, have built up cooperation relationships with Partner Platforms, such as Hunan Didi Technology Co., Ltd., Chengdu Anma Zhixing Technology Co., Ltd., Sichuan Peitu Kuaixing Technology Co., Ltd. and Chongqing Yiqizhao Technology Co., Ltd. Chengdu Branch, whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi and Jiekai earned rental income from drivers and earned commissions from Partner Platforms.

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of December 31, 2024, we had accounts receivable of operating lease of approximately $40,000 in total. Besides, during the nine months ended December 31, 2024, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our online ride-hailing platform during the nine months ended December 31, 2024. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments.

Further, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2024, the total value of non-collateralized automobiles was approximately $216,000. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of October 30, 2024, approximately 362 online ride-hailing platforms have obtained booking taxi operating licenses and the total volume of online ride-hailing orders was approximately 1,007 million in October 2024 in China, representing an increase of approximately 8% and 24% as compared with the ones as of October 30, 2023, respectively. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China, both representing an increase of approximately 18% as compared with the ones as of December 31, 2023. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

However, approximately 41% of our ride-hailing drivers have not obtained the driver’s license for online ride-hailing services as of December 31, 2024 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Starting in December 2019, Didi began to enforce such limitation on drivers in Chengdu who have a driver’s license but operate automobiles without the automobile certificate. Meanwhile, during the nine months ended December 31, 2024, Gaode conducted several rounds of compliance checks in Chengdu and other cities. Gaode reduced the number of orders dispatched to XXTX platform as it found certain drivers who provide their online ride-hailing services through our platform without obtaining the driver’s licenses during the check. We had assisted the drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

Furthermore, according to the Interim Measures, no enterprise or individual is allowed to provide information for conducting online ride-hailing services to unqualified vehicles and drivers. Pursuant to the Interim Measures, during the nine months ended December 31, 2024, XXTX was fined by approximately $3,000 by Traffic Management Bureaus in Changsha for providing online ride-hailing platform services to unqualified drivers. Since October 2020, XXTX had been fined by approximately $311,000 by Traffic Management Bureaus in Changsha, Chengdu, Guangzhou and other cities, of which, approximately $62,000 was further compensated by drivers or cooperated third parties.

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

Results of Continuing Operations for the three months ended December 31, 2024 Compared to the three months ended December 31, 2023

	For the Three Months Ended
	December 31,
	2024	2023	Change
	(unaudited)	(unaudited)
Revenues	$919,836	$1,108,207	$(188,371)
Cost of revenues	(743,449)	(819,757)	76,308
Gross profit	176,387	288,450	(112,063)
Operating expenses
Selling, general and administrative expenses	(515,366)	(746,514)	231,148
Provision for credit losses	(367,245)	—	(367,245)
Stock-based compensation	—	(444,300)	444,300
Total operating expenses	(882,611)	(1,190,814)	308,203
Loss from operations	(706,224)	(902,364)	196,140
Other income, net	4,897	159,933	(155,036)
Interest expense on finance leases	(3,365)	(6,791)	3,426
Change in fair value of derivative liabilities	121,314	46,188	75,126
Loss before income taxes	(583,378)	(703,034)	119,656
Income tax expense	—	—	—
Net loss from continuing operations	$(583,378)	$(703,034)	$119,656

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018. Revenue for the three months ended December 31, 2024 decreased by $188,371, or approximately 17.0%, as compared with the three months ended December 31, 2023. The decrease was mainly due to the decrease number of the automobiles for operating lease.

As we focus on our automobile rental business currently, we expect revenue from our automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$747,253	$992,071
- Service fees from NEVs leasing	68,963	8,412
- Monthly services commissions	43,755	51,388
- Financing revenues	23,668	12,195
- Service fees from automobile purchase services	2,959	19,122
- Other revenues	33,238	25,019

Total Revenue	$919,836	$1,108,207

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 81.2%, 7.5%, 4.8%, 2.6%, 0.3% and 3.6%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2024. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, sales revenue of automobiles and other services fees, which accounted for approximately 89.5%, 0.8%, 4.6%, 1.1%, 1.7% and 2.3%, respectively, of the total revenue from automobile transaction and related services during the three months ended December 31, 2023.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease of rental income of $244,818 or approximately 24.7% during the three months ended December 31, 2024 was mainly due to the decrease in the number of the automobiles leased for operating lease as well as average monthly rental income per automobile. We leased approximately 662 automobiles with an average monthly rental income of approximately $383 per automobile, resulting in a rental income of $747,253, including rental income of $2,882 from Jinkailong, for the three months ended December 31, 2024. While we leased over 870 automobiles with an average monthly rental income of approximately $477 per automobile, resulting in a rental income of $992,071, including rental income of $7,133 from Jinkailong, for the three months ended December 31, 2023.

Service fees from NEVs leasing

We generated revenues of $68,963 and $8,412 from leasing NEVs by charging leases service fees during the three months ended December 31, 2024 and 2023, respectively. The amount of services fees for NEVs leasing were based on our product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

We generated revenues of $43,755 and $51,388 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended December 31, 2024 and 2023, respectively. The decrease of $7,633 or approximately 14.9% was due to decrease in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $23,668 from an average monthly number of 49 automobiles and $12,195 from an average monthly number of 26 automobiles during the three months ended December 31, 2024 and 2023, respectively. The increase was due to the monthly payment we charged to customers and the average number of automobiles served for financial leasing increased during the three months ended December 31, 2024.

Service fees from automobile purchase services and Other revenues

We generated revenues of $2,959 and $19,122 from the automobile purchase services during the three months ended December 31, 2024 and 2023, respectively. The decrease was due to the number of the automobiles purchase transactions decreased to 2 during the three months ended December 31, 2024 from 14 in the same period in 2023. We generate other revenues from other miscellaneous service fees charged to our customers. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

We generate other revenues from other miscellaneous service fees charged to our customers during the three months ended December 31, 2024 and 2023. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $76,308 or approximately 9.3% during the three months ended December 31, 2024 as compared with the same period in 2023, mainly due to the monthly average number of the automobiles leased for operating lease decreased to 324 in the three months ended December 31, 2024 from 444 in the three months ended December 31, 2023. During the three months ended December 31, 2024 and 2023, the costs of automobiles under operating leases with amount of $44,479 and $80,973, respectively, was from a related party.

Gross Profit

We had gross profit of $176,387 and $288,450, respectively, during the three months ended December 31, 2024 and 2023. The decrease of $112,063 was mainly due to the decrease in gross profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit by major revenue source for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
- Auto Operating Leasing	$3,804	$172,314
- Other Automobile transaction and related Services	172,583	116,136
Total Gross Profit	$176,387	$288,450

We had a gross profit of $3,804 in our Auto Operating Leasing during the three months ended December 31, 2024, which decreased by $168,510 from a gross profit of $172,314 in the three months ended December 31, 2023. The decrease was attributable to the average monthly rental income decreased from approximately $477 for the three months ended December 31, 2023 to approximately $383 for the three months ended December 31, 2024 while the related cost did not decrease that much. As a result, the gross profit margin of the revenues from our Auto Business decreased from approximately 17.4% to approximately 0.5% during the three months ended December 31, 2024, led our overall gross profit margin decreased to approximately 19.2% from approximately 26.0% during the three months ended December 31, 2023 since the revenue generated from auto operating lease accounted over 80% of our total revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $746,514 for the three months ended December 31, 2023 to $515,366 for the three months ended December 31, 2024, representing a decrease of $231,148, or approximately 31.0%. The decrease was attributable to our continuous control on costs and streamline expenses during the three months ended December 31, 2024. The decrease mainly consisted of (1) a decrease of $158,567 in offices rental and charges; and (2) a decrease of $87,303 in in salary and employee benefits as the average monthly number of our employees decreased from 65 for the three months ended December 31, 2023 to 46 for the three months ended December 31, 2024.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and provided provision for credit losses of $367,245 against receivables from Jinkailong for the three months ended December 31, 2024. While we did not provide additional provision for credit losses against receivables during the three months ended December 31, 2023.

Stock-based compensation

In October 2023, we entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which we engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. We issued an aggregate of 1,500,000 shares of our common stock in November 2023 to settle the compensation for the services. We did not have similar transaction during the three months ended December 31, 2024.

Other income, net

For the three months ended December 31, 2024, we had other income, net of $4,897, which primarily consist of (1) penalty income of approximately $20,000 from the customers; partially offset by (2) the loss of approximately $2,000 from the disposal of our own fixture and furniture used for operating leases;(3) the miscellaneous expense of approximately $13,000.

For the three months ended December 31, 2023, we had other income, net of $159,933, which primarily consist of (1) the income of approximately $5,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; (2) penalty income of approximately $102,000 from the customers; and (3) the miscellaneous income of approximately $53,000.

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended December 31, 2024 and 2023 was $3,365 and $6,791, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended December 31, 2024 and 2023 was a gain of $121,314 and $46,188, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the three months ended December 31, 2024 and 2023:

	For the Three Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$1,630	$774
- February 2021 registered direct offering	2,077	986
- May 2021 registered direct offering	40,663	15,942
- November 2021 private placement	76,944	28,486
Total Change in Fair Value of Derivative Liabilities	$121,314	$46,188

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the three months ended December 31, 2024 and 2023.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended December 31, 2024 was $583,378, representing a decrease of $119,656 from net loss of $703,034 for the three months ended December 31, 2023.

Results of Continuing Operations for the nine months ended December 31, 2024 Compared to the nine months ended December 31, 2023

	For the Nine Months Ended
	December 31,
	2024	2023	Change
	(unaudited)	(unaudited)
Revenues	$2,544,725	$3,480,453	$(935,728)
Cost of revenues	(2,018,469)	(2,738,690)	720,221
Gross profit	526,256	741,763	(215,507)
Operating expenses
Selling, general and administrative expenses	(1,899,515)	(2,434,146)	534,631
Provision for credit losses	(722,681)	(680,396)	(42,285)
Stock-based compensation	—	(444,300)	444,300
Total operating expenses	(2,622,196)	(3,558,842)	936,646
Loss from operations	(2,095,940)	(2,817,079)	721,139
Other income, net	444,761	275,736	169,025
Interest expense	—	(525)	525
Interest expense on finance leases	(12,723)	(23,107)	10,384
Change in fair value of derivative liabilities	105,900	410,027	(304,127)
Loss before income taxes	(1,558,002)	(2,154,948)	596,946
Income tax expense	—	—	—
Net loss from continuing operations	$(1,558,002)	$(2,154,948)	$596,946

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018.

Revenue for the nine months ended December 31, 2024 decreased by $935,728, or approximately 26.9%, as compared with the nine months ended December 31, 2023. The decrease was mainly due to the decrease of $981,472 of operating lease revenues from automobile rentals resulted from the decrease number of the automobiles for operating lease.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$2,087,986	$3,069,458
- Service fees from NEVs leasing	142,751	33,309
- Monthly services commissions	100,690	168,199
- Financing revenues	72,697	37,135
- Service fees from automobile purchase services	29,862	31,354
- Other revenues	110,739	140,998

Total Revenue	$2,544,725	$3,480,453

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 82.1%, 5.6%, 4.0%, 2.9%, 1.2%, and 4.2%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2024. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 88.2%, 1.0%, 4.8%, 1.1%, 0.9%, and 4.0%, respectively, of the total revenue from automobile transaction and related services during the nine months ended December 31, 2023.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles, sub-leasing automobiles leased from third-parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease of rental income of $981,472 or approximately 32.0% during the nine months ended December 31, 2024 was mainly due to the decrease in the number of the automobiles leased for operating lease as well as average monthly rental income per automobile. We leased approximately 704 automobiles with an average monthly rental income of approximately $409 per automobile, resulting in a rental income of $2,087,986, including rental income of $11,747 from Jinkailong, for the nine months ended December 31, 2024. While we leased over 1,400 automobiles with an average monthly rental income of approximately $485 per automobile, resulting in a rental income of $3,069,458, including rental income of $29,280 from Jinkailong, for the nine months ended December 31, 2023.

Service fees from NEVs leasing

We generated revenues of $142,751and $33,309 from leasing NEVs by charging leases service fees during the nine months ended December 31, 2024 and 2023, respectively. The amount of services fees for NEVs leasing is based on our product solutions which adjusted in accordance with different market conditions.

Monthly services commissions

We generated revenues of $100,690 and $168,199 from the monthly management and related services provided to our Partner Platforms and other companies during the nine months ended December 31, 2024 and 2023, respectively. The decrease of $67,509 or approximately 40.1% was due to decrease in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $72,697 from an average monthly number of 45 automobiles and $37,135 from an average monthly number of 34 automobiles during the nine months ended December 31, 2024 and 2023, respectively. The increase was due to the monthly payment we charged to customers and the average number of automobiles served for financial leasing increased during the nine months ended December 31, 2024.

Service fees from automobile purchase services and Other revenues

We generate revenues from providing a series of automobile purchase services throughout the automobile purchase transaction process, including sales-type lease. We had revenue from 21 and 19 automobiles purchase transaction during the nine months ended December 31, 2024 and 2023, respectively. The related service fees income slightly decreased $1,492 from $31,354 during the nine months ended December 31, 2023 to $29,862 during the nine months ended December 31, 2024 due to the different services we provided.

We generate other revenues from other miscellaneous service fees charged to our customers and sales of automobile. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $720,221 or approximately 26.3% during the nine months ended December 31, 2024 as compared with the same period in 2023, mainly due to the monthly average number of the automobiles leased for operating lease decreased to 293 in the nine months ended December 31, 2024 from 513 in the nine months ended December 31, 2023. During the nine months ended December 31, 2024 and 2023, the costs of automobiles under operating leases with amount of $63,440 and $473,317, respectively, was from a related party.

Gross Profit

We had gross profit of $526,256 and $741,763, respectively, during the nine months ended December 31, 2024 and 2023. The decrease of $215,507 was mainly due to the decrease in profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit by major revenue source for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
- Auto Operating Leasing	$69,517	$330,768
- Other Automobile transaction and related Services	456,739	410,995
Total Gross Profit	$526,256	$741,763

We had a gross profit of $69,517 in our Auto Operating Leasing during the nine months ended December 31, 2024, which decreased by $261,251 from a gross profit of $330,768 in the nine months ended December 31, 2023. The decrease was mainly attributable to the decrease in the number of the automobiles leased for operating lease from approximately 1,400 for the nine months ended December 31, 2023 to approximately 700 for the nine months ended December 31, 2024, respectively while the related cost did not decrease that much. As a result, the gross profit margin of the revenues from our Auto Business decreased from approximately 10.8% for the nine months ended December 31, 2023 to approximately 3.3% for the nine months ended December 31, 2024, led our overall gross profit margin slightly decreased to approximately 20.7% from approximately 21.3% during the nine months ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $2,434,146 for the nine months ended December 31, 2023 to $1,899,515 for the nine months ended December 31, 2024, representing a decrease of $534,631, or approximately 22.0%. The decrease was attributable to our continuous control on costs and streamline expenses during the nine months ended December 31, 2024. The decrease mainly consisted of (1) a decrease of $183,944 in salary and employee benefits as the average monthly number of our employees decreased from 67 to 54; and (2) a decrease of $ $276,727 in offices rental and charges; and (3) a decrease of $125,122 in professional service fees such as financial, legal and market consulting in the nine months ended December 31, 2024.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and provided provision for credit losses of $722,681 and $680,396 against receivables from Jinkailong for the nine months ended December 31, 2024 and 2023, respectively.

Stock-based compensation

In October 2023, we entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which we engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. We issued an aggregate of 1,500,000 shares of our common stock in November 2023 to settle the compensation for the services. We did not have similar transaction during the nine months ended December 31, 2024.

Other income, net

For the nine months ended December 31, 2024, we had other income, net of $444,761, which primarily consist of the (1) a gain of $397,775 from deconsolidation of XXTX; (2) penalty income of approximately $80,000 from the customers; (3) income of approximately $4,000 from the disposal of our own vehicles used for operating leases; partially offset by (4) the expense of approximately $20,000 from the termination of our right-of-use assets for an exhibition hall we leased in Changsha, and (5) the miscellaneous expense of approximately $17,000.

For the nine months ended December 31, 2023, we had other income, net of $275,736, which primarily consist of (1) the income of approximately $32,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; (2) penalty income of approximately $154,000 from the customers; and (3) the miscellaneous income of approximately $90,000.

Interest Expense and Interest Expense on Finance Leases

Interest expense on finance leases for the nine months ended December 31, 2024 and 2023 was $12,723 and $23,107, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the nine months ended December 31, 2024 and 2023 was a gain of $105,900 and $410,027, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the nine months ended December 31, 2024 and 2023:

	For the Nine Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
- June 2019 registered direct offering	$—	$6
- August 2020 underwritten public offering	2,654	7,577
- February 2021 registered direct offering	3,125	10,266
- May 2021 registered direct offering	45,085	148,067
- November 2021 private placement	55,036	244,111
Total Change in Fair Value of Derivative Liabilities	$105,900	$410,027

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the nine months ended December 31, 2024 and 2023.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the nine months ended December 31, 2024 was $1,558,002, representing a decrease of $596,946 from net loss of $2,154,948 for the nine months ended December 31, 2023.

Results of Discontinued Operations for the three and nine months ended December 31, 2024 Compared to the three and nine months ended December 31, 2023

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$510,203	$344,241	$2,059,622
Cost of revenues	—	(381,085)	(247,025)	(1,427,766)
Gross profit	—	129,118	97,216	631,856
Operating expenses
Selling, general and administrative expenses	—	(306,461)	(166,937)	(964,851)
Provision for credit losses	—	—	(173,278)	—
Total operating expenses	—	(306,461)	(340,215)	(964,851)
Loss from operations	—	(177,343)	(242,999)	(332,995)
Other income (expenses), net	—	(5,699)	33,214	(24,699)
Interest expense	—	(7,852)	(8,372)	(10,085)
Loss before income taxes	—	(190,894)	(218,157)	(367,779)
Income tax benefit	—	—	4,510	—
Net loss from discontinued operations	$—	$(190,894)	$(213,647)	$(367,779)

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

During the three months ended December 31, 2023, approximately 1.2 million rides with gross fare of approximately $3.6 million were completed through Xixingtianxia platform and an average of over 4,900 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $510,203, after netting off approximately $40,000 incentives paid to Active Drivers.

During the nine months ended December 31, 2024, approximately 0.6 million rides with gross fare of approximately $1.8 million were completed through our Xixingtianxia platform and an average of over 2,100 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $344,241, after netting off approximately $32,000 incentives paid to Active Drivers.

During the nine months ended December 31, 2023, approximately 4.1 million rides with gross fare of approximately $12.5 million were completed through our Xixingtianxia platform and an average of over 5,400 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $2,059,622, after netting off approximately $0.2 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues from discontinued operations represents technical service charges, insurance and other expenses related to Online Ride-Hailing Platform Services. During each of the three and nine months ended December 31, 2024, cost of revenues decreased as compared with the same period in 2023, mainly due to the decrease in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from discontinued operations primarily consisted of (1) $64,859 in salary and employee benefits; (2) $32,187 in entertainment, advertising and promotion; and (3) other miscellaneous expenses in the nine months ended December 31, 2024.

While it primarily consisted of (1) $116,458 in salary and employee benefits; (2) $108,649 in entertainment, advertising and promotion; and (3) other miscellaneous expenses in the three months ended December 31, 2023. It primarily consisted of (1) $392,744 in salary and employee benefits; (2) $398,474 in entertainment, advertising and promotion and (3) other miscellaneous expenses in the nine months ended December 31, 2023.

Provision for credit losses

For the nine months ended December 31, 2024, XXTX provided provision for credit losses of $173,278 against receivables from a prepaid software development fee and a deposit due to the termination on the development which resulting from the discontinuing of the business.

Other income (expense), net

For the nine months ended December 31, 2024, XXTX had other income, net of $33,214, which primarily due to the miscellaneous other income in its daily operations.

For the three and nine months ended December 31, 2023, XXTX had other expense, net of $5,699 and $24,699, respectively, which primarily due to the miscellaneous other expense in its daily operations.

Interest Expense

Interest expense from discontinued operations was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Income Tax Benefit

For the nine months ended December 31, 2024, XXTX had deferred tax benefit of $4,510, resulted from deferred tax, while all the subsidiaries of XXTX suffered losses for the three and nine months ended December 31, 2024 and 2023, no income taxes were recorded for the corresponding period accordingly.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the nine months ended December 31, 2024 was $213,647. While the net loss from discontinued operations for the three and nine months ended December 31, 2023 was $190,894 and $367,779, respectively.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt and cash flow from operations.

We had cash and cash equivalents of $949,224 as of December 31, 2024 as compared to $737,719 as of March 31, 2024. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $1.8 million for the nine months ended December 31, 2024; (2) accumulated deficit of approximately $43.3 million as of December 31, 2024; (3) the working capital deficit of approximately $3.4 million as of December 31, 2024; and (4) a purchase commitment of approximately $0.9 million for 100 automobiles. As of the filing date of this Report, we have entered into a purchase contract with an automobile dealer to purchase a total of 100 automobiles in the amount of approximately $1.5 million, of which, approximately $0.6 million has been remitted as purchase prepayments. The remaining purchase commitment of approximately $0.9 million shall be remitted in installment to be completed before March 31, 2025.

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

	For the Nine Months Ended
	December 31,
	2024	2023
	(unaudited)	(unaudited)
Net Cash Provided by Operating Activities	$548,442	$254,749
Net Cash Used in Investing Activities	(448,208)	(541,204)
Net Cash Used in Financing Activities	(17,528)	(194,523)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	71,882	(61,915)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	794,636	1,610,090
Cash, Cash Equivalents and Restricted Cash at End of the Period	949,224	1,067,197
Less: Cash and cash equivalents from discontinued operations	—	(44,087)
Cash, Cash equivalents and Restricted Cash from continuing operations, end of Period	$949,224	$1,023,110

Cash Flow in Operating Activities

For the nine months ended December 31, 2024, net cash provided by operating activities was $548,442, which consisted of net cash inflows of $621,883 from continuing operations and net cash outflows of $73,441 from discontinued operations. While for the nine months ended December 31, 2023, net cash provided by operating activities was $254,749, which consisted of net cash inflows of $603,079 from continuing operations and net cash outflows of $348,330 from discontinued operations.

The decrease of $18,804 in net cash provided by operating activities from continuing operations for the nine months ended December 31, 2024 as compared with the nine months ended December 31, 2023 was primarily attributable to (1) decrease of $596,946 in net loss; (2) decrease of $304,127 in gains resulted from change of fair value of derivative liabilities; (3) increase of $182,019 in the change of accrued expenses and other liabilities (both third parties and due to a related party); and partially offset by (4) non-incurrence of $444,300 in stock-based compensation in the nine months ended December 31, 2024 as compared with it in the same period in 2023; (5) the gain of $397,775 from deconsolidation of XXTX; (6) decrease of $101,025 in amortization of right-of-use assets; and (7) decrease of $98,806 in the change of accounts payable.

Cash Flow in Investing Activities

For the nine months ended December 31, 2024, we had net cash used in investing activities of $448,208, which consisted of the net cash outflows of $448,257 from continuing operations and net cash inflows of $49 from discontinued operations. The majority of net cash used in investing activities from continuing operations was (1) a loan to a related party of $320,703; (2) the cash of $142,751 released upon disposal of XXTX, (3) the purchase furniture for office purpose of $1,607, partially offset by (4) the proceeds from sales of the used-automobiles of $16,804.

For the nine months ended December 31, 2023, we had net cash used in investing activities of $541,204, which consisted of the net cash outflows of $541,363 from continuing operations and net cash inflows of $159 from discontinued operations. The majority of net cash used in investing activities was $643,376 paid for the purchase of automobiles for operating lease purpose, and partially offset by the proceeds from sales of the used-automobiles and rendered automobiles of $102,013.

Cash Flow in Financing Activities

For the nine months ended December 31, 2024, we had net cash used in financing activities of $17,528, which consisted of net cash inflows of $64,546 from continuing operations and net cash outflows of $82,074 from discontinued operations. The majority of net cash provided by financing activities was consisted of: (1) borrowings from a related party of $79,872; and (2) repayments from a related party of $13,893; partially offset by (3) principal payments made for finance lease liabilities of $29,219.

For the nine months ended December 31, 2023, we had net cash used in financing activities of $194,523, which consisted of the net cash outflows of $430,725 from continuing operations and net cash inflows of $236,202 from discontinued operations. The net cash used in financing activities from continuing operations primarily consisted of: (1) principal payments made for finance lease liabilities of $171,388; (2) repayments to related parties and affiliates of $572,113; and (3) repayment of current borrowings to a financial institution of $8,453; partially offset by (4) repayment from a related party of $321,229. While the net cash provided by financing activities from discontinued operations primarily attributable to the borrowings from a financial institution of $251,397.

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

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People's Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of December 31, 2024, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $479,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

As of December 31, 2024 and March 31, 2024, the allowance for credit losses represented approximately 3.7% and 7.2% of gross accounts receivable balances, respectively. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Allowance for credit losses balances amounted to $1,529 and $1,545 as of December 31, 2024 and March 31, 2024, respectively for accounts receivable. Allowance for credit losses balances amounted to $20,252 and $20,474 as of December 31, 2024 and March 31, 2024, respectively for deposits and other receivables. Allowance for credit losses balances amounted to $3,778,815 and $3,099,701 as of December 31, 2024 and March 31, 2024, respectively, for amount due from a related party.

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

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three and nine months ended December 31, 2024 and 2023, we did not recognize impairment for property and equipment and intangible assets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 14, 2025	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2025	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)