Form 10-K
period 2025-03-31
Senmiao Technology Ltd
filed 2025-07-10
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 30, 2024, was approximately $10,810,959. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 7, 2025, there were 11,082,746 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SENMIAO TECHNOLOGY LIMITED

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“China” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;

●	“Corenel” refers to Chengdu Corenel Technology Co., Ltd., a PRC limited liability company and former wholly owned subsidiary of Senmiao Consulting;

●	“Hunan Ruixi” refers to Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;

●	“Jiekai” refers to Chengdu Jiekai Yunli Technology Co., Ltd. and its subsidiary, a PRC limited liability company in China and a majority owned subsidiary of Senmiao Consulting;

●	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company with 35% equity interest held by Hunan Ruixi;

●	“Operating Entities” refers to Corenel, Hunan Ruixi, Jiekai, Senmiao Consulting and Yicheng;

●	“Partner Platforms” refers to the online ride-hailing platforms our Operating Entities cooperate with;

●	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“Senmiao” refers to Senmiao Technology Limited;

●	“Senmiao Group,” “we,” “us,” “the Company”, “our company” and “our” refer to Senmiao Technology Limited. and its subsidiaries;

●	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd.;

●	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., a PRC limited liability company, the majority owned subsidiary of Senmiao Consulting;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;

●	“XXTX” refers to Hunan Xixingtianxia Technology Co., Ltd. and its subsidiaries, a PRC limited liability company and the former wholly owned subsidiary of Senmiao Consulting;

●	“Yicheng” refers to Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company and our wholly owned subsidiary in China; and

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

Since November 2018, we have been providing automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through our wholly owned subsidiaries, Yicheng and Corenel, and our majority owned subsidiaries, Jiekai, and Hunan Ruixi, and its equity investee company, Jinkailong. From October 2020 to August 2024, we operated an online ride-hailing platform through XXTX, which was a wholly owned subsidiary of Senmiao Consulting. On August 8, 2024, Senmiao Consulting entered into an Acquisition Agreement with Debt Assumption Takeover (the “Acquisition Agreement”) with a third party named Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of Senmiao’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao disposed of its 100% equity interest in XXTX and its subsidiaries to the Purchaser, effectively discontinued our operations in the online ride-hailing platform service segment. We operate our business in one segment: Automobile Transaction and Related Services (as defined herein below), which constituted a series of services as follows:

Automobile Transactions and Related Services

Our automobile transaction and related services (the “Automobile Transaction and Related Services”) are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) service fees from new energy vehicles (“NEVs”) leasing where we charge NEVs lessees for a series of the services provided to them based on the chosen product solutions (the “Service for NEVs Leasing”); (iii) service fees from automobile purchase for a series of the services provided to purchasers throughout the purchase process based on the sales price of the automobiles and relevant services provided (the “ Service for Automobile Purchase”); (iv) monthly services where we provide management and related services to Partner Platforms and other companies and earn commission from them (the “Auto Commissions”);(v) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (vi) default expenses we charge to the lessees for early-termination the contracts or other violation behaviors to the contracts (the “Default Revenue”); and (vii) other supporting services provided to customers (the “Other Services”). Our Operating Entities started the Purchase and NEVs Services and other supporting services in November 2018, the Auto Operating Leasing and Auto Financing in March 2019, respectively.

The following chart illustrates the constitution of our automobile transactions and related services:

Auto Operating Leasing

We, through our subsidiaries, Hunan Ruixi, Jiekai, former subsidiary, Corenel, and equity investee company, Jinkailong (the “Auto Business Entities”) in China, have generated revenue since March 2019 from operating lease services, where the Auto Business Entities lease their own automobiles, sublease automobiles leased from third-parties or rendered from certain online ride-hailing drivers they served before with their authorization, to other individuals, including new online ride-hailing drivers, for a lease term of no more than twelve months. We also purchase and lease NEVs for subleasing with rental periods of twelve months or less. Excluding Jinkailong, our other Auto Business Entities leased 826 automobiles with an average monthly rental income of approximately $410 per automobile for the year ended March 31, 2025.

Service for NEVs Services

Our Auto Business Entities charge lease service fees to lessees who rent NEVs from us in Chengdu and Changsha, the service contents include: (1) introducing the current situation of the online ride-hailing industry; (2) guiding the lessees to open an account on Partner Platforms; (3) introducing online ride-hailing business and order-taking skills; (4) providing violation handling consultation, insurance claims consultation, and traffic accident legal consultation; etc. The amount of services fees for NEVs leasing is based on the product solutions. Excluding Jinkailong, our other Auto Business Entities had revenue of services of $184,625 from NEVs leasing for the year ended March 31, 2025.

Service for Automobile Purchase

Automobile purchase services are paid by automobile purchasers for a series of the services we provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures, which is based on the sales price of the automobiles and relevant services provided. Excluding Jinkailong, our other Auto Business Entities generated revenues of $38,696 from automobile purchase for the year ended March 31, 2025.

Auto Commissions

Our Auto Business Entities generated monthly revenues from the management and related services provided to our Partner Platforms and other companies. We generated revenues of $145,227 from the monthly services commissions during the year ended March 31, 2025.

Auto Financing

Hunan Ruixi began offering auto financing services in March 2019. In a self-operated financing transaction, Hunan Ruixi is a lessor and a customer (i.e., online ride-hailing driver) is a lessee. Hunan Ruixi offers to the customer a selection of automobiles that were purchased by Hunan Ruixi in advance. The customer will choose the desirable automobile to be purchased and enter into a financing lease with Hunan Ruixi. During the term of the financing lease, the customer will have use rights with respect to the automobile. Hunan Ruixi will obtain title to the automobile upfront and retain such title during the term of the financing lease, as lessor. At the end of the lease term, the customer will pay a minimal price and obtain full title of the automobile after the financing lease is repaid in full. In connection with the financing lease, the customer will enter into a service agreement with Hunan Ruixi. We recognized a total interest income of $93,473 for the year ended March 31, 2025.

Default Revenue and Other Services

Our Auto Business Entities charge the lessees default expenses such as early-termination the contracts or other violation behaviors to the contracts, as well as miscellaneous service revenue for some supporting services provided to customers. We recognized revenue of default revenue of $105,025 and $21,034 from other services, for the year ended March 31, 2025, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2025, the Auto Business Entities have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 2,116 automobiles under operating leases and 191 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

Discontinued Ride-Hailing Platform Services

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

Due to the fierce competition of the online ride-hailing industry, XXTX had suffered loss in the past. Since December 2023, XXTX had engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement. However, considering the changes in online ride-hailing industry and development plan of the Company, on August 8, 2024, we entered into the Acquisition Agreement with the Purchaser, and certain other parties thereto. Pursuant to the Acquisition Agreement, the Purchaser acquired all of the equity interests the XXTX at a total purchase price of zero, while taking over certain liabilities of XXTX as defined in the Acquisition Agreement. On August 20, 2024, the acquisition was completed and we ceased the online ride-hailing platform services.

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

Hunan Ruixi also owns 35% equity interest in Jinkailong and used to receive economic benefits of the remaining 65% equity interest through two voting agreements with other shareholders of Jinkailong. On March 31, 2022, the voting agreements were terminated by other shareholders of Jinkailong and Hunan Ruixi. As a result, Jinkailong ceased to be a VIE. Jinkailong is an automobile transaction and related services company in Chengdu City, Sichuan Province, China, which primarily targets drivers in the ride-hailing service sector, focus on automobile operating lease, and facilitates sales and financing transactions for its clients and provides relevant after-transaction services to them. Although Jinkailong was ceased from our consolidation scope since March 31, 2022, Hunan Ruixi, Corenel and Jiekai continuously provide automobile transaction and related services similar to Jinkailong in Changsha and Chengdu.

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

On August 8, 2024, Senmiao Consulting entered into a certain Acquisition Agreement with the Purchaser, and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao Consulting disposed its 100% equity interest in XXTX and its subsidiaries. Before the disposition, Senmiao Consulting had made a cumulative capital contribution of RMB40.30 million (approximately $5.60 million) to XXTX.

In December 2020, Senmiao Consulting formed a wholly owned subsidiary, Corenel, with a registered capital of RMB10.0 million (approximately $1.6 million) in Chengdu City, Sichuan Province. Corenel is engaged in automobile operating lease since March 2021. On April 16, 2025, Senmiao Consulting entered into an Equity Transfer Agreement with Jinkailong to transfer its 100% equity in Corenel to Jinkailong at a price of RMB zero. The transaction was completed on April 17, 2025. Before the disposition, Senmiao Consulting had made a cumulative capital contribution of RMB14.17 million (approximately $1.95 million) to Corenel.

In April 2021, Senmiao formed Senmiao Technology (Hong Kong), Ltd. (“Senmiao HK”), a limited liability company with a registered capital of $10,000 in Hong Kong. We hold 99.99% of the equity interests of Senmiao HK. As of the date of this Report, Senmiao HK has no operations.

In March 2022, Corenel and another company in Chengdu formed a subsidiary, Jiekai, with a registered capital of RMB500,000 (approximately $80,000) in Chengdu City, Sichuan Province. Corenel holds 51% equity interests of Jiekai. Jiekai is engaged in automobile operating lease business since April 2022. In July 2023, Corenel transferred all its interest in Jiekai to Corenel’s parent company, Senmiao Consulting, with a consideration of zero. After the transaction, Jiekai is still within the consolidated scope of the Company.

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

On March 31, 2022, Hunan Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above shall be terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As a result of the Termination Agreement, we no longer have a controlling financial interest in Jinkailong and have determined that Jinkailong was deconsolidated from our consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is our equity investee company since then. As of March 31, 2025, the paid-in capital of Jinkailong was zero.

Customers

The majority of our Operating Entities’ customers are online ride-hailing drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving an online ride-hailing car, our customers choose to lease automobile from us or become affiliated with us who offer them a simplified and smooth process to obtain qualified cars for online ride-hailing. The automobile lessees typically lease automobiles which meet the criteria of cars used for online ride-hailing for their own business in the industry. The automobile purchasers typically become affiliated with Hunan Ruixi through affiliation agreements pursuant to which Hunan Ruixi, as a qualified management company, provide them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements.

Our Auto Business Entities acquire customers through the network of sales teams from third-party and our related parties, cooperated lease companies and our own efforts including online advertising and billboard advertising. Our Operating Entities also send out fliers and participate in trade shows to advertise our services. During the year ended March 31, 2025, we serviced approximately 3,000 customers for our Automobile Transaction and Related Services.

Risk Management

To mitigate risk associated with our Automobile Transaction and Related Services, our Operating Entities conduct assessments and evaluations of prospective online ride-hailing drivers as lessees. For an online ride-hailing platform driver who uses our Partner Platforms as well as purchases or leases automobile from our Auto Business Entities, the assessments also include the requirement from Partner Platforms. We believe our manual review and verification process is sufficient for the requirements of our current operations.

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

Post-Financing Services and Collection Monitor

The Drivers Management department and Post Financing Management department of our Auto Business Entities are in charge of monitoring and managing monthly payments by the purchaser/lessee. Every car purchased or leased through us has a GPS device installed, which helps us locate the car. Our Drivers Management monitor the daily gross income of our served online ride-hailing drivers through our Partner Platforms as well as trace the location of each car at least every day. If there is any indicator such as the driver’s daily income is far behind the average level or the trajectory is unusual, our Drivers Management department shall contact the driver immediately and deliver the case to the Post Financing Management department to repose the car if necessary. The Drivers Management also monitor the daily using expenditures of each car such as the traffic violations penalty and maintenance expenses once a week. The car shall be reposed if the accumulated amount of those expenses exceeds the threshold. After a car is repossessed, our Auto Business Entities store it in a warehouse and later re-lease it to new customers or dispose of the automobile in accordance with law and relevant contracts. If our Auto Business Entities are unable to repossess collateral from a delinquent automobile purchaser/lessee, they may commence a lawsuit against such purchaser/lessee.

Competition

The online ride-hailing industry in China is intensively competitive and full of rapid changes in technology, shifting user preferences and frequent introduction of new services and products. There were approximately 300 automobile financing and leasing companies that provide automobile purchasing and leasing services to online ride-hailing drivers in Chengdu and Changsha City as of June 2025. We face significant competition primarily from companies that operate in Chengdu City, such as Sichuan Hengchuang Times Automobile Serving Co., Ltd., and Changsha Zitai Automobile Leasing Co., Ltd.

Meanwhile, Didi Chuxing Technology Co., Ltd. (“Didi”) takes over 80% market share of the online ride-hailing platforms in China according to the public information. As of June 2025, there were approximately 100 companies who operate their own online ride-hailing platforms and have established business relationships with Gaode in Chengdu and Changsha, our major operation cities. As companies like Didi operate their own automobile purchasing and leasing channel and may collaborate with different service providers, we face significant competitions in serving online ride-hailing drivers.

Many of our competitors are well-capitalized and offer discounted services, driver incentives, discounts and promotions, innovative service and product offerings, and alternative pricing models, which may be more attractive to consumers than those that we offer. Further, some of our current or potential competitors have, and may in the future continue to have, greater resources and access to larger driver and consumer bases in a particular geographic market. In addition, our competitors in certain geographic markets enjoy substantial competitive advantages such as greater brand recognition, longer operating histories, better localized knowledge, and more supportive regulatory regimes. As a result, such competitors may be able to respond more quickly and effectively than us in such markets to new or changing opportunities, technologies, consumer preferences, regulations, or standards, which may render our products or offerings less attractive. In addition, future competitors may share in the effective benefit of any regulatory or governmental approvals and litigation victories we may achieve, without having to incur the costs we have incurred to obtain such benefits.

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

On September 24, 2024, the CAC promulgated the Regulations for the Administration of Network Data Security, which came into effect on January 1, 2025. The Regulations for the Administration of Network Data Security restates and further specifies the legal requirements for personal information, important data, cross-border data transfer, network platform services, and data security. Among others, if the network data processing activities have or may have impacts on national security, such activities shall be subject to national security review in accordance with relevant laws and regulations. Any failure to comply with such requirements may subject us to suspension of services, fines, revocation of relevant business permits or business licenses and other penalties.

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

Regulations Related to Online Ride-Hailing Industry

Specific licenses and permits are also required for the drivers and vehicles engaged in the online ride-hailing industry.

In order to manage the rapidly growing online ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport (the “MOT”), jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services, which was amended on December 28, 2019 and November 30, 2022, which legalizes online ride-hailing platforms and requires the online ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses and take full responsibility of the ride services to ensure the safety of riders. According to the Interim Measures, (i) the competent transport department of the State Council shall be responsible for guiding the administration of online ride hailing services nationwide, (ii) the competent transport department of the government of a province or an autonomous region shall be responsible for guiding the administration of online ride hailing services within its respective administrative region, and (iii) the competent transport department of a municipality directly under the central government, a city divided into districts, a county, or other competent administrative department designated by the government shall be responsible for the specific administration of online ride hailing service. Before carrying out online ride hailing services, an online ride hailing service platform must obtain a permit for the online ride hailing business and complete the record filing of internet information services with the provincial communications administration in the place of its enterprise registration. Such platform must be capable of exchanging and processing the relevant information and data with its servers located within the PRC, establish a sound operational management system, work safety management system and service quality assurance system, and fulfill other conditions as prescribed. Platforms that conduct the online ride hailing business without obtaining the necessary permit may be subject to an order of correction, a warning by the local authority, a fine of RMB10,000 (US$1,384) to RMB30,000 (US$4,155), or even criminal liabilities if a violation constitutes a crime. Vehicles used for online ride hailing services must also satisfy certain conditions in order to obtain the transportation permit for vehicles used for online ride hailing services, including, among others, installation of satellite navigation system and emergency alarm devices, and meeting certain operational safety criteria. The Interim Measures also impose certain requirements on drivers engaged in online ride hailing services, including, among others, a driving experience of more than three years and no transport or driving related or violent criminal offense or violent crime record. Drivers must meet the prescribed conditions and pass the relevant exams before they can obtain the driver’s license for online ride hailing services. Platforms may be subject to an order of correction and a fine of RMB5,000 (US$692) to RMB10,000 (US$1,384), and in severe cases a fine of RMB10,000 (US$1,384) to RMB30,000 (US$4,155), if the relevant vehicle or driver providing the online ride hailing services has not obtained the applicable permit. Furthermore, the Interim Measures also provide that competent local governmental authorities may formulate detailed implementing rules for their respective regions in accordance with the Interim Measures and in light of local conditions.

Following the promulgation of the Interim Measures, various local governmental authorities have promulgated implementing rules to further stipulate the detailed requirements for online ride hailing service platforms, vehicles and drivers, including the major cities of our operations. On November 5, 2016, the Municipal Communications Commission of Chengdu City and a number of municipal departments jointly issued the Implementation Rules for the Administration of Taxi Management Services for Chengdu Network, which was replace by the one promulgated on July 26, 2021. On August 10, 2017, the Transportation Commission of Chengdu further issued guidelines on compliance requirements for online ride-hailing businesses, including Working Process for the Online Appointment of Taxi Drivers Qualification Examination and Issuance and Online Appointment Taxi Transportation Certificate Issuance Process. On November 28, 2016, Guangzhou Municipal People’s Government promulgated Interim Measures for the Management of Online Ride Hailing Operation and Service in Guangzhou, as amended on November 14, 2019. On July 23, 2018, the General Office of Changsha Municipal People’s Government issued the “Detailed Rules for the Administration of Online Booking Taxi Management Services for Changsha”. On June 12, 2019, the Municipal Communications Commission of Changsha City further issued “Transfer and Registration Procedures of Changsha Online Booking of Taxi”. According to these regulations and guidelines, three licenses or certificates are required for operating the online ride-hailing business: (1) online ride-hailing service platforms is required to obtain the online reservation taxi operating license; (2) automobiles used for online ride-hailing are required to obtain the online reservation taxi transport certificate (the “automobile certificate”); (3) online ride-hailing drivers are required obtain the online reservation taxi driver’s license (the “driver’s license”). Those regulations also stipulate a series of detailed requirements for the online ride-hailing platforms, drivers and automobiles in different cities.

However, approximately 43% of our online ride-hailing drivers had not obtained the driver’s license as of March 31, 2025 while all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing online ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We are in the process of assisting the drivers to obtain the required certificate and license, such as providing registered and training services. However, there is no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses.

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

The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Foreign Investment Law and the Implementing Rules of the PRC Foreign Investment Law (the “Implementing Rules”), which was approved by the National People’s Congress of China in March 2019 and December 2019, respectively. The PRC Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, and their respective implementing rules. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. However, relevant PRC laws and regulations permit payments of dividends by the Group’s entities incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. As of March 31, 2025, the total respective registered capital of all the Company’s direct subsidiaries was approximately RMB515 million (approximately $71.0 million).

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

As of March 31, 2025, most of the Company’s subsidiaries incorporated in the PRC have suffered accumulated loss and the Company concluded all the subsidiaries did not have abilities to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Furthermore, even though the Company currently does not require any such dividends, loans or advances from the PRC entities for working capital and other funding purposes, the Company may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to its shareholders

Except for the above, there is no other restriction under PRC laws and regulations for PRC companies on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company, as long as the PRC companies completed all required procedures, including the tax payment certification and tax declaration.

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

The current industry entry clearance requirements governing investment activities in the PRC by foreign investors are set out in two categories, namely the Special Entry Management Measures (Negative List) for the Access of Foreign Investment (2024 version), or the 2024 Negative List, as promulgated by the National Development and Reform Commission and the MOFCOM on September 6, 2024 and taking effect on November 1, 2024, and the Encouraged Industry Catalogue for Foreign Investment (2022 version) as promulgated by the National Development and Reform Commission and the MOFCOM on October 26, 2022 and taking effect on January 1, 2023. Industries not listed in these two catalogues are generally deemed “permitted” for foreign investment unless specifically restricted by other PRC laws. Industries not listed in these two catalogues are generally deemed “permitted” for foreign investment unless specifically restricted by other PRC laws. Our Automobile Transaction and Related Services is not listed in 2024 Negative List.

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

In January 2019, the SAT issued Announcement on the Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2019 Circular 2”). Pursuant to SAT 2019 Circular 2, from January 1, 2019 to December 31, 2021, for small low profit enterprises, (i) the tax rate for the first RMB1 million the annual income does not exceed RMB1 million is 20% and the taxable income is 25% of the annual taxable income; (ii) the tax rate for the portion of annual income that exceeds RMB1 million but does not exceed RMB3 million is 20% and the taxable income is 50% of the annual income. SAT 2019 Circular 2 also defines “small low profit enterprises” as enterprises who are engaged in industries not restricted or prohibited and meet the three conditions of (i) annual taxable income of RMB3 million or lower, (ii) employees’ number of 300 or lower; and (iii) total assets of RMB50 million or lower. On March 18, 2022 and August 2, 2023, the SAT issued Announcement on the Further Implementation of the Preferential Income Tax Reduction Policy for Small and Low Profit Enterprises (the “SAT 2022 Circular 13”) and (the “SAT 2023 Circular 12”), respectively. Pursuant to SAT 2022 Circular 13 and SAT 2023 Circular 12, the preferential income tax reduction policy for small low profit enterprise shall be expanded from January 1, 2022 to December 31, 2024 and January 1, 2023 to December 31, 2027, respectively. During the calendar years ended December 31, 2024, our subsidiaries, Senmiao Consulting and Yicheng, and former subsidiary, Corenel, met the three criteria and enjoyed the preferential tax rates. During the calendar year ended December 31, 2023, our subsidiary, Yicheng, and former subsidiary, Corenel, met the three criteria and enjoyed the preferential tax rates. However, they all suffered tax loss during those calendar years.

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

Furthermore, on December 25, 2024, the SCNPC released the Value-Added Tax Law of the PRC, which will become effective from January 1, 2026. Pursuant to the Value-Added Tax Law, any entities and individuals that sell goods, services, intangible assets, or immovable, or import goods within the territory of the PRC are taxpayers of VAT and shall pay the VAT in accordance with the law and regulation. Except as stipulated otherwise, the rate of VAT for sale of goods, labor services of processing, repair or replacement, or tangible movable property leasing services or import of goods is 13%, the rate of VAT for sale of agricultural products, transportation, postal, basic telecommunications, construction, or immovable leasing services, sale of immovable, or transfer of the rights to use land is 9%. In addition to the above circumstances, the rate of VAT for sale of services or intangible assets is 6%.

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our different services and 13% for our automobile, operating lease and financial leasing, with respect to revenues derived from the provision of Automobile Transaction and Related Services. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

Human Capital

As of the date of this Report, we had a total of 35 full-time employees including three executive officers.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services:

Function	Number of Employees
Management	2
Legal & Risk Management	2
Operations	7
Marketing	2
Drivers & Automobile Management and Services	10
Human Resources & Administration	2
Finance and Accounting	6
Internal Control and Audit	1
Total	32

All of our employees are based in the cities of Chengdu and Changsha, where our main operations are located.

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

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 18 software copyrights and 37 trademarks. We have also registered numerous domain names, including www.51ruixi.com, www.senmiaotech.com and senmiaotechir.com. The information on our websites is not part of, or incorporated in, this Report.

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

Insurance

We consider our insurance coverage to be adequate as we have in place all the mandatory insurance policies required by Chinese laws and regulations and in accordance with the commercial practices in our industry. The Auto Business Entities have obtained accident insurance and commercial liability insurance, which are mandatory, on all the automobiles they purchased for sales, leasing or financing and pass on the costs of such insurance to their customers in the sale/leasing/financing transaction. We provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees. We do not maintain any property insurance policies, business interruption insurance or general third-party liability insurance, nor do we maintain product liability insurance or key-man insurance. We consider our insurance coverage to be sufficient for our business operations in China.

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

Risk Factors Summary

Risks Related to Our Business and Industry

●	We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

●	Relationship between us, our affiliates and Gaode Maps and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.

●	Illegal, improper or otherwise inappropriate activities of customers while receiving our services could expose us to liabilities and harm our reputation, business, results of operations and financial condition.

●	Our customers’ failure to fully comply with PRC online ride-hailing-related laws may expose us to potential penalties and negatively affect our operations.

●	If we fail to effectively manage the behaviors of disintermediation and other misconduct and fraud by our users, our business, results of operations and financial condition could be materially and adversely affected.

●	If we are unable to collect our revenue, repossess or sub-lease the cars held by the defaulted customers in a cost-effective manner, our business and results of operations would be materially and adversely affected.

●	We are exposed to credit risk in our Auto Businesses

●	We are required to obtain licenses and permits related to financing and lending in China for our business operations, and we may not be able to obtain or maintain such licenses or permits.

●	Our failure to lease cars that we purchased from dealers or leased from other automobile rental companies with a satisfied utilization may have a material and adverse effect on our business, financial condition and results of operations.

●	If data provided by automobile lessees and other third-party sources or collected by us are inaccurate, customer trust in us could decline.

●	We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.

●	We may be considered as conducting payment services as a non-financial institution without a Payment Business Permit.

●	Any significant disruption in our IT systems could materially and adversely affect our business.

●	If we fail to obtain and maintain the requisite licenses and approvals required for our business, our business may be materially and adversely affected.

●	We rely primarily on a third-party insurance policy to insure our auto-related risks.

●	Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.

●	Our business is subject to laws, regulations and regulatory policies that are being continuously amended and improved, and the interpretation and implementation of newly established policies may remain uncertain, which could have an adverse impact on our business and future prospects.

●	Our business is subject to risks related to China’s automobile leasing and financing industry, including industry-wide and macroeconomic risks.

●	We have incurred net losses and may continue to incur net losses in the future.

●	Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks in China.

●	We have identified material weaknesses in our internal control over financial reporting.

●	We have limited business insurance coverage.

●	Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCA Act, in the future if the PCAOB is unable to inspect or investigate completely our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors would deprive our investors of the benefits of such inspections.

●	We face risks related to natural disasters, health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations.

Risks Related to Doing Business in China

●	Our current corporate structure and business operations may be affected by the Foreign Investment Law.

●	Our previous contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.

●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

●	Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

●	We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

●	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

●	Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.

●	We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of from our public offerings to make loans to or make additional capital contributions to our PRC subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	We rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business.

●	Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

●	Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

●	Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	If the chops of our PRC subsidiaries are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

●	Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

Risks Related to Our Securities

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

●	The market price for our common stock may be volatile.

●	We have a significant number of outstanding warrants.

●	Certain judgments obtained against us by our stockholders may not be enforceable.

●	Our articles of incorporation and by-laws could deter a change of our management, which could discourage or delay offers to acquire us.

●	Shareholders must rely on price appreciation of our common stock for return on their investment.

Other General Risk Factors

●	We may need additional capital, and financing may not be available on terms acceptable to us.

●	Fluctuations in interest rates could negatively affect our results of operations.

●	Our operating results may fluctuate significantly and may not fully reflect the underlying performance of our business.

●	If we fail to promote and maintain our brands in an effective and cost-efficient way, our business and results of operations may be harmed.

●	Any harm to our brands or reputation may materially and adversely affect our business.

●	Misconduct, errors and failure to function by our employees and third-party service providers could harm our business and reputation.

●	A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.

●	Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

●	Some aspects of our digital operations include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

●	From time to time, we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

Risks Related to Our Business and Industry

We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our key target markets of Chengdu and Changsha, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. Our success in a given geographic market significantly depends on our ability to maintain or increase the scale of our network in that geographic market by attracting and keeping drivers to engage their ride-hailing business through our Partner Platforms or leasing automobiles provided by us. We face intense competition in the Automobile Transaction and Financing Services. We face significant competition from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with online ride-hailing drivers, automobile dealers, automobile leasing companies and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which allow them to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. As a consequence, our services may be less attractive to consumers and cause us to lose market share.

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

The strategic relationship between us, our affiliates and Gaode Maps, the leading aggregation platform, and other local online ride-hailing platforms is crucial to our business as most of customers we provide services to are online ride-hailing drivers. Those drivers earn income on our Partner Platforms from the trip orders distributed from Gaode Maps, or directly from other platforms. If our collaboration with these platforms was terminated, we may not be able to maintain our existing customers or attract new customers who are and will be online ride-hailing drivers, which could materially and adversely affect our business and impede our ability to continue our operations. Our annual cooperative arrangements with Didi on Automobile Transaction and Related Services are non-exclusive basis, and Didi may have cooperative arrangements with our competitors.

We also cooperate with local automobile dealers, automobile leasing companies, financial institutions and others to attract online ride-hailing drivers to run their business through our Partner Platforms and provide automobile transaction and financing services. Our ability to acquire customers depends on our own marketing efforts through online advertising and billboard advertising, as well as the network of different third party sales teams. We intend to strengthen relationships with existing financing partners and develop new relationships for our automobile transaction and financing business. If we are not able to attract or retain cooperative automobile dealers, automobile leasing companies with favorable term as new business partners on acceptable terms, our business growth will be hindered and our results of operations and financial condition will suffer.

Illegal, improper or otherwise inappropriate activities of customers while receiving our services could expose us to liabilities and harm our reputation, business, results of operations and financial condition.

Illegal, improper or otherwise inappropriate activities by customers while receiving our services could expose us to liabilities and materially and adversely affect our reputation, business, results of operations and financial condition. These activities may include abuse, assault, theft, false imprisonment, sexual harassment, identity theft, unauthorized use of credit and debit cards or bank accounts, and other misconduct. The relevant regulations also require the licensed online ride-hailing platforms to ensure that the drivers and cars engaged in providing ride services meet the requirements stipulated by the regulations. We are not able to fully control or predict the actions of our customers and third parties, either during the process of providing services or otherwise. While we have implemented various measures to anticipate, identify and address risks associated with these activities, we may not adequately address or prevent all illegal, improper or otherwise inappropriate activities by our users, which could damage our brand and the viability of this business.

At the same time, if the measures we have taken to guard against these illegal, improper or otherwise inappropriate activities are too restrictive and inadvertently prevent qualified online ride-hailing drivers otherwise in good standing from using our services, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and retention of our users and their utilization of our online ride-hailing platform could be negatively impacted. For example, if we cannot complete background checks of potential online ride-hailing drivers who apply to lease our automobiles on a timely basis, we may not be able to onboard potential online ride-hailing drivers in time and, as a result, our qualified automobiles may be less attractive to qualified online ride-hailing drivers.

Further, we may be subject to claims of significant liability based on traffic accidents, deaths, injuries, or other incidents that are caused by ride-hailing drivers, consumers, or third parties. Our auto liability and general liability insurance policies may not cover all potential claims to which we are exposed, and may not be adequate to indemnify us for all liabilities. These incidents may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, operating results, and future prospects. Even if these claims do not result in liability, we will incur significant costs in investigating and defending against them. And any negative publicity related to the foregoing, whether such incident occurred on our Partner Platforms or on our competitors’ platforms, could materially and adversely affect our reputation and brand and more importantly, public perception of the online ride-hailing industry as a whole, which could negatively affect the demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, results of operations and financial condition.

Our customers’ failure to fully comply with PRC online ride-hailing-related laws may expose us to potential penalties and negatively affect our operations.

The online ride-hailing industry is highly regulated in China. According to the guidelines issued by the different local authorities in China, including our major operations, Chengdu and Changsha, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required for a driver to operate the online ride-hailing business. Approximately 43% of our served online ride-hailing drivers have not obtained the online reservation taxi driver’s certificates as of March 31, 2025. We cannot assure you that we will not be subject to further fines, penalties or more severe administrative actions or proceedings in the future. If we or drivers or vehicles fail to obtain or maintain any required licenses, permits or approvals or make any necessary filings in a timely matter or at all, we may be subject to a variety of penalties, including fines or potentially being forced to suspend, terminate or significantly reduce our operations in the city or jurisdiction. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or receive substantial fines.

We are in the process of assisting the drivers to obtain the required certificates and licenses. However, there is no guarantee that all of the drivers affiliated with us would be able to obtain all the certificates and licenses. Our ability and method to provide the automobile transaction related services might be affected or restricted if our affiliated drivers or automobiles do not possess the requisite licenses. Further, there is no assurance that each of the drivers who we serve or the cars used by such drivers in providing ride-hailing services possesses the requisite license or certificate. Our business and results of operations will be materially and adversely affected if our affiliated drivers are suspended from providing ride-hailing services or imposed substantial fines or if we are found to be in serious violation of the Interim Measures due to the drivers’ failure to obtain requite licenses and/or automobile certificates.

If we fail to effectively manage the behaviors of disintermediation and other misconduct and fraud by our users, our business, results of operations and financial condition could be materially and adversely affected.

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

Despite our efforts, our measures may not eliminate disintermediation, and other user misconducts and fraud. Our failure to adequately detect and prevent such user behaviors could materially and adversely affect our business, results of operations and financial condition.

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

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of March 31, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $482,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

In January 2019, we started to purchase automobiles from automotive dealers for sales. As we shifted our business focus to automobile rental since March 2020, we lease automobiles mainly for operating lease during the year ended March 31, 2025. We primarily purchase or lease automobile models that are reliable, affordable and based on the local regulation requirement of the automobiles used for online ride-hailing, feedback from and market analysis as to perception and demand for such models, and that will appeal to lessees in lower-tier cities. We adopt a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for various rental solutions. During the year ended March 31, 2025, our average utilization of the automobiles for operating lease, including the ones leased to Jinkailong, was approximately 89.0%, as compared with 79.7% in the year ended March 31, 2024. However, the competition in the operating lease of automobiles is tough in Chengdu and Changsha, and there is no assurance that we will be able to do so effectively and the utilization of automobiles held for operating lease is satisfied to generate sufficient profit and cash. Demand for the automobiles that we purchase or lease can change significantly between the time the automobiles are purchased and the date of sale or lease. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, market conditions for the online ride-hailing, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

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

We may be subject to product liability claims if people or property are harmed by vehicles purchased or rented through us.

Vehicles purchased or rented through us may be defectively designed or manufactured. As a result, we may be exposed to product liability claims relating to personal injury or property damage. Third parties subject to such injury or damage may bring claims or legal proceedings against us because we facilitate the financing/purchase of the product. Although we would have legal recourse against the automobile manufacturers or dealers under PRC law, attempting to enforce our rights against the automobile manufacturers or dealers may be expensive, time-consuming and ultimately futile. We currently maintain valid third-party liability insurance and product liability insurance in relation to vehicles purchased or rented through us, and also ensure that appropriate insurances have covered automobiles leased from rental companies. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

We may be considered as conducting payment services as a non-financial institution without a Payment Business Permit.

Our Partner Platforms settles payments to accounts of Auto Business Entities in Alipay or banks once a week. In general, after deducting service fees of these platforms, the remaining amounts, including the earnings of the drivers and our service fees, are transferred to those accounts in Alipay or other banks. Then we settle the payments with the online ride-hailing drivers we served.

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

We may continue to experience, system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events could result in material losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our services could adversely affect our business and reputation and could result in the loss of users. Also, our software, hardware and systems may contain undetected errors, which could have a material adverse impact on our automobile transaction and related services business, particularly where such errors are not timely detected and remedied. The models and algorithms that we use for our services may also contain design or performance defects that are not detectable even after extensive internal testing. We cannot assure you that we would be able to detect and resolve all such defects and issues through our quality control measures. The satisfactory performance, reliability and availability of our technology and our underlying network infrastructure are critical to our operations, user service, reputation and our ability to attract new and retain existing car buyers and financial institutions.

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

If we fail to obtain and maintain the requisite licenses and approvals required for our business, or if we are required to take compliance actions that are time-consuming or costly, our business, results of operations and financial condition may be materially and adversely affected.

As of the date of this Report, we believe we have obtained all licenses and permits and made all necessary filings that are essential to the operation of our business. However, we cannot assure you that we can successfully update or renew the licenses required for our business in a timely manner or that these licenses are sufficient to conduct all of our present or future business. If the relevant authorities determine that we have not obtained the requisite licenses or our operations are not in compliance with the relevant regulations, we may be required to suspend our operations, which may cause significant loss of our users and materially and adversely affect our business, results of operations and financial condition. If we fail to complete, obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various activities, including the imposition of fines and the discontinuation or restriction of our operations. Any such penalties may disrupt our business operations and materially and adversely affect our business, results of operations and financial condition.

We rely primarily on a third-party insurance policy to insure our auto-related risks relating to our automobile operating leasing. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, results of operations and financial condition.

We may become subject to claims arising primarily from our automobile operating leasing for automobile-related incidents, including bodily injury, property damage and uninsured and underinsured liability. If we are held liable to these automobile-related claims under court orders and the amounts exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles or otherwise paid by our insurance provider. Insurance providers may continue to raise premiums and deductibles in the future. As a result, our insurance and claims expenses could increase, or we may decide to raise our deductibles when our policies are renewed or replaced. Our business, results of operations and financial condition could be adversely affected if cost per claim, premiums or the number of claims significantly exceeds our historical experience and coverage limits, we experience a claim in excess of our coverage limits, our insurance providers fail to pay on our insurance claims, we experience a claim for which coverage is not provided, or the number of claims under our deductibles differs from historic averages.

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

We had strategic collaboration with BYD, a leading NEV manufacturer in China, and other automobile rental companies who are able to lease us qualified NEVs. As we witness the emergence of NEVs in the automotive industry, as well as the online ride-hailing industry, as the next-generation trend, we have consistently focused on strengthening our cooperation with leading NEV manufacturers to obtain sufficient NEVs with favorable terms for our businesses. However, we cannot ensure we are able to retain long-term stable cooperative relationships with these NEVs companies. Our business growth will be hindered and our results of operations and financial condition will suffer if we could not obtain considerable resources for our business expansions.

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

As of March 31, 2025, our business is available in two cities in China. As the online ride-hailing industry is still at a relatively early stage of development, new laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our business activities. A large number of proposals are before various regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As of March 31, 2025, we had not been subject to any material fines or other penalties under any PRC laws or regulations as to our business operations. However, if the PRC government tightens regulatory for industries our business been involved in the future, and subject industry participants to new or specific requirements (including without limitation, capital requirements and licensing requirements), our business, financial condition and prospects would be materially and adversely affected. Meanwhile, compliance with existing and future rules, laws and regulations can be costly and if our practice is deemed to violate any existing or future rules, laws and regulations, it may face injunctions, including orders to cease non-compliant activities, and may be exposed to other penalties as determined by the relevant government authorities as well.

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

We had net losses of $3,467,165 and $3,854,206 of our continuing operations in the years ended March 31, 2025 and 2024, respectively. We may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we schedule to attract more customers and further enhance and develop our current businesses and may seek for other profitable business in the future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

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

In connection with the audit of our consolidated financial statements for the year ended March 31, 2025, we have identified “material weaknesses” in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP; (ii) be lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and (iii) had deficiencies in our IT general control regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which proposed to reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus reducing the time period before the securities of such foreign companies may be prohibited from trading or delisted. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act was signed into law by the U.S. House of Representatives, which officially reduce the number of years that the auditor is not subject to inspection to two consecutive years. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by mainland China and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future. As of the date of this Report, our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021.

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

We could not forecast whether the prevention and control policies shall be similar to zero-COVID policy if other epidemics incur in the future. Upon such occurrence, our operation may be materially and adversely impacted. Our business could also be adversely affected by the effects of other epidemics. Our business operations could be disrupted if any of our employees is infected, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

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

The PRC Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “Negative List”. Foreign ownership of internet-based businesses, such as distribution of online information, is subject to restrictions under current PRC laws and regulations. For example, foreign investors are not allowed to own more than 50% of the equity interests in a value-added telecommunication service provider (except e-commerce, domestic multiparty communication, store-and-forward and call center) in accordance with the Provisions on the Administration of Foreign-invested Telecommunication Enterprises and the Special Administrative Measures for Entrance of Foreign Investment (Negative List) (2024 Version) (which came into force and replaced the 2021 Version on November 1, 2024). The PRC Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If any of our business is “restricted” or “prohibited” from foreign investment under the “Negative List” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, and we may be required to unwind or restructure our business operations, any of which may have a material adverse effect on our business operation.

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

We have made our determinations based on prior discussion with Yuantai Law Offices, our former PRC counsel, to the extent that the discussion relates to matters of CSRC, CAC and other government authorities on our PRC subsidiaries’ operations and concluded that: as of the date of this Report, we, our PRC subsidiaries and equity investee company, (i) are not required to obtain permissions from the CSRC, CAC or any other government authorities on our PRC subsidiaries’ operations, and (ii) have not received or were denied such permissions by any PRC government authorities. If the Security Administration Draft is enacted as proposed, we believe that the operations of our PRC subsidiaries and our listing will not be affected and that we will not be subject to cybersecurity review by the CAC, given that our PRC subsidiaries possess personal data of fewer than one million individual clients and do not collect data that affects or may affect national security in their business operations as of the date of this Report and do not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

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

As March 31, 2025, the Company has made accumulated capital contributions of $21.1 million directly to the subsidiaries. The contributions were generated from our historical offering proceeds. Besides, the Company also loaned accumulated approximately $2.0 million to the equity investee company, Jinkailong, through our subsidiaries in PRC in prior years. The loans were used for the daily operation of Jinkailong.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of March 31, 2025 and 2024, we did not make adequate employee benefit contributions in the amount of $965,756 and $928,943, respectively, for our continuing operations. We accrued the amount in accrued payroll and welfare. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

As of the date of this Report, there were 5,845,663 shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $2.25 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

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

We have been financing our Automobile Transaction and Related Services through proceeds from our IPO and follow-on public offerings, and borrowing from third parties and related parties. As we intend to continue to make investments to support the growth of this business, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including developing new solutions and services, further enhance our risk management capabilities, increasing our sales and marketing expenditures to improve brand awareness and engage automobile purchasers through expanded online channels, enhancing our operating infrastructure and acquiring complementary businesses and technologies. From time to time, we may need to make additional capital contribution for promotion activities and expenses. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Repayment of the debts may divert a substantial portion of cash flow to repay principal and service interest on such debt, which would reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes; and we may suffer default and foreclosure on our assets if our operating cash flow is insufficient to service debt obligations, which could in turn result in acceleration of obligations to repay the indebtedness and limit our sources of financing.

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

Our results of operations, including the levels of our net revenues, expenses, net (loss)/income and other key metrics, may vary significantly in the future due to a variety of factors, some of which are outside of our control, and period-to-period comparisons of our operating results may not be meaningful, especially given our limited operating history. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Fluctuations in quarterly results may adversely affect the price of our common stock. Factors that may cause fluctuations in our quarterly financial results include:

●	our ability to attract new customers and maintain relationships with existing customers;

●	our ability to maintain existing relationship with existing business partners and establish new relationships with additional partners for our Automobile Transaction and Related Services;

●	the revenue generated from automobile leasing;

●	overdue ratios of automobile financing transactions we serve;

●	financial institutions’ willingness and ability to fund financing transactions through us on reasonable terms;

●	changes in our services and introduction of new products and services;

●	the amount and timing of operating expenses related to acquiring customers and the maintenance and expansion of our business, operations and infrastructure;

●	our ability to manage transaction volume growth during the period;

●	the timing of expenses related to the development or acquisition of technologies or businesses;

●	network outages or security breaches;

●	general economic, industry and market conditions;

●	our emphasis on customer experience instead of near-term growth; and

●	the timing of expenses related to the development or acquisition of technologies or businesses.

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

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on a combination of intellectual property laws and contractual arrangements, including confidentiality and non-compete agreements with our employees and others to protect our proprietary rights. We have 18 software copyrights, 37 trademarks. Thus, we cannot assure you that any of our intellectual property rights would not be challenged, invalidated, circumvented or misappropriated, or such intellectual property will be sufficient to provide us with competitive advantages. In addition, because of the rapid pace of technological change in our industries, parts of our business rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms, or at all.

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

To date, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2022, 2023 and 2024 were increases of 2.0%, 0.2% and 0.2%, respectively. Although we have not been materially affected by inflation in the past, we may be affected by higher rates of inflation in China in the future, particularly if it affects labor costs. Unless we are able to control our labor costs or pass on these increased labor costs to our customers by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

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

For the year ended March 31, 2025, the Company was not subject to material fines or penalties in connection with cybersecurity, and there were no material cybersecurity incidents arising from cybersecurity or personal data protection.

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

We have relied on the third-party security assessment procedures and data outflow control procedures to manage risks from cybersecurity threats associated with our use of third-party service providers. For example, the servers of the system of Hunan Ruixi are housed at third-party data centers, and its operations depend on the service providers’ ability to protect such systems in their facilities as well as their own systems. The qualified third-party performs security assessment by timely assessing their cybersecurity policies, data encryption and privacy policies and relevant certificates, establishing procedures in granting such third parties access to our database and requiring them to conduct regular inspections. Since in cooperation with third-party service providers may involve data outbound, we desensitize sensitive information before transferring such data.

Our Chinese subsidiaries and affiliates have incurred, and will continue to incur, significant expenses in an effort to comply with cybersecurity and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations to the date of this Report in all material respects.

Item 2. Properties

We currently maintain our principal executive office at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 143 square meters under a lease agreement that expires on July 31, 2025 with a rent-free period from July 2024 to July 2025.

We maintain another office for our Automobile Transaction and Related Services in the city of Changsha, China, comprising an aggregate of 650 square meters. We lease the office for a monthly rent of approximately $3,600 under a lease agreement that expired in May 2025. The Company had signed a renewal lease agreement subsequently on April 21, 2025 with lease term started from June 1, 2025 to May 31, 2027.

We also lease a parking lot for automobiles in Changsha, with an area of 1,800 square meters and the monthly rent for the parking lot is approximately $1,400.

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

Holders

Based upon information furnished by our transfer agent, as of July 7, 2025, the Company had approximately 33 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our shares. Nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors has the discretion to declare and pay dividends in the future as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Foreign Investment Law, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside 10% of their after-tax profits of the year, if any, to statutory reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. As of March 31, 2025, the total respective registered capital of all the Company’s direct subsidiaries was approximately RMB515 million (approximately $71.0 million). And as of March 31, 2025, most of the Company’s subsidiaries incorporated in the PRC have suffered accumulated loss and the Company concluded none of subsidiaries has ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances.

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

Overview

We are a provider of automobile transaction and related services, connecting consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services through our majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and our former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd. a PRC limited liability company (“Corenel”). Substantially all of our operations are conducted in China.

From October 2020 to August 2024, we also operated an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a former wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). The platform enabled qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and other 20 cities in China. As more fully discussed below under “– Our Discontinued Ride-Hailing Platform Services,” we ceased our online ride-hailing Platform Services on August 20, 2024.

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) service fees from new energy vehicles (“NEVs”) leasing where we charge NEVs lessees for a series of the services provided to them based on the chosen product solutions (the “Service for NEVs Leasing”); (iii)service fees from automobile purchase for a series of the services provided to purchasers throughout the purchase process based on the sales price of the automobiles and relevant services provided (the “ Service for Automobile Purchase”) ;(iv) monthly services where we provide management and related services to other online ride-hailing platforms we cooperated with (“Partner Platforms”) and other companies and earn commission from them (the “Auto Commissions”); (v) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (vi) default expenses we charges to the lessees for early-termination the contracts or other violation behaviors to the contracts (the “Default Revenue”); and (vii) other supporting services provided to customers, including auto management and other related services (the “Auto Management Services”) and automobile sales (the “Auto Sales”). We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2025, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 2,116 automobiles under operating leases and 191 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the years ended March 31, 2025 and 2024, respectively:

	For the Years Ended
	March 31,
	2025		2024
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	826	2,801,000	1,492	$3,831,000
Auto Commissions	—	145,000	—	$196,000
Auto Financing	60	93,000	60	$58,000
Other Services	>870	350,000	>860	$235,000

During the year ended March 31, 2025, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 82.6%, 4.3%, 2.8%, and 10.3% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 88.7%, 4.5%, 1.3%, and 5.5% for the year ended March 31, 2024, respectively.

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

Due to the fierce competition of the online ride-hailing industry, XXTX had suffered loss in the past. Since December 2023, XXTX had engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement. However, considering the changes in online ride-hailing industry and development plan of the Company, on August 8, 2024, we entered into the Acquisition Agreement with the Purchaser, and certain other parties thereto. Pursuant to the Acquisition Agreement, the Purchaser acquired all of the equity interests the XXTX at a total purchase price of zero, while taking over certain liabilities of XXTX as defined in the Acquisition Agreement. On August 20, 2024, the acquisition was completed and we ceased the online ride-hailing platform services.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of March 31, 2025, we had 3 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the year ended March 31, 2025. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of March 31, 2025, for parking and management of automobiles for operating lease, we had one parking lot and 3 employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the years ended March 31, 2025 and 2024, the average utilization of the automobiles for operating lease was approximately 89.0% and 79.7%, respectively.

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

Ability to Retain Key Business Cooperators

Historically, we have set up a series of strategy and business relationships with certain affiliates of some famous and leading companies of NEVs manufacturers, online ride-hailing platforms, local NEVs leasing companies, and travel service providers to develop our Automobile Transaction and Related Services. We earned commissions or services fees from them, purchased and leased automobiles for our business at a favorable price. The close relationships have provided us with the necessary capacity to support the development of our online ride-hailing platform and leasing business. To retain these valuable cooperators and continuously explore opportunities to collaborate with them in more areas is important to us to have considerable resources to support the exploration and expansion of our business into new cities.

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

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of March 31, 2025, we had accounts receivable of operating lease of approximately $20,000 in total. Besides, during the year ended March 31, 2025, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the year ended March 31, 2025. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default expenses from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our financing leases are not collateralized by us. As of March 31, 2025, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. The market value is expected to increase from RMB354.7 billion in 2024 to RMB751.3 billion in 2028, owing to rising consumer demand for economical mobility options and an amplified penetration of shared mobility services, especially in lower-tier cities. According to the 55th Statistical report on Internet Development in China published in January 2025 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 539 million by the end of December 2024, and took approximately 48.7% of the total number of Chinese internet users. In addition, in recent years, aggregation platforms have gained rising significance in the shared mobility industry. According to Frost & Sullivan, the portion of ride hailing orders fulfilled through aggregation platforms increased from 3.5% in 2018 to 30.0% in 2023, and is expected to further increase to 49.0% by 2028. The online ride-hailing industry is also facing increasing competition in China and is attracting more capital investment. For example, Dida Inc. and Chenqi Technology Limited were listed on the Hong Kong Stock Exchange in June 2024, and CaoCao Inc. have filed their prospectuses again to the Stock Exchange of Hong Kong Limited April 2025.

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of April 30, 2025, approximately 382 online ride-hailing platforms have obtained booking taxi operating licenses, representing an increase of approximately 9% as compared with the one as of April 30, 2024. And the total volume of online ride-hailing orders was approximately 727 million in April 2025 in China, representing a decrease of approximately 12% as compared with the one as of April 30, 2024. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China, representing an increase of approximately 13% and 10% as compared with the ones as of March 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

However, approximately 43% of ride-hailing drivers who leased our automobiles or used our services have not obtained the driver’s license for online ride-hailing services as of March 31, 2025 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Meanwhile, during the year ended March 31, 2025, Gaode conducted several rounds of compliance checks in Chengdu and other cities and reduced the number of orders dispatched platforms that allowed drivers to provide services without appropriate licenses or certificates. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the year ended March 31, 2025 Compared to the year ended March 31, 2024

	For the Years Ended
	March 31,
	2025	2024	Change
Revenues	$3,389,072	$4,320,031	$(930,959)
Cost of revenues	(2,539,269)	(3,395,300)	856,031
Gross profit	849,803	924,731	(74,928)
Operating expenses
Selling, general and administrative expenses	(2,624,120)	(3,130,213)	506,093
Provision for credit losses	(2,093,199)	(1,725,746)	(367,453)
Stock-based compensation	—	(444,300)	444,300
Total operating expenses	(4,717,319)	(5,300,259)	582,940
Loss from operations	(3,867,516)	(4,375,528)	508,012
Other income, net	211,254	358,192	(146,938)
Interest expense	—	(525)	525
Interest expense on finance leases	(15,145)	(29,088)	13,943
Change in fair value of derivative liabilities	204,242	212,949	(8,707)
Loss before income taxes	(3,467,165)	(3,834,000)	366,835
Income tax expense	—	(20,206)	20,206
Net loss from continuing operations	$(3,467,165)	$(3,854,206)	$387,041

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018. Revenue for the year ended March 31, 2025 decreased by $930,959, or approximately 21.5%, as compared with the year ended March 31, 2024. The decrease was mainly due to the decreased number of automobiles for operating lease.

As we focus on our automobile rental business, we expect revenue from our automobile rental to continuously account for a majority of our revenues. We plan to provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2025 and 2024, respectively:

	For the Years Ended
	March 31,
	2025	2024
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$2,800,992	$3,831,037
- Service fees from NEVs leasing	184,625	45,231
- Monthly services commissions	145,227	196,099
- Default revenue	105,025	100,763
- Financing revenues	93,473	57,677
- Service fees from automobile purchase services	38,696	36,637
- Other service fees	21,034	52,587
Total Revenue	$3,389,072	$4,320,031

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 82.6%, 5.4%, 4.3%, 3.1%, 2.8%, 1.1% and 0.7%, respectively, of the total revenue during the year ended March 31, 2025. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue, financing revenues, service fees from automobile purchase services and other services fees, which accounted for approximately 88.7%, 1.0%, 4.5%, 2.3%, 1.3%, 0.8% and 1.4%, respectively, of the total revenue during the year ended March 31, 2024.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles and sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease in rental income of $1,030,045 or approximately 26.9% during the year ended March 31, 2025 was mainly due to the decrease in the number of the automobiles leased for operating lease as well as average monthly rental income per automobile. We leased 826 automobiles with an average monthly rental income of approximately $410 per automobile, resulting in a rental income of $2,800,992, including rental income of $46,461 from Jinkailong and other related parties, for the year ended March 31, 2025. We leased over 1,400 automobiles with an average monthly rental income of approximately $485 per automobile, resulting in a rental income of $3,831,037, including rental income of $34,742 from Jinkailong, for the year ended March 31, 2024.

Service fees from NEVs leasing

We generated revenues of $184,625 and $45,231 from leasing NEVs by charging leases service fees during the year ended March 31, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our product solutions timely in accordance which adjusted with different market conditions.

Monthly services commissions

We generated revenues of $145,227 and $196,099 from the monthly management and related services provided to our Partner Platforms and other companies during the years ended March 31, 2025 and 2024, respectively. The decrease of $50,872 or approximately 25.9% was due to decrease in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Default revenue

We generated default revenues of $105,025 and $100,763 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the years ended March 31, 2025 and 2024, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $93,473 from an average monthly number of 46 automobiles and $57,677 from an average monthly number of 33 automobiles during the years ended March 31, 2025 and 2024, respectively. The increase was due to the monthly payment we charged to customers and the average number of automobiles served for financial leasing increased during the year ended March 31, 2025.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $38,696 and $36,637 from the automobile purchase services during the years ended March 31, 2025 and 2024, respectively. The increase was due to the number of automobiles purchase transactions increased to 28 during the year ended March 31, 2025 from 22 in the same period in 2024.

We generate other revenues from other miscellaneous service fees charged to our customers during the years ended March 31, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $856,031 or approximately 25.2% during the year ended March 31, 2025 as compared with the year ended March 31, 2024, mainly due to a decrease in the monthly average number of the automobiles leased from the third parties for operating lease from 470 in the year ended March 31, 2024 to 293 in the year ended March 31, 2025. During years ended March 31, 2025 and 2024, we paid $114,368 and $472,848, respectively, to related parties for costs of automobiles under operating leases.

Gross Profit

We had gross profit of $849,803 and $924,731, respectively, during the years ended March 31, 2025 and 2024. The decrease of $74,928 was mainly due to the decrease in gross profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit by major revenue source for the years ended March 31, 2025 and 2024:

	For the Years Ended
	March 31,
	2025	2024
- Auto Operating Leasing	$261,723	$435,737
- Other Automobile transaction and related Services	588,080	488,994
Total Gross Profit	$849,803	$924,731

We had a gross profit of $261,723 from our Auto Operating Leasing during the year ended March 31, 2025, which decreased by $174,014 from a gross profit of $435,737 in the year ended March 31, 2024. The decrease was attributable to the decrease in average monthly rental income from approximately $485 for the year ended March 31, 2024 to approximately $410 for the year ended March 31, 2025, as well as a decrease in the number of the automobiles leased for operating lease decreased from over 1,400 for the year ended March 31, 2024 to 826 for the year ended March 31, 2025. However, our overall gross margin slightly increased to approximately 25.1% for the year ended March 31, 2025 from approximately 21.4% for the year ended March 31, 2024 due to an increase in revenues from other services with much higher gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $3,130,213 for the year ended March 31, 2024 to $2,624,120 for the year ended March 31, 2025, representing a decrease of $506,093, or approximately 16.2%. The decrease was attributable to our continuous control on costs and streamlined expenses structure during the year ended March 31, 2025. The decrease mainly consisted of (1) a decrease of $337,946 in salary and employee benefits as the average monthly number of our employees decreased from 56 for the year ended March 31, 2024 to 52 for the year ended March 31, 2025; and (2) a decrease of $158,958 in offices rental and charges in the year ended March 31, 2025.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $2,093,199 against receivables from Jinkailong for the year ended March 31, 2025. We provided provision for credit losses of $1,703,563 against receivables from Jinkailong, $17,974 against the security deposit not returned for over one year after the end of the cooperation, and $1,557 and $2,652 against receivable and other receivable for unsettled balances from a historical customer, respectively, for the year ended March 31, 2024.

Stock-based compensation

In October 2023, we entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which we engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. We issued an aggregate of 1,500,000 shares of our common stock in November 2023 to settle the compensation for the services. We did not have similar transaction during the year ended March 31, 2025.

Other income, net

For the year ended March 31, 2025, we had other income, net of $211,254, which primarily consist of the (1) a gain of approximately $397,000 from deconsolidation of XXTX; (2) penalty income of approximately $97,000 from the customers; partially offset by (3) a loss of $197,000 from the termination of an automobiles purchase agreement; (4) the expense of approximately $78,000 for processing automobile violation fines; (5) the expense of approximately $25,000 for liquidated damages and compensation fee for litigation; (6) the expense of approximately $20,000 from the termination of our right-of-use assets for an exhibition hall we leased in Changsha; and (7) the miscellaneous other income, net of approximately $37,000.

For the year ended March 31, 2024, we had other income, net of $358,192, which primarily consist of (1) penalty income of approximately $215,000 from the customers; (2) the income of approximately $35,000 from the disposal of our right-of-use assets and our own vehicles used for operating leases; (3) commission income of approximately $34,000 from an automobile supplier; (4) aggregate subsidy from the local governments in Changsha and Chengdu of approximately $23,000; (5) income of approximately $18,000 from the additional deductions for input tax; and (6) the miscellaneous income of approximately $33,000.

Interest Expense and Interest Expense on Finance Leases

We had no interest expense for the year ended March 31, 2025, while the interest expense for the year ended March 31, 2024 was resulted from the borrowings of Corenel from a financial institution for its automobile commercial insurance by installment.

Interest expense on finance leases for the years ended March 31, 2025 and 2024 was $15,145 and $29,088, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in June 2019, February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the years ended March 31, 2025 and 2024 was a gain of $204,242 and $212,949, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the years ended March 31, 2025 and 2024:

	For the Years Ended
	March 31,
	2025	2024
- June 2019 registered direct offering	$—	$6
- August 2020 underwritten public offering	3,198	5,231
- February 2021 registered direct offering	4,114	7,158
- May 2021 registered direct offering	72,899	87,424
- November 2021 private placement	124,031	113,130
Total Change in Fair Value of Derivative Liabilities	$204,242	$212,949

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the years ended March 31, 2025, while we had current income tax of $20,206 represented the provision of enterprise income tax resulting from the taxable income from Jiekai for the year ended March 31, 2024.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the year ended March 31, 2025 was $3,467,165, representing a decrease of $387,041 from net loss of $3,854,206 for the year ended March 31, 2024.

Results of Discontinued Operations for the year ended March 31, 2025 Compared to the year ended March 31, 2024

	For the Years Ended
	March 31,
	2025	2024
Revenues	$344,241	$2,494,397
Cost of revenues	(247,025)	(1,858,557)
Gross profit	97,216	635,840
Operating expenses
Selling, general and administrative expenses	(166,937)	(985,223)
Provision for credit losses	(173,278)	—
Total operating expenses	(340,215)	(985,223)
Loss from operations	(242,999)	(349,383)
Other income (expenses), net	33,214	(42,742)
Interest expense	(8,372)	(17,105)
Loss before income taxes	(218,157)	(409,230)
Income tax benefit	4,510	29,222
Net loss from discontinued operations	$(213,647)	$(380,008)

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

During the year ended March 31, 2025, approximately 0.6 million rides with gross fare of approximately $1.8 million were completed through our Xixingtianxia platform and an average of over 2,100 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. XXTX earned online ride-hailing platform service fees of $344,241, after netting off approximately $32,000 incentives paid to Active Drivers.

During the year ended March 31, 2024, approximately 4.9 million rides with gross fare of approximately $15.1 million were completed through our Xixingtianxia platform and an average of over 5,000 Active Drivers each month. XXTX earned online ride-hailing platform service fees of $2,494,397, after netting off approximately $0.3 million incentives paid to Active Drivers.

Cost of Revenues

Cost of revenues from discontinued operations represents technical service charges, insurance and other expenses related to Online Ride-Hailing Platform Services. During the year ended March 31, 2025, cost of revenues decreased as compared with the year ended March 31, 2024, mainly due to the decrease in direct expense and technical service fees of online ride-hailing platform services due to the decrease in the number of completed orders.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from discontinued operations primarily consisted of (1) $64,734 in salary and employee benefits; (2) $37,688 in depreciation of office equipment and amortization of intangible assets; (3) $31,499 in entertainment, advertising and promotion; and (4) other miscellaneous expenses in the year ended March 31, 2025.

It primarily consisted of (1) $425,623 in salary and employee benefits; (2) $399,385 in entertainment, advertising and promotion; (3) $100,342 in depreciation of office equipment and amortization of intangible assets; and (4) other miscellaneous expenses in the year ended March 31, 2024.

Provision for credit losses

For the year ended March 31, 2025, XXTX provided provision for credit losses of $173,278 against receivables from a prepaid software development fee and a deposit due to the termination on the development which resulting from the discontinuing of the business.

Other income(expense), net

For the year ended March 31, 2025, XXTX had other income, net of $33,214, which primarily due to the miscellaneous other income in its daily operations.

For the year ended March 31, 2024, XXTX had other expense, net of $42,742, which primarily due to the miscellaneous other expense in its daily operations.

Interest Expense

Interest expense from discontinued operations was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Income Tax Benefit

For the years ended March 31, 2025 and March 31, 2024, XXTX had deferred tax benefit of $4,510 and $29,222, respectively, resulted from deferred tax, while all the subsidiaries of XXTX suffered losses for the years ended March 31, 2025 and 2024, no income taxes were recorded for the corresponding period accordingly.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the year ended March 31, 2025 was $213,647. While the net loss from discontinued operations for the year ended March 31, 2024 was $380,008.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt, borrowings from financial institutions and cash flow from operations.

We had cash and cash equivalents of $833,577 as of March 31, 2025 as compared to $737,719 as of March 31, 2024. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $3.7 million for the year ended March 31, 2025; (2) accumulated deficit of approximately $45.1 million as of March 31, 2025; (3) the working capital deficit of approximately $3.0 million as of March 31, 2025.

We do not believe that the proceeds from our future public offerings and our anticipated cash flows would be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Report. We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

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

	For the Years Ended
	March 31,
	2025	2024
Net Cash Provided by Operating Activities	$500,303	$7,241
Net Cash Used in Investing Activities	(464,778)	(569,608)
Net Cash Used in Financing Activities	(123,720)	(168,340)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	127,136	(84,747)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Year	794,636	1,610,090
Cash, Cash Equivalents and Restricted Cash at End of the Year	833,577	794,636
Less: Cash and cash equivalents from discontinued operations	—	(54,580)
Cash, Cash equivalents and Restricted Cash from continuing operations, End of Year	$833,577	$740,056

Cash Flow in Operating Activities

For the year ended March 31, 2025, net cash provided by operating activities was $500,303, which consisted of net cash inflows of $574,072 from continuing operations and net cash outflows of $73,769 from discontinued operations. While for the year ended March 31, 2024, net cash provided by operating activities was $7,241, which consisted of net cash inflows of $310,241 from continuing operations and net cash outflows of $303,000 from discontinued operations.

The increase of $263,831 in net cash provided by operating activities from continuing operations for the year ended March 31, 2025 as compared with the year ended March 31, 2024 was primarily attributable to (1) decrease of $387,041 in net loss; (2) increase of $367,453 in the provision for credit losses; (3) increase of $265,541 in the change of Operating lease liabilities (both third parties and related parties); (4) increase of $210,973 in the change of other receivables due from related parties; (5) the loss of $196,777 from termination of automobiles purchase; and partially offset by (6) non-incurrence of $444,300 in stock-based compensation in the year ended March 31, 2025 as compared with it in the same period in 2024; (7) the gain of $397,003 from deconsolidation of XXTX; (8) decrease of $138,510 in the change of balance due to related parties; (9) decrease of $107,702 in amortization of right-of-use assets; and (10) decrease of $96,024 in the change of accounts receivable (both third parties and a related party).

Cash Flow in Investing Activities

For the year ended March 31, 2025, we had net cash used in investing activities of $464,778, which consisted of the net cash outflows of $464,827 from continuing operations and net cash inflows of $49 from discontinued operations. The majority of net cash used in investing activities from continuing operations was (1) a loan to a related party of $336,397; (2) the cash of $143,589 released upon disposal of XXTX, (3) the purchase furniture for office purpose of $1,602, partially offset by (4) the proceeds from sales of the used automobiles of $16,761.

For the year ended March 31, 2024, we had net cash used in investing activities of $569,608, which consisted of the net cash outflows of $569,767 from continuing operations and net cash inflows of $159 from discontinued operations. The majority of net cash used in investing activities was $671,679 paid for the purchase of automobiles for operating lease purpose, and partially offset by the proceeds from sales of the used automobiles and rendered automobiles of $101,912.

Cash Flow in Financing Activities

For the year ended March 31, 2025, we had net cash used in financing activities of $123,720, which consisted of net cash outflows of $42,427 from continuing operations and net cash outflows of $81,293 from discontinued operations. The majority of net cash used in financing activities from continuing operations consisted of: (1) principal payments made for finance lease liabilities of $44,345; (2) repayments to a related party of $11,940; partially offset by (3) repayments from a related party of $13,858. While the net cash used in financing activities from discontinued operations consisted of: (1) repayment of current borrowings to a financial institution of $59,389; and (2) repayment to a related party of $21,904.

For the year ended March 31, 2024, we had net cash used in financing activities of $168,340, which consisted of the net cash outflows of $391,605 from continuing operations and net cash inflows of $223,265 from discontinued operations. The net cash used in financing activities from continuing operations primarily consisted of: (1) principal payments made for finance lease liabilities of $215,443; (2) repayments to related parties and affiliates of $506,766; and (3) repayment of current borrowings to a financial institution of $8,445; partially offset by (4) repayment from a related party of $339,049. While the net cash provided by financing activities from discontinued operations primarily attributable to the borrowings from a financial institution of $249,297.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

On September 23, 2022, we entered into an automobile purchase agreement with a third party to purchase a total of 100 automobiles for the amount of approximately $1.5 million, and we have terminated the purchase agreement on March 31, 2025. As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of March 31, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $482,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. The management determined there were no critical accounting estimates.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) property and equipment, net; (iv) revenue recognition; and (v) leases - lessee. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 to F-36 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2018.

(such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022)

New York. New York

July 10, 2025

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 8610.8518.7992 ● Fax 8610.8518.7993 ● www.marcumasia.com

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$833,577	$737,719
Restricted cash	—	2,337
Accounts receivable, net	21,127	19,883
Accounts receivable, a related party	7,924	—
Finance lease receivables, current	166,339	144,166
Prepayments, other receivables and other current assets, net	1,015,084	678,369
Prepayment - a related party	22,662	—
Due from related parties, net, current	172,049	648,594
Current assets - discontinued operations	—	420,092
Total current assets	2,238,762	2,651,160

Property and equipment, net	1,652,921	2,675,257
Property and equipment, net - discontinued operations	—	1,267
Total Property and equipment, net	1,652,921	2,676,524

Other assets
Operating lease right-of-use assets, net	—	60,862
Operating lease right-of-use assets, net, a related party	6,910	47,128
Financing lease right-of-use assets, net	117,867	355,383
Intangible assets, net	375,000	450,029
Finance lease receivable, non-current	23,193	92,524
Due from a related party, net, non-current	1,386,139	2,747,313
Other non-current assets	—	639,863
Other non-current assets - discontinued operations	—	140,698
Total other assets	1,909,109	4,533,800

Total assets	$5,800,792	$9,861,484

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Accounts payable	$163,231	$96,404
Advances from customers	124,623	122,461
Income tax payable	19,918	20,019
Accrued expenses and other liabilities	3,757,393	2,976,539
Due to related parties	179,431	170,986
Operating lease liabilities, current	—	14,007
Operating lease liabilities - a related party	10,365	51,741
Financing lease liabilities, current	360,268	279,768
Derivative liabilities	84,591	288,833
Current liabilities - discontinued operations	518,352	1,322,452
Total current liabilities	5,218,172	5,343,210

Other liabilities
Operating lease liabilities, non-current	—	20,430
Financing lease liabilities, non-current	—	126,637
Other liabilities - discontinued operations	—	82,839
Total other liabilities	—	229,906

Total liabilities	5,218,172	5,573,116

Commitments and contingencies (note 17)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 shares issued and outstanding at March 31, 2025 and March 31, 2024)	234,364	234,364

Stockholders’ (deficit) equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 shares issued and outstanding at March 31, 2025 and March 31, 2024)	1,051	1,051
Additional paid-in capital	43,950,123	43,950,123
Accumulated deficit	(45,109,573)	(41,384,268)
Accumulated other comprehensive loss	(1,697,164)	(1,672,005)
Total Senmiao Technology Limited stockholders’ (deficit) equity	(2,855,563)	894,901

Non-controlling interests	3,203,819	3,159,103

Total equity	348,256	4,054,004

Total liabilities, mezzanine equity and equity	$5,800,792	$9,861,484

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2025	2024
Revenues
Revenues	$3,342,611	$4,285,289
Revenues, related parties	46,461	34,742
Total revenues	3,389,072	4,320,031

Cost of revenues
Cost of revenues	(2,424,901)	(2,922,452)
Cost of revenues, related parties	(114,368)	(472,848)
Total cost of revenues	(2,539,269)	(3,395,300)

Gross profit	849,803	924,731

Operating expenses
Selling, general and administrative expenses	(2,624,120)	(3,130,213)
Provision for credit losses	(2,093,199)	(1,725,746)
Stock-based compensation	—	(444,300)
Total operating expenses	(4,717,319)	(5,300,259)

Loss from operations	(3,867,516)	(4,375,528)

Other income (expense)
Other income, net	211,254	358,192
Interest expense	—	(525)
Interest expense on finance leases	(15,145)	(29,088)
Change in fair value of derivative liabilities	204,242	212,949
Total other income, net	400,351	541,528

Loss before income tax expense	(3,467,165)	(3,834,000)

Income tax expense	—	(20,206)

Net loss from continuing operations	(3,467,165)	(3,854,206)

Net loss from discontinued operations	(213,647)	(380,008)

Net loss	(3,680,812)	(4,234,214)

Net loss (income) attributable to non-controlling interests from operations	(44,493)	565,240

Net loss attributable to the Company’s stockholders	$(3,725,305)	$(3,668,974)

Net loss	$(3,680,812)	$(4,234,214)

Other comprehensive loss
Foreign currency translation adjustment	(24,936)	(418,784)

Comprehensive loss	(3,705,748)	(4,652,998)

less: Total comprehensive income (loss) attributable to non-controlling interests	44,716	(527,591)

Total comprehensive loss attributable to stockholders	$(3,750,464)	$(4,125,407)

Weighted average number of common stock
Basic and diluted	10,521,222	8,863,190
Net loss per share - basic and diluted	(0.35)	(0.41)

Net loss per share - basic and diluted
Continuing operations	$(0.33)	$(0.37)
Discontinued operations	$(0.02)	$(0.04)

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended March 31, 2025 and 2024

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2023	7,743,040	$773	$43,355,834	$(37,715,294)	$(1,247,099)	$3,833,466	$8,227,680
Net loss	—	—	—	(3,668,974)	—	(565,240)	(4,234,214)
Conversion of preferred stock into common stock	325,000	33	34,989	—	—	—	35,022
Issuance of common stock for consulting service	1,500,000	150	444,150	—	—	—	444,300
Issuance of common stock in purchase of Hunan Ruixi’s NCI	950,000	95	115,150	—	31,527	(146,772)	—
Foreign currency translation adjustment	—	—	—	—	(456,433)	37,649	(418,784)
BALANCE, March 31, 2024	10,518,040	$1,051	$43,950,123	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net income (loss)	—	—	—	(3,725,305)	—	44,493	(3,680,812)
Foreign currency translation adjustment	—	—	—	—	(25,159)	223	(24,936)
BALANCE, March 31, 2025	10,518,040	$1,051	$43,950,123	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(3,680,812)	$(4,234,214)
Net loss from discontinued operations	(213,647)	(380,008)
Net loss from continuing operations	(3,467,165)	(3,854,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	913,443	927,149
Stock compensation expense	—	444,300
Amortization of right-of-use assets	290,325	398,027
Amortization of intangible assets	75,029	78,039
Provision for credit losses	2,093,199	1,725,746
Gain on disposal of equipment	(4,020)	(35,172)
Gain from deconsolidation	(397,003)	—
Loss (gain) from lease modification or termination	19,636	(18,272)
Loss from termination of automobiles purchase	196,777	—
Change in fair value of derivative liabilities	(204,242)	(212,949)
Change in operating assets and liabilities
Accounts receivable	(1,352)	80,656
Accounts receivable, a related party	(7,968)	6,048
Inventories	—	6,825
Finance lease receivables	148,134	162,687
Prepayments, other receivables and other assets	101,398	95,541
Prepayment - a related party	(22,789)	—
Due from related parties	60,973	(150,000)
Accounts payable	67,693	136,417
Advances from customers	2,792	(18,626)
Income tax payable	—	20,167
Accrued expenses and other liabilities	735,522	671,205
Due to related parties	21,300	159,810
Operating lease liabilities	(6,263)	(62,565)
Operating lease liabilities - related parties	(41,347)	(250,586)
Net Cash Provided by Operating Activities from Continuing Operations	574,072	310,241
Net Cash Used in Operating Activities from Discontinued Operations	(73,769)	(303,000)
Net Cash Provided by Operating Activities	500,303	7,241

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,602)	(671,679)
Cash received from disposal of property and equipment	16,761	101,912
Loan to a related party	(336,397)	—
Cash released upon disposal of subsidiaries	(143,589)	—
Net Cash Used in Investing Activities from Continuing Operations	(464,827)	(569,767)
Net Cash Provided by Investing Activities from Discontinued Operations	49	159
Net Cash Used in Investing Activities	(464,778)	(569,608)

Cash Flows from Financing Activities:
Repayments from a related party	13,858	339,049
Repayments of current borrowings from a financial institution	—	(8,445)
Repayments to related parties and affiliates	(11,940)	(506,766)
Principal payments of finance lease liabilities	(44,345)	(215,443)
Net Cash Used in Financing Activities from Continuing Operations	(42,427)	(391,605)
Net Cash (Used in) Provided by Financing Activities from Discontinued Operations	(81,293)	223,265
Net Cash Used in Financing Activities	(123,720)	(168,340)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	127,136	(84,747)

Net increase (decrease) in cash and cash equivalents	38,941	(815,454)
Cash, cash equivalents and restricted cash, beginning of the year	794,636	1,610,090
Cash, cash equivalents and restricted cash, end of the year	833,577	794,636
Less: Cash and cash equivalents from discontinued operations	—	(54,580)
Cash, Cash equivalents and Restricted Cash from continuing operations, end of year	833,577	740,056

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$525
Cash paid for income tax	$—	$39

Non-cash Transaction in Investing and Financing Activities
Settlement of accounts payable by a related party	$—	$86,572
Recognition of right-of-use assets and lease liabilities, related parties	$—	$349,186
Modification of right-of use assets and lease liabilities	$—	$22,799
Termination of right-of use assets and lease liabilities, related parties	$47,563	$264,818

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	For the Years Ended March 31,
	2025	2024
Cash and cash equivalent from continuing operations, end of the year	$833,577	$737,719
Restricted cash from continuing operations, end of the year	$—	$2,337
Cash and cash equivalent from discontinued operations, end of the year	$—	$54,580

	For the Years Ended March 31,
	2025	2024
Cash and cash equivalent from continuing operations, beginning of the year	$737,719	$1,485,100
Restricted cash from continuing operations, beginning of the year	$2,337	$—
Cash and cash equivalent from discontinued operations, beginning of the year	$54,580	$124,990

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and its former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its equity investee company (an entity 35% owned by Hunan Ruixi), Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company (“Jinkailong”).

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

The Company also used to operate online ride-hailing platform services through its own platform (known as Xixingtianxia) from October 2020 to August 2024, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which was a former wholly owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”), a PRC limited liability company and wholly-owned subsidiary of the Company. The Company’s ride hailing platform enabled qualified ride-hailing drivers to provide transportation services in several cities in China. On August 8, 2024, Senmiao Consulting entered into a certain Acquisition Agreement with Debt Assumption Takeover (the “Acquisition Agreement”) with Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao Consulting disposed its 100% equity interest in XXTX and its subsidiaries (refer to Note 4). After the disposition, the Company operates its business in one segment.

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

As of March 31, 2025, the Company has outstanding balance due from Jinkailong amounted to $1,468,822, net of allowance for credit losses, of which, $1,386,139 is to be repaid over a period from April 2026 to December 2026, classified as due from a related party, net, non-current. As of March 31, 2024, the Company has outstanding balance due from Jinkailong amounted to $3,245,907, net of allowance for credit losses, of which, $2,747,313 is to be repaid over a period from April 2025 to December 2026, classified as due from a related party, net, non-current. (refer to Note 15).

As of March 31, 2025 and 2024, allowance for credit losses due from Jinkailong amounted to $5,165,699 and $3,099,701, respectively. During the years ended March 31, 2025 and 2024, the Company recorded provision for credit losses against the balance due from Jinkailong of $2,093,199 and $1,703,563, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $3.7 million for the year ended March 31, 2025; (2) accumulated deficit of approximately $45.1 million as of March 31, 2025; (3) the working capital deficit of approximately $3.0 million as of March 31, 2025.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The consolidated financial statements, including the consolidated balance sheets as of March 31, 2025, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in equity, and the consolidated statements of cash flows for the years ended March 31, 2025 and 2024, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X.

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

All adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2025, its results of operations for the year ended March 31, 2025 and its cash flows for the year ended March 31, 2025, as applicable, have been made.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in equity.

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	March 31,
	2025	2024
Balance sheet items, except for equity accounts – RMB: US$1:	7.2567	7.2203

	For the years ended March 31,
	2025	2024
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.2163	7.1671

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and 2024:

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities	$84,591	$—	$—	$84,591

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2024
	2024	Level 1	Level 2	Level 3
Derivative liabilities	$288,833	$—	$—	$288,833

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended March 31, 2025 and 2024:

	2019 Registered Direct Offering		August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Series A Warrants	Placement Warrants	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2023	$1	$5	$8,450	$11,491	$161,961	$12,147	$284,762	$22,965	$501,782
Change in fair value of derivative liabilities	—	—	(5,231)	(7,158)	(81,325)	(6,099)	(105,242)	(7,888)	(212,943)
Warrant forfeited due to expiration	(1)	(5)	—	—	—	—	—	—	(6)
BALANCE as of March 31, 2024	—	—	3,219	4,333	80,636	6,048	179,520	15,077	288,833
Change in fair value of derivative liabilities	—	—	(3,198)	(4,114)	(67,813)	(5,086)	(114,934)	(9,097)	(204,242)
BALANCE as of March 31, 2025	$—	$—	$21	$219	$12,823	$962	$64,586	$5,980	$84,591

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The August 2020 Underwriters’ Warrants, the February 2021 Placement Agent Warrants, the February 2021 ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of March 31, 2025 and 2024.

	As of March 31, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriter’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$0.89	$0.89	$0.89	$0.89	$0.89	$0.89	$0.89
Expected term (years)	0.35	0.87	0.87	1.12	1.12	1.61	1.61
Risk-free interest rate	1.39%	3.49%	3.49%	4.01%	4.01%	4.21%	4.21%
Expected volatility	112%	112%	112%	112%	112%	112%	112%

	As of March 31, 2024
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable	31,808	38,044	15,218	553,192	41,490	5,310,763	55,148
Valuation date	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024	3/31/2024
Exercise price	$6.25	$13.80	$17.25	$10.50	$10.50	$1.13	$6.80
Stock price	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90	$0.90
Expected term (years)	1.35	1.87	1.87	2.12	2.12	2.61	2.61
Risk-free interest rate	4.88%	4.65%	4.65%	4.57%	4.57%	4.47%	4.47%
Expected volatility	117%	117%	117%	117%	117%	117%	117%

As of March 31, 2025 and 2024, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2025 and 2024.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(e) Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models in accordance with ASC 323 “Investments- Equity Method and Joint Ventures”. As of March 31, 2025 and 2024, the Company had equity investment in Jinkailong of 35% that the Company has the ability to influence the operating and financial decisions of Jinkailong. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and share report the recognized earnings or loses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of March 31, 2025 and 2024, the carrying value of the investment is $0 for both periods presented.

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

(g) Segment reporting

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting: Improvements to reportable Segment Disclosures (“ASU 2023-07”), which enhances the disclosure required for reportable segments in annual and interim consolidated financial statements, including additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 for the year ended March 31, 2025, retrospectively to all periods presented in the consolidated financial statement. The adoption of this ASU had no material impact on reportable segments identified and had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker (the “CODM”), the Company’s CODM has been identified as its CEO, who reviews the consolidated results when making decisions about allocating resources and assessing performance of the Company. During the years ended March 31, 2019 and 2021, the Company acquired Hunan Ruixi and XXTX, respectively, and disposed XXTX in August 2024. The Company evaluated how the CODM manages the businesses of the Company to maximize efficiency in allocating resources and assessing performance. The Company has one operating and reportable segment of automobile transaction and related services as set forth in Note 1, after discontinued the online ride-hailing platform services on August 20, 2024.

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

(i) Accounts receivable, net

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of March 31, 2025 and 2024, the Company record allowance for credit losses of $0 and $1,545 against accounts receivable, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and 2024, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of March 31, 2025 and 2024, finance lease receivables consisted of the following:

	March 31,	March 31,
	2025	2024
Minimum lease payments receivable	$293,872	$354,617
Less: Unearned interest	(104,340)	(117,927)
Financing lease receivables	$189,532	$236,690
Finance lease receivables, current	$166,339	$144,166
Finance lease receivables, non-current	$23,193	$92,524

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2025 are as follows:

Minimum future payments receivable
Twelve months ending March 31, 2026	$239,015
Twelve months ending March 31, 2027	54,857
Total	$293,872

(k) Property and equipment, net

Property and equipment primarily consist of leasehold improvements, computer equipment, office equipment, fixtures and furniture and automobiles, which are stated at cost less accumulated depreciation and amortization less any provision required for impairment in value. Depreciation and amortization are computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Leasehold improvements	Shorter of the remaining lease terms or estimated useful lives
Computer equipment	2 – 5 years
Office equipment, fixture and furniture	3 – 5 years
Automobiles	3 – 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2025 and 2024, the Company did not recognize impairment for property and equipment.

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

(l) Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5–10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2025 and 2024, there was no impairment of intangible assets.

(m) Loss per share

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

As of March 31, 2025, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 495,706 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

(n) Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the Company determined that the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-S99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Company. The Company believes the future event of change of control is not probable as of March 31, 2025; therefore, the convertible preferred stock has not been re-measured to its redemption value. Subsequently, the Company adjust the initial carrying amount of the convertible preferred stock by the at redemption value method. As of March 31, 2025, there was no change to the initial carrying amount of the convertible preferred stock.

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

(p) Revenue recognition

The Company recognized its revenue under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2025, the Company’s pricing interest rate was 6.0% per annum.

Contract liability

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized for the years ended March 31, 2025 and 2024 which was previously included in the advances from customers balances as of March 31, 2024 and March 31, 2023 was $121,025 and $140,751, respectively.

The Company’s advances from customers amounted to $124,623 and $122,461 as of March 31, 2025 and 2024, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated information of revenues by business lines are as follows:

	For the Years Ended
	March 31,
	2025	2024
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$2,800,992	$3,831,037
- Service fees from NEVs leasing	184,625	45,231
- Monthly services commissions	145,227	196,099
- Default revenue	105,025	100,763
- Financing revenues	93,473	57,677
- Service fees from automobile purchase services	38,696	36,637
- Other service fees	21,034	52,587
Total Revenues	$3,389,072	$4,320,031

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

Service fees from NEVs leasing - Services fees from NEVs leasing are paid by some lessees who rent new energy electric vehicles from the Company, which based on the product solutions. The service content includes: (1) introducing the current situation of the online ride-hailing industry; (2) guiding the lessees to open an account on Partner Platforms; (3) introducing online ride-hailing business and order-taking skills; (4) providing violation handling consultation, insurance claims consultation, and traffic accident legal consultation; etc.

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

Default revenue - The Company charged the lessees default expenses such as early-termination the contracts or other violation behaviors to the contracts. The default punishment is calculated and confirmed by the customers.

Financing revenues – Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Service fees from automobile purchase services - Automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures, which is based on the sales price of the automobiles and relevant services provided.

The Company recognizes those revenues at a point in time when above mentioned services are completed, and corresponding an automobile is delivered to the lessee or purchaser. The Company recognizes the revenue of service fees from NEVs leasing once the lessees terminate the lease term and confirmed the settlement between the Company and the lessees. Accounts receivable related to automobile purchase services is collected upon the automobiles are delivered to lessees or purchaser. The Company recognizes default revenue at a point in time when performance obligations are completed and the default punishment is calculated and confirmed by the customers, which represent the collectability is probable from the customers.

Other revenues – The Company generated other revenues such as miscellaneous service fees charged to its customers for some supporting services provided to online ride-hailing drivers and sales of automobiles. The Company recognizes revenues at a point in time when performance obligations are completed and the collectability is probable from the customers.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2025 and 2024. As of March 31, 2025, the calendar years ended December 31, 2019 through 2024 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. Meanwhile, the Internal Revenue Service (“IRS”) in the U.S. can include returns filed within the last three years in an audit unless a substantial error is found in which case, IRS may extend the period to six years. The Company is not currently under examination by any income tax authority, nor has it been notified of an impending examination. Since these net operating losses may be utilized in future periods, they remain subject to examination. As of March 31, 2025, the Company was not aware of any pending income tax examinations by U.S.

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

(t) Leases – lessee

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended March 31, 2025 and 2024, the Company did not recognize impairment loss on its finance lease ROU assets.

(u) Discontinued operations

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

(v) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2025 and 2024, approximately $1,000 and $21,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of March 31, 2025 and 2024, approximately $760,000 and $719,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $69,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	In measuring the credit risk of accounts receivable due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development.

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2025 and 2024, the Company record allowance for credit losses of $0 and $1,545 against accounts receivable, respectively.

2)	Foreign currency risk

As of March 31, 2025 and 2024 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $1,000 and $21,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB depreciated from approximately 7.22 RMB into US$1.00 on March 31, 2024 to approximately 7.26 RMB into US$1.00 on March 31, 2025.

(w) Comparability and reclassification adjustments

The Company has reclassified certain comparative balances in the consolidated balance sheets as of March 31, 2024 and certain comparative amounts in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2024 to conform to the current period’s presentation. The assets and liabilities of the discontinued operations have been classified as current assets of discontinued operations, property and equipment, net of discontinued operations, other assets of discontinued operations, current liabilities of discontinued operations, and other liabilities of discontinued operations in the consolidated balance sheets as of March 31, 2024. The results of discontinued operations for the year ended March 31, 2024 have been reflected separately in the consolidated statements of operations and comprehensive loss as a single line item for all periods presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the year ended March 31, 2024 were separately presented in the consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP.

(x) Recent accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, which is an update to Topic 740, Income Taxes. The amendments in this update enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the potential impact of this guidance on its tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated statements and related disclosures.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DISCONTINUED OPERATIONS

Discontinued operations - P2P lending services business

Since October 2019, the Company has discontinued its online P2P lending services business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of March 31, 2025 and 2024:

	March 31,	March 31,
	2025	2024
Current liabilities
Accrued expenses and other liabilities	$461,672	$464,000

Discontinued operations - Online ride-hailing platform service

The Company used to operate online ride-hailing platform services through its own platform from October 2020 to August 2024, through XXTX, which was a wholly owned subsidiary of Senmiao Zecheng, a wholly-owned subsidiary of the Company. On August 8, 2024, Senmiao Consulting entered into a certain Acquisition Agreement with Debt Assumption Takeover (the “Acquisition Agreement”) with Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and the Company disposed of its 100% equity interest in XXTX and its subsidiaries to the Purchaser, effectively discontinued its operations in the online ride-hailing platform service segment. This decision was driven by recurring losses in the segment, which prompted the Company to strategically exit the online ride-hailing business. The Company recognized a gain of $397,003 from the deconsolidation of XXTX accordingly. In accordance with ASC 205-20-45, the discontinuation of the Company’s online ride-hailing platform service was accounted for as a discontinued operation, as it represented a strategic shift with a significant impact on the Company’s overall operations and financial results.

Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of online ride-hailing platform service in consolidated balance sheets as of March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$—	$54,580
Accounts receivable	—	14,130
Prepayments, other receivables, and other current assets, net	—	344,444
Due from a related party	—	6,938
Total current assets	—	420,092

Property and equipment, net:	—	1,267

Other Assets
Intangible assets, net	—	140,698

Total assets	$—	$562,057

LIABILITIES
Current liabilities
Borrowings from financial institutions	$—	$142,456
Accounts payable	—	44,128
Accrued expenses and other liabilities	56,680	671,868
Total current liabilities	56,680	858,452

Other liabilities:
Borrowings from financial institutions, noncurrent	—	71,228
Deferred tax liability	—	11,611
Total Other liabilities	—	82,839

Total liabilities	$56,680	$941,291

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the consolidated statements of operations and comprehensive loss for the years ended March 31, 2025 and 2024, respectively.

	For the Years Ended
	March 31,
	2025	2024
Revenues	$344,241	$2,494,397
Cost of revenues	(247,025)	(1,858,557)
Gross profit	97,216	635,840
Operating expenses
Selling, general and administrative expenses	(166,937)	(985,223)
Provision for credit losses	(173,278)	—
Total operating expenses	(340,215)	(985,223)
Loss from operations	(242,999)	(349,383)
Other income (expenses), net	33,214	(42,742)
Interest expense	(8,372)	(17,105)
Loss before income taxes	(218,157)	(409,230)
Income tax benefit	4,510	29,222
Net loss from discontinued operations	$(213,647)	$(380,008)

Reconciliation of the amount of cash flows from discontinued operations in the consolidated statements of cash flows for the years ended March 31, 2025 and 2024 are as follows:

	For the Years Ended March 31,
	2025	2024
Net cash used in operating activities from discontinued operations	$(73,769)	$(303,000)

Net cash provided by investing activities from discontinued operations	$49	$159

Net cash (used in) provided by financing activities from discontinued operations	$(81,293)	$223,265

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable includes rental receivables due from operating lessees. It also includes a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of March 31, 2025 and 2024, accounts receivable were comprised of the following:

	March 31,	March 31,
	2025	2024
Receivables of operating lease	$19,845	$18,531
Receivables of automobile sales due from automobile purchasers	1,282	2,897
Less: Allowance for credit losses	—	(1,545)
Accounts receivable, net	$21,127	$19,883

Movement of allowance for credit losses for the years ended March 31, 2025 and 2024 are as follows:

	March 31,	March 31,
	2025	2024
Beginning balance	$1,545	$—
Addition	—	1,557
Write off	(1,538)
Translation adjustment	(7)	(12)
Ending balance	$—	$1,545

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of March 31, 2025 and 2024, the prepayments, other receivables and other current assets, net were comprised of the following:

	March 31,	March 31,
	2025	2024
Purchase contract termination refund (i)	$440,972	$—
Deposits (ii)	273,182	349,381
Prepaid expenses (iii)	273,405	294,370
Value added tax (“VAT”) recoverable (iv)	40,065	27,443
Due from automobile purchasers, net (v)	—	2,633
Employee advances	413	142
Others	4,110	24,874
Less: Allowance for credit losses	(17,063)	(20,474)
Total prepayments, other receivables and other current assets, net	$1,015,084	$678,369

Movement of allowance for credit losses for the years ended March 31, 2025 and 2024 are as follows:

	March 31,	March 31,
	2025	2024
Beginning balance	$20,474	$—
Addition	—	20,626
Write off	(3,327)	—
Translation adjustment	(84)	(152)
Ending balance	$17,063	$20,474

(i)	Purchase contract termination refund

The balance of Purchase contract termination refund represented the part of the purchase prepayments originally made for automobile purchase, which will be refunded before March 31, 2026 due to the termination of automobile purchase. (refer to note 9)

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of March 31, 2025 and 2024, the allowance for credit losses of $17,063 and $17,841 was recorded against the security deposits not returned for more than one year after the end of the cooperation. During the years ended March 31, 2025 and 2024, the Company recorded additional allowances for credit losses of $0 and $17,974, respectively, while wrote off balance against the security deposits not returned for more than one year after the end of the cooperation of $693 and $0, respectively.

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

The balance due from automobile purchasers represented the payments of automobiles and related insurances and taxes made on behalf of the automobile purchasers. The balance is expected to be collected from the automobile purchasers in installments. As of March 31, 2025 and 2024, the allowance for credit losses recorded against receivables due from automobile purchasers was $0 and $2,633. During the years ended March 31, 2025 and 2024, the Company recorded additional allowances for credit losses of $0 and $2,652, respectively, while wrote off balance due from automobile purchasers of $2,634 and $0, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2025 and 2024 consist of the following:

	March 31,	March 31,
	2025	2024
Leasehold improvements	$—	$174,266
Computer equipment	25,758	13,291
Office equipment, fixtures and furniture	63,272	77,898
Automobiles	4,356,020	4,707,663
Subtotal	4,445,050	4,973,118
Less: accumulated depreciation and amortization	(2,792,129)	(2,297,861)
Total property and equipment, net	$1,652,921	$2,675,257

Depreciation expense for the year ended March 31, 2025 were amounted to $913,443.

Depreciation and amortization expense for the year ended March 31, 2024 were amounted to $927,149.

8. INTANGIBLE ASSETS, NET

Intangible assets as of March 31, 2025 and 2024 consisted of the following:

	March 31,	March 31,
	2025	2024
Software	$791,055	$791,262
Less: accumulated amortization	(416,055)	(341,233)
Total intangible assets, net	$375,000	$450,029

Amortization expense for the years ended March 31, 2025 and 2024 were amounted to $75,029 and $78,039, respectively.

The following table sets forth the Company’s amortization expense for the next five years as of March 31, 2025:

Amortization expenses
Twelve months ending March 31, 2026	$75,000
Twelve months ending March 31, 2027	75,000
Twelve months ending March 31, 2028	75,000
Twelve months ending March 31, 2029	75,000
Twelve months ending March 31, 2030	75,000
$375,000

9. OTHER NON-CURRENT ASSETS

	March 31,	March 31,
	2025	2024
Prepayments of automobiles purchased	$—	$639,863

In September 2022, the Company entered into an automobile purchase agreement (“Purchase Agreement”) with a third party to purchase a total of 100 automobiles which amounted to approximately $1.52 million, of which RMB 4.62 million (approximately $0.64 million) had been remitted as purchase prepayment.

In March 2025, the Company signed a termination agreement (“Termination Agreement”) with the seller, pursuant to which, the original Purchase Agreement would be terminated on March 31,2025, and the prepayment with amount of RMB 3.20 million (approximately $0.44 million) will be refunded to the Company in installments before March 31, 2026. Therefore, the Company recognized a default loss of RMB 1.42 million (approximately $0.20 million) due to the Termination Agreement for the year ended March 31, 2025.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	March 31,
	2025	2024
Accrued payroll and welfare	$1,599,205	$1,221,294
Payables to drivers from aggregation platforms (i)	802,910	521,439
Deposits (ii)	711,997	668,172
Accrued expenses (iii)	520,876	423,420
Other taxes payable	111,869	90,256
Payables for expenditures on automobile transaction and related services	9,955	9,768
Other payables	581	42,190
Total accrued expenses and other liabilities	$3,757,393	$2,976,539

(i)	Payables to drivers from aggregation platforms

The balance of payables to drivers from aggregation platforms represented the amount the Company collected on behalf of drivers who completed their transaction through the Company’s Partner Platforms base on the confirmed billings.

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

The contributions made by the Company were $147,128 and $177,112 for the years ended March 31, 2025 and 2024, respectively, from operations of the Company.

As of March 31, 2025 and 2024, the Company did not make adequate employee benefit contributions in the amount of $965,756 and $928,943, respectively.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2020 Underwriters’ Warrants

As of March 31, 2025 and 2024, there were 31,808 underwriters’ warrants outstanding. During the years ended March 31, 2025 and 2024, the change of fair value was a gain of $3,198 and $5,231 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of March 31, 2025 and 2024, the fair value of the derivative instrument totaled $21 and $3,219, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the August 2020 Underwriters’ Warrants was adjusted to $6.25.

February 2021 Registered Direct Offering Warrants

As of March 31, 2025 and 2024, there were 53,262 February 2021 registered direct offering warrants outstanding. During the years ended March 31, 2025 and 2024, the change of fair value was a gain of $4,114 and $7,158 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of March 31, 2025 and 2024, the fair value of the derivative instrument totaled $219 and $4,333, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $13.80 and $17.25, respectively.

May 2021 Registered Direct Offering Warrants

As of March 31, 2025 and 2024, there were 594,682 May 2021 registered direct offering warrants outstanding. During the years ended March 31, 2025 and 2024, the change of fair value was a gain of $72,899 and $87,424 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of March 31, 2025 and 2024, the fair value of the derivative instrument totaled $13,785 and $86,684, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the May 2021 Registered Direct Offering warrants was adjusted to $10.50.

November 2021 Private Placement Warrants

As of March 31, 2025 and 2024, there were 5,365,911 November 2021 Private Placement Warrants outstanding. During the years ended March 31, 2025 and 2024, the change of fair value was a gain of $124,031 and $113,130 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. As of March 31, 2025 and 2024, the fair value of the derivative instrument totaled $70,566 and $194,597, respectively. As the 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13.

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, March 31, 2023	6,066,298	6,066,298	$2.29	3.56
Forfeited	(20,635)	(20,635)	—	—
Balance, March 31, 2024	6,045,663	6,045,663	$2.25	2.55
Exercised	—	—	—	—
Balance, March 31, 2025	6,045,663	6,045,663	$2.25	1.55

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (iii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all RSUs with an aggregate of 12,727 was vested and 9,545 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2025 and the vested RSUs have been accounted in an expense and additional paid-in capital.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares and 1,800,000 shares, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2025, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the years ended March 31, 2025 and 2024, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As of March 31, 2025 and 2024, there were 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364 recorded as mezzanine equity. As of March 31, 2025, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock.

13. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the years ended March 31, 2025 and 2024, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S amounted to approximately $0.9 million and $1.1 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, the Company’s net operating loss carryforward for U.S. income taxes was approximately $7.9 million and $7.6 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2025 and 2024, valuation allowances for deferred tax assets for US income taxes were approximately $1.7 million and $1.6 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

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

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss before income tax by jurisdiction as follows:

	For the Years Ended
	March 31,
	2025	2024
U.S.	$(773,780)	$(1,436,096)
PRC	(2,693,385)	(2,397,904)
Total net loss before income tax	$(3,467,165)	$(3,834,000)

For the years ended March 31, 2025, the Company had no current tax expense or deferred tax expense, while the Company had current tax expense of $20,206 and no deferred tax expense for the year ended March 31, 2024.

Below is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Years Ended
	March 31,
	2025	2024
PRC Statutory tax rate*	25.0%	25.0%
Differential of local statutory tax rate	(0.9)%	(1.5)%
Permanent difference of gain from change in fair value of derivative liabilities not taxable in PRC	1.2%	1.2%
Non-deductible expenses	(2.1)%	(3.2)%
Valuation allowance on deferred income tax asset	(73.3)%	(21.5)%
Equity investment loss	50.1%	—%
Others	—%	(0.5)%
Effective tax rate	—%	(0.5)%

*	As the Company business operation mainly concentrated PRC, the Company determined to apply PRC statutory tax rate in reconciliation of the statutory tax rate to the effective tax rate

As of March 31, 2025 and 2024, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $11.2 million and $3.9 million, respectively, which will be available to offset future taxable income. As of March 31, 2025, these carryforwards will expire from 2026 through 2030, if not used. As of March 31, 2025 and 2024, valuation allowances for deferred tax assets for PRC income taxes were approximately $4.1 million and $1.8 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31,	March 31,
	2025	2024
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,797,877	$976,138
Net operating loss carryforwards in the U.S.	1,667,423	1,588,529
Allowance for credit losses	1,324,308	807,974
Others	6,398	6,431
Less: valuation allowance	(5,796,006)	(3,379,072)
Deferred tax assets, net	$—	$—

As of March 31, 2025 and 2024, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.3 million and $0.9 million, respectively. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of March 31, 2025, such net operating loss from discontinued operations will expire in 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of March 31, 2025 and 2024, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	March 31, 2025	March 31, 2024
Net operating loss carry forwards in the PRC	$77,782	$228,268
Less: valuation allowance	(77,782)	(228,268)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2025 and 2024, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the years ended March 31, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

14. CONCENTRATION

Major Suppliers

For the year ended March 31, 2025, three suppliers accounted for approximately 19.3%, 16.0%, and 11.6% of the total costs of revenue from continuing operations of the Company.

For the year ended March 31, 2024, three suppliers accounted for approximately 20.9%, 13.9%, and 13.9% of the total costs of revenues from the continuing operations of the Company.

15. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Accounts receivable, a related party

As of March 31, 2025 and 2024, accounts receivable from a related party amounted to $7,924 and $0, respectively, represented balance due from operating lease revenue recognized from Chengdu Laobing Chuxing Automobile Leasing Co., Ltd. (“Laobing”), a related party of the Company.

2) Prepayment, a related party

As of March 31, 2025 and 2024, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $22,662 and $0, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3) Due from related parties

As of March 31, 2025 and 2024, balances due from related parties from the Company’s operations were comprised of the following:

	March 31,	March 31,
	2025	2024
Total due from related parties	$6,723,887	$6,495,608
Less: Allowance for credit losses	(5,165,699)	(3,099,701)
Due from related parties, net	$1,558,188	$3,395,907
Due from related parties, net, current	$172,049	$648,594
Due from a related party, net, non-current	$1,386,139	$2,747,313

As of March 31, 2025, balances due from Jinkailong, the Company’s equity investee company, was $1,468,822, net of allowance for credit losses, of which, $1,386,139 is to be repaid over a period from April 2026 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $998,036 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $470,786 represents daily operation expenses paid by the Company’s subsidiary, Jiekai, on behalf of Jinkailong.

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

Movement of allowance for credit losses due from Jinkailong for the years ended March 31, 2025 and 2024 are as follows:

	March 31,	March 31,
	2025	2024
Beginning balance	$3,099,701	$1,481,036
Addition	2,093,199	1,703,563
Translation adjustment	(27,201)	(84,898)
Ending balance	$5,165,699	$3,099,701

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months, which was extended for 12 months since January 3, 2025. As of March 31, 2025, the outstanding balance was $81,098.

As of March 31, 2025, balance of $8,268 due from Laobing represented a deposit for the Company leased automobiles from Laobing.

4) Due to related parties

	March 31,	March 31,
	2025	2024
Loan payable to a related party (i)	$414	$12,354
Other payable due to a related party (ii)	162,343	158,632
Other payable due to a related party (iii)	16,674	—
Total due to related parties	$179,431	$170,986

(i)	As of March 31, 2025 and 2024, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $414 and $12,354 are unsecured, interest free and due on demand, respectively.

(ii)	As of March 31, 2025 and 2024, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease. In July 2024, the company signed a rent-free agreement with Li Hong, and the lease agreement period is from July 1, 2024 to July 31, 2025.

(iii)	As of March 31, 2025 and 2024, the balances represented automobile lease payments to Laobing and a deposit for the Company leased automobiles to Laobing.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	March 31,	March 31,
	2025	2024
Operating lease right-of-use assets – a related party	$6,910	$47,128
Operating lease liabilities – a related party	$10,365	$51,741

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as the legal representative and general manager. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed on June 2022 which extended the original lease to May 2025, with an annual rent of approximately $41,000, payable on a quarter basis.

2. Related Party Transactions

For the years ended March 31, 2025 and 2024, the Company incurred $4,532 and $96,614, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the years ended March 31, 2025 and 2024, the Company incurred $41,691 and $41,668 in rental expenses, respectively, to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

During the years ended March 31, 2025 and 2024, Corenel leased automobiles to Jinkailong and generated revenue of $14,109 and $34,742, respectively. During the year ended March 31, 2025, Jiekai leased automobiles to Laobing, and two other related parties, Sichuan Xindaoda Automobile Sales Service Co., Ltd. (“Xindaoda”), and Sichuan Rongdu Daoda Automobile Sales Service Co., Ltd. and generated revenue of $8,509, $10,937, and $12,906, respectively, while there were no such transactions during the year ended March 31, 2024.

During the year ended March 31, 2025, Jiekai leased automobiles from Jinkailong, Laobing and Xindaoda, and had a rental cost of $93,872, $7,854 and $12,642, respectively. While during the year ended March 31, 2024, Jiekai leased automobiles from Jinkailong and had a rental cost of $472,848.

16. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (p), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the years ended March 31, 2025 and 2024.

Lessee

As of March 31, 2025 and 2024, the Company has engaged in offices and showroom leases which were classified as operating leases.

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

As of March 31, 2025, the weighted-average remaining operating and finance lease term of its existing leases is approximately 0.17 and 0.53 years, respectively.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating and finance lease expenses consist of the following:

		For the Years Ended
	Classification	March 31, 2025	March 31, 2024
Operating lease cost
Automobile lease costs	Cost of revenues	$977,768	$1,737,869
Lease expenses	Selling, general and administrative	78,268	196,327
Finance lease cost
Amortization of leased asset	Cost of revenue	237,053	239,353
Amortization of leased asset	General and administrative	—	276
Interest on lease liabilities	Interest expenses on finance leases	15,145	29,088
Total lease expenses		$1,308,234	$2,202,913

Operating lease cost for automobiles totaled $977,768 and $1,737,869 for the years ended March 31, 2025 and 2024, respectively.

Operating lease expense for office and showroom leases totaled $78,268 and $196,327 for the years ended March 31, 2025 and 2024, respectively, of which $53,272 and $158,398 were amortization of leased asset for operating leases for the years ended March 31, 2025 and 2024, respectively.

Interest expenses on finance leases totaled $15,145 and $29,088 for the years ended March 31, 2025 and 2024, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

	Operating lease	Finance lease
	payments*	payments	Total
Twelve months ending March 31, 2026	$10,466	$362,424	$372,890
Total lease payments	10,466	362,424	372,890
Less: discount	(101)	(2,156)	(2,257)
Present value of lease liabilities	$10,365	$360,268	$370,633

*	As of March 31, 2025 and 2024, the outstanding balance of operating lease payments due to a related party was $10,365 and $51,741, respectively.

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

Purchase commitments

As of the filing date of these consolidated financial statements, the Company has no purchase commitment.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of March 31, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $482,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

By assessing the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating in only one reportable segment of automobile transaction and related services after discontinued the online ride-hailing platform services on August 20, 2024.

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s single operating segment for the years ended March 31, 2025 and 2024:

	For the Years Ended
	March 31,
	2025	2024
Revenues	$3,389,072	$4,320,031
Depreciation and amortization	$1,278,797	$1,403,215
Loss from operations	$(3,867,516)	$(4,375,528)
Loss before income taxes	$(3,467,165)	$(3,834,000)
Net loss	$(3,467,165)	$(3,854,206)
Capital expenditure	$1,602	$671,679

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. PARENT-ONLY FINANCIALS

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$999	$21,124
Due from subsidiaries	10,510,066	11,301,053
Prepayments, other receivables and other current assets, net	—	37,125
Total Current Assets	10,511,065	11,359,302

Other Assets
Intangible assets	375,000	450,000
Total Assets	$10,886,065	$11,809,302

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other liabilities	$1,080,265	$495,481
Derivative liabilities	84,591	288,833
Total Current Liabilities	1,164,856	784,314

Other Liabilities
Excess of investments in subsidiaries	12,342,408	9,895,723
Total Liabilities	13,507,264	10,680,037

Commitments and Contingencies
Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 991 shares issued and outstanding at March 31, 2025 and March 31, 2024)	234,364	234,364

Stockholders’ (deficit) Equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 10,518,040 shares issued and outstanding at March 31, 2025 and March 31, 2024)	1,051	1,051
Additional paid-in capital	43,950,123	43,950,123
Accumulated deficit	(45,109,573)	(41,384,268)
Accumulated other comprehensive loss	(1,697,164)	(1,672,005)
Total Senmiao Technology Limited Stockholders’ (deficit) Equity	(2,855,563)	894,901
Total Liabilities, Mezzanine Equity and Equity	$10,886,065	11,809,302

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2025	2024
General and administrative expenses	$(978,022)	$(1,649,046)
Change in fair value of derivative liabilities	204,242	212,949
Equity of losses in subsidiaries	(2,951,525)	(2,232,877)
Net loss	(3,725,305)	(3,668,974)
Foreign currency translation adjustment	(25,159)	(456,433)
Comprehensive loss attributable to stockholders	$(3,750,464)	$(4,125,407)

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,725,305)	$(3,668,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	2,951,525	2,232,877
Amortization of intangible asset	75,000	75,000
Stock compensation expense	—	444,300
Change in fair value of derivative liabilities	(204,242)	(212,949)
Change in operating assets and liabilities
Prepayments, receivables and other current assets	37,124	(1,872)
Due from a related party	—	(150,000)
Accrued expenses and other liabilities	201,761	386,682
Net Cash Used in Operating Activities	(664,137)	(894,936)

Cash Flows from Financing Activities:
Repayment from subsidiaries	569,239	855,522
Borrowings from a related party	74,773	—
Repayments to a related party	—	(18,155)
Net Cash Provided by Financing Activities	644,012	837,367

Net decrease in cash and cash equivalents	(20,125)	(57,569)
Cash and cash equivalents, beginning of year	21,124	78,693
Cash and cash equivalents, end of year	$999	$21,124

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

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

b) Investments in subsidiaries and equity of loss in subsidiaries

The investments in subsidiaries consist of investments in Senmiao Consulting, Hunan Ruixi and Yicheng. The equity losses in subsidiaries consist of total equity loss in Senmiao Consulting, Hunan Ruixi, Yicheng, Sichuan Senmiao, Corenel and Jiekai.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c) Stockholders’ equity

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 127,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (ii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all installment of RSUs with an aggregate of 12,727 was vested and 9,545 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before March 31, 2025 and account for the vested RSUs as an addition to both expenses and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. At the 2022 Annual Meeting of Stockholders of Company held on March 30, 2023, the Company’s stockholders approved the amendment to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 1,500,000 shares. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2025, the Company has granted an aggregate of 30,379 RSUs (after reverse split), among which, 26,447 RSUs were issued under the Equity Incentive Plan, 3,182 RSUs were vested but have not been issued while 750 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

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

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price of the Preferred Shares was adjusted to $4.1. As of March 31, 2025 and 2024, there were 991shares of Series A convertible preferred stock outstanding, respectively, valued at $234,364, recorded as mezzanine equity. As of March 31, 2025, 4,009 shares of Series A convertible preferred stock were converted into 1,871,125 shares of the Company’s common stock. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000.

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock issued for consulting services

In October 2023, the Company entered into three different consulting and services agreements (the “Consulting Agreements”) with three consultants (the “Consultants”), pursuant to which the Company engaged the Consultant to provide certain merger and acquisition consulting service, market research and business development advisory services, and financial consulting services, respectively. As compensation for the services, the Company agreed to issue the Consultants an aggregate of 1,500,000 shares of its common stock, par value $0.0001. The Company recognized the non-employee share-based payment equity awards by using the grant-date fair values at the time of signing agreement. On November 7, 2023, the issuance of 1,500,000 shares of the Company’s common stock has been completed and the Company recorded $444,300 service expense during the year ended March 31, 2024.

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

20. SUBSEQUENT EVENTS

Disposal of a subsidiary

On April 16, 2025, Senmiao Consulting entered into an Equity Transfer Agreement with Jinkailong to transfer its 100% equity in Corenel to Jinkailong at a price of RMB zero, and the Transfer was completed on April 17, 2025.

Conversion of preferred stock

During the months in April and June 2025, an aggregate of 729.4 shares of Series A convertible preferred stock were converted into 364,706 shares of the Company’s common stock pursuant to the conversion notice from certain institutional investors in November 2021 Private Placement.

Exercise of November 2021 Private Placement Warrants

On June 11, 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $1.13 per share to purchase 200,000 shares of the Company’s common stock as determined in accordance with the formula indicated on the notice of exercise.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective March 31, 2025 due to the following material weaknesses:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts;

●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and

●	We had deficiencies in our IT general controls regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system, etc.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2025, we are in the progress of improving our system security environment and conducting regular backup plans to ensure network and information security. We also kept refining the operational and financial system for our businesses to warn of risks and support management’s ability to make significant decisions. We are also developing a comprehensive system which could combine interactive information between our Automobile Transaction and Related Services and Online Ride-hailing Platform Services. We plan to address the weaknesses identified above by implementing the following measures:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the fiscal year ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Xi Wen	42	Chief Executive Officer, Chairman of the Board, President and Secretary, Executive Director of Sichuan Senmiao
Xiaoyuan Zhang	37	Chief Financial Officer and Treasurer
Haitao Liu	53	Chief Operating Officer
Xiaojuan Lin	59	Director
Trent D. Davis	57	Director
Sichun Wang	37	Director
Jie Gao	46	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2025 there were no delinquent filers.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2025 and 2024. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xi Wen	2025	83,145	—	—	—	—	—	—	83,145
Chief Executive Officer,
Chairman, President and Secretary*	2024	183,716	—	—	—	—	—	—	183,716

Xiaoyuan Zhang, Chief Financial	2025	56,151	—	—	—	—	—	—	56,151
Officer and Treasurer	2024	75,372	—	—	—	—	—	—	75,372

Haitao Liu	2025	56,123	—	—	—	—	—	—	56,123
Chief Operating Officer	2024	75,344	—	—	—	—	—	—	75,344

*	Except Mr. Wen’s salaries paid for his services as Chief Executive Officer of the Company, other executive officers received their salaries in Renminbi which were translated into U.S. dollars at the average exchange rate used to translate statement of operations items, which was RMB7.2163 to US$1.00 for the year ended March 31, 2025 and RMB7.1671 to US$1.00 for the year ended March 31, 2024.

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

In order to receive any severance benefits under the Wen Agreement, Mr. Wen will be required to execute and deliver to the Company a general release of claims in a form reasonably satisfactory to the Board. During the year ended March 31, 2025, the Compensation Committee and the Board approved a modified compensation of Mr. Wen, pursuant to which, Wen was entitled to an annual salary of RMB600,000 (approximately $84,000) for his service as Chief Executive Officer of the Company and the Executive Director for Sichuan Senmiao since April 1, 2024.

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

During the year ended March 31, 2025, the Compensation Committee and the Board approved a modified compensation of Ms. Zhang, pursuant to which, Ms. Zhang was entitled to an annual salary of RMB270,000 (approximately $38,000) for her service as the Chief Financial Officer and Treasurer of the Company since September 1, 2024.

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

During the year ended March 31, 2025, the Compensation Committee and the Board approved a modified compensation of Mr. Liu, pursuant to which, Mr. Liu was entitled to an annual salary of RMB270,000 (approximately $38,000) for his service as the Chief Operating Officer of the Company since September 1, 2024.

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2025, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2025, except that the compensation of Xi Wen as a director is included in “– Summary Compensation Table”:

					Nonqualified
	Fees			Non-equity	deferred
	earned or	Stock	Option	incentive plan	compensation	All other
	paid in	awards	awards	compensation	earnings	compensation	Total
	cash $	$	$	$	$	$	$
Xiaojuan Lin	20,000	—	—	—	—	—	20,000
Trent Davis	40,000	—	—	—	—	—	40,000
Sichun Wang	20,000	—	—	—	—	—	20,000
Jie Gao	20,000	—	—	—	—	—	20,000

The Company has accrued payments to each of the directors an annual retainer of $20,000 except that Mr. Trent with an annual retainer of $40,000 for the fiscal years ended March 31, 2025 and 2024. The Company expect to settle the payment within December 2025. They will also be reimbursed for reasonable, pre-approved expenses in connection with the performance of their services.

As of March 31, 2025, the Company has issued accumulated 23,720 RSUs (after reverse split) to directors, of which 2,273 was vested but not issued by the Company. During the year ended March 31, 2025, the Company did not issue RSUs to directors. The Company accounted for the vested RSUs as expenses and charged to common stock. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. The Company expects to settle the vested RSUs by issuance of shares of common stock within December 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On July 7, 2025, there were 11,082,746 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
5% Stockholders
Senmiao International Investment Group Limited (2)	1,057,500	9.5%
Officers and Directors
Xiaoyuan Zhang (3)	1,364	*
Haitao Liu (4)	909	*
Chunhai Li (5)	455	*
Xi Wen (6)	117,624	1.1%
Xiaojuan Lin (7)	5,349	*
Trent D. Davis (7)	5,349	*
Jie Gao (8)	4,849	*
Sichun Wang (8)	4,849	*
All directors and executive officers as a group (eight individuals)	140,748	1.3%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.

(2)	Xiang Hu, through Senmiao International Investment Group Limited, a British Virgin Islands company wholly owned by him, owns 1,057,500 shares of common stock of the Company.

(3)	Represents 1,364 shares of common stock underlying 1,364 RSUs, of which, 341 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(4)	Represents 909 shares of common stock underlying 909 RSUs, of which, 227 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(5)	Represents 455 shares of common stock underlying 455 RSUs, of which, 114 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(6)	Includes 112,275 shares of common stock of the Company held in the name of Mr. Wen’s spouse and 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(7)	Represents 5,349 shares of common stock underlying 5,349 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(8)	Represents 4,849 shares of common stock underlying 4,849 RSUs, of which, 455 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

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

The following table provides information as of March 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2018 Equity Incentive Plan	—	—	1,770,371

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

Related Parties’ Office Leasing

In December 2023, Senmiao Consulting entered into an office lease agreement with the supervisor of Sichuan Senmiao, with a leasing term from January 1, 2024 to June 30, 2024. For the years ended March 31, 2025 and 2024, we incurred $4,532 and $96,614, respectively, in rental expenses to the shareholder.

In September 2019, Hunan Ruixi entered into an office lease agreement which was set to expire in May 2025 with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a Company where one of our independent directors serves as legal representative and general manager. The rent was approximately $44,250 per year, payable on a quarterly basis. For the years ended March 31, 2025 and 2024, we incurred expense of $41,691 and $41,668, respectively, in rent to Dingchentai.

We had reached cooperation with Jinkailong, our equity investee company, that the drivers who leased automobile from Jinkailong completed their online ride-hailing requests and orders through our ride-hailing platform, and we paid Jinkailong a certain promotion service fee. During the year ended March 31, 2024, we incurred promotion fee of $11,115 payable to Jinkailong while there was no such transaction during the year ended March 31, 2025.

During the years ended March 31, 2025 and 2024, Corenel leased automobiles to Jinkailong and generated revenue of $14,109 and $34,742, respectively. During the year ended March 31, 2025, Jiekai leased automobiles to Laobing, and two other related parties, Sichuan Xindaoda Automobile Sales Service Co., Ltd. (“Xindaoda”), and Sichuan Rongdu Daoda Automobile Sales Service Co., Ltd. and generated revenue of $8,509, $10,937, and $12,906, respectively, while there were no such transactions during the year ended March 31, 2024.

During the year ended March 31, 2025, Jiekai leased automobiles from Jinkailong, Laobing and Xindaoda, and had a rental cost of $93,872, $7,854 and $12,642, respectively. While during the year ended March 31, 2024, Jiekai leased automobiles from Jinkailong and had a rental cost of $472,848.

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

(a) Fiscal Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)	(f) Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(3)	(g) Net Loss ($)(4)
2023	237,570	97,571	—	—	N/A	(3,790,693)
2024	183,716	48,834	—	—	N/A	(4,234,214)
2025	83,145	—	—	—	N/A	(3,680,812)

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Xi Wen for each corresponding year in the “Total” column of the Summary Compensation Table. See “Executive Compensation - Summary Compensation Table.

(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Xi Wen as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b).

(3)	The Company suffered loss during the years ended March 31, 2025 and 2024, so no substantiality for the calculation of the Total Shareholder Return.

(4)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

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

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firms for the fiscal years ended March 31, 2025 and 2024.

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
Fee Category	2025	2024
Audit Fees (1)	$315,300	$302,000
Audit-Related Fees (2)	$—	$20,600
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3	Certificate of Change of the Company filed with the State of Nevada on March 30, 2022, incorporated herein by reference to Exhibit 3.1 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.4	Certificate of Correction filed with the State of Nevada on April 5, 2022, incorporated herein by reference to Exhibit 3.2 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.5	Certificate of Amendment to Articles of Incorporation of the Company, on May 2, 2022, regarding the increase of authorized shares, incorporated by reference to Exhibit 3.5 on the Annual Report on Form 10-K filed by the Company with the SEC on July 13, 2023.

3.6	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated herein by reference to Exhibit 4.4 on the Annual Report on Form 10-K filed by the Company with the SEC on July 9, 2020

4.2	Form of Warrant relating to the August 2020 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

4.3	Form of Placement Agent Warrant relating to the February 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2021

4.4	Form of the Investor’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

4.5	Form of the Placement Agent’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.1	Employment Agreement between the Company and Chunhai Li, incorporated herein by reference to Exhibit 10.18 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.2	Form of Director Offer Letter, incorporated herein by reference to Exhibit 10.19 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

10.3	Investment and Equity Transfer Agreement, dated as of November 21, 2018, by and among Senmiao Technology Limited, Hunan Ruixi Financial Leasing Co., Ltd., Hunan Ruipin Cultural Industry Co., Ltd., Luziyun International Group (Southeast Asia) Shares Limited and Chengdu Little Monkey Information and Technology Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 28, 2018

10.4	Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated August 26, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.5	Amendment to Business Cooperation Agreement and Valuation Adjustment Mechanism and Indemnification Agreement, dated October 16, 2018, by and among Sichuan Jinkailong Automobile Leasing Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Xiaoliang Chen, Xi Yang, Yiqiang He and Xiaohui Luo, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on February 19, 2019

10.6	Collaboration Agreement, dated August 13, 2019, by and between Didi Chuxing Technology Co., Ltd. and Sichuan Jinkailong Automobile Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.7	Collaboration Agreement, dated December 6, 2019, by and between Didi Chuxing Technology Co., Ltd. and Hunan Ruixi Financial Leasing Co., Ltd., incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on February 14, 2020

10.8	Employment Agreement, dated as of May 27, 2019, by and between Senmiao Technology Limited and Xi Wen, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2019

10.9	Employment Agreement, dated as of September 17, 2018, by and between the Company and Xiaoyuan Zhang, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 20, 2018

10.10	Form of Hunan Ruixi Financial Leasing Contract, incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.11	Form of Hunan Ruixi Service Agreement, incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the SEC on July 5, 2019

10.12	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.13	Employment Agreement, dated as of September 11, 2020, by and between the Company and Haitao Liu, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 14, 2020

10.14	Form of Securities Purchase Agreement relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.15	Placement Agency Agreement dated May 11,2021 (including Form of Lock-Up Agreement in the exhibit) relating to the May 2021 offering, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

10.16	English Translation of the Investment Agreement, dated September 11, 2020, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.17	English Translation of the Supplementary Agreement to the Investment Agreement, dated February 5, 2021, by and among Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and its shareholders, incorporated herein by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the SEC on July 8, 2021

10.18	Share Swap Agreement, dated October 22, 2021, by and among Senmiao Technology Limited, Sichuan Senmiao Zecheng Business Consulting Co., Ltd., Hunan Xixingtianxia Technology Co., Ltd. and the shareholders of Hunan Xixingtianxia Technology Co., Ltd., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2021.

10.19	Loan Agreement, effective July 28, 2021, by and between Xi Wen and Senmiao Technology Limited, incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the SEC on July 15, 2022

10.20	Loan Agreement, effective August 17, 2021, by and between Xi Wen and Senmiao Technology Limited, incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed with the SEC on July 15, 2022

10.21	English Translation of the Loan Agreement by and between Senmiao Technology Limited and Xiang Hu, incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on June 27, 2024(1)

10.22	Share Swap Agreement by and between Senmiao Technology Limited, and two minority shareholders of Hunan Ruixi Financial Leasing Co., Ltd., incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on June 27, 2024.

10.23	English Translation of Current Lease Agreement of Senmiao Technology Limited’s Principal Executive Office, incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on June 27, 2024. (1)

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

23.1	Independent registered public accounting firm’s consent*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Compensation Recovery Policy of the Company, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on June 27, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

*	Filed herewith

**	Furnished herewith

(1)	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(a)(6) and Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2025	SENMIAO TECHNOLOGY LIMITED

	By:	/s/ Xi Wen
	Name:	Xi Wen
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Xiaoyuan Zhang
Name:	Xiaoyuan Zhang
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xi Wen	Chief Executive Officer, President and Chairman of the Board	July 10, 2025
Xi Wen

/s/ Xiaoyuan Zhang	Chief Financial Officer	July 10, 2025
Xiaoyuan Zhang	(Principal Financial and Accounting Officer)

/s/ Trent Davis	Director	July 10, 2025
Trent Davis

/s/ Xiaojuan Lin	Director	July 10, 2025
Xiaojuan Lin

/s/ Sichun Wang	Director	July 10, 2025
Sichun Wang

/s/ Jie Gao	Director	July 10, 2025
Jie Gao