Form 10-Q
period 2025-06-30
Senmiao Technology Ltd
filed 2025-08-19
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 1,108,312 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$867,767	$833,577
Accounts receivable	34,915	21,127
Accounts receivable, a related party	8,027	7,924
Finance lease receivables, current	136,579	166,339
Prepayments, other receivables and other current assets, net	1,071,674	1,015,084
Prepayment - a related party	—	22,662
Due from related parties, net, current	172,336	172,049
Total current assets	2,291,298	2,238,762

Property and equipment, net	1,455,691	1,652,921

Other assets
Operating lease right-of-use assets, net, a related party	76,538	6,910
Financing lease right-of-use assets, net	—	117,867
Intangible assets, net	356,250	375,000
Finance lease receivables, non-current	14,124	23,193
Due from a related party, net, non-current	1,111,726	1,386,139
Total other assets	1,558,638	1,909,109

Total assets	$5,305,627	$5,800,792

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Accounts payable	$163,354	$163,231
Advances from customers	114,541	124,623
Income tax payable	20,177	19,918
Accrued expenses and other liabilities	3,616,419	3,757,393
Due to related parties	281,105	179,431
Operating lease liabilities, current - a related party	66,768	10,365
Financing lease liabilities	—	360,268
Derivative liabilities	4,213	84,591
Current liabilities - discontinued operations	517,036	518,352
Total current liabilities	4,783,613	5,218,172

Other liabilities
Operating lease liabilities, non-current - a related party	30,596	—
Total other liabilities	30,596	—

Total liabilities	4,814,209	5,218,172

Commitments and contingencies (note 16)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 991 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively)	42,943	234,364

Stockholders’ equity (deficit)
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 1,108,312 and 1,051,804 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively) *	111	105
Additional paid-in capital	44,371,680	43,951,069
Accumulated deficit	(45,273,970)	(45,109,573)
Accumulated other comprehensive loss	(1,740,686)	(1,697,164)
Total Senmiao Technology Limited stockholders’ deficit	(2,642,865)	(2,855,563)

Non-controlling interests	3,091,340	3,203,819

Total equity	448,475	348,256

Total liabilities, mezzanine equity and equity	$5,305,627	$5,800,792

*Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues
Revenues	$836,042	$873,766
Revenues, related parties	24,057	5,243
Total revenues	860,099	879,009

Cost of revenues
Cost of revenues	(603,505)	(624,412)
Cost of revenues, related parties	(59,639)	(1,627)
Total cost of revenues	(663,144)	(626,039)

Gross profit	196,955	252,970

Operating expenses
Selling, general and administrative expenses	(808,245)	(853,498)
Provision for credit losses	—	(173,441)
Total operating expenses	(808,245)	(1,026,939)

Loss from operations	(611,290)	(773,969)

Other income (expense)
Other income, net	258,285	51,459
Interest expense on finance leases	(615)	(5,088)
Change in fair value of derivative liabilities	77,182	(8,287)
Total other income, net	334,852	38,084

Loss before income taxes expense	(276,438)	(735,885)

Income tax expense	—	—

Net Loss from continuing operations	(276,438)	(735,885)

Net Loss from discontinued operations	—	(26,933)

Net Loss	(276,438)	(762,818)

Net loss attributable to non-controlling interests	112,041	89,398

Net loss attributable to the Company’s stockholders	$(164,397)	$(673,420)

Net loss	$(276,438)	$(762,818)

Other comprehensive loss
Foreign currency translation adjustment	(43,960)	(33,036)

Comprehensive loss	(320,398)	(795,854)

less: Total comprehensive loss attributable to non-controlling interests	(112,479)	(60,114)

Total comprehensive loss attributable to the Company’s stockholders	$(207,919)	$(735,740)

Weighted average number of common stock*
Basic and diluted	1,082,802	1,052,122
Net loss per share - basic and diluted	$(0.15)	$(0.64)

Net loss per share - basic and diluted
Continuing operations	$(0.15)	$(0.61)
Discontinued operations	$—	$(0.03)

*Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2025 and 2024

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2024
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	1,051,804	$105	$43,951,069	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustment	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150

	For the Three Months Ended June 30, 2025
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(164,397)	—	(112,041)	(276,438)
Exercise of November 2021 Private Placement Warrants	20,000	2	225,998	—	—	—	226,000
Fair value of derivative liabilities upon exercise of warrants	—	—	3,196	—	—	—	3,196
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43,522)	(438)	(43,960)
BALANCE, June 30, 2025 (Unaudited)	1,108,312	$111	$44,371,680	$(45,273,970)	$(1,740,686)	$3,091,340	$448,475

*Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(276,438)	$(762,818)
Net loss from discontinued operations	—	(26,933)
Net loss from continuing operations	(276,438)	(735,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	219,630	234,815
Amortization of right-of-use assets	30,552	77,873
Amortization of intangible assets	18,750	18,778
Provision for credit losses	—	173,441
Gain on disposal of equipment	—	(2,607)
Gain from disposal of a subsidiary	(245,310)	—
Change in fair value of derivative liabilities	(77,182)	8,287
Change in operating assets and liabilities
Accounts receivable	(13,384)	7,729
Accounts receivable, a related party	—	(1,885)
Finance lease receivables	36,982	32,499
Prepayments, other receivables and other assets	(112,568)	(51,276)
Prepayment - a related party	22,736	—
Accounts payable	(1,981)	11,924
Advances from customers	(11,590)	1,686
Accrued expenses and other liabilities	81,716	290,724
Due to a related party	—	4,517
Operating lease liabilities	—	(4,794)
Operating lease liabilities – a related party	6,932	588
Net Cash (Used in) Provided by Operating Activities from Continuing Operations	(321,155)	66,414
Net Cash Used in Operating Activities from Discontinued Operations	—	(49,652)
Net Cash (Used in) Provided by Operating Activities	(321,155)	16,762

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,183)
Cash received from disposal of property and equipment	—	8,433
Cash released from disposal of a subsidiary	(385)	—
Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(385)	7,250
Net Cash Used in Investing Activities from Discontinued Operations	—	—
Net Cash (Used in) Provided by Investing Activities	(385)	7,250

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	226,000	—
Borrowings from a related party	99,347	—
Repayments from a related party	52,124	13,810
Repayments to related parties and affiliates	—	(25,365)
Principal payments of finance lease liabilities	—	(8,985)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	377,471	(20,540)
Net Cash Used in Financing Activities from Discontinued Operations	—	(33,167)
Net Cash Provided by (Used in) in Financing Activities	377,471	(53,707)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,741)	(13,484)

Net increase (decrease) in cash, cash equivalents and restricted cash	34,190	(43,179)
Cash, cash equivalents and restricted cash, beginning of the period	833,577	794,636
Cash, cash equivalents and restricted cash, end of the period	867,767	751,457
Less: Cash and cash equivalents from discontinued operations	—	(34,588)
Cash, cash equivalents and restricted cash from continuing operations, end of the period	867,767	716,869

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities, a related party	$79,098	$—
Settlement of other receivables and liabilities between related parties	$260,229	$—

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, end of the period	$867,767	$714,281
Restricted cash from continuing operations, end of the period	$—	$2,588
Cash and cash equivalent from discontinued operations, end of the period	$—	$34,588

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, beginning of the period	$833,577	$737,719
Restricted cash from continuing operations, beginning of the period	$—	$2,337
Cash and cash equivalent from discontinued operations, beginning of the period	$—	$54,580

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”), and Hunan Ruixi Financial Leasing Co., Ltd., a PRC limited liability company (“Hunan Ruixi”), and its former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”), a PRC limited liability company, an equity investee in which the Company holds 35% of the equity interests.

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

As of June 30, 2025, the Company has outstanding balance due from Jinkailong amounted to $1,195,483, net of allowance for credit losses, of which, $1,111,726 is to be repaid over a period from July 2026 to December 2026, classified as due from a related party, net, non-current. As of March 31, 2025, the Company has outstanding balance due from Jinkailong amounted to $1,468,822, net of allowance for credit losses, of which, $1,386,139 is to be repaid over a period from April 2026 to December 2026, classified as due from a related party, net, non-current. (refer to Note 14).

As of June 30, 2025 and March 31, 2025, allowance for credit losses due from Jinkailong amounted to $5,232,834 and $5,165,699, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded provision for credit losses against the balance due from Jinkailong of $0 and $173,441, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $0.3 million for the three months ended June 30, 2025; (2) accumulated deficit of approximately $45.3 million as of June 30, 2025; (3) the working capital deficit of approximately $2.5 million as of June 30, 2025.

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

Based on the above considerations, management is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements and debt obligations as they become due one year from the filing date of these unaudited condensed consolidated financial statements if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonable terms, or at all. There are a number of factors that could potentially arise that could undermine the Company’s plans, such as (i) changes in the demand for the Company’s services, (ii) PRC government policies, (iii) economic conditions in China and worldwide, (iv) competitive pricing in the automobile transaction and related service and ride-hailing industries, (v) changes in the Company’s relationships with key business partners, (vi) the ability of financial institutions in China to provide continued financial support to the Company’s customers, and (vii) the perception of PRC-based companies in the U.S. capital markets. The Company’s inability to secure needed financing when required could require material changes to the Company’s business plans and could have a material adverse effect on the Company’s ability to continue as a going concern and results of operations. The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheets as of June 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss, the unaudited condensed consolidated statements of changes in equity, and the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on July 10, 2025.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	March 31,
	2025	2025
Balance sheet items, except for equity accounts – RMB: US$1:	7.1636	7.2567

	For the three months ended June 30,
	2025	2024
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.2331	7.2410

(c) Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables and due from related parties, estimates of impairment of long-lived assets, and valuation of deferred tax assets.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and March 31, 2025:

	Carrying Value as of	Fair Value Measurement as of
	June 30,	June 30, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)			(Unaudited)
Derivative liabilities	$4,213	$—	$—	$4,213

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities	$84,591	$—	$—	$84,591

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2025 and for the year ended March 31, 2025:

	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2024	$3,219	$4,333	$80,636	$6,048	$179,520	$15,077	$288,833
Change in fair value of derivative liabilities	(3,198)	(4,114)	(67,813)	(5,086)	(114,934)	(9,097)	(204,242)
BALANCE as of March 31, 2025	21	219	12,823	962	64,586	5,980	84,591
Change in fair value of derivative liabilities	(21)	(219)	(12,660)	(949)	(57,742)	(5,591)	(77,182)
Exercise	—	—	—	—	(3,196)	—	(3,196)
BALANCE as of June 30, 2025 (Unaudited)	$—	$—	$163	$13	$3,648	$389	$4,213

The August 2020 Underwriters’ Warrants, the February 2021 Placement Agent Warrants, the February 2021 ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of June 30, 2025 and March 31, 2025.

	As of June 30, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable*	3,181	3,804	1,522	55,319	4,149	**	5,515
Valuation date	6/30/2025	6/30/2025	6/30/2025	6/30/2025	6/30/2025	6/30/2025	6/30/2025
Exercise price*	$62.50	$138.00	$172.50	$105.00	$105.00	$ **	$68.00
Stock price*	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00	$3.00
Expected term (years)	0.10	0.62	0.62	0.87	0.87	1.36	1.36
Risk-free interest rate	0.38%	2.44%	2.44%	3.44%	3.44%	3.87%	3.87%
Expected volatility	118%	118%	118%	118%	118%	118%	118%

	As of March 31, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	3,181	3,804	1,522	55,319	4,149	**	5,515
Valuation date	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025
Exercise price*	$62.50	$138.00	$172.50	$105.00	$105.00	$ **	$68.00
Stock price*	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90
Expected term (years)	0.35	0.87	0.87	1.12	1.12	1.61	1.61
Risk-free interest rate	1.39%	3.49%	3.49%	4.01%	4.01%	4.21%	4.21%
Expected volatility	112%	112%	112%	112%	112%	112%	112%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

**

The Company did not update the number of shares of exercisable and the exercise price of the November 2021 Investors Warrants in the table to reflect the dilution effect resulting from the 1-for-10 reverse stock split effected on July 29, 2025 but will update the final information in the next quarterly report (refer to Note 11).

As of June 30, 2025 and March 31, 2025, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2025 and March 31, 2025.

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

(g) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for accounts receivable.

(h) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of June 30, 2025 and March 31, 2025, finance lease receivables consisted of the following:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Minimum lease payments receivable	$224,588	$293,872
Less: Unearned interest	(73,885)	(104,340)
Financing lease receivables	$150,703	$189,532
Finance lease receivables, current	$136,579	$166,339
Finance lease receivables, non-current	$14,124	$23,193

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2025 are as follows:

Minimum future payments receivable
Twelve months ending June 30, 2026	$191,526
Twelve months ending June 30, 2027	33,062
Total	$224,588

(i) Property and equipment, net

Property and equipment primarily consist of computer equipment, office equipment, fixtures and furniture and automobiles, which are stated at cost less accumulated depreciation and amortization less any provision required for impairment in value. Depreciation and amortization is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Computer equipment	2 - 5 years
Office equipment, fixture and furniture	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2025 and 2024, the Company did not recognize impairment for property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation and amortization of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

(j) Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2025 and 2024, there was no impairment of intangible assets.

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

As of June 30, 2025, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 13,100 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2025, the Company’s pricing interest rate was 6.0% per annum.

Contract liability

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized for the three months ended June 30, 2025 and 2024 that was previously included in the advances from customers balances as of March 31, 2025 and March 31, 2024 was $118,848 and $107,723, respectively.

The Company's advances from customers amounted to $114,541 and $124,623 as of June 30, 2025 and March 31, 2025, respectively.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$695,403	$756,315
- Service fees from NEVs leasing	83,444	22,094
- Monthly services commissions	35,825	26,254
- Financing revenues	22,331	22,176
- Default revenue	10,229	22,764
- Service fees from automobile purchase services	1,270	21,738
- Other service fees	11,597	7,668
Total Revenues	$860,099	$879,009

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

(n) Leases – lessee

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

The Company’s review on the impairment of its ROU assets is consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended June 30, 2025 and 2024, the Company did not recognize impairment loss on its finance lease ROU assets.

(o) Discontinued operations

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

(p) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2025 and March 31, 2025, approximately $227,000 and $1,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of June 30, 2025 and March 31, 2025, approximately $612,000 and $760,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2025 and March 31, 2025, the Company record no allowance for credit losses against accounts receivable.

2)	Foreign currency risk

As of June 30, 2025 and March 31, 2025 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $227,000 and $1,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB appreciated from 7.26 RMB into US$1.00 on March 31, 2025 to 7.16 RMB into US$1.00 on June 30, 2025.

(q) Comparability and reclassification adjustments

The Company has reclassified certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 to conform to the current period’s presentation. The results of discontinued operations for the three months ended June 30, 2024 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item for all periods presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the three months ended June 30, 2024 were separately presented in the unaudited condensed consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP.

(r) Recent accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact of this accounting standard update on its unaudited condensed consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the unaudited condensed consolidated statements and related disclosures.

4. DISCONTINUED OPERATIONS

Discontinued operations - P2P lending services business

Since October 2019, the Company has discontinued its online P2P lending services business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of June 30, 2025 and March 31, 2025:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$467,672	$461,672

Discontinued operations – Online ride-hailing platform service

Since August 2024, the Company has discontinued its online ride-hailing platform service business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of online ride-hailing platform service as of June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$49,364	$56,680

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$—	$243,391
Cost of revenues	—	(175,826)
Gross profit	—	67,565
Operating expenses
Selling, general and administrative expenses	—	(86,770)
Total operating expenses	—	(86,770)
Loss from operations	—	(19,205)
Other expenses, net	—	(3,803)
Interest expense	—	(5,860)
Loss before income tax expense	—	(28,868)
Income tax benefit	—	1,935
Net loss from discontinued operations	$—	$(26,933)

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$—	$(49,652)

Net cash used in investing activities from discontinued operations	$—	$—

Net cash used in financing activities from discontinued operations	$—	$(33,167)

5. ACCOUNTS RECEIVABLE

Accounts receivable includes rental receivables due from operating lessees. It also includes a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of June 30, 2025 and March 31, 2025, accounts receivable were comprised of the following:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Receivables of operating lease	$34,915	$19,845
Receivables of automobile sales due from automobile purchasers	—	1,282
Total Accounts receivable	$34,915	$21,127

Movement of allowance for credit losses for the three months ended June 30, 2025 and for year ended March 31, 2025 are as follows:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Beginning balance	$—	$1,545
Write off	—	(1,538)
Translation adjustment	—	(7)
Ending balance	$—	$—

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of June 30, 2025 and March 31, 2025, the prepayments, other receivables and other current assets, net were comprised of the following:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Purchase contract termination refund (i)	$446,703	$440,972
Deposits (ii)	236,973	273,182
Prepaid expenses (iii)	370,918	273,405
Value added tax (“VAT”) recoverable (iv)	7,694	40,065
Employee advances	536	413
Others	8,850	4,110
Less: Allowance for credit losses	—	(17,063)
Total prepayments, other receivables and other current assets, net	$1,071,674	$1,015,084

Movement of allowance for credit losses for the three months ended June 30, 2025 and for year ended March 31, 2025 are as follows:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Beginning balance	$17,063	$20,474
Write off	(17,119)	(3,327)
Translation adjustment	56	(84)
Ending balance	$—	$17,063

(i)	Purchase contract termination refund

The balance of Purchase contract termination refund represented the part of the purchase prepayments originally made for automobile purchase, which will be refunded before March 31, 2026 due to the termination of automobile purchase.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of June 30, 2025 and March 31, 2025, the allowance for credit losses of $0 and $17,063 was recorded against the security deposits not returned for more than one year after the end of the cooperation. During the three months ended June 30, 2025, the Company wrote off the security deposits balance of $17,119.

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

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2025 and March 31, 2025 consist of the following:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Computer equipment	$16,927	$25,758
Office equipment, fixtures and furniture	64,101	63,272
Automobiles	4,405,092	4,356,020
Subtotal	4,486,120	4,445,050
Less: accumulated depreciation and amortization	(3,030,429)	(2,792,129)
Total property and equipment, net	$1,455,691	$1,652,921

Depreciation expense for the three months ended June 30, 2025 and 2024 were amounted to $219,630 and $234,815, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2025 and March 31, 2025 consisted of the following:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Software	$791,589	$791,055
Less: accumulated amortization	(435,339)	(416,055)
Total intangible assets, net	$356,250	$375,000

Amortization expense for the three months ended June 30, 2025 and 2024 were amounted to $18,750 and $18,778, respectively.

The following table sets forth the Company’s amortization expense for the next five years as of June 30, 2025:

Amortization expenses
Twelve months ending June 30, 2026	$75,000
Twelve months ending June 30, 2027	75,000
Twelve months ending June 30, 2028	75,000
Twelve months ending June 30, 2029	75,000
Twelve months ending June 30, 2030	56,250
$356,250

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	March 31,
	2025	2025
	(Unaudited)
Accrued payroll and welfare	$1,422,771	$1,599,205
Payables to drivers from aggregation platforms (i)	865,984	802,910
Deposits (ii)	735,561	711,997
Accrued expenses (iii)	471,489	520,876
Other taxes payable	109,954	111,869
Payables for expenditures on automobile transaction and related services	10,213	9,955
Other payables	447	581
Total accrued expenses and other liabilities	$3,616,419	$3,757,393

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

10. EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $31,305 and $38,007 for the three months ended June 30, 2025 and 2024, respectively, from operations of the Company.

As of June 30, 2025 and March 31, 2025, the Company did not make adequate employee benefit contributions in the amount of $302,747 and $522,513, respectively.

11. EQUITY

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

August 2020 Underwriters’ Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of June 30, 2025 and March 31, 2025, there were 3,181 underwriters’ warrants outstanding, and the exercise price of those warrants was adjusted to $62.50. During the three months ended June 30, 2025 and 2024, the change of fair value was a gain of $21 and $425 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $21, respectively.

February 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of June 30, 2025 and March 31, 2025, there were 5,326 February 2021 registered direct offering warrants outstanding, and the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $138.00 and $172.50, respectively. During the three months ended June 30, 2025 and 2024, the change of fair value was a gain of $219 and $451 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $219, respectively.

May 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of June 30, 2025 and March 31, 2025, there were 59,468 May 2021 registered direct offering warrants outstanding and the exercise price of those warrants was adjusted to $105.00. During the three months ended June 30, 2025 and 2024, the change of fair value was a gain of $13,609 and $1,437 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $176 and $13,785, respectively.

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

As a 1-for-10 reverse stock split on the Company’s common stock became effective on April 6, 2022, the exercise price of the November 2021 Investors Warrants was adjusted to $1.13, and the total number of shares of the November 2021 Investors Warrants was adjusted to 5,335,763. As of June 30, 2025 and March 31, 2025, there were 5,110,763 and 5,310,763 November 2021 Investor Warrants outstanding, respectively. Another 1-for-10 reverse stock split on the Company’s common stock became effective on July 29, 2025. However, as of the filing date of these unaudited condensed consolidated financial statements, there were less than twenty (20) trading days to calculate the revised exercise price, so the Company was not able to update the adjusted exercise price and the number of shares of exercisable of the November 2021 Investors Warrants to reflect the dilution effect resulting from the 1-for-10 reverse stock split effected on July 29, 2025 for disclosure purpose in these unaudited condensed consolidated financial statements.

On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. On June 11, 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $1.13 per share to purchase 200,000 shares of the Company’s common stock. Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of June 30, 2025 and March 31, 2025, there were 5,515 November 2021 Placement Agent Warrants outstanding and the exercise price of those warrants was adjusted to $68.00. During the three months ended June 30, 2025 and 2024, the change of fair value was a gain of $63,333 and a loss of $10,600 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of June 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $4,037 and $70,566, respectively.

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 12,727 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (iii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all RSUs with an aggregate of 1,273 was vested and 955 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2025 and the vested RSUs have been accounted in an expense and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of June 30, 2025, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three months ended June 30, 2025 and 2024, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on July 29, 2025, the conversion price of the Preferred Shares was adjusted to $20.00. As of June 30, 2025 and March 31, 2025, there were 262 and 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $42,943 and $234,364 recorded as mezzanine equity, respectively. Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of June 30, 2025, 4,738 shares of Series A convertible preferred stock were converted into 223,583 shares of the Company’s common stock.

1-for- 10 shares reverse split on common stock

The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on July 29, 2025. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the accompanying consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 37 shares of common stock due to round up issue.

12. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2025 and 2024, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S. amounted to approximately $0.2 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and March 31, 2025, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.2 million and $7.9 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of June 30, 2025 and March 31, 2025, valuation allowances for deferred tax assets for U.S. income taxes were approximately $1.7 million. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Ruixi, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Corenel, and Jiekai are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Net loss before income tax by jurisdiction as follows:

	For the three months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
U.S.	$(185,349)	$(388,355)
PRC	(91,089)	(374,463)
Total net loss before income tax	$(276,438)	$(762,818)

For the three months ended June 30, 2025 and 2024, the Company had no current tax expense or deferred tax expense.

As of June 30, 2025 and March 31, 2025, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $11.8 million and $11.2 million, respectively, which will be available to offset future taxable income. As of June 30, 2025, these carryforwards will expire from 2026 through 2030, if not used. As of June 30, 2025 and March 31, 2025, valuation allowances for deferred tax assets for PRC income taxes were approximately $4.3 million and $4.1 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$2,953,531	$2,797,877
Net operating loss carryforwards in the U.S.	1,716,341	1,667,423
Allowance for credit losses	1,337,198	1,324,308
Others	6,482	6,398
Less: valuation allowance	(6,013,552)	(5,796,006)
Deferred tax assets, net	$—	$—

As of both June 30, 2025 and March 31, 2025, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.3 million. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of June 30, 2025, such net operating loss from discontinued operations will expire in 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of June 30, 2025 and March 31, 2025, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	June 30, 2025	March 31, 2025
	(Unaudited)
Net operating loss carry forwards in the PRC	$78,793	$77,782
Less: valuation allowance	(78,793)	(77,782)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2025 and March 31, 2025, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three months ended June 30, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

13. CONCENTRATION

Major Suppliers

For the three months ended June 30, 2025, three suppliers accounted for approximately 17.8%, 15.8%, and 10.9% of the total cost of revenues from continuing operations of the Company.

For the three months ended June 30, 2024, three suppliers accounted for approximately 19.1%, 16.4%, and 15.6% of the total cost of revenues from the continuing operations of the Company.

14. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Accounts receivable, a related party

As of June 30, 2025 and March 31, 2025, accounts receivable from a related party amounted to $8,027 and $7,924, respectively, represented balance due from operating lease revenue recognized from Chengdu Laobing Chuxing Automobile Leasing Co., Ltd. (“Laobing”), a related party of the Company.

2) Prepayment, a related party

As of June 30, 2025 and March 31, 2025, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $0 and $22,662, respectively.

3) Due from related parties

As of June 30, 2025 and March 31, 2025, balances due from related parties from the Company’s operations were comprised of the following:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Total due from related parties	$6,516,896	$6,723,887
Less: Allowance for credit losses	(5,232,834)	(5,165,699)
Due from related parties, net	$1,284,062	$1,558,188
Due from related parties, net, current	$172,336	$172,049
Due from a related party, net, non-current	$1,111,726	$1,386,139

As of June 30, 2025, balances due from Jinkailong, the Company’s equity investee company, was $1,195,483, net of allowance for credit losses, of which, $1,111,726 is to be repaid over a period from July 2026 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $797,317 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $398,166 represents daily operation expenses paid by the Company’s subsidiary, Jiekai, on behalf of Jinkailong.

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

Movement of allowance for credit losses due from Jinkailong for the three months ended June 30, 2025 and for year ended March 31, 2025 are as follows:

	June 30,	March 31,
	2025	2025
	(Unaudited)
Beginning balance	$5,165,699	$3,099,701
Addition	—	2,093,199
Translation adjustment	67,135	(27,201)
Ending balance	$5,232,834	$5,165,699

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months, which was extended for 12 months since January 3, 2025. As of June 30, 2025 and March 31, 2025, the outstanding balance was $80,203 and $81,098, respectively.

As of June 30, 2025 and March 31, 2025, balance of $8,376 and $8,268 due from Laobing represented a deposit for the Company leased automobiles from Laobing, respectively.

4) Due to related parties

	June 30,	March 31,
	2025	2025
	(Unaudited)
Loan payable to a related party (i)	$99,761	$414
Other payable due to a related party (ii)	164,453	162,343
Other payable due to a related party (iii)	16,891	16,674
Total due to related parties	$281,105	$179,431

(i)	As of June 30, 2025 and March 31, 2025, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $99,761 and $414 are unsecured, interest free and due on demand, respectively.

(ii)	As of June 30, 2025 and March 31, 2025, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease. In July 2024, the Company signed a rent-free agreement with Li Hong, and the lease agreement period is from July 1, 2024 to July 31, 2025. A rent-free renewal lease contract was signed on August 1, 2025, which extended the rent-free lease to December 2025.

(iii)	As of June 30, 2025 and March 31, 2025, the balances represented automobile lease payments to Laobing and a deposit for the Company leased automobiles to Laobing.

5) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	June 30,	March 31,
	2025	2025
	(Unaudited)
Operating lease right-of-use assets – a related party	$76,538	$6,910
Operating lease liabilities, current – a related party	$66,768	$10,365
Operating lease liabilities, non-current – a related party	$30,596	$—

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as the legal representative and general manager. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed in June 2022 and June 2025, which extended the original lease to May 2027, with an annual rent of approximately $44,000, payable on a quarter basis.

2. Related Party Transactions

For the three months ended June 30, 2025 and 2024, the Company incurred $0 and $4,516, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the three months ended June 30, 2025 and 2024, the Company incurred $10,228 and $10,350 in rental expenses, respectively, to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

During the three months ended June 30, 2025, Jiekai leased automobiles to Laobing and generated revenue of $24,057. While during the three months ended June 30, 2024, Corenel leased automobiles to Jinkailong and generated revenue of $5,243, respectively.

During the three months ended June 30, 2025, Jiekai leased automobiles from Jinkailong, Corenel, Laobing and another related party, Sichuan Xindaoda Automobile Sales Service Co., Ltd. (“Xindaoda”), and had a rental cost of $2,097, $37,142, $19,079 and $1,321, respectively. While during the three months ended June 30, 2024, Jiekai leased automobiles from Jinkailong and had a rental cost of $1,627.

15. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (m), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the three months ended June 30, 2025 and 2024.

Lessee

As of June 30, 2025 and March 31, 2025, the Company has engaged in offices and parking lot which were classified as operating leases.

The Company leased automobiles under operating lease agreements with a term shorter than twelve months which it elected not to recognize lease assets and lease liabilities under ASC 842. Instead, the Company recognized the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. In addition, the Company had automobiles leases which were classified as finance lease before the disposal of Corenel on April 16, 2025.

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

As of June 30, 2025, the weighted-average remaining operating term of its existing leases is approximately 1.92.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended June 30,
	Classification	2025	2024
		(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$297,970	$224,713
Lease expenses	Selling, general and administrative	14,375	28,783
Finance lease cost
Amortization of leased asset	Cost of revenues	19,709	59,061
Interest on lease liabilities	Interest expenses on finance leases	615	5,088
Total lease expenses		$332,669	$317,645

Operating lease cost for automobiles totaled $297,970 and $224,713 for the three months ended June 30, 2025 and 2024, respectively.

Operating lease expense for office and showroom leases totaled $14,375 and $28,783 for the three months ended June 30, 2025 and 2024, respectively, of which $10,843 and $18,812 were amortization of leased asset for operating leases for the three months ended June 30, 2025 and 2024, respectively.

Interest expenses on finance leases totaled $615 and $5,088 for the three months ended June 30, 2025 and 2024, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
(Unaudited)
Twelve months ending June 30, 2026	$69,997
Twelve months ending June 30, 2027	31,499
Total lease payments	101,496
Less: discount	(4,132)
Present value of lease liabilities	$97,364

*	As of June 30, 2025 and March 31, 2025, the outstanding balance of operating lease liabilities due to a related party was $97,364 and $10,365, respectively.

16. COMMITMENTS AND CONTINGENCIES

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

Purchase commitments

As of the filing date of these unaudited condensed consolidated financial statements, the Company has no purchase commitment.

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People's Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of June 30, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $489,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

By assessing the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers it operates in a reportable segment for automobile transaction and related services, and operated in a reportable segment for online ride-hailing platform, which had been ceased on August 20, 2024. The segments were organized based on type of service offered.

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s operating segments for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services	Services	Services
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$860,099	$879,009	$243,391
Depreciation and amortization	$268,932	$331,466	$20,834
Loss from operations	$(611,290)	$(773,969)	$(19,205)
Loss before income taxes	$(276,438)	$(735,885)	$(28,868)
Net loss	$(276,438)	$(735,885)	$(26,933)
Capital expenditure	$—	$1,183	$—

18. SUBSEQUENT EVENTS

1-for-10 shares reverse split on common stock

On July 24, 2025, the Company issued a press release, announcing that it expects to implement a 1-for-10 reverse stock split on its common stock, par value $0.0001 per share, effective Tuesday, July 29, 2025 with trading to begin on a split-adjusted basis at the market open on that day. The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on July 29, 2025. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts used herein and in the unaudited condensed consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 37 shares of common stock due to round up issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) service fees from new energy vehicles (“NEVs”) leasing where we charge NEVs lessees for a series of the services provided to them based on the chosen product solutions (the “Service for NEVs Leasing”); (iii) service fees from automobile purchase for a series of the services provided to purchasers throughout the purchase process based on the sales price of the automobiles and relevant services provided (the “Service for Automobile Purchase”) ;(iv) monthly services where we provide management and related services to other online ride-hailing platforms we cooperated with (“Partner Platforms”) and other companies and earn commission from them (the “Auto Commissions”); (v) automobile financing where we provide our customers with auto finance solutions through financing leases (the “Auto Financing”); (vi) default expenses we charges to the lessees for early-termination the contracts or other violation behaviors to the contracts (the “Default Revenue”); and (vii) other supporting services provided to customers, including auto management and other related services (the “Auto Management Services”) and automobile sales (the “Auto Sales”). We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of June 30, 2025, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 2,185 automobiles under operating leases and 192 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended
	June 30,
	2025		2024
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	>660	695,000	>640	$756,000
Auto Commissions	—	36,000	—	$26,000
Auto Financing	55	22,000	50	$22,000
Other Services	>680	107,000	>600	$75,000

During the three months ended June 30, 2025, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 80.9%, 4.2%, 2.6% and 12.3% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 86.0%, 3.0%, 2.5% and 8.5% for the three months ended June 30, 2024, respectively.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of June 30, 2025, we had two employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the three months ended June 30, 2025. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of June 30, 2025, for parking and management of automobiles for operating lease, we had one parking lot and three employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the three months ended June 30, 2025 and 2024, the average utilization of the automobiles for operating lease was approximately 88.0% and 90.4%, respectively.

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

Meanwhile, in order to strengthen our market position in certain cities, our subsidiaries, Hunan Ruixi and Jiekai, have built up cooperation relationships with Partner Platforms, such as Hunan Didi Technology Co., Ltd., Chengdu Anma Zhixing Technology Co., Ltd., Sichuan Peitu Kuaixing Technology Co., Ltd. and Nanjing Lingxing Technology Co., Ltd.(i.e.,“T3”), whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi and Jiekai earned rental income from drivers and earned commissions from Partner Platforms.

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of June 30, 2025, we had accounts receivable of operating lease of approximately $35,000 in total. Besides, during the three months ended June 30, 2025, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the three months ended June 30, 2025. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default expenses from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our financing leases are not collateralized by us. As of June 30, 2025, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. The market value is expected to increase from RMB354.7 billion in 2024 to RMB751.3 billion in 2028, owing to rising consumer demand for economical mobility options and an amplified penetration of shared mobility services, especially in lower-tier cities. According to the 56th Statistical report on Internet Development in China published in July 2025 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 511 million by the end of June 2025, and took approximately 45.6% of the total number of Chinese internet users. In addition, in recent years, aggregation platforms have gained rising significance in the shared mobility industry. According to Frost & Sullivan, the portion of ride hailing orders fulfilled through aggregation platforms increased from 3.5% in 2018 to 30.0% in 2023, and is expected to further increase to 49.0% by 2028. The online ride-hailing industry is also facing increasing competition in China and is attracting more capital investment. For example, Dida Inc. Chenqi Technology Limited and CaoCao Inc. were listed on the Hong Kong Stock Exchange in June 2024 and June 2025, respectively.

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of June 30, 2025, approximately 389 online ride-hailing platforms have obtained booking taxi operating licenses, representing an increase of approximately 10% as compared with the one as of June 30, 2024. And the total volume of online ride-hailing orders was approximately 757 million in June 2025 in China, representing a decrease of approximately 25% as compared with the one as of June 30, 2024. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China as of December 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

However, approximately 39% of ride-hailing drivers who leased our automobiles or used our services have not obtained the driver’s license for online ride-hailing services as of June 30, 2025 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Meanwhile, during the three months ended June 30, 2025, Gaode conducted several rounds of compliance checks in Chengdu and other cities and reduced the number of orders dispatched platforms that allowed drivers to provide services without appropriate licenses or certificates. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the three months ended June 30, 2025 Compared to the three months ended June 30, 2024

	For the Three Months Ended
	June 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$860,099	$879,009	$(18,910)
Cost of revenues	(663,144)	(626,039)	(37,105)
Gross profit	196,955	252,970	(56,015)
Operating expenses
Selling, general and administrative expenses	(808,245)	(853,498)	45,253
Provision for credit losses	—	(173,441)	173,441
Total operating expenses	(808,245)	(1,026,939)	218,694
Loss from operations	(611,290)	(773,969)	162,679
Other income, net	258,285	51,459	206,826
Interest expense on finance leases	(615)	(5,088)	4,473
Change in fair value of derivative liabilities	77,182	(8,287)	85,469
Loss before income taxes expense	(276,438)	(735,885)	459,447
Income tax expense	—	—	—
Net loss from continuing operations	$(276,438)	$(735,885)	$459,447

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$695,403	$756,315
- Service fees from NEVs leasing	83,444	22,094
- Monthly services commissions	35,825	26,254
- Financing revenues	22,331	22,176
- Default revenue	10,229	22,764
- Service fees from automobile purchase services	1,270	21,738
- Other service fees	11,597	7,668

Total Revenue	$860,099	$879,009

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, service fees from automobile purchase services, and other services fees, which accounted for approximately 80.9%, 9.7%, 4.2%, 2.6%, 1.2%, 0.1% and 1.3%, respectively, of the total revenue during the three months ended June 30, 2025. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, service fees from automobile purchase services and other services fees, which accounted for approximately 86.0%, 2.5%, 3.0%, 2.5%, 2.6%, 2.5% and 0.9%, respectively, of the total revenue during the three months ended June 30, 2024.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles and sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease in rental income of $60,912 or approximately 8.1% during the three months ended June 30, 2025 was mainly due to the decrease in average monthly rental income per automobile and partially offset by the increase in number of automobiles leased for operating lease. We leased over 660 automobiles with an average monthly rental income of approximately $400 per automobile, resulting in a rental income of $695,403, including rental income of $24,057 from another related party, for the three months ended June 30, 2025. We leased approximately 640 automobiles with an average monthly rental income of approximately $413 per automobile, resulting in a rental income of $756,315, including rental income of $5,243 from a related party, for the three months ended June 30, 2024.

Service fees from NEVs leasing

We generated revenues of $83,444 and $22,094 from leasing NEVs by charging leases service fees during the three months ended June 30, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our product solutions timely in accordance which adjusted with different market conditions.

Monthly services commissions

We generated revenues of $35,825 and $26,254 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended June 30, 2025 and 2024, respectively. The increase of $9,571 or approximately 36.5% was due to increase in the number of the automobiles and drivers we served, who ran their business through the Partner Platforms.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $22,331 from an average monthly number of 52 automobiles and $22,176 from an average monthly number of 38 automobiles during the three months ended June 30, 2025 and 2024, respectively. The increase was due to the average number of automobiles served for financial leasing increased during the three months ended June 30, 2025.

Default revenue

We generated default revenues of $10,229 and $22,764 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended June 30, 2025 and 2024, respectively.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $1,270 and $21,738 from the automobile purchase services during the three months ended June 30, 2025 and 2024, respectively. The decrease was due to the number of automobiles purchase transactions decreased to 1 during the three months ended June 30, 2025 from 16 in the same period in 2024.

We generate other revenues from other miscellaneous service fees charged to our customers during the three months ended June 30, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues increased by $37,105 or approximately 5.9% during the three months ended June 30, 2025 as compared with the three months ended June 30, 2024, mainly due to an increase in the monthly average number of the automobiles leased from the third parties for operating lease from 263 in the three months ended June 30, 2024 to 322 in the three months ended June 30, 2025. During the three months ended June 30, 2025 and 2024, we paid $59,639 and $1,627, respectively, to related parties for costs of automobiles under operating leases.

Gross Profit

We had gross profit of $196,955 and $252,970, respectively, during the three months ended June 30, 2025 and 2024. The decrease of $56,015 was mainly due to the decrease in gross profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit by major revenue source for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
- Auto Operating Leasing	$32,259	$130,276
- Other Automobile transaction and related Services	164,696	122,694
Total Gross Profit	$196,955	$252,970

We had a gross profit of $32,259 from our Auto Operating Leasing during the three months ended June 30, 2025, which decreased by $98,017 from a gross profit of $130,276 in the three months ended June 30, 2024. The decrease was attributable to: (1) the decrease in average monthly rental income from approximately $413 for the three months ended June 30, 2024 to approximately $400 for the three months ended June 30, 2025; and (2) the average utilization of the automobiles for operating lease decreased from 90.4% in the three months ended June 30, 2024 to 88.0% in the three months ended June 30, 2025, while the average number of the automobiles leased from the third parties for operating lease increased from 263 to 322. As the gross margin of the revenues from our Auto Business decreased during the three months ended June 30, 2025, our overall gross profit margin decreased to approximately 22.9% from approximately 28.8% during the three months ended June 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other costs. Selling, general and administrative expenses decreased from $853,498 for the three months ended June 30, 2024 to $808,245 for the three months ended June 30, 2025, representing a decrease of $45,253, or approximately 5.3%. The decrease mainly consisted of (1) a decrease of $104,593 in salary and employee benefits as the average monthly number of our employees decreased from 56 for the three months ended June 30, 2024 to 38 for the three months ended June 30, 2025; and (2) a decrease of $64,668 in offices rental and charges in the three months ended June 30, 2025; partly offset by (3) the increase of $196,325 in professional service fees such as outsourced operating services related to automobile lease, mainly due to the streamline the workforce and improvement on the daily operation in Chengdu.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $0 and $173,441 against receivables from Jinkailong for the three months ended June 30, 2025 and 2024, respectively.

Other income, net

For the three months ended June 30, 2025, we had other income, net of $258,285, which primarily consist of the (1) a gain of approximately $245,000 from disposal of Corenel; (2) penalty income of approximately $15,000 from the customers; partially offset by (3) the expense of approximately $14,000 for processing automobile violation fines; and (4) the miscellaneous other income, net of approximately $18,000.

For the three months ended June 30, 2024, we had other income, net of $51,459, which primarily consist of (1) penalty income of approximately $32,000 from the customers; (2) the miscellaneous income of approximately $19,000.

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended June 30, 2025 and 2024 was $615 and $5,088, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel, our former subsidiary, leased from a third-party company.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended June 30, 2025 and 2024 was a gain of $77,182 and a loss of $8,287, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$21	$425
- February 2021 registered direct offering	219	451
- May 2021 registered direct offering	13,609	1,437
- November 2021 private placement	63,333	(10,600)
Total Change in Fair Value of Derivative Liabilities	$77,182	$(8,287)

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the three months ended June 30, 2025 and 2024.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended June 30, 2025 was $276,438, representing a decrease of 459,447 from net loss of $735,885 for the three months ended June 30, 2024.

Results of Discontinued Operations for the three months ended June 30, 2025 Compared to the three months ended June 30, 2024

	For the Three Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Revenues	$—	$243,391
Cost of revenues	—	(175,826)
Gross profit	—	67,565
Operating expenses
Selling, general and administrative expenses	—	(86,770)
Total operating expenses	—	(86,770)
Loss from operations	—	(19,205)
Other expenses, net	—	(3,803)
Interest expense	—	(5,860)
Loss before income taxes	—	(28,868)
Income tax benefit	—	1,935
Net loss from discontinued operations	$—	$(26,933)

The results of discontinued operations was the financial figures of our former subsidiary, XXTX. As of August 20, 2024, we deconsolidated XXTX and its business result was included in our online ride-hailing platform services before we deconsolidated its financial figures.

Revenues

XXTX generated revenue from providing services to online ride-hailing drivers to assist them in providing transportation service to the riders though Xixingtianxia platform and earned commissions for each completed order equal to the difference between an upfront quoted fare and the amount earned by a driver based on actual time and distance for the ride charged to the rider.

During the three months ended June 30, 2024, approximately 0.4 million rides with gross fare of approximately $1.3 million were completed through our Xixingtianxia platform and an average of over 2,300 ride-hailing drivers completed rides and earned income through Xixingtianxia (the “Active Drivers”) each month. XXTX earned online ride-hailing platform service fees of $243,391, after netting off approximately $24,000 incentives paid to Active Drivers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from discontinued operations primarily consisted of (1) $35,778 in salary and employee benefits; (2) $22,547 in depreciation of office equipment and amortization of intangible assets; (3) $20,814 in entertainment, advertising and promotion; and (4) other miscellaneous expenses in the three months ended June 30, 2024.

Interest Expense

Interest expense from discontinued operations was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Income Tax Benefit

For the three months ended June 30, 2024, XXTX had deferred tax benefit of $1,935, resulted from deferred tax, while all the subsidiaries of XXTX suffered losses for the three months ended June 30, 2024, no income taxes were recorded for the corresponding period accordingly.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the three months ended June 30, 2024 was $26,933.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt, borrowings from financial institutions and cash flow from operations.

We had cash and cash equivalents of $867,767 as of June 30, 2025 as compared to $833,577 as of March 31, 2025. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $0.3 million for the three months ended June 30, 2025; (2) accumulated deficit of approximately $45.3 million as of June 30, 2025; (3) the working capital deficit of approximately $2.5 million as of June 30, 2025.

We do not believe that the proceeds from our future public offerings and our anticipated cash flows would be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months from the date of this Quarterly Report. We have determined there is substantial doubt about our ability to continue as a going concern. If we are unable to generate significant revenue, we may be required to cease or curtail our operations. We are trying to alleviate the going concern risk through the following sources:

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

	For the Three Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Net Cash (Used in) Provided by Operating Activities	$(321,155)	$16,762
Net Cash (Used in) Provided by Investing Activities	(385)	7,250
Net Cash Provided by (Used in) Financing Activities	377,471	(53,707)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(21,741)	(13,484)
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	833,577	794,636
Cash, Cash Equivalents and Restricted Cash at End of the Period	867,767	751,457
Less: Cash and cash equivalents from discontinued operations	—	(34,588)
Cash, Cash equivalents and Restricted Cash from continuing operations, end of Period	$867,767	$716,869

Cash Flow in Operating Activities

For the three months ended June 30, 2025, net cash used in operating activities was $321,155 from continuing operations. While for the three months ended June 30, 2024, net cash provided by operating activities was $16,762, which consisted of net cash inflows of $66,414 from continuing operations and net cash outflows of $49,652 from discontinued operations.

The increase of $387,569 in net cash used in operating activities from continuing operations for the three months ended June 30, 2025 as compared with the three months ended June 30, 2024 was primarily attributable to (1) the one-off gain of $245,310 from disposal of Corenel during the three months ended June 30, 2025; (2) decrease of $209,008 in the change of accrued expenses and other liabilities; (3) decrease of $173,441 in the provision for credit losses; (4) $85,469 in Change in fair value of derivative liabilities from a loss of $8,287 for the three months ended June 30, 2024 to a gain of $77,182 for the three months ended June 30, 2025; (5) decrease of $47,321 in amortization of right-of-use assets; (6) decrease of $38,556 in the change of prepayments, other receivables and other assets (included third parties and a related party); and partially offset by (7) decrease of $459,447 in net loss from continuing operations.

Cash Flow in Investing Activities

For the three months ended June 30, 2025, we had net cash used in investing activities of $385, which was the cash of $385 released upon disposal of Corenel.

For the three months ended June 30, 2024, we had net cash provided by investing activities of $7,250. The net cash provided by in investing activities consisted of the proceeds from sales of the used-automobiles of $8,433, which was partially offset by the purchase of furniture for office purpose of $1,183.

Cash Flow in Financing Activities

For the three months ended June 30, 2025, we had net cash provided by financing activities of $377,471 from continuing operations. The net cash provided by financing activities from continuing operations consisted of: (1) net proceeds of $226,000 from the exercise of November 2021 Private Placement Warrants from an investor; (2) borrowings from a related party of $99,347; and (3) repayments from a related party of $52,124.

For the three months ended June 30, 2024, we had net cash used in financing activities of $53,707, which consisted of the net cash outflows of $20,540 from continuing operations and $33,167 from discontinued operations. The net cash used in financing activities from continuing operations primarily consisted of: (1) repayments to related parties and affiliates of $25,365; (2) principal payments made for finance lease liabilities of $8,985; partially offset by (4) repayment from a related party of $13,810.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of June 30, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $489,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) fair values of financial instruments, including derivative liabilities; (ii) accounts receivable, net; (iii) property and equipment, net; (iv) revenue recognition. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2025 Form 10-K for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

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

As of June 30, 2025 and March 31, 2025, there was no allowance for credit losses of gross accounts receivable balances. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the consolidated statements of operations and comprehensive loss. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. No allowance for credit losses for accounts receivable as of June 30, 2025 and March 31, 2025. Allowance for credit losses balances amounted to $0 and $17,063 as of June 30, 2025 and March 31, 2025, respectively for deposits and other receivables. Allowance for credit losses balances amounted to $5,232,834 and $5,165,699 as of June 30, 2025 and March 31, 2025, respectively, for amount due from a related party.

(c)	Impairment of long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. For the three months ended June 30, 2025 and 2024, we did not recognize impairment for property and equipment and intangible assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2025	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 19, 2025	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)