Form 10-Q
period 2025-09-30
Senmiao Technology Ltd
filed 2025-11-19
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 3,207,489 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2025	2025
	(Unaudited)

Current assets
Cash and cash equivalents	$676,980	$833,577
Restricted cash	57	—
Accounts receivable	25,759	21,127
Accounts receivable, a related party	8,592	7,924
Finance lease receivables, current	105,131	166,339
Prepayments, other receivables and other current assets, net	882,799	1,015,084
Prepayment - a related party	—	22,662
Due from related parties, net, current	410,396	172,049
Total current assets	2,109,714	2,238,762

Property and equipment, net	1,230,566	1,652,921

Other assets
Operating lease right-of-use assets, net, a related party	67,302	6,910
Financing lease right-of-use assets, net	—	117,867
Intangible assets, net	337,500	375,000
Finance lease receivables, non-current	10,636	23,193
Due from a related party, net, non-current	926,650	1,386,139
Total other assets	1,342,088	1,909,109

Total assets	$4,682,368	$5,800,792

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Accounts payable	$142,735	$163,231
Advances from customers	115,646	124,623
Income tax payable	20,303	19,918
Accrued expenses and other liabilities	3,697,901	3,757,393
Due to related parties	182,480	179,431
Operating lease liabilities, current - a related party	78,324	10,365
Financing lease liabilities	—	360,268
Derivative liabilities	183	84,591
Current liabilities - discontinued operations	513,252	518,352
Total current liabilities	4,750,824	5,218,172

Other liabilities
Operating lease liabilities, non-current - a related party	20,674	—
Total other liabilities	20,674	—

Total liabilities	4,771,498	5,218,172

Commitments and contingencies (note 16)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 991 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively)	42,943	234,364

Stockholders’ deficit
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 2,507,489 and 1,051,804 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively) *	251	105
Additional paid-in capital	44,487,694	43,951,069
Accumulated deficit	(45,922,713)	(45,109,573)
Accumulated other comprehensive loss	(1,713,815)	(1,697,164)
Total Senmiao Technology Limited stockholders’ deficit	(3,148,583)	(2,855,563)

Non-controlling interests	3,016,510	3,203,819

Total (deficit) equity	(132,073)	348,256

Total liabilities, mezzanine equity and equity/ deficit	$4,682,368	$5,800,792

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenues	$906,502	$742,258	$1,742,544	$1,616,024
Revenues, a related party	29,842	3,622	53,899	8,865
Total revenues	936,344	745,880	1,796,443	1,624,889

Cost of revenues
Cost of revenues	(631,623)	(631,647)	(1,235,128)	(1,256,059)
Cost of revenues, related parties	(30,633)	(17,334)	(90,272)	(18,961)
Total cost of revenues	(662,256)	(648,981)	(1,325,400)	(1,275,020)

Gross profit	274,088	96,899	471,043	349,869

Operating expenses
Selling, general and administrative expenses	(907,255)	(530,651)	(1,715,500)	(1,384,149)
Provision for credit losses	(125,046)	(181,995)	(125,046)	(355,436)
Total operating expenses	(1,032,301)	(712,646)	(1,840,546)	(1,739,585)

Loss from operations	(758,213)	(615,747)	(1,369,503)	(1,389,716)

Other income (expense)
Other income, net	31,356	388,405	289,641	439,864
Interest expense on finance leases	—	(4,270)	(615)	(9,358)
Change in fair value of derivative liabilities	3,127	(7,127)	80,309	(15,414)
Total other income, net	34,483	377,008	369,335	415,092

Loss before income tax expense	(723,730)	(238,739)	(1,000,168)	(974,624)

Income tax expense	—	—	—	—

Net Loss from continuing operations	(723,730)	(238,739)	(1,000,168)	(974,624)

Net loss from discontinued operations	—	(186,714)	—	(213,647)

Net loss	(723,730)	(425,453)	(1,000,168)	(1,188,271)

Net loss (income) attributable to non-controlling interests	74,987	(285,996)	187,028	(196,598)

Net loss attributable to the Company’s stockholders	$(648,743)	$(711,449)	$(813,140)	$(1,384,869)

Net loss	$(723,730)	$(425,453)	$(1,000,168)	$(1,188,271)

Other comprehensive income (loss)
Foreign currency translation adjustment	27,028	119,823	(16,932)	86,787

Comprehensive loss	(696,702)	(305,630)	(1,017,100)	(1,101,484)

less: Total comprehensive (loss) income attributable to non-controlling interests	(74,830)	312,763	(187,309)	252,649

Total comprehensive loss attributable to stockholders	$(621,872)	$(618,393)	$(829,791)	$(1,354,133)

Weighted average number of common stock*
Basic and diluted	1,499,154	1,052,122	1,292,115	1,052,122
Net loss per share - basic and diluted*	(0.43)	(0.68)	(0.63)	(1.32)

Loss per share - basic and diluted
Continuing operations	$(0.43)	$(0.50)	$(0.63)	$(1.11)
Discontinued operations	$—	$(0.18)	$—	$(0.20)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended September 30, 2025 and 2024

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2024
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	1,051,804	$105	$43,951,069	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustment	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150
Net (loss) income	—	—	—	(711,449)	—	285,996	(425,453)
Foreign currency translation adjustment	—	—	—	—	93,056	26,767	119,823
BALANCE, September 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,769,137)	$(1,641,269)	$3,411,752	$2,952,520

	For the Six Months Ended September 30, 2025
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(164,397)	—	(112,041)	(276,438)
Exercise of November 2021 Private Placement Warrants	20,000	2	225,998	—	—	—	226,000
Fair value of derivative liabilities upon exercise of warrants	—	—	3,196	—	—	—	3,196
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43,522)	(438)	(43,960)
BALANCE, June 30, 2025 (Unaudited)	1,108,312	$111	$44,371,680	$(45,273,970)	$(1,740,686)	$3,091,340	$448,475
Net loss	—	—	—	(648,743)	—	(74,987)	(723,730)
Exercise of November 2021 Private Placement Warrants	53,357	5	115,246	—	—	—	115,251
Cashless exercise of November 2021 Investor warrants into common stock	1,345,820	135	(135)	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	903	—	—	—	903
Foreign currency translation adjustments	—	—	—	—	26,871	157	27,028
BALANCE, September 30, 2025 (Unaudited)	2,507,489	$251	$44,487,694	$(45,922,713)	$(1,713,815)	$3,016,510	$(132,073)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,000,168)	$(1,188,271)
Net loss from discontinued operations	—	(213,647)
Net loss from continuing operations	(1,000,168)	(974,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	439,256	463,441
Amortization of right-of-use assets	40,327	152,228
Amortization of intangible assets	37,500	37,528
Provision for credit losses	125,046	355,436
Gain on disposal of equipment	(4,113)	(5,730)
Gain from disposal of a subsidiary	(246,378)	(397,775)
Loss from lease modification	—	20,437
Change in fair value of derivative liabilities	(80,309)	15,414
Change in operating assets and liabilities
Accounts receivable	(4,180)	(1,684)
Accounts receivable, a related party	(510)	—
Finance lease receivables	84,439	67,704
Prepayments, other receivables and other assets	80,516	(37,613)
Prepayment - a related party	22,857	(35,294)
Accounts payable	(23,406)	43,045
Advances from customers	(11,268)	(12,198)
Due from a related party	—	69,422
Accrued expenses and other liabilities	139,862	530,011
Due to a related party	—	4,541
Operating lease liabilities	—	(7,569)
Operating lease liabilities – a related party	7,982	(20,893)
Net Cash (Used in) Provided by Operating Activities from Continuing Operations	(392,547)	265,827
Net Cash Used in Operating Activities from Discontinued Operations	—	(73,478)
Net Cash (Used in) Provided by Operating Activities	(392,547)	192,349

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(1,189)
Cash received from disposal of property and equipment	5,683	16,317
Loan to a related party	(229,469)	(137,897)
Cash released from disposal of a subsidiary	(388)	(148,481)
Net Cash Used in Investing Activities from Continuing Operations	(224,174)	(271,250)
Net Cash Provided by Investing Activities from Discontinued Operations	—	49
Net Cash Used in Investing Activities	(224,174)	(271,201)

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	341,251	—
Borrowings from a related party	119,150	33,582
Repayments from a related party	83,272	13,884
Repayments to a related party	(127,665)	—
Principal payments of finance lease liabilities	—	(11,733)
Net Cash Provided by Financing Activities from Continuing Operations	416,008	35,733
Net Cash Used in Financing Activities from Discontinued Operations	—	(82,026)
Net Cash Provided by (Used in) in Financing Activities	416,008	(46,293)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	44,173	122,534

Net increase (decrease) in cash, cash equivalents and restricted cash	(156,540)	(2,611)
Cash, cash equivalents and restricted cash, beginning of the period	833,577	794,636
Cash, cash equivalents and restricted cash, end of the period	677,037	792,025
Less: Cash and cash equivalents from discontinued operations	—	—
Cash, cash equivalents and restricted cash from continuing operations, end of the period	677,037	792,025

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Termination of right-of use assets and lease liabilities	$—	$48,639
Recognition of right-of-use assets and lease liabilities, a related party	79,520	—
Settlement of other receivables and liabilities between related parties	$272,867	$—

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	For the Six Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, end of the period	$676,980	$792,025
Restricted cash from continuing operations, end of the period	$57	$—
Cash and cash equivalent from discontinued operations, end of the period	$—	$—

	For the Six Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, beginning of the period	$833,577	$737,719
Restricted cash from continuing operations, beginning of the period	$—	$2,337
Cash and cash equivalent from discontinued operations, beginning of the period	$—	$54,580

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s majority owned subsidiaries, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”), and Hunan Ruixi Business Operation Management Co., Ltd., a PRC limited liability company and formerly known as Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), and its former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”), a PRC limited liability company, an equity investee in which the Company holds 35% of the equity interests.

Hunan Ruixi holds a business license for automobile sales and has been engaged in automobile sales since January 2019, and Hunan Ruixi held business license for automobile financial leasing and engaged in automobile financial leasing services since March 2019, which has been ceased as of July 31, 2025. The Company also has been engaged in operating leasing services through Hunan Ruixi, Jiekai and its equity investee company, Jinkailong since March 2019. Jinkailong used to facilitate automobile sales and financing transactions for its clients, who are primarily ride-hailing drivers and provides them operating lease and relevant after-transaction services.

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

As of September 30, 2025, the Company has outstanding balance due from Jinkailong amounted to $1,010,932 net of allowance for credit losses, of which, $926,650 is to be repaid over a period from October 2026 to December 2026, classified as due from a related party, net, non-current. As of March 31, 2025, the Company has outstanding balance due from Jinkailong amounted to $1,468,822, net of allowance for credit losses, of which, $1,386,139 is to be repaid over a period from April 2026 to December 2026, classified as due from a related party, net, non-current. (refer to Note 14).

As of September 30, 2025 and March 31, 2025, allowance for credit losses due from Jinkailong amounted to $5,391,992 and $5,165,699, respectively. During the three and six months ended September 30, 2025, the Company recorded provision for credit losses against the balance due from Jinkailong of $125,046 and $125,046, respectively. During the three and six months ended September 30, 2024, the Company recorded provision for credit losses against the balance due from Jinkailong of $181,995 and $355,436, respectively.

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

The Company’s business is capital intensive. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of approximately $1.0 million for the six months ended September 30, 2025; (2) accumulated deficit of approximately $45.9 million as of September 30, 2025; (3) the working capital deficit of approximately $2.6 million as of September 30, 2025.

Although the Company has completed one financing transaction with gross proceeds of $0.66 million as of the filing date of this Report and expects to complete another with gross proceeds of $2.8 million by November 21, 2025 (refer to Note 18), Management still determines there is substantial doubt about its ability to continue as a going concern. This is due to the cost incurred to obtain the financing and the planned settlement of payables, which result in the financing obtained not being sufficient for the Company to maintain a net working capital position for a reasonable period of time (i.e., one year from the filing date of these unaudited condensed consolidated financial statements). Given the Company is expected to sustain operating cash outflow, there is still substantial doubt on going concern. If the Company is unable to generate significant revenue, the Company may be required to curtail or cease its operations. Management will continue to alleviate the going concern risk through the following sources:

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheet as of September 30, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss, and the unaudited condensed consolidated statements of changes in equity for the three and six months ended September 30, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2025 and 2024, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on July 10, 2025.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	March 31,
	2025	2025
Balance sheet items, except for equity accounts – RMB: US$1:	7.1190	7.2567

	For the three months ended September 30,
	2025	2024
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1570	7.1641

	For the six months ended September 30,
	2025	2024
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1947	7.2023

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and March 31, 2025:

	Carrying Value as of	Fair Value Measurement as of
	September 30,	September 30, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)			(Unaudited)
Derivative liabilities	$183	$—	$—	$183

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities	$84,591	$—	$—	$84,591

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2025 and for the year ended March 31, 2025:

	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2024	$3,219	$4,333	$80,636	$6,048	$179,520	$15,077	$288,833
Change in fair value of derivative liabilities	(3,198)	(4,114)	(67,813)	(5,086)	(114,934)	(9,097)	(204,242)
BALANCE as of March 31, 2025	21	219	12,823	962	64,586	5,980	84,591
Change in fair value of derivative liabilities	(21)	(219)	(12,813)	(962)	(60,371)	(5,923)	(80,309)
Exercise	—	—	—	—	(4,099)	—	(4,099)
BALANCE as of September 30, 2025 (Unaudited)	$—	$—	$10	$—	$116	$57	$183

The August 2020 Underwriters’ Warrants, the February 2021 Placement Agent Warrants, the February 2021 ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of September 30, 2025 and March 31, 2025.

	As of September 30, 2025
	February 10, 2021		May 13, 2021		November 10, 2021
	Placement			Placement		Placement
	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable*	3,804	1,522	55,319	4,149	639,631	5,515
Valuation date	9/30/2025	9/30/2025	9/30/2025	9/30/2025	9/30/2025	9/30/2025
Exercise price*	$138.00	$172.50	$105.00	$105.00	$2.16	$68.00
Stock price*	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Expected term (years)	0.36	0.36	0.62	0.62	1.11	1.11
Risk-free interest rate	2.27%	2.27%	3.44%	3.44%	3.67%	3.67%
Expected volatility	119%	119%	119%	119%	119%	119%

	As of March 31, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	3,181	3,804	1,522	55,319	4,149	2,778,315	5,515
Valuation date	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025
Exercise price*	$62.50	$138.00	$172.50	$105.00	$105.00	$2.16	$68.00
Stock price*	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90
Expected term (years)	0.35	0.87	0.87	1.12	1.12	1.61	1.61
Risk-free interest rate	1.39%	3.49%	3.49%	4.01%	4.01%	4.21%	4.21%
Expected volatility	112%	112%	112%	112%	112%	112%	112%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

As of September 30, 2025 and March 31, 2025, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, restricted cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments As of September 30, 2025 and March 31, 2025.

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

(g) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for accounts receivable.

(h) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of September 30, 2025 and March 31, 2025, finance lease receivables consisted of the following:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Minimum lease payments receivable	$190,088	$293,872
Less: Unearned interest	(74,321)	(104,340)
Financing lease receivables	$115,767	$189,532
Finance lease receivables, current	$105,131	$166,339
Finance lease receivables, non-current	$10,636	$23,193

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2025 are as follows:

Minimum future payments receivable
Twelve months ending September 30, 2026	$153,328
Twelve months ending September 30, 2027	36,760
Total	$190,088

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2025 and 2024, the Company did not recognize impairment for property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2025 and 2024, there was no impairment of intangible assets.

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

As of September 30, 2025, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 13,100 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2025, the Company’s pricing interest rate was 6.0% per annum.

Contract liability

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized for the six months ended September 30, 2025 and 2024 that was previously included in the advances from customers balances as of March 31, 2025 and March 31, 2024 was $120,831 and $116,488, respectively.

The Company’s advances from customers amounted to $115,646 and $124,623 as of September 30, 2025 and March 31, 2025, respectively.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$747,515	$584,418	$1,442,918	$1,340,733
- Service fees from NEVs leasing	111,115	51,694	194,559	73,788
- Monthly services commissions	24,058	30,681	59,883	56,935
- Financing revenues	18,849	26,853	41,180	49,029
- Default revenue	21,291	24,931	31,520	47,695
- Service fees from automobile purchase services	7,666	5,165	8,936	26,903
- Other service fees	5,850	22,138	17,447	29,806
Total Revenues	$936,344	$745,880	$1,796,443	$1,624,889

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

The Company’s review on the impairment of its ROU assets is consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended September 30, 2025 and 2024, the Company did not recognize impairment loss on its finance lease ROU assets.

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

(p) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2025 and March 31, 2025, approximately $4,000 and $1,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. As of September 30, 2025 and March 31, 2025, approximately $638,000 and $760,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $70,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of September 30, 2025 and March 31, 2025, the Company record no allowance for credit losses against accounts receivable.

2)	Foreign currency risk

As of September 30, 2025 and March 31, 2025 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $7,000 and $1,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB appreciated from 7.26 RMB into US$1.00 on March 31, 2025 to 7.12 RMB into US$1.00 on September 30, 2025.

(q) Comparability and reclassification adjustments

The Company has reclassified certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2024 to conform to the current period’s presentation. The results of discontinued operations for the three and six months ended September 30, 2024 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item for all periods presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the three and six months ended September 30, 2024 were separately presented in the unaudited condensed consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP.

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

4. DISCONTINUED OPERATIONS

Discontinued operations - P2P lending services business

Since October 2019, the Company has discontinued its online P2P lending services business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of Online P2P lending services, whose change was due to the effect of exchange rate changes as of September 30, 2025 and March 31, 2025:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$470,602	$461,672

Discontinued operations – Online ride-hailing platform service

Since August 2024, the Company has discontinued its online ride-hailing platform service business. Carrying amounts of major classes of liabilities was included as part of discontinued operations of online ride-hailing platform service as of September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
	(Unaudited)
Current liabilities
Accrued expenses and other liabilities	$42,650	$56,680

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$100,850	$—	$344,241
Cost of revenues	—	(71,199)	—	(247,025)
Gross profit	—	29,651	—	97,216
Operating expenses
Selling, general and administrative expenses	—	(80,167)	—	(166,937)
Provision for credit losses	—	(173,278)	—	(173,278)
Total operating expenses	—	(253,445)	—	(340,215)
Loss from operations	—	(223,794)	—	(242,999)
Other income, net	—	37,017	—	33,214
Interest expense	—	(2,512)	—	(8,372)
Loss before income taxes	—	(189,289)	—	(218,157)
Income tax benefit	—	2,575	—	4,510
Net loss from discontinued operations	$—	$(186,714)	$—	$(213,647)

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2025 and 2024 are as follows:

	For the Six Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$—	$(73,478)

Net cash provided by investing activities from discontinued operations	$—	$49

Net cash used in financing activities from discontinued operations	$—	$(82,026)

5. ACCOUNTS RECEIVABLE

Accounts receivable includes rental receivables due from operating lessees. It also includes a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of September 30, 2025 and March 31, 2025, accounts receivable were comprised of the following:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Receivables of operating lease	$25,759	$19,845
Receivables of automobile sales due from automobile purchasers	—	1,282
Total Accounts receivable	$25,759	$21,127

Movement of allowance for credit losses for the six months ended September 30, 2025 and for the year ended March 31, 2025 are as follows:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Beginning balance	$—	$1,545
Write off	—	(1,538)
Translation adjustment	—	(7)
Ending balance	$—	$—

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS, NET

As of September 30, 2025 and March 31, 2025, the prepayments, other receivables and other current assets, net were comprised of the following:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Purchase contract termination refund (i)	$309,032	$440,972
Deposits (ii)	239,404	273,182
Prepaid expenses (iii)	326,246	273,405
Value added tax (“VAT”) recoverable (iv)	7,742	40,065
Employee advances	—	413
Others	375	4,110
Less: Allowance for credit losses	—	(17,063)
Total prepayments, other receivables and other current assets, net	$882,799	$1,015,084

Movement of allowance for credit losses for the six months ended September 30, 2025 and for the year ended March 31, 2025 are as follows:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Beginning balance	$17,063	$20,474
Write off	(17,210)	(3,327)
Translation adjustment	147	(84)
Ending balance	$—	$17,063

(i)	Purchase contract termination refund

The balance of Purchase contract termination refund represented the part of the purchase prepayments originally made for automobile purchase, which will be refunded before March 31, 2026 due to the termination of automobile purchase.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of September 30, 2025 and March 31, 2025, the allowance for credit losses of $0 and $17,063, respectively, was recorded against the security deposits not returned for more than one year after the end of the cooperation. During the six months ended September 30, 2025, the Company fully wrote off the security deposits balance.

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

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2025 and March 31, 2025 consist of the following:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Automobiles	$4,353,395	$4,356,020
Office equipment, fixtures and furniture	64,496	63,272
Computer equipment	17,033	25,758
Subtotal	4,434,924	4,445,050
Less: accumulated depreciation	(3,204,358)	(2,792,129)
Total property and equipment, net	$1,230,566	$1,652,921

Depreciation expense for the three and six months ended September 30, 2025 were $219,626 and $439,256, respectively.

Depreciation expense for the three and six months ended September 30, 2024 were $228,626 and $463,441, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2025 and March 31, 2025 consisted of the following:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Software	$791,849	$791,055
Less: accumulated amortization	(454,349)	(416,055)
Total intangible assets, net	$337,500	$375,000

Amortization expense for the three and six months ended September 30, 2025 were $18,750 and $37,500, respectively.

Amortization expense for the three and six months ended September 30, 2024 were $18,750 and $37,528, respectively.

The following table sets forth the Company’s amortization expense for the next five years as of September 30, 2025:

Amortization expenses
Twelve months ending September 30, 2026	$75,000
Twelve months ending September 30, 2027	75,000
Twelve months ending September 30, 2028	75,000
Twelve months ending September 30, 2029	75,000
Twelve months ending September 30, 2030	37,500
$337,500

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	March 31,
	2025	2025
	(Unaudited)
Accrued payroll and welfare	$1,507,894	$1,599,205
Payables to drivers from aggregation platforms (i)	899,991	802,910
Deposits (ii)	729,211	711,997
Accrued expenses (iii)	429,501	520,876
Other taxes payable	118,833	111,869
Payables for expenditures on automobile transaction and related services	10,723	9,955
Other payables	1,748	581
Total accrued expenses and other liabilities	$3,697,901	$3,757,393

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

The contributions made by the Company were $29,505 and $60,809 for the three and six months ended September 30, 2025, respectively, from operations of the Company. The contributions made by the Company were $39,805 and $77,811 for the three and six months ended September 30, 2024, respectively, from operations of the Company.

As of September 30, 2025 and March 31, 2025, the Company did not make adequate employee benefit contributions in the amount of $311,859 and $522,513, respectively.

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

August 2020 Underwriters’ Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2025, there were 3,181 underwriters’ warrants outstanding with fair value of $21, and the exercise price of those warrants was adjusted to $62.50. During the three months ended September 30, 2025, no change of fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss and the remaining 3,181 underwriters’ warrants has expired. During the six months ended September 30, 2025, the change of fair value was a gain of $21 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities. During the three and six months ended September 30, 2024, the change of fair value was a gain of $599 and $1,024 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of September 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $21, respectively.

February 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of September 30, 2025 and March 31, 2025, there were 5,326 February 2021 registered direct offering warrants outstanding, and the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $138.00 and $172.50, respectively. During the three and six months ended September 30, 2025, the change of fair value was a gain of $0 and $219 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2024, the change of fair value was a gain of $597 and $1,048 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of September 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $219, respectively.

May 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of September 30, 2025 and March 31, 2025, there were 59,468 May 2021 registered direct offering warrants outstanding and the exercise price of those warrants was adjusted to $105.00. During the three and six months ended September 30, 2025, the change of fair value was a gain of $166 and $13,775 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2024, the change of fair value was a gain of $2,985 and $4,422 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of September 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $10 and $13,785, respectively.

November 2021 Private Placement Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of September 30, 2025 and March 31, 2025, there were 639,631 and 2,778,315 November 2021 Investors Warrants outstanding and the exercise price of those warrants was adjusted to $2.16.

On November 18, 2022, a holder of November 2021 private placement warrants exercised the warrants on a “cashless” basis. On June 11, 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $1.13 per share to purchase 200,000 shares of the Company’s common stock. In September 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $2.16 per share to purchase 53,357 shares of the Company’s common stock and six holders of November 2021 private placement warrants exercised the warrants on a “cashless” basis.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of September 30, 2025 and March 31, 2025, there were 5,515 and 5,515 November 2021 Placement Agent Warrants outstanding, respectively, and the exercise price of those warrants was adjusted to $68.00. During the three and six months ended September 30, 2025, the change of fair value was a gain of $2,961 and $66,294 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and six months ended September 30, 2024, the change of fair value was a loss of $11,308 and $21,908 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities, respectively. As of September 30, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $173 and $70,566, respectively.

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

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of September 30, 2025, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three and six months ended September 30, 2025 and 2024, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on July 29, 2025, the conversion price of the Preferred Shares was adjusted to $20.00. As of September 30, 2025 and March 31, 2025, there were 262 and 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $42,943 and $234,364 recorded as mezzanine equity, respectively. Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of September 30, 2025, 4,738 shares of Series A convertible preferred stock were converted into 223,583 shares of the Company’s common stock.

1-for- 10 shares reverse split on common stock

The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on July 29, 2025. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts and in the unaudited condensed consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 37 shares of common stock due to round up issue.

12. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the six months ended September 30, 2025 and 2024, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S. amounted to approximately $0.3 million and $0.5 million for the three and six months ended September 30, 2025, respectively, and amounted to approximately $0.2 million and $0.6 million for the three and six months ended September 30, 2024, respectively. As of September 30, 2025 and March 31, 2025, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.5 million and $7.9 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of September 30, 2025 and March 31, 2025, valuation allowances for deferred tax assets for U.S. income taxes were approximately $1.8 million and $1.7 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Senmiao Consulting, Sichuan Senmiao Ronglian Technology Co., Ltd. (“Sichuan Senmiao”), Hunan Ruixi, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Corenel, and Jiekai are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Net loss before income tax by jurisdiction as follows:

	For the Six Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
U.S.	$(529,051)	$(578,255)
PRC	(471,117)	(396,369)
Total net loss before income tax	$(1,000,168)	$(974,624)

For the three and six months ended September 30, 2025 and 2024, the Company had no current tax expense or deferred tax expense.

As of September 30, 2025 and March 31, 2025, the Company’s PRC entities from continuing operations had net operating loss carryforwards of approximately $12.3 million and $11.2 million, respectively, which will be available to offset future taxable income. As of September 30, 2025, these carryforwards will expire from 2026 through 2030, if not used. As of September 30, 2025 and March 31, 2025, valuation allowances for deferred tax assets for PRC income taxes were approximately $4.4 million and $4.1 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

The tax effects of temporary differences from continuing operations that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$3,075,923	$2,797,877
Net operating loss carryforwards in the U.S.	1,782,825	1,667,423
Allowance for credit losses	1,377,169	1,324,308
Others	6,522	6,398
Less: valuation allowance	(6,242,439)	(5,796,006)
Deferred tax assets, net	$—	$—

As of both September 30, 2025 and March 31, 2025, the Company’s PRC entities associated with discontinued operations had net operating loss carryforwards of approximately $0.3 million. Despite the fact that the net operating loss carryforwards arose from the Company discontinued operation, the Company may still benefit from them as potential deduction against future taxable income. As of September 30, 2025, such net operating loss from discontinued operations will expire in 2026, if not used. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will not be fully realized. As of September 30, 2025 and March 31, 2025, full valuation allowance is provided against the deferred tax assets related to the Company’s discontinued operations based upon management’s assessment as to their realization.

The tax effects of temporary differences from discontinued operations that give rise to the Company’s deferred tax assets are as follows:

	September 30, 2025	March 31, 2025
	(Unaudited)
Net operating loss carry forwards in the PRC	$79,286	$77,782
Less: valuation allowance	(79,286)	(77,782)
Total	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2025 and March 31, 2025, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and six months ended September 30, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

13. CONCENTRATION

Major Suppliers

For the three months ended September 30, 2025, two suppliers accounted for approximately 18.3% and 15.9% of the total costs of revenue from continuing operations of the Company. For the six ended September 30, 2025, three suppliers accounted for approximately 18.0%, 15.8%, and 10.2% of the total costs of revenue from continuing operations of the Company.

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

14. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Accounts receivable, a related party

As of September 30, 2025 and March 31, 2025, accounts receivable from a related party amounted to $8,592 and $7,924, respectively, represented balance due from operating lease revenue recognized from Chengdu Laobing Chuxing Automobile Leasing Co., Ltd. (“Laobing”), a related party of the Company.

2) Prepayment, a related party

As of September 30, 2025 and March 31, 2025, the balance of prepayment to a related party represented automobile lease prepayment made by the Company to Jinkailong, the Company’s equity investee company, with amount of $0 and $22,662, respectively.

3) Due from related parties

As of September 30, 2025 and March 31, 2025, balances due from related parties from the Company’s operations were comprised of the following:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Total due from related parties	$6,729,038	$6,723,887
Less: Allowance for credit losses	(5,391,992)	(5,165,699)
Due from related parties, net	$1,337,046	$1,558,188
Due from related parties, net, current	$410,396	$172,049
Due from a related party, net, non-current	$926,650	$1,386,139

As of September 30, 2025, balances due from Jinkailong, the Company’s equity investee company, was $1,010,932, net of allowance for credit losses, of which, $926,650 is to be repaid over a period from October 2026 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $576,113 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $434,819 represents the balance after offsetting the daily operation expenses paid by the Company’s subsidiary, Jiekai, on behalf of Jinkailong and the income collected by Jiekai on behalf of Jinkailong.

For the six months ended September 30, 2025, the decrease in the balance due from Jinkailong was primarily attributable to (1) $83,272 of the repayments, which was from the income collected by Jiekai on behalf of Jinkailong and partially offset by the daily operation expenses paid by Jiekai on behalf of Jinkailong during the six months ended September 30, 2025; and (2) $272,867 of the offsetting of other receivables and liabilities among Jiekai, Jinkailong and Corenel. Additionally, the service fees for sharing the venue and personnel resources with Jinkailong have been fully settled in cash, with no outstanding balance payable to Jinkailong as of September 30, 2025.

As of March 31, 2025, balances due from Jinkailong, the Company’s equity investee company, was $1,468,822, net of allowance for credit losses, of which, $1,386,139 is to be repaid over a period from April 2026 to December 2026, which was classified as due from a related party, net, non-current. The balances due from Jinkailong consist of outstanding balance of $998,036 as a result of Jinkailong’s deconsolidation on March 31, 2022 and $470,786 represents the balance after offsetting the daily operation expenses paid by the Company’s subsidiary, Jiekai, on behalf of Jinkailong and the income collected by Jiekai on behalf of Jinkailong.

Movement of allowance for credit losses due from Jinkailong for the six months ended September 30, 2025 and for the year ended March 31, 2025 are as follows:

	September 30,	March 31,
	2025	2025
	(Unaudited)
Beginning balance	$5,165,699	$3,099,701
Addition	125,046	2,093,199
Translation adjustment	101,247	(27,201)
Ending balance	$5,391,992	$5,165,699

On January 3, 2024, Xiang Hu, the Legal Representative of Sichuan Senmiao and a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months, which was extended for 12 months since January 3, 2025. As of September 30, 2025 and March 31, 2025, the outstanding balance was $79,765 and $81,098, respectively.

As of September 30, 2025 and March 31, 2025, balance of $8,428 and $8,268 due from Laobing represented a deposit for the Company leased automobiles from Laobing, respectively.

As of September 30, 2025, the balances of $237,921 represented an interest-free special reserve loan to Xi Wen, the CEO of the Company, which is used for the daily business and capital market activities of the Company.

4) Due to related parties

	September 30,	March 31,
	2025	2025
	(Unaudited)
Loan payable to a related party (i)	$—	$414
Other payable due to a related party (ii)	165,483	162,343
Other payable due to a related party (iii)	16,997	16,674
Total due to related parties	$182,480	$179,431

(i)	As of September 30, 2025 and March 31, 2025, the balances represented borrowings from Xi Wen, the CEO of the Company, of which, $0 and $414 are unsecured, interest free and due on demand, respectively.

(ii)	As of September 30, 2025 and March 31, 2025, the balances represented outstanding lease payments due to Hong Li, the Supervisor of Sichuan Senmiao, upon termination of existing lease. In July 2024, the Company signed a rent-free agreement with Li Hong, and the lease agreement period is from July 1, 2024 to July 31, 2025. A rent-free renewal lease contract was signed on August 1, 2025, which extended the rent-free lease to December 31, 2025.

(iii)	As of September 30, 2025 and March 31, 2025, the balances represented automobile lease payments to Laobing and a deposit for the Company leased automobiles to Laobing.

5) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	September 30,	March 31,
	2025	2025
	(Unaudited)
Operating lease right-of-use assets – a related party	$67,302	$6,910
Operating lease liabilities, current – a related party	$78,324	$10,365
Operating lease liabilities, non-current – a related party	$20,674	$—

In November 2018, Hunan Ruixi entered into an office lease agreement with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors serves as the legal representative and general manager. The original lease agreement with Dingchentai was terminated on July 1, 2019. The Company entered into another lease with Dingchentai on substantially similar terms on September 27, 2019, and a renewal lease contract was signed in June 2022 which extended the original lease to May 2025, another renewal lease contract was signed on June 2025 which extended the original lease to May 2027, with an annual rent of approximately $41,000, payable on a quarter basis.

2. Related Party Transactions

For the three and six months ended September 30, 2025, the Company incurred no rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to the rent-free lease contract. For the three and six months ended September 30, 2024, the Company incurred $0 and $4,516, respectively, in rental expenses to Hong Li, supervisor of Sichuan Senmiao, pursuant to three office lease agreements.

For the three and six months ended September 30, 2025, the Company incurred $10,680 and $20,908 in rental expenses, respectively, compared to $10,536 and $20,886 for the same periods in 2024, to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

During the three and six months ended September 30, 2025, Jiekai leased automobiles to Laobing and generated revenue of $29,842 and $53,899, respectively. While during the three and six months ended September 30, 2024, Corenel leased automobiles to Jinkailong and generated revenue of $3,622 and $8,865, respectively.

During the three months ended September 30, 2025, Jiekai leased automobiles from Corenel, Laobing and another related party, Sichuan Xindaoda Automobile Sales Service Co., Ltd. (“Xindaoda”), and had a rental cost of $10,420, $19,230 and $972, respectively. During the six months ended September 30, 2025, Jiekai leased automobiles from Jinkailong, Corenel, Laobing and Xindaoda, and had a rental cost of $2,108, $47,562, $38,309 and $2,239, respectively. While during the three and six months ended September 30, 2024, Jiekai leased automobiles from Jinkailong and had a rental cost of $17,334 and $18,961, respectively.

During the three and six months ended September 30, 2025, the Company incurred $230,935 and $448,646, respectively, in service fees to Jinkailong for sharing venue and personnel services provided by Jinkailong for automobile operating lease.

15. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (m), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the six months ended September 30, 2025 and 2024.

Lessee

As of September 30, 2025 and March 31, 2025, the Company has engaged in offices and parking lot which were classified as operating leases.

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

As of September 30, 2025, the weighted-average remaining operating term of its existing leases is approximately 1.67.

Operating and finance lease expenses consist of the following:

		For the Three Months Ended September 30,		For the Six Months Ended September 30,
	Classification	2025	2024	2025	2024
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating lease cost
Automobile lease costs	Cost of revenues	$322,200	$257,317	$620,170	$482,030
Lease expenses	Selling, general and administrative	14,873	22,740	29,248	51,523
Finance lease cost
Amortization of leased asset	Cost of revenue	—	59,696	19,709	118,757
Interest on lease liabilities	Interest expenses on finance leases	—	4,270	615	9,358
Total lease expenses		$337,073	$344,023	$669,742	$661,668

Operating lease costs for automobiles totaled $322,200 and $257,317 for the three months ended September 30, 2025 and 2024, respectively. Operating lease cost for automobiles totaled $620,170 and $482,030 for the six months ended September 30, 2025 and 2024, respectively.

Operating lease expenses for offices and showroom leases totaled $14,873 and $22,740 for the three months ended September 30, 2025 and 2024, respectively, of which $9,775 and $14,659 were amortization of leased asset for operating leases for the three months ended September 30, 2025 and 2024, respectively. Operating lease expense for office and showroom leases totaled $29,248 and $51,523 for the six months ended September 30, 2025 and 2024 respectively, of which $20,618 and $33,471 were amortization of leased asset for operating leases for the six months ended September 30, 2025 and 2024, respectively.

Interest expenses on finance leases totaled $0 and $615 for the three and six months ended September 30, 2025, respectively. Interest expenses on finance leases totaled $4,270 and $9,358 for the three and six months ended September 30, 2024, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
(Unaudited)
Twelve months ending September 30, 2026	$81,001
Twelve months ending September 30, 2027	21,131
Total lease payments	102,132
Less: discount	(3,134)
Present value of lease liabilities	$98,998

*	As of September 30, 2025 and March 31, 2025, the outstanding balance of operating lease liabilities due to a related party was $98,998 and $10,365, respectively.

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

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of September 30, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $492,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s operating segments for the three and six months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services	Services	Services
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$936,344	$745,880	$100,850
Depreciation and amortization	$248,151	$321,731	$17,150
Loss from operations	$(758,213)	$(615,747)	$(223,794)
Loss before income taxes	$(723,730)	$(238,739)	$(189,289)
Net loss	$(723,730)	$(238,739)	$(186,714)
Capital expenditure	$—	$—	$—

	For the Six Months Ended September 30,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services	Services	Services
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,796,443	$1,624,889	$344,241
Depreciation and amortization	$517,083	$653,197	$37,984
Loss from operations	$(1,369,503)	$(1,389,716)	$(242,999)
Loss before income taxes	$(1,000,168)	$(974,624)	$(218,157)
Net loss	$(1,000,168)	$(974,624)	$(213,647)
Capital expenditure	$—	$1,189	$—

18. SUBSEQUENT EVENTS

On November 13, 2025, the Company entered into a securities purchase agreement (the “PIPE SPA”) with certain non-U.S. investors (the “PIPE Purchasers”), pursuant to which the Company agreed to sell, and the PIPE Purchasers agreed to purchase, severally and not jointly, an aggregate of 500,000 shares of common stock of the Company, par value $0.0001 per share at an offering price of $ 1.32 per share (the “PIPE Offering”). The gross proceeds of the PIPE Offering are $660,000, before the deduction of customary expenses. The PIPE Offering was closed on November 14, 2025.

On November 14, 2025, the Company entered into a securities purchase agreement (the “Agreement”) with certain accredited investors (the “Investors”) providing for the issuance of 1,350,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), and 905,000 pre-funded warrants to purchase 905,000 shares of the Common Stock, at a purchase price of $1.26 per share, in a registered direct offering (the “Offering”) for aggregate gross proceeds of approximately $2.8 million. The Company also agreed to issue to the Investors, in a separate private placement, warrants to purchase up to 4,510,000 shares (the “Warrant Shares”) of the Common Stock (the “Warrants”). The Warrants may be issued by the Company upon the receipt of the stockholder’s approval (the “Stockholder Approval”), and will have a term of five and a half years (5.5 years), exercisable immediately upon issuance at an exercise price of $1.26 per share. The Offering is expected to close by November 21, 2025.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of September 30, 2025, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 2,234 automobiles under operating leases and 197 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three and six months ended September 30, 2025 and 2024, respectively:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	Number of		Number of		Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	715	$748,000	596	$584,000	751	1,443,000	627	$1,341,000
Auto Commissions	—	$24,000	—	$31,000	—	60,000	—	$57,000
Auto Financing	53	$19,000	51	$27,000	59	41,000	51	$49,000
Other Services	>730	$145,000	>600	$104,000	>790	252,000	>610	$178,000

*	The number was rounded to the nearest thousand for disclosure purpose.

During the three months ended September 30, 2025, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 79.8%, 2.6%, 2.0% and 15.6% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 78.4%, 4.1%, 3.6%, and 13.9% for the three months ended September 30, 2024, respectively. During the six months ended September 30, 2025, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 80.3%, 3.3%, 2.3%, and 14.1% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 82.5%, 3.5%, 3.0%, and 11.0% for the six months ended September 30, 2024, respectively.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of September 30, 2025, we had two employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the three and six months ended September 30, 2025. To meet the demand in Chengdu and Changsha, we have purchased and leased automobiles from third parties for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2025, for parking and management of automobiles for operating lease, we had one parking lot and three employees in Changsha, and we also share the parking lot with our equity investee company, Jinkailong in Chengdu. During the three months ended September 30, 2025 and 2024, the average utilization of the automobiles for operating lease was approximately 91.9% and 80.4%, respectively. During the six months ended September 30, 2025 and 2024, the average utilization of the automobiles for operating lease was approximately 89.9% and 85.2%, respectively.

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

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of September 30, 2025, we had accounts receivable of operating lease of approximately $26,000 in total. Besides, during the three and six months ended September 30, 2025, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the three and six months ended September 30, 2025. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default expenses from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our financing leases are not collateralized by us. As of September 30, 2025, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of September 30, 2025, approximately 393 online ride-hailing platforms have obtained booking taxi operating licenses, representing an increase of approximately 9% as compared with the one as of September 30, 2024. And the total volume of online ride-hailing orders was approximately 758 million in September 2025 in China, representing a decrease of approximately 26% as compared with the one as of September 30, 2024. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China as of December 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

However, approximately 40% of ride-hailing drivers who leased our automobiles or used our services have not obtained the driver’s license for online ride-hailing services as of September 30, 2025 while all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. Meanwhile, during the three and six months ended September 30, 2025, Gaode conducted several rounds of compliance checks in Chengdu and other cities and reduced the number of orders dispatched platforms that allowed drivers to provide services without appropriate licenses or certificates. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the three months ended September 30, 2025 Compared to the three months ended September 30, 2024

	For the Three Months Ended
	September 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$936,344	$745,880	$190,464
Cost of revenues	(662,256)	(648,981)	(13,275)
Gross profit	274,088	96,899	177,189
Operating expenses
Selling, general and administrative expenses	(907,255)	(530,651)	(376,604)
Provision for credit losses	(125,046)	(181,995)	56,949
Total operating expenses	(1,032,301)	(712,646)	(319,655)
Loss from operations	(758,213)	(615,747)	(142,466)
Other income, net	31,356	388,405	(357,049)
Interest expense on finance leases	—	(4,270)	4,270
Change in fair value of derivative liabilities	3,127	(7,127)	10,254
Loss before income taxes expense	(723,730)	(238,739)	(484,991)
Income tax expense	—	—	—
Net loss from continuing operations	$(723,730)	$(238,739)	$(484,991)

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$747,515	$584,418
- Service fees from NEVs leasing	111,115	51,694
- Monthly services commissions	24,058	30,681
- Default revenue	21,291	24,931
- Financing revenues	18,849	26,853
- Service fees from automobile purchase services	7,666	5,165
- Other service fees	5,850	22,138

Total Revenue	$936,344	$745,880

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue, financing revenues, service fees from automobile purchase services, and other services fees, which accounted for approximately 79.8%, 11.9%, 2.6%, 2.3%, 2.0%, 0.8% and 0.6%, respectively, of the total revenue during the three months ended September 30, 2025. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, service fees from automobile purchase services and other services fees, which accounted for approximately 78.4%, 6.9%, 4.1%, 3.6%, 3.3%, 0.7% and 3.0%, respectively, of the total revenue during the three months ended September 30, 2024.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles and sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase in rental income of $163,097 or approximately 27.9% during the three months ended September 30, 2025 was mainly due to the increase in number of automobiles leased for operating lease. We leased over 710 automobiles with an average monthly rental income of approximately $402 per automobile, resulting in a rental income of $747,515, including rental income of $29,842 from a related party, for the three months ended September 30, 2025. We leased approximately 596 automobiles with an average monthly rental income of approximately $405 per automobile, resulting in a rental income of $584,418, including rental income of $3,622 from another related party, for the three months ended September 30, 2024.

Service fees from NEVs leasing

We generated revenues of $111,115 and $51,694 from leasing NEVs by charging leases service fees during the three months ended September 30, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

We generated revenues of $24,058 and $30,681 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended September 30, 2025 and 2024, respectively.

Default revenue

We generated default revenues of $21,291 and $24,931 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended September 30, 2025 and 2024, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $18,849 from an average monthly number of 50 automobiles and $26,853 from an average monthly number of 48 automobiles during the three months ended September 30, 2025 and 2024, respectively. The decrease was due to the monthly payment we charged to customers decreased during the three months ended September 30, 2025.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $7,666 and $5,165 from the automobile purchase services during the three months ended September 30, 2025 and 2024, respectively. The increase was due to the number of automobiles purchase transactions increased to 6 during the three months ended September 30, 2025 from 3 in the same period in 2024.

We generate other revenues from other miscellaneous service fees charged to our customers during the three months ended September 30, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues increased by $13,275 or approximately 2.0% during the three months ended September 30, 2025 as compared with the three months ended September 30, 2024, mainly due to an increase in the monthly average number of the automobiles leased for operating lease from 292 in the three months ended September 30, 2024 to 343 in the three months ended September 30, 2025. During the three months ended September 30, 2025 and 2024, we paid $30,633 and $17,334, respectively, to related parties for costs of automobiles under operating leases.

Gross Profit

We had gross profit of $274,088 and $96,899, respectively, during the three months ended September 30, 2025 and 2024. The increase of $177,189 was mainly due to the increase in gross profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit (loss) by major revenue source for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
- Auto Operating Leasing	$85,259	$(64,563)
- Other Automobile transaction and related Services	188,829	161,462
Total Gross Profit	$274,088	$96,899

We had a gross profit of $85,259 from our Auto Operating Leasing during the three months ended September 30, 2025, which increased by $149,822 from a gross loss of $64,563 in the three months ended September 30, 2024. The increase was attributable to the average utilization of the automobiles for operating lease increased from 80.4% in the three months ended September 30, 2024 to 91.9% in the three months ended September 30, 2025. As the gross margin of the revenues from our Auto Business increased during the three months ended September 30, 2025, our overall gross profit margin increased to approximately 29.3% from approximately 13.0% during the three months ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $530,651 for the three months ended September 30, 2024 to $907,255 for the three months ended September 30, 2025, representing an increase of $376,604, or approximately 71.0%. The increase mainly consisted of (1) the increase of $413,362 in professional service fees such as financial, market consulting and outsourced operating services related to automobile lease, mainly attributable to the streamlining of the workforce in Chengdu, thereby sharing venue and personnel resources with Jinkailong, which resulted in the corresponding service fee obligations; and (2) an increase of $35,802 in miscellaneous expense for the three months ended September 30, 2025; partly offset by (3) a decrease of $72,560 in salary and employee benefits as the average monthly number of our employees decreased from 60 for the three months ended September 30, 2024 to 36 for the three months ended September 30, 2025.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $125,046 and $181,995 against receivables from Jinkailong for the three months ended September 30, 2025 and 2024, respectively.

Other income, net

For the three months ended September 30, 2025, we had other income, net of $31,356, which primarily consist of the (1) penalty income of approximately $20,000 from the customers; and (2) the miscellaneous other income, net of approximately $11,000.

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

Interest Expense on Finance Leases

Interest expense on finance leases for the three months ended September 30, 2025 and 2024 was $0 and $4,270, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel, our former subsidiary, leased from a third-party company.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2025 and 2024 was a gain of $3,127 and a loss of $7,127, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$—	$599
- February 2021 registered direct offering	—	597
- May 2021 registered direct offering	166	2,985
- November 2021 private placement	2,961	(11,308)
Total Change in Fair Value of Derivative Liabilities	$3,127	$(7,127)

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the three months ended September 30, 2025 and 2024.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended September 30, 2025 was $723,730, representing an increase of $484,991 from net loss of $238,739 for the three months ended September 30, 2024.

Results of Continuing Operations for the six months ended September 30, 2025 Compared to the six months ended September 30, 2024

	For the Six Months Ended
	September 30,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$1,796,443	$1,624,889	$171,554
Cost of revenues	(1,325,400)	(1,275,020)	(50,380)
Gross profit	471,043	349,869	121,174
Operating expenses
Selling, general and administrative expenses	(1,715,500)	(1,384,149)	(331,351)
Provision for credit losses	(125,046)	(355,436)	230,390
Total operating expenses	(1,840,546)	(1,739,585)	(100,961)
Loss from operations	(1,369,503)	(1,389,716)	20,213
Other income, net	289,641	439,864	(150,223)
Interest expense on finance leases	(615)	(9,358)	8,743
Change in fair value of derivative liabilities	80,309	(15,414)	95,723
Loss before income taxes expense	(1,000,168)	(974,624)	(25,544)
Income tax expense	—	—	—
Net loss from continuing operations	$(1,000,168)	$(974,624)	$(25,544)

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

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2025 and 2024, respectively:

	For the Six Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$1,442,918	$1,340,733
- Service fees from NEVs leasing	194,559	73,788
- Monthly services commissions	59,883	56,935
- Financing revenues	41,180	49,029
- Default revenue	31,520	47,695
- Service fees from automobile purchase services	8,936	26,903
- Other service fees	17,447	29,806

Total Revenue	$1,796,443	$1,624,889

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, service fees from automobile purchase services, and other services fees, which accounted for approximately 80.3%, 10.8%, 3.3%, 2.3%, 1.8%, 0.5% and 1.0%, respectively, of the total revenue during the six months ended September 30, 2025. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, service fees from automobile purchase services and other services fees, which accounted for approximately 82.5%, 4.5%, 3.5%, 3.0%, 2.9%, 1.7% and 1.9%, respectively, of the total revenue during the six months ended September 30, 2024.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles and sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The increase in rental income of $102,185 or approximately 7.6% during the six months ended September 30, 2025 was mainly due to the increase in number of automobiles leased for operating lease. We leased over 750 automobiles with an average monthly rental income of approximately $401 per automobile, resulting in a rental income of $1,442,918, including rental income of $53,899 from a related party, for the six months ended September 30, 2025. While we leased approximately 627 automobiles with an average monthly rental income of approximately $413 per automobile, resulting in a rental income of $1,340,733, including rental income of $8,865 from another related party, for the six months ended September 30, 2024.

Service fees from NEVs leasing

We generated revenues of $194,559 and $73,788 from leasing NEVs by charging leases service fees during the six months ended September 30, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

We generated revenues of $59,883 and $56,935 from the monthly management and related services provided to our Partner Platforms and other companies during the six months ended September 30, 2025 and 2024, respectively.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $41,180 from an average monthly number of 51 automobiles and $49,029 from an average monthly number of 43 automobiles during the six months ended September 30, 2025 and 2024, respectively. The decrease was due to the monthly payment we charged to customers decreased during the six months ended September 30, 2025.

Default revenue

We generated default revenues of $31,520 and $47,695 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the six months ended September 30, 2025 and 2024, respectively.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $8,936 and $26,903 from the automobile purchase services during the six months ended September 30, 2025 and 2024, respectively. The decrease was due to the number of automobiles purchase transactions decreased to 7 during the six months ended September 30, 2025 from 19 in the same period in 2024.

We generate other revenues from other miscellaneous service fees charged to our customers during the six months ended September 30, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the amortization of ROUs, depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues increased by $50,380 or approximately 4.0% during the six months ended September 30, 2025 as compared with the six months ended September 30, 2024, mainly due to an increase in the monthly average number of the automobiles leased for operating lease from 279 in the six months ended September 30, 2024 to 333 in the six months ended September 30, 2025. During the six months ended September 30, 2025 and 2024, we paid $90,272 and $18,961, respectively, to related parties for costs of automobiles under operating leases.

Gross Profit

We had gross profit of $471,043 and $349,869, respectively, during the six months ended September 30, 2025 and 2024. The following table sets forth the breakdown of gross profit by major revenue source for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
- Auto Operating Leasing	$117,518	$65,713
- Other Automobile transaction and related Services	353,525	284,156
Total Gross Profit	$471,043	$349,869

We had a gross profit of $117,518 from our Auto Operating Leasing during the six months ended September 30, 2025, which increased by $51,805 from a gross profit of $65,713 in the six months ended September 30, 2024. The increase was attributable to the average utilization of the automobiles for operating lease increased from 85.2% in the six months ended September 30, 2024 to 89.9% in the six months ended September 30, 2025. We had a gross profit of $353,525 from our Other Automobile transaction and related Services during the six months ended September 30, 2025, which increased by $69,369 from a gross profit of $284,156 in the six months ended September 30, 2024. The increase was attributable to our Service fees from NEVs leasing increased in the six months ended September 30, 2025 based on our timely product solutions in accordance which adjusted with different market conditions. As a result, our overall gross profit margin for the six months ended September 30, 2025 increased to approximately 26.2% from approximately 21.5% for the six months ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $1,384,149 for the six months ended September 30, 2024 to $1,715,500 for the six months ended September 30, 2025, representing an increase of $331,351, or approximately 23.9%. The decrease mainly consisted of (1) the increase of $553,279 in professional service fees such as financial, market consulting and outsourced operating services related to automobile lease, mainly attributable to the streamlining of the workforce in Chengdu, thereby sharing venue and personnel resources with Jinkailong, which resulted the corresponding service fee obligations; partly offset by (2) a decrease of $177,153 in salary and employee benefits as the average monthly number of our employees decreased from 62 for the six months ended September 30, 2024 to 37 for the six months ended September 30, 2025; and (3) a decrease of $44,775 in other miscellaneous expenses for the six months ended September 30, 2025.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $125,046 and $355,436 against receivables from Jinkailong for the six months ended September 30, 2025 and 2024, respectively.

Other income, net

For the six months ended September 30, 2025, we had other income, net of $289,641, which primarily consist of the (1) a gain of approximately $240,000 from disposal of Corenel; (2) penalty income of approximately $35,000 from the customers; (3) the miscellaneous other income, net of approximately $30,000; partially offset by (4) the expense of approximately $16,000 for processing automobile violation fines.

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

Interest Expense on Finance Leases

Interest expense on finance leases for the six months ended September 30, 2025 and 2024 was $615 and $9,358, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel, our former subsidiary, leased from a third-party company.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the six months ended September 30, 2025 and 2024 was a gain of $80,309 and a loss of $15,414, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the six months ended September 30, 2025 and 2024:

	For the Six Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$21	$1,024
- February 2021 registered direct offering	219	1,048
- May 2021 registered direct offering	13,775	4,422
- November 2021 private placement	66,294	(21,908)
Total Change in Fair Value of Derivative Liabilities	$80,309	$(15,414)

Income Tax Expense

Generally, our subsidiaries are subject to enterprise income tax on their taxable income in China at a rate of 25%. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries in China suffered losses and no tax expense was recorded for the six months ended September 30, 2025 and 2024.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the six months ended September 30, 2025 was $1,000,168, representing an increase of $25,544 from net loss of $974,624 for the six months ended September 30, 2024.

Results of Discontinued Operations for the three and six months ended September 30, 2025 Compared to the three and six months ended September 30, 2024

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$100,850	$—	$344,241
Cost of revenues	—	(71,199)	—	(247,025)
Gross profit	—	29,651	—	97,216
Operating expenses
Selling, general and administrative expenses	—	(80,167)	—	(166,937)
Provision for credit losses	—	(173,278)	—	(173,278)
Total operating expenses	—	(253,445)	—	(340,215)
Loss from operations	—	(223,794)	—	(242,999)
Other income, net	—	37,017	—	33,214
Interest expense	—	(2,512)	—	(8,372)
Loss before income taxes	—	(189,289)	—	(218,157)
Income tax benefit	—	2,575	—	4,510
Net loss from discontinued operations	$—	$(186,714)	$—	$(213,647)

The result of discontinued operations was the financial figures of our former subsidiary, XXTX. As of August 20, 2024, we deconsolidated XXTX and its business result was included in our online ride-hailing platform services before we deconsolidated its financial figures.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses from discontinued operations primarily consisted of (1) $29,081 in salary and employee benefits; (2) $15,186 in depreciation of office equipment and amortization of intangible assets; (3) $9,868 in entertainment, advertising and promotion; and (4) other miscellaneous expenses in the three months ended September 30, 2024.

Selling, general and administrative expenses from discontinued operations primarily consisted of (1) $64,859 in salary and employee benefits; (2) $37,733 in depreciation of office equipment and amortization of intangible assets; (3) $32,187 in entertainment, advertising and promotion; and (4) other miscellaneous expenses in the six months ended September 30, 2024.

Provision for credit losses

For the three and six months ended September 30, 2024, XXTX provided provision for credit losses of $173,278 against receivables from a prepaid software development fee and a deposit due to the termination on the development which resulting from the discontinuing of the business.

Other income, net

For the three and six months ended September 30, 2024, XXTX had other income, net of $37,017 and $33,214, respectively, which primarily due to the miscellaneous income in its daily operations.

Interest Expense

Interest expense from discontinued operations was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Income Tax Benefit

For the three and six months ended September 30, 2024, XXTX had deferred tax benefit of $2,575 and $4,510, respectively, resulted from deferred tax.

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

We had cash and cash equivalents of $676,980 as of September 30, 2025 as compared to $833,577 as of March 31, 2025. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive. We have considered whether there is substantial doubt about our ability to continue as a going concern due to (1) the net loss of approximately $1.0 million for the six months ended September 30, 2025; (2) accumulated deficit of approximately $45.9 million as of September 30, 2025; (3) the working capital deficit of approximately $2.6 million as of September 30, 2025.

Although we have completed one financing transaction with gross proceeds of $0.66 million as of the filing date of this Report and expect to complete another with gross proceeds of $2.8 million by November 21, 2025, we still determine there is substantial doubt about our ability to continue as a going concern. This is due to the cost incurred to obtain the financing and the planned settlement of payables, which result in the financing obtained not being sufficient for us to maintain a net working capital position for a reasonable period of time (i.e., one year from the filing date of these unaudited condensed consolidated financial statements). Given we are expected to sustain operating cash outflow, there is still substantial doubt on going concern. If we are unable to generate significant revenue, we may be required to curtail or cease its operations. We are trying to alleviate the going concern risk through the following sources:

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

	For the Six Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Net Cash (Used in) Provided by Operating Activities	$(392,547)	$192,349
Net Cash Used in Investing Activities	(224,174)	(271,201)
Net Cash Provided by (Used in) Financing Activities	416,008	(46,293)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	44,173	122,534
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	833,577	794,636
Cash, Cash equivalents and Restricted Cash, end of Period	$677,037	$792,025

Cash Flow in Operating Activities

For the six months ended September 30, 2025, net cash used in operating activities was $392,547 from continuing operations. While for the six months ended September 30, 2024, net cash provided by operating activities was $192,349, which consisted of net cash inflows of $265,827 from continuing operations and net cash outflows of $73,478 from discontinued operations.

The increase of $658,374 in net cash used in operating activities from continuing operations for the six months ended September 30, 2025 as compared with the six months ended September 30, 2024 was primarily attributable to (1) decrease of $390,149 in the change of accrued expenses and other liabilities; (2) decrease of $230,390 in the provision for credit losses; (3) decrease of $111,901 in amortization of right-of-use assets; (4) $95,723 in change in fair value of derivative liabilities from a loss of $15,414 for the six months ended September 30, 2024 to a gain of $80,309 for the six months ended September 30, 2025; (5) decrease of $66,451 in the change of accounts payable; and partially offset by (6) $151,397 in change of the gain from disposal of a subsidiary. Specifically, there was a one-off gain of $246,378 from disposal of Corenel during the six months ended September 30, 2025, whereas a gain of $397,775 from deconsolidation of XXTX during the six months ended September 30, 2024; (7) decrease of $106,858 in the change of prepayments, other receivables and other assets (included third parties and a related party).

Cash Flow in Investing Activities

For the six months ended September 30, 2025, we had net cash used in investing activities of $224,174, which consisted of: (1) the loan to a related party of $229,469; (2) the cash of $388 released upon disposal of Corenel; partially offset by (3) the proceeds from sales of the used-automobiles of $5,683.

For the six months ended September 30, 2024, we had net cash used in investing activities of $271,201, which consisted of the net outflows of $271,250 from continuing operations and net inflows of $49 from discontinued operations. The majority of net cash used in investing activities from continuing operations was (1) a loan to a related party of $137,897; (2) the cash of $148,481 released upon disposal of XXTX; (3) the purchase furniture for office purpose of $1,189; partially offset by (4) the proceeds from sales of the used-automobiles of $16,317.

Cash Flow in Financing Activities

For the six months ended September 30, 2025, we had net cash provided by financing activities of $416,008 from continuing operations, which consisted of: (1) net proceeds of $341,251 from the exercise of November 2021 Private Placement Warrants from an investor; (2) borrowings from a related party of $119,150; (3) repayments from a related party of $83,272; partially offset by (4) repayments to a related party of $127,665.

For the six months ended September 30, 2024, we had net cash used in financing activities of $46,293, which consisted net inflows of $35,733 from continuing operations and net outflows of $82,026 from discontinued operations. The majority of net cash provided by financing activities financing activities from continuing operations was consisted of: (1) borrowings from a related party of $33,582; and (2) repayments from a related party of $13,884; partially offset by (3) principal payments made for finance lease liabilities of $11,733.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of September 30, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards to the investment amounted to RMB3.5 million (approximately $492,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) accounts receivable, net; (ii) property and equipment, net; (iii) revenue recognition. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2025 Form 10-K for the disclosure of these accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

4.1	Form of Warrants (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

4.2	Form of Pre-funded Warrants (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.1	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Registered Direct Offering (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.2	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2025	Senmiao Technology Limited

	By:	/s/ Xi Wen
		Name:	Xi Wen
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2025	By:	/s/ Xiaoyuan Zhang
		Name:	Xiaoyuan Zhang
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)