Form 10-Q
period 2025-12-31
Senmiao Technology Ltd
filed 2026-02-13
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 6, 2026, there were 4,557,489 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Current assets
Cash and cash equivalents	$3,508,226	$701,302
Accounts receivable	1,213	8,963
Finance lease receivables, current	72,543	166,339
Prepayments, other receivables and other current assets	749,655	781,587
Due from a related party, net, current	—	81,098
Current assets - discontinued operations	—	499,473
Total current assets	4,331,637	2,238,762

Property and equipment, net	1,027,780	1,649,987

Other assets
Operating lease right-of-use assets, net, a related party	55,824	6,910
Intangible assets, net	318,750	375,000
Finance lease receivables, non-current	7,176	23,193
Due from a related party, net, non-current	—	422,064
Other assets - discontinued operations	—	1,084,876
Total other assets	381,750	1,912,043

Total assets	$5,741,167	$5,800,792

LIABILITIES, MEZZANNIE EQUITY AND EQUITY
Current liabilities
Accounts payable	$102,190	$124,470
Advances from customers	82,356	103,897
Accrued expenses and other liabilities	1,562,117	1,771,072
Due to a related party	142,998	414
Operating lease liabilities, current - a related party	46,295	10,365
Derivative liabilities	3	84,591
Current liabilities - discontinued operations	—	3,123,363
Total current liabilities	1,935,959	5,218,172

Other liabilities
Operating lease liabilities, non-current - a related party	10,211	—
Total other liabilities	10,211	—

Total liabilities	1,946,170	5,218,172

Commitments and contingencies (note 16)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 991 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively)	42,943	234,364

Stockholders’ equity (deficit)
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 4,557,489 and 1,051,804 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively) *	456	105
Additional paid-in capital	48,226,206	43,951,069
Accumulated deficit	(46,959,942)	(45,109,573)
Accumulated other comprehensive loss	(869,464)	(1,697,164)
Total Senmiao Technology Limited stockholders’ equity (deficit)	397,256	(2,855,563)

Non-controlling interests	3,354,798	3,203,819

Total equity	3,752,054	348,256

Total liabilities, mezzanine equity and equity	$5,741,167	$5,800,792

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$358,684	$451,447	$1,219,628	$1,476,238
Cost of revenues	(309,204)	(345,518)	(994,987)	(1,020,326)
Gross profit	49,480	105,929	224,641	455,912

Operating expenses
Selling, general and administrative expenses	(651,157)	(412,270)	(1,703,676)	(1,420,370)
Provision for credit losses	(244,908)	(104,700)	(427,764)	(199,365)
Stock-based compensation	(250,000)	—	(250,000)	—
Total operating expenses	(1,146,065)	(516,970)	(2,381,440)	(1,619,735)

Loss from operations	(1,096,585)	(411,041)	(2,156,799)	(1,163,823)

Other income
Other income, net	243,272	32,232	305,068	65,737
Change in fair value of derivative liabilities	180	121,314	80,489	105,900
Total other income, net	243,452	153,546	385,557	171,637

Loss before income tax expense	(853,133)	(257,495)	(1,771,242)	(992,186)

Income tax expense	—	—	—	—

Net Loss from continuing operations	(853,133)	(257,495)	(1,771,242)	(992,186)

Discontinued operations:
Loss before income taxes from operations of discontinued operations	(447,310)	(325,883)	(529,369)	(1,181,748)
Gain on disposal of discontinued operations	426,766	—	426,766	397,775
Income tax benefits	—	—	—	4,510
Net loss from discontinued operations	(20,544)	(325,883)	(102,603)	(779,463)

Net loss	(873,677)	(583,378)	(1,873,845)	(1,771,649)

Net (income) loss attributable to non-controlling interests	(163,552)	18,063	23,476	(178,535)

Net loss attributable to the Company’s stockholders	$(1,037,229)	$(565,315)	$(1,850,369)	$(1,950,184)

Net loss	$(873,677)	(583,378)	(1,873,845)	(1,771,649)

Other comprehensive loss
Foreign currency translation adjustment	(171,093)	(138,657)	(188,025)	(51,870)

Comprehensive loss	(1,044,770)	(722,035)	(2,061,870)	(1,823,519)

less: Total comprehensive income (loss) attributable to non-controlling interests	15,016	(14,722)	(172,293)	237,927

Total comprehensive loss attributable to stockholders	$(1,059,786)	$(707,313)	$(1,889,577)	$(2,061,446)

Weighted average number of common stock*
Basic and diluted	3,562,698	1,052,122	2,051,729	1,052,122
Net loss per share - basic and diluted*	(0.29)	(0.54)	(0.90)	(1.85)

Loss per share - basic and diluted
Continuing operations	$(0.28)	$(0.23)	$(0.85)	$(1.11)
Discontinued operations	$(0.01)	$(0.31)	$(0.05)	$(0.74)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended December 31, 2025 and 2024

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2024
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	1,051,804	$105	$43,951,069	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustment	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150
Net (loss) income	—	—	—	(711,449)	—	285,996	(425,453)
Foreign currency translation adjustment	—	—	—	—	93,056	26,767	119,823
BALANCE, September 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,769,137)	$(1,641,269)	$3,411,752	$2,952,520
Net loss	—	—	—	(565,315)	—	(18,063)	(583,378)
Foreign currency translation adjustment	—	—	—	—	(141,998)	3,341	(138,657)
BALANCE, December 31, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(43,334,452)	$(1,783,267)	$3,397,030	$2,230,485

	For the Nine Months Ended December 31, 2025
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(164,397)	—	(112,041)	(276,438)
Exercise of November 2021 Private Placement Warrants	20,000	2	225,998	—	—	—	226,000
Fair value of derivative liabilities upon exercise of warrants	—	—	3,196	—	—	—	3,196
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43,522)	(438)	(43,960)
BALANCE, June 30, 2025 (Unaudited)	1,108,312	$111	$44,371,680	$(45,273,970)	$(1,740,686)	$3,091,340	$448,475
Net loss	—	—	—	(648,743)	—	(74,987)	(723,730)
Exercise of November 2021 Private Placement Warrants	53,357	5	115,246	—	—	—	115,251
Cashless exercise of November 2021 Investor warrants into common stock	1,345,820	135	(135)	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	903	—	—	—	903
Foreign currency translation adjustments	—	—	—	—	26,871	157	27,028
BALANCE, September 30, 2025 (Unaudited)	2,507,489	$251	$44,487,694	$(45,922,713)	$(1,713,815)	$3,016,510	$(132,073)
Net loss	—	—	—	(1,037,229)	—	163,552	(873,677)
Issuance of common stock in PIPE Offering, net of issuance costs	500,000	50	659,942	—	—	—	659,992
Issuance of common stock for consulting services	200,000	20	249,980	—	—	—	250,000
Issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs	1,350,000	135	2,828,590	—	—	—	2,828,725
Foreign currency translation adjustments	—	—	—	—	(22,557)	(148,536)	(171,093)
Deconsolidation of discontinued operations	—	—	—	—	866,908	323,272	1,190,180
BALANCE, December 31, 2025 (Unaudited)	4,557,489	$456	$48,226,206	$(46,959,942)	$(869,464)	$3,354,798	$3,752,054

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,873,845)	$(1,771,649)
Net loss from discontinued operations	(102,603)	(779,463)
Net loss from continuing operations	(1,771,242)	(992,186)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	659,009	687,984
Stock compensation expense	250,000	—
Amortization of right-of-use assets	29,454	43,639
Amortization of intangible assets	56,250	56,250
Provision for credit losses	427,764	199,365
Gain on disposal of equipment	(4,133)	(4,030)
Gain from debt forgiveness	(212,581)	—
Loss from lease modification	—	20,449
Change in fair value of derivative liabilities	(80,489)	(105,900)
Change in operating assets and liabilities
Accounts receivable	7,900	7,961
Finance lease receivables	122,092	106,866
Prepayments, other receivables and other assets	51,505	77,153
Due from a related party	75,000	—
Accounts payable	(26,344)	78,699
Advances from customers	(24,865)	(17,541)
Accrued expenses and other liabilities	(320,127)	209,464
Operating lease liabilities	—	(7,574)
Operating lease liabilities – a related party	(32,289)	(41,603)
Net Cash (Used in) Provided by Operating Activities from Continuing Operations	(793,096)	318,996
Net Cash (Used in) Provided by Operating Activities from Discontinued Operations	(465,097)	229,446
Net Cash (Used in) Provided by Operating Activities	(1,258,193)	548,442

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(418)
Cash received from disposal of property and equipment	5,710	16,804
Loan to a related party	(229,469)	—
Net Cash Used in Investing Activities from Continuing Operations	(223,759)	16,386
Net Cash Provided by Investing Activities from Discontinued Operations	—	(464,594)
Net Cash Used in Investing Activities	(223,759)	(448,208)

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	341,251	—
Net proceeds from issuance of common stock in PIPE Offering	659,992	—
Net proceeds from issuance of common stock and pre-funded warrants in registered direct offering	2,828,725	—
Borrowings from related parties	277,165	79,872
Repayments to a related party	(127,514)	—
Net Cash Provided by Financing Activities from Continuing Operations	3,979,619	79,872
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	80,100	(97,400)
Net Cash Provided by (Used in) Financing Activities	4,059,719	(17,528)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	134,484	71,882

Net increase in cash, cash equivalents and restricted cash	2,712,251	154,588
Cash, cash equivalents and restricted cash, beginning of the period	833,577	794,636
Cash, cash equivalents and restricted cash, end of the period	3,545,828	949,224
Less: Cash, cash equivalents and restricted cash from discontinued operations	(37,602)	(95,503)
Cash and cash equivalents from continuing operations, end of the period	3,508,226	853,721

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Termination of right-of use assets and lease liabilities	$—	$46,762
Recognition of right-of-use assets and lease liabilities, a related party	76,973	—

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, end of the period	$3,508,226	$853,721
Cash, cash equivalent and restricted cash from discontinued operations, end of the period	$37,602	$95,503

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, beginning of the period	$701,302	$667,927
Restricted cash from continuing operations, beginning of the period	$—	$2,337
Cash and cash equivalent from discontinued operations, beginning of the period	$132,275	$124,372

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s majority owned subsidiaries, Hunan Ruixi Business Operation Management Co., Ltd., a PRC limited liability company and formerly known as Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), and Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”), a PRC limited liability company, an equity investee in which the Company holds 35% of the equity interests. The Company also operated the business through its former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd., a PRC limited liability company (“Corenel”), and its former majority owned subsidiary, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”).

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

In December 2025, the Company entered into a certain Acquisition Agreement (the “Sichuan Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited., a non-affiliated Hong Kong company (“HMST”). Pursuant to the Sichuan Acquisition Agreement, the Company sold 100% of the equity interests in its former wholly owned subsidiaries, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) and its subsidiaries, to the HMST for zero consideration (the “Disposition”). On December 31, 2025, the Disposition was completed and the Company disposed of its 100% equity interest in Yicheng and Senmiao Consulting (refer to Note 4). After the Disposition, the Company discontinued its own automobile transaction and related services in Sichuan Province in China.

The Company also used to operate online ride-hailing platform services through its own platform (known as Xixingtianxia) from October 2020 to August 2024, through Hunan Xixingtianxia Technology Co., Ltd., a PRC limited liability company (“XXTX”), which was a former wholly owned subsidiary of Senmiao Consulting. The Company’s ride hailing platform enabled qualified ride-hailing drivers to provide transportation services in several cities in China. On August 8, 2024, Senmiao Consulting entered into another Acquisition Agreement with Debt Assumption Takeover (the “XXTX Acquisition Agreement”) with Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of the Company’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao Consulting disposed its 100% equity interest in XXTX and its subsidiaries (refer to Note 4). After the disposition of XXTX, the Company operates its business in one segment.

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

As of December 31, 2025 and March 31, 2025, the continuing operations of the Company has outstanding balance due from Jinkailong amounted to $0 and $422,064, respectively, net of allowance for credit losses, which was classified as due from a related party, net, non-current (refer to Note 14).

As of December 31, 2025 and March 31, 2025, allowance for credit losses due from Jinkailong amounted to $2,483,315 and $1,971,045, respectively. During the three and nine months ended December 31, 2025, the continuing operations of the Company recorded provision for credit losses against the balance due from Jinkailong of $244,908 and $427,764, respectively. During the three and nine months ended December 31, 2024, the continuing operations of the Company recorded provision for credit losses against the balance due from Jinkailong of $104,700 and $199,365, respectively.

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

The Company’s business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $1.9 million for the nine months ended December 31, 2025; (2) accumulated deficit of approximately $47.0 million as of December 31, 2025; and (3) $1.3 million of net cash outflows in operating activities.

However, the Company’s liquidity position has been substantially improved by two financing transactions completed in November 2025. Specifically, the Company received cash proceeds of approximately $0.66 million from issuance of common stock in PIPE Offering and $2.8 million from issuance of common stock and pre-funded warrants in registered direct offering. As a result, the Company’s cash and cash equivalents as of December 31, 2025 increased by approximately $2.8 million as compared with that of September 30, 2025, and maintained a net working capital of approximately $2.4 million as of December 31, 2025.

Management evaluated the Company’s current liquidity and operating forecasts for the twelve months following the issuance of these unaudited condensed consolidated financial statements and has concluded that, as a result of the recent financing and improved cash flows, there was no substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of unaudited condensed consolidated financial statements for the quarterly period ended December 31, 2025.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheet as of December 31, 2025, the unaudited condensed consolidated statements of operations and comprehensive loss, and the unaudited condensed consolidated statements of changes in equity for the three and nine months ended December 31, 2025 and 2024, and the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2025 and 2024, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on July 10, 2025.

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

(b) Comparability and reclassification adjustments

The Company has reclassified certain comparative balances in the unaudited condensed consolidated balance sheet as of March 31, 2025 and certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2024 to conform to the current period’s presentation, as a result of the retrospective application of discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries (refer to Note 4) in accordance with ASC 205-20-45. The assets and liabilities of the discontinued operations have been classified as current assets of discontinued operations, other assets of discontinued operations, current liabilities of discontinued operations, and other liabilities of discontinued operations in the Unaudited condensed consolidated balance sheet as of March 31, 2025. The results of discontinued operations for the three and nine months ended December 31, 2024 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item for all periods presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the nine months ended December 31, 2024 were separately presented in the unaudited condensed consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP. The reclassifications and retrospective adjustments to the March 31, 2025 balances are unaudited.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	December 31,	March 31,
	2025	2025
Balance sheet items, except for equity accounts – RMB: US$1:	6.9931	7.2567

	For the Three months ended December 31,
	2025	2024
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.0889	7.1896

	For the Nine months ended December 31,
	2025	2024
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1600	7.1981

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and March 31, 2025:

	Carrying Value as of	Fair Value Measurement as of
	December 31,	December 31, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)			(Unaudited)
Derivative liabilities	$3	$—	$—	$3

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities	$84,591	$—	$—	$84,591

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2025 and for the year ended March 31, 2025:

	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2024	$3,219	$4,333	$80,636	$6,048	$179,520	$15,077	$288,833
Change in fair value of derivative liabilities	(3,198)	(4,114)	(67,813)	(5,086)	(114,934)	(9,097)	(204,242)
BALANCE as of March 31, 2025	21	219	12,823	962	64,586	5,980	84,591
Change in fair value of derivative liabilities	(21)	(219)	(12,823)	(962)	(60,485)	(5,979)	(80,489)
Exercise	—	—	—	—	(4,099)	—	(4,099)
BALANCE as of December 31, 2025 (Unaudited)	$—	$—	$—	$—	$2	$1	$3

The August 2020 Underwriters’ Warrants, the February 2021 Placement Agent Warrants, the February 2021 ROFR Warrants, the May 2021 Investors Warrants, the May 2021 Placement Agent Warrants, and the November 2021 Investors Warrants and November 2021 Placement Agent Warrants (all discussed below) are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of December 31, 2025 and March 31, 2025.

	As of December 31, 2025
	February 10, 2021		May 13, 2021		November 10, 2021
	Placement			Placement		Placement
	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable*	3,804	1,522	55,319	4,149	1,341,362	5,515
Valuation date	12/31/2025	12/31/2025	12/31/2025	12/31/2025	12/31/2025	12/31/2025
Exercise price*	$138.00	$172.50	$105.00	$105.00	$1.03	$68.00
Stock price*	$1.07	$1.07	$1.07	$1.07	$1.07	$1.07
Expected term (years)	0.11	0.11	0.36	0.36	0.86	0.86
Risk-free interest rate	3.67%	3.67%	3.59%	3.59%	3.51%	3.51%
Expected volatility	119%	119%	119%	119%	119%	119%

	As of March 31, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	3,181	3,804	1,522	55,319	4,149	2,778,315	5,515
Valuation date	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025
Exercise price*	$62.50	$138.00	$172.50	$105.00	$105.00	$2.16	$68.00
Stock price*	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90
Expected term (years)	0.35	0.87	0.87	1.12	1.12	1.61	1.61
Risk-free interest rate	1.39%	3.49%	3.49%	4.01%	4.01%	4.21%	4.21%
Expected volatility	112%	112%	112%	112%	112%	112%	112%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

As of December 31, 2025 and March 31, 2025, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from related parties, accounts payable, advance from customers, lease liabilities, accrued expenses and other liabilities, due to related parties, and operating and financing lease liabilities, which approximate their fair values because of the short-term nature of these instruments, and current liabilities of borrowings from a financial institution, which approximate their fair values because of the stated loan interest rate to the rate charged by similar financial institutions.

The non-current portion of finance lease receivables, operating and financing lease liabilities were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of December 31, 2025 and March 31, 2025.

Other than as listed above, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(f) Segment reporting

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

(g) Cash and cash equivalents

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

(h) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for any uncollectible accounts and do not bear interest, and are due on demand. The carrying value of accounts receivable is reduced by an allowance that reflects the Company’s best estimate of the amounts that will not be collected. An allowance for credit losses is recorded in the period when a loss is probable based on an assessment of specific evidence indicating collection is unlikely, historical bad debt rates, accounts aging, financial conditions of the customer and industry trends. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of December 31, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for accounts receivable.

(i) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of December 31, 2025 and March 31, 2025, finance lease receivables consisted of the following:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Minimum lease payments receivable	$132,624	$293,872
Less: Unearned interest	(52,905)	(104,340)
Financing lease receivables	$79,719	$189,532
Finance lease receivables, current	$72,543	$166,339
Finance lease receivables, non-current	$7,176	$23,193

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2025 are as follows:

Minimum future payments receivable
Twelve months ending December 31, 2026	$110,582
Twelve months ending December 31, 2027	22,042
Total	$132,624

(j) Property and equipment, net

Property and equipment primarily consist of computer equipment, office equipment, fixtures and furniture and automobiles, which are stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Computer equipment	2 - 5 years
Office equipment, fixture and furniture	3 - 5 years
Automobiles	3 - 5 years

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. For the three and nine months ended December 31, 2025 and 2024, the Company did not recognize impairment for property and equipment.

Costs of repairs and maintenance are expensed as incurred and asset improvements are capitalized. The cost and related accumulated depreciation and amortization of assets disposed of or retired are removed from the accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

(k) Intangible assets, net

Purchased intangible assets are recognized and measured at fair value upon acquisition. Separately identifiable intangible assets that have determinable lives continue to be amortized over their estimated useful lives using the straight-line method as follows:

Categories	Useful life
Software	5-10 years

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and nine months ended December 31, 2025 and 2024, there was no impairment of intangible assets.

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

As of December 31, 2025, the Company’s dilutive securities from the outstanding series A convertible preferred stock are convertible into 13,100 shares of common stock. This amount is not included in the computation of dilutive loss per share because their impact is anti-dilutive.

(m) Derivative liabilities

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

(n) Revenue recognition

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a bundled lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of December 31, 2025, the Company’s pricing interest rate was 6.0% per annum.

Contract liability

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized for the nine months ended December 31, 2025 and 2024 that was previously included in the advances from customers balances as of March 31, 2025 and March 31, 2024 was $99,780 and $119,128, respectively.

The Company’s advances from customers amounted to $82,356 and $103,897 as of December 31, 2025 and March 31, 2025, respectively.

Disaggregated information of revenues by business lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$317,153	$409,731	$1,076,175	$1,312,582
- Financing revenues	15,117	23,668	56,297	72,697
- Service fees from NEVs leasing	14,799	—	33,341	—
- Default revenue	5,831	7,711	23,320	27,294
- Monthly services commissions	3,427	3,828	14,422	16,353
- Service fees from automobile purchase services	—	2,959	8,936	29,862
- Other service fees	2,357	3,550	7,137	17,450
Total Revenues	$358,684	$451,447	$1,219,628	$1,476,238

Automobile transaction and related services

Operating lease revenues from automobile rentals –The Company generates revenue from leasing its own automobiles. The Company recognizes revenue wherein an automobile is transferred to the lessees and the lessees has the ability to control the asset, is accounted for under ASC Topic 842. Rental transactions are satisfied over the rental period and is recognized over time. As the operating lease revenue are variable in nature which is based on online ride-hailing drivers or third-parties’ performance for a certain period, the Company recognized the revenue from operating lease by using the output method based on periodic settlement between the Company and the online ride-hailing drivers or third-parties when such revenue is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Rental periods are short term in nature, generally are twelve months or less.

Financing revenues – Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Service fees from NEVs leasing – Services fees from NEVs leasing are paid by some lessees who rent new energy electric vehicles from the Company, which based on the product solutions. The service content includes: (1) introducing the current situation of the online ride-hailing industry; (2) guiding the lessees to open an account on Partner Platforms; (3) introducing online ride-hailing business and order-taking skills; (4) providing violation handling consultation, insurance claims consultation, and traffic accident legal consultation; etc.

Default revenue – The Company charged the lessees default expenses such as early-termination the contracts or other violation behaviors to the contracts. The default punishment is calculated and confirmed by the customers.

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

Service fees from automobile purchase services – Automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures, which is based on the sales price of the automobiles and relevant services provided.

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

(o) Leases – lessee

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

The Company’s review on the impairment of its ROU assets is consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended December 31, 2025 and 2024, the Company did not recognize impairment loss on its finance lease ROU assets.

(p) Stock-Based Compensation

The Company accounts for share-based payments issued in exchange for employee and non-employee services under ASC 718, Stock Compensation. Share-based payments issued to non-employees for goods or services are measured at the grant-date fair value of the equity instruments issued. For share-based awards that are not subject to vesting, forfeiture, or future service requirements, the full fair value of the awards is recognized as compensation expense on the issuance date.

(q) Discontinued operations

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

(r) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2025 and March 31, 2025, approximately $5,000 and $1,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. Approximately $2,269,000 was deposited with banks in Hong Kong as of December 31, 2025 which is insured by the Hong Kong government up to $103,000 (HKD800,000). As of December 31, 2025 and March 31, 2025, approximately $1,234,000 and $760,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $71,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of December 31, 2025 and March 31, 2025, the Company record no allowance for credit losses against accounts receivable.

2)	Foreign currency risk

As of December 31, 2025 and March 31, 2025 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $2,275,000 and $1,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB appreciated from 7.26 RMB into US$1.00 on March 31, 2025 to 6.99 RMB into US$1.00 on December 31, 2025.

(s) Recent accounting pronouncements not yet adopted

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

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$—	$—	$344,241
Cost of revenues	—	—	—	(247,025)
Gross profit	—	—	—	97,216
Operating expenses
Selling, general and administrative expenses	—	—	—	(166,937)
Provision for credit losses	—	—	—	(173,278)
Total operating expenses	—	—	—	(340,215)
Loss from operations	—	—	—	(242,999)
Other income, net	—	—	—	33,214
Interest expense	—	—	—	(8,372)
Loss before income taxes	—	—	—	(218,157)
Gain on disposal of discontinued operations				397,775
Income tax benefit	—	—	—	4,510
Net income from discontinued operations	$—	$—	$—	$184,128

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2025 and 2024 are as follows:

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$—	$(73,441)

Net cash provided by investing activities from discontinued operations	$—	$49

Net cash used in financing activities from discontinued operations	$—	$(82,074)

Discontinued operations - Automobile Transaction related Services in Sichuan

Prior to December 31,2025, the Company used to operate automobile transaction related services in Sichuan Province, China through Yicheng, Senmiao Consulting and its subsidiaries. In December 2025, the Company entered into the Sichuan Acquisition Agreement with HMST. Pursuant to the Sichuan Acquisition Agreement, the Company sold 100% of the equity interests in each of Yicheng and Senmiao Consulting to HMST for zero consideration. On December 31, 2025, the Disposition was completed and the Company disposed its 100% equity interest in Yicheng and Senmiao Consulting. After the disposition, the Company discontinued its operations in Sichuan Province in China. This decision was driven by recurring losses in Sichuan regional business area, which prompted the Company to strategically exit from its operations in Sichuan Province. In addition, the Company shall assume a total of $518,388 in debts of Yicheng, Senmiao Consulting and its subsidiaries. In connection with this Disposition, the long-term accumulation of local resources, industry reputation and market reputation of Yicheng, Senmiao Consulting and its subsidiaries in Sichuan can promote HMST quickly enter the local market, connect channels and partners, and reduce market development costs; at the same time, HMST can rationally utilize its mature entities and basic assets to reduce new establishment and operating costs. In accordance with ASC 205-20-45, the discontinuation of automobile transaction related services in Sichuan was accounted for as a discontinued operation, as it represented a strategic shift with a significant impact on the Company’s overall operations and financial results. Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries in consolidated balance sheet as of March 31, 2025 are as follows:

March 31, 2025
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$132,275
Accounts receivable	12,164
Accounts receivable, a related party	7,924
Prepayments, other receivables, and other current assets, net	233,497
Prepayment - a related party	22,662
Due from related parties, net, current	90,951
Total current assets	499,473

Other Assets
Property and equipment, net	2,934
Financing lease right-of-use assets, net	117,867
Due from a related party, net, non-current	964,075
Total other assets	1,084,876

Total assets	$1,584,349

LIABILITIES
Current liabilities
Accounts payable	$38,761
Advances from customers	20,726
Income tax payable	19,918
Accrued expenses and other liabilities	2,504,673
Due to related parties	179,017
Financing lease liabilities, current	360,268
Total current liabilities	3,123,363

Total liabilities	$3,123,363

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$411,374	$468,389	$1,346,873	$1,068,487
Cost of revenues	(280,098)	(397,931)	(919,715)	(998,143)
Gross profit	131,276	70,458	427,158	70,344
Operating expenses
Selling, general and administrative expenses	(265,090)	(103,096)	(928,071)	(479,145)
Provision for credit losses	(311,752)	(262,545)	(253,942)	(523,316)
Total operating expenses	(576,842)	(365,641)	(1,182,013)	(1,002,461)
Loss from operations	(445,566)	(295,183)	(754,855)	(932,117)
Other income (expenses), net	(1,744)	(27,335)	226,101	(18,751)
Interest expense on finance leases	—	(3,365)	(615)	(12,723)
Loss before income taxes	(447,310)	(325,883)	(529,369)	(963,591)
Gain on disposal of discontinued operations*	426,766	—	426,766	—
Income tax expenses	—	—	—	—
Net loss from discontinued operations	$(20,544)	$(325,883)	$(102,603)	$(963,591)

*	As of December 31, 2025, net deficit from discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries was $1,419,775. Together with the realized accumulated other comprehensive loss upon disposal of Yicheng, Senmiao Consulting and its subsidiaries and the loss of $518,388 from assuming debts, the Company recorded a total gain of $426,766 on disposal of Yicheng, Senmiao Consulting and its subsidiaries.

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the nine months ended December 31, 2025 and 2024 are as follows:

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities from discontinued operations	$(465,097)	$302,887

Net cash used in investing activities from discontinued operations	$—	$(464,643)

Net cash provided by (used in) financing activities from discontinued operations	$80,100	$(15,326)

5. ACCOUNTS RECEIVABLE

Accounts receivable includes rental receivables due from operating lessees. It also includes a portion of bundled lease arrangements on fixed minimum monthly payments to be paid by the automobile purchasers arising from automobile sales and services fees, net of unearned interest income, discounted using the Company’s lease pricing interest rates.

As of December 31, 2025 and March 31, 2025, accounts receivable was comprised of the following:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Receivables of operating lease	$1,213	$7,681
Receivables of automobile sales due from automobile purchasers	—	1,282
Total Accounts receivable	$1,213	$8,963

Movement of allowance for credit losses for the nine months ended December 31, 2025 and for the year ended March 31, 2025 are as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Beginning balance	$—	$1,545
Write off	—	(1,538)
Translation adjustment	—	(7)
Ending balance	$—	$—

There were no recoveries of accounts receivable that had been written off in prior periods during the nine months ended December 31, 2025.

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS

As of December 31, 2025 and March 31, 2025, the prepayments, other receivables and other current assets were comprised of the following:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Prepaid expenses (i)	$556,528	$256,291
Purchase contract termination refund (ii)	114,398	440,972
Deposits (iii)	75,879	79,801
Employee advances	—	413
Others	2,850	4,110
Total prepayments, other receivables and other current assets	$749,655	$781,587

Movement of allowance for credit losses for the nine months ended December 31, 2025 and for the year ended March 31, 2025 are as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Beginning balance	$—	$2,633
Write off	—	(2,634)
Translation adjustment	—	1
Ending balance	$—	$—

There were no recoveries of other receivables that had been written off in prior periods during the nine months ended December 31, 2025.

(i)	Prepaid expense

The balance of prepaid expense represented automobile purchase prepayments, automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense, etc. that will expire within one year.

(ii)	Purchase contract termination refund

The balance of purchase contract termination refund represented the part of the purchase prepayments originally made for automobile purchase, which will be refunded before March 31, 2026 due to the termination of automobile purchase.

(iii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of December 31, 2025 and March 31, 2025, no allowance for credit losses was recorded.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2025 and March 31, 2025 consist of the following:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Automobiles	$4,431,771	$4,356,020
Office equipment, fixtures and furniture	43,124	41,558
Subtotal	4,474,895	4,397,578
Less: accumulated depreciation	(3,447,115)	(2,747,591)
Total property and equipment, net	$1,027,780	$1,649,987

Depreciation expense for the three and nine months ended December 31, 2025 were $220,043 and $659,009, respectively.

Depreciation expense for the three and nine months ended December 31, 2024 were $225,782 and $687,984, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2025 and March 31, 2025 consisted of the following:

	December 31	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Software	$751,690	$751,628
Less: accumulated amortization	(432,940)	(376,628)
Total intangible assets, net	$318,750	$375,000

Amortization expense for the three and nine months ended December 31, 2025 were $18,750 and $56,250, respectively.

Amortization expense for the three and nine months ended December 31, 2024 were $18,750 and $56,250, respectively.

The following table sets forth the Company’s amortization expense for the next five years as of December 31, 2025:

Amortization expenses
Twelve months ending December 31, 2026	$75,000
Twelve months ending December 31, 2027	75,000
Twelve months ending December 31, 2028	75,000
Twelve months ending December 31, 2029	75,000
Twelve months ending December 31, 2030	18,750
$318,750

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Deposits (i)	$536,745	$540,424
Assumed liabilities of the disposed subsidiaries (ii)	518,388	—
Accrued expenses (iii)	163,827	484,407
Accrued payroll and welfare	122,154	689,783
Other taxes payable	39,954	49,464
Payables for expenditures on automobile transaction and related services	10,916	6,857
Other payables	170,133	137
Total accrued expenses and other liabilities	$1,562,117	$1,771,072

(i)	Deposits

The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(ii)	Assumed liabilities of the disposed subsidiaries

The assumed liabilities of the disposed subsidiaries represent the debts that the Company is required to assume pursuant to the Sichuan Acquisition Agreement in connection with the disposal of Yicheng, Senmiao Consulting and its subsidiaries (refer to note 4), which are repayable on demand or per contractual terms.

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

The contributions made by the Company were $22,454 and $53,759 for the three and nine months ended December 31, 2025, respectively, from Continuing operations of the Company. The contributions made by the Company were $16,863 and $52,858 for the three and nine months ended December 31, 2024, respectively, from Continuing operations of the Company.

As of December 31, 2025 and March 31, 2025, the Company did not make adequate employee benefit contributions in the amount of $46,886 and $43,919, respectively.

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

August 2020 Underwriters’ Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2025, there were 3,181 underwriters’ warrants outstanding with fair value of $21, and the exercise price of those warrants was adjusted to $62.50. During the nine months ended December 31, 2025, the change of fair value was a gain of $21 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities. While during the three months ended December 31, 2025, no change of fair value recognized and the remaining 3,181 underwriters’ warrants has expired. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $1,630 and $2,654 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $21, respectively.

February 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of December 31, 2025 and March 31, 2025, there were 5,326 February 2021 registered direct offering warrants outstanding, and the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $138.00 and $172.50, respectively. During the nine months ended December 31, 2025, the change of fair value was a gain of $219 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities. While during the three months ended December 31, 2025, no change of fair value recognized. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $2,077 and $3,125 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $219, respectively.

May 2021 Registered Direct Offering Warrants

Giving (1) retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively; and (2) the anti-dilution adjustment resulted from the registered direct offering completed on November 20, 2025, as of December 31, 2025 and March 31, 2025, there were 59,468 May 2021 registered direct offering warrants outstanding and the exercise price of those warrants was adjusted to $105.00. During the three and nine months ended December 31, 2025, the change of fair value was a gain of $10 and $13,785 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $40,663 and $45,085 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $13,785, respectively.

November 2021 Private Placement Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of December 31, 2025 and March 31, 2025, there were 1,341,362 and 2,778,315, respectively, November 2021 Investors Warrants outstanding and the exercise price of those warrants was adjusted to $1.03 and $2.16, respectively.

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

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of December 31, 2025 and March 31, 2025, there were 5,515 and 5,515 November 2021 Placement Agent Warrants outstanding, respectively, and the exercise price of those warrants was adjusted to $68.00.

During the three and nine months ended December 31, 2025, the change of fair value was a gain of $170 and $66,464, recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $76,944 and $55,036 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities, respectively. As of December 31, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $3 and $70,566, respectively.

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 12,727 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs will vest in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (iii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all RSUs with an aggregate of 1,273 was vested and 955 was settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2026 and the vested RSUs have been accounted in an expense and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of December 31, 2025, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three and nine months ended December 31, 2025 and 2024, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on July 29, 2025, the conversion price of the Preferred Shares was adjusted to $20.00. As of December 31, 2025 and March 31, 2025, there were 262 and 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $42,943 and $234,364 recorded as mezzanine equity, respectively. Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of December 31, 2025, 4,738 shares of Series A convertible preferred stock were converted into 223,583 shares of the Company’s common stock.

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

November 2025 PIPE Offering of common stock

On November 13, 2025, the Company entered into a securities purchase agreement (the “PIPE SPA”) with certain non-U.S. investors (the “PIPE Purchasers”), pursuant to which the Company agreed to sell, and the PIPE Purchasers agreed to purchase, severally and not jointly, an aggregate of 500,000 shares of common stock of the Company, par value $0.0001 per share at an offering price of $ 1.32 per share (the “PIPE Offering”). The gross proceeds of the PIPE Offering are $659,992, after deduction of customary expenses. The PIPE Offering was closed on November 14, 2025.

November 2025 Common stock issued for consulting services

In November 2025, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a consultant (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain consulting services. As compensation for such services, the Company agreed to issue the Consultant an aggregate of 200,000 shares of its common stock, par value $0.0001. These shares were valued at $250,000, based on the closing price of the Company’s common stock on the issuance date. Pursuant to the agreement, the shares issued to the Consultant are not subject to vesting or forfeiture. In addition, the Company has no recourse or substantial disincentives against the Consultant if services are terminated prior to the termination or expiration of the service period. As a result, the shares issued to the Consultant are required to be expensed on the issuance date in accordance with ASC 718. Accordingly, the Company recognized stock-based compensation expense of $250,000 during the nine months ended December 31, 2025.

November 2025 registered direct offering of common stock and pre-funded warrants

On November 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, providing for the issuance of 1,350,000 shares of common stock, par value $0.0001 per share, and 905,000 pre-funded warrants to purchase 905,000 shares of the Common Stock, at a purchase price of $1.26 per share, in a registered direct offering (the “Offering”) for aggregate gross proceeds of approximately $2.8 million. The Offering was closed on November 20, 2025. The pre-funded warrants have an exercise price of $0.0001 per share of Common Stock, are immediately exercisable and remain exercisable until exercised in full. As of the filing date of these unaudited condensed consolidated financial statements, the pre-funded warrants had not been exercised, and all such pre-funded Warrants remain outstanding in accordance with their terms.

12. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the nine months ended December 31, 2025 and 2024, the Company’s foreign subsidiaries in China were operating at loss and as such, did not record a liability for GILTI tax.

The Company’s net operating loss for U.S. income taxes from U.S. amounted to approximately $0.5 million and $1.0 million for the three and nine months ended December 31, 2025, respectively, and amounted to approximately $0.2 million and $0.8 million for the three and nine months ended December 31, 2024, respectively. As of December 31, 2025 and March 31, 2025, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.9 million and $7.9 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of December 31, 2025 and March 31, 2025, valuation allowances for deferred tax assets for U.S. income taxes were approximately $1.9 million and $1.7 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

PRC

Hunan Ruixi is subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

Hong Kong

Senmiao Technology (Hong Kong)., Limited (“Senmiao HK”) is subject to Hong Kong Profits Tax (“Profits Tax”) on the assessable profits in accordance with the relevant Hong Kong tax legislation. The applicable tax rate for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong.

Net loss before income tax by jurisdiction as follows:

	For the Nine Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
U.S.	$(1,452,234)	$(664,549)
PRC	(313,683)	(327,637)
Hong Kong	(5,325)	—
Total net loss before income tax	$(1,771,242)	$(992,186)

For the three and nine months ended December 31, 2025 and 2024, the Company had no current tax expense or deferred tax expense.

As of December 31, 2025 and March 31, 2025, the Company’s PRC entity had net operating loss carryforwards of approximately $1.2 million and $0.9 million, respectively, which will be available to offset future taxable income. As of December 31, 2025, these carryforwards will expire from 2026 through 2030, if not used. As of December 31, 2025 and March 31, 2025, valuation allowances for deferred tax assets for PRC income taxes were approximately $0.9 million and $0.7 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$307,694	$234,972
Net operating loss carryforwards in the U.S.	1,877,505	1,667,423
Allowance for credit losses	601,259	495,743
Less: valuation allowance	(2,786,458)	(2,398,138)
Deferred tax assets, net	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of December 31, 2025 and March 31, 2025, the Company did not have any unrecognized uncertain tax positions and the Company does not believe that its unrecognized tax benefits will change over the next twelve months. For the three and nine months ended December 31, 2025 and 2024, the Company did not incur any interest and penalties related to potential underpaid income tax expenses. According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

13. CONCENTRATION

Major Suppliers

For the three and nine months ended December 31, 2025, one supplier accounted for approximately 33.3% and 31.4% of the total costs of revenue from continuing operations of the Company, respectively.

For the three months ended December 31, 2024, one supplier accounted for approximately 29.6% of the total costs of revenue from continuing operations of the Company. For the nine months ended December 31, 2024, two suppliers accounted for approximately 29.8% and 11.5% of the total costs of revenue from continuing operations of the Company.

14. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Due from related parties

As of December 31, 2025 and March 31, 2025, balances due from related parties from the Company’s continuing operations were comprised of the following:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Total due from related parties	$2,483,315	$2,474,207
Less: Allowance for credit losses	(2,483,315)	(1,971,045)
Due from related parties, net	$—	$503,162
Due from a related party, net, current	$—	$81,098
Due from a related party, net, non-current	$—	$422,064

As of December 31, 2025 and March 31, 2025, balances due from Jinkailong, the Company’s equity investee company, was $0 and $422,064, respectively, net of allowance for credit losses. The balances were a result of Jinkailong’s deconsolidation on March 31, 2022.

Movement of allowance for credit losses due from Jinkailong for the nine months ended December 31, 2025 and for the year ended March 31, 2025 are as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Beginning balance	$1,971,045	$1,284,203
Addition	427,764	697,165
Translation adjustment	84,506	(10,323)
Ending balance	$2,483,315	$1,971,045

On January 3, 2024, Xiang Hu, a shareholder of the Company, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months, which was extended for 12 months since January 3, 2025. As of December 31, 2025 and March 31, 2025, the outstanding balance was $0 and $81,098, respectively.

2) Due to related parties

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Loan payable to a related party (i)	$—	$414
Other payable due to a related party (ii)	142,998	—
Total due to related parties	$142,998	$414

(i)	As of March 31, 2025, the balances of $414 represented borrowings from Xi Wen, the CEO of the Company, which is unsecured, interest free and due on demand, respectively.

(ii)	As of December 31, 2025, the balances of $142,998 represented borrowings from Xiang Hu, a shareholder of the Company, which is unsecured, interest free and expected to be repaid before March 31, 2026.

3) Operating lease right-of-use assets - a related party and Operating lease liabilities - a related party

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Operating lease right-of-use assets – a related party	$55,824	$6,910
Operating lease liabilities, current – a related party	$46,295	$10,365
Operating lease liabilities, non-current – a related party	$10,211	$—

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

2. Related Party Transactions

For the three and nine months ended December 31, 2025, the Company incurred $8,546 and $29,454 in rental expenses, respectively, compared to $10,169 and $43,639 for the same periods in 2024, to Dingchentai, a company where one of the Company’s independent directors serves as the legal representative and general manager.

15. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (n), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the nine months ended December 31, 2025 and 2024.

Lessee

As of December 31, 2025 and March 31, 2025, the Company has engaged in offices and parking lot which were classified as operating leases.

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

As of December 31, 2025, the weighted-average remaining operating term of its existing leases is approximately 1.41.

Operating lease expenses for offices and showroom leases totaled $12,776 and $14,642 for the three months ended December 31, 2025 and 2024, respectively, of which $8,546 and $10,169 were amortization of leased asset for operating leases for the three months ended December 31, 2025 and 2024, respectively.

Operating lease expense for office and showroom leases totaled $42,024 and $58,542 for the nine months ended December 31, 2025 and 2024 respectively, of which $29,454 and $43,639 were amortization of leased asset for operating leases for the nine months ended December 31, 2025 and 2024, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
(Unaudited)
Twelve months ending December 31, 2026	$48,350
Twelve months ending December 31, 2027	10,361
Total lease payments	58,711
Less: discount	(2,205)
Present value of lease liabilities	$56,506

*	As of December 31, 2025 and March 31, 2025, the outstanding balance of operating lease liabilities due to a related party was $56,506 and $10,365, respectively.

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

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of December 31, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $500,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s continuing operating segments for the three and nine months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services	Services	Services
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$358,684	$451,447	$—
Depreciation and amortization	$247,339	$254,701	$—
Loss from operations	$(1,096,585)	$(411,041)	$—
Loss before income taxes	$(853,133)	$(257,495)	$—
Net loss	$(853,133)	$(257,495)	$—
Capital expenditure	$—	$418	$—

	For the Nine Months Ended December 31,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services	Services	Services
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,219,628	$1,476,238	$344,241
Depreciation and amortization	$744,713	$787,873	$37,984
Loss from operations	$(2,156,799)	$(1,163,823)	$(242,999)
Loss before income taxes	$(1,771,242)	$(992,186)	$(218,157)
Net (loss) income	$(1,771,242)	$(992,186)	$184,128
Capital expenditure	$—	$418	$—

18. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025 up through the date the Company filed these unaudited condensed consolidated financial statements. No events require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a provider of automobile transaction and related services, connecting consumers, who are mostly existing and prospective ride-hailing drivers affiliated with different operators of online ride-hailing platforms in the People’s Republic of China (“PRC” or “China”). We provide automobile transaction and related services in Hunan Province of China through our majority owned subsidiary, Hunan Ruixi Business Operation Management Co., Ltd., a PRC limited liability company (“Hunan Ruixi”).

Prior to December 31, 2025, we provided automobile transaction and related services in Sichuan Province of China through our former majority owned subsidiary, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”) and our former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd. a PRC limited liability company (“Corenel”). As discussed below under “– Automobile Transactions and Related Services”, we ceased our automobile transactions and related services in Sichuan Province of China on December 31 2025.

From October 2020 to August 2024, we also operated an online ride-hailing platform through Hunan Xixingtianxia Technology Co., Ltd. (“XXTX”), a former wholly-owned subsidiary of Sichuan Senmiao Zecheng Business Consulting Co., Ltd., our wholly-owned subsidiary (“Senmiao Consulting”). The platform enabled qualified ride-hailing drivers to provide application-based transportation services mainly in Chengdu, Changsha and other 20 cities in China. As more fully discussed below under “– Our Discontinued Ride-Hailing Platform Services”, we ceased our online ride-hailing Platform Services on August 20, 2024.

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

Considering the fierce competition of the online ride-hailing industry and our operating losses in China, in December 2025 the Company entered into a certain Acquisition Agreement (the “Sichuan Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited., a non-affiliated Hong Kong company (“HMST”). Pursuant to the Sichuan Acquisition Agreement, the Company sold all of the equity interests in Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) and its subsidiaries, which were our former subsidiaries in Sichuan Province of China (“former subsidiaries in Sichuan”), to HMST for zero consideration (the “Disposition”). On December 31, 2025, the Disposition was completed and we ceased our automobile Transactions and Related Services in Sichuan Province of China.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of December 31, 2025, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.3 million, sold an aggregate of 1,516 automobiles with a total value of approximately $14.5 million and delivered 2,300 automobiles under operating leases and 197 automobiles under financing leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three and nine months ended December 31, 2025 and 2024, respectively:

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2025		2024		2025		2024
	Number of		Number of		Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	322	$317,000	346	$410,000	340	1,076,000	367	$1,313,000
Auto Commissions	—	$3,000	—	$4,000	—	14,000	—	$16,000
Auto Financing	50	$15,000	51	$24,000	59	56,000	53	$73,000
Other Services	>340	$24,000	>360	$13,000	>370	74,000	>420	$74,000

*	The number was rounded to the nearest thousand for disclosure purpose.

During the three months ended December 31, 2025, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 88.4%, 1.0%, 4.2% and 6.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 90.8%, 0.8%, 5.2%, and 3.2% for the three months ended December 31, 2024, respectively. During the nine months ended December 31, 2025, our Auto Operating Leasing, Auto Commissions, Auto Financing and other services income accounted for approximately 88.2%, 1.2%, 4.6% and 6.0% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 88.9%, 1.1%, 4.9%, and 5.1% for the nine months ended December 31, 2024, respectively.

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

Due to the fierce competition of the online ride-hailing industry, XXTX had suffered loss in the past. Since December 2023, XXTX had engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement. However, considering the changes in online ride-hailing industry and development plan of the Company, on August 8, 2024, we entered into the XXTX Acquisition Agreement with the Purchaser, and certain other parties thereto. Pursuant to the XXTX Acquisition Agreement, the Purchaser acquired all of the equity interests in XXTX at a total purchase price of zero, while taking over certain liabilities of XXTX as defined in the XXTX Acquisition Agreement. On August 20, 2024, the Acquisition was completed and we ceased the online ride-hailing platform services.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and financial leasing. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of December 31, 2025, we had one employee in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the three and nine months ended December 31, 2025. To meet the demand in Changsha, we have purchased automobiles for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of December 31, 2025, for parking and management of automobiles for operating lease, we had one parking lot and three employees in Changsha. During the three months ended December 31, 2025 and 2024, the average utilization of the automobiles for operating lease was approximately 85.7% and 91.4%, respectively. During the nine months ended December 31, 2025 and 2024, the average utilization of the automobiles for operating lease was approximately 92.2% and 92.3%, respectively.

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

Meanwhile, in order to strengthen our market position, Hunan Ruixi has built up cooperation relationships with Partner Platforms, such as Hunan Didi Technology Co., Ltd., whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi earned rental income from drivers and earned commissions from Partner Platforms.

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Gaode, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of December 31, 2025, we had accounts receivable of operating lease of approximately $1,000 in total. Besides, during the three and nine months ended December 31, 2025, we settled our commissions with the Partner Platforms for our online ride-hailing platform services and automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the three and nine months ended December 31, 2025. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default expenses from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our financing leases are not collateralized by us. As of December 31, 2025, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under financing leases.

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

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of December 31, 2025, approximately 395 online ride-hailing platforms have obtained booking taxi operating licenses, representing an increase of approximately 5% as compared with the one as of March 31, 2025. And the total volume of online ride-hailing orders was approximately 963 million in December 2025 in China, representing a decrease of approximately 28% as compared with the one as of October 31, 2024. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China as of December 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

As of December 31, 2025, all ride-hailing drivers who leased our automobiles or used our services have obtained the driver’s license for online ride-hailing services, and all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the three months ended December 31, 2025 Compared to the three months ended December 31, 2024

	For the Three Months Ended
	December 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$358,684	$451,447	$(92,763)
Cost of revenues	(309,204)	(345,518)	36,314
Gross profit	49,480	105,929	(56,449)
Operating expenses
Selling, general and administrative expenses	(651,157)	(412,270)	(238,887)
Provision for credit losses	(244,908)	(104,700)	(140,208)
Stock-based compensation	(250,000)	—	(250,000)
Total operating expenses	(1,146,065)	(516,970)	(629,095)
Loss from operations	(1,096,585)	(411,041)	(685,544)
Other income, net	243,272	32,232	211,040
Change in fair value of derivative liabilities	180	121,314	(121,134)
Loss before income taxes expense	(853,133)	(257,495)	(595,638)
Income tax expense	—	—	—
Net loss from continuing operations	$(853,133)	$(257,495)	$(595,638)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018. As we focus on our automobile rental business, we expect revenue from our automobile rental to continuously account for a majority of our revenues. We provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2025 and 2024, respectively:

	For the Three Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$317,153	$409,731
- Financing revenues	15,117	23,668
- Service fees from NEVs leasing	14,799	—
- Default revenue	5,831	7,711
- Monthly services commissions	3,427	3,828
- Service fees from automobile purchase services	—	2,959
- Other service fees	2,357	3,550

Total Revenue	$358,684	$451,447

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, default revenue, monthly services commissions, and other services fees, which accounted for approximately 88.4%, 4.2%, 4.1%, 1.6%, 1.0% and 0.7%, respectively, of the total revenue during the three months ended December 31, 2025. Meanwhile, operating lease revenues from automobile rentals, financing revenues, default revenue, monthly services commissions, service fees from automobile purchase services and other services fees, which accounted for approximately 90.8%, 5.2%, 1.7%, 0.8%, 0.7% and 0.8%, respectively, of the total revenue during the three months ended December 31, 2024.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease in rental income of $92,578 or approximately 22.6% during the three months ended December 31, 2025 was mainly due to the decrease in the number and average monthly rental of automobiles leased for operating lease. We leased over 322 automobiles with an average monthly rental income of approximately $319 per automobile, resulting in a rental income of $317,153 for the three months ended December 31, 2025. We leased approximately 346 automobiles with an average monthly rental income of approximately $394 per automobile, resulting in a rental income of $409,731 for the three months ended December 31, 2024.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $15,117 from an average monthly number of 44 automobiles and $23,668 from an average monthly number of 49 automobiles during the three months ended December 31, 2025 and 2024, respectively. The decrease was due to the number and monthly payment we charged to customers decreased during the three months ended December 31, 2025.

Service fees from NEVs leasing

We generated revenues of $14,799 and $0 from leasing NEVs by charging leases service fees during the three months ended December 31, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Default revenue

We generated default revenues of $5,831 and $7,711 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended December 31, 2025 and 2024, respectively. The decrease was primarily attributable to a lower incidence of early-terminations and contractual breaches by the automobile lessees, driven by improved credit quality of our lessee base, enhanced risk management and contract monitoring practices during the three months ended December 31, 2025.

Monthly services commissions

We generated revenues of $3,427 and $3,828 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended December 31, 2025 and 2024, respectively. The decrease was due to the decrease in the number of automobiles leased to online ride-hailing drivers for operating lease during the three months ended December 31, 2025, which in turn led to lower commission income from the Partner Platforms related to the monthly management and related services.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $0 from the automobile purchase services during the three months ended December 31, 2025, and of $2,959 for two automobiles purchase transactions from the automobile purchase services during the three months ended December 31, 2024.

We generate other revenues from other miscellaneous service fees charged to our customers during the three months ended December 31, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $36,314 or approximately 10.5% during the three months ended December 31, 2025 as compared with the three months ended December 31, 2024, mainly due to the decrease in the number of the automobiles leased for operating lease from 346 in the three months ended December 31, 2024 to 322 in the three months ended December 31, 2025.

Gross Profit

We had gross profit of $49,480 and $105,929, respectively, during the three months ended December 31, 2025 and 2024. The decrease of $56,449 was mainly due to the decrease in gross profit from Auto Operating Leasing. The following table sets forth the breakdown of gross profit by major revenue source for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
- Auto Operating Leasing	$7,949	$64,213
- Other Automobile transaction and related Services	41,531	41,716
Total Gross Profit	$49,480	$105,929

We had a gross profit of $7,949 from our Auto Operating Leasing during the three months ended December 31, 2025, which decreased by $56,264 from a gross loss of $64,213 in the three months ended December 31, 2024. The decrease was attributable to the average monthly rental of automobiles leased for operating lease decreased from 394 in the three months ended December 31, 2024 to 319 in the three months ended December 31, 2025. As the gross margin of the revenues from our operating leasing decreased during the three months ended December 31, 2025, our overall gross profit margin decreased to approximately 13.8% from approximately 23.5% during the three months ended December 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $412,270 for the three months ended December 31, 2024 to $651,157 for the three months ended December 31, 2025, representing an increase of $238,887, or approximately 57.9%. The increase was mainly due to the increase of $227,060 in professional service fees such as financial, market consulting for our financing transactions during the three months ended December 31, 2025.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $244,908 and $104,700 against receivables from Jinkailong for the three months ended December 31, 2025 and 2024, respectively.

Stock-based compensation

In November 2025, we entered into a consulting services agreement (the “Consulting Agreement”) with a consultant (“the Consultant”), pursuant to which we engaged the Consultant to provide consulting services. We issued an aggregate of 200,000 shares of our common stock in November 2025 at $1.25 per share to settle the compensation for the services. We did not have similar transaction during the three months ended December 31, 2024.

Other income, net

For the three months ended December 31, 2025, we had other income, net of $243,272, which primarily consist of the (1) a gain of $213,000 from historical debt forgiveness by service providers and the company’s former directors; (2) penalty income of approximately $17,000 from the customers; and (3) the miscellaneous other income, net of approximately $13,000.

For the three months ended December 31, 2024, we had other income, net of $32,232, which primarily consist of (1) penalty income of approximately $20,000 from the customers; and (2) the miscellaneous income, net of approximately $12,000.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended December 31, 2025 and 2024 was a gain of $180 and $121,314, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$—	$1,630
- February 2021 registered direct offering	—	2,077
- May 2021 registered direct offering	10	40,663
- November 2021 private placement	170	76,944
Total Change in Fair Value of Derivative Liabilities	$180	$121,314

Income Tax Expense

Generally, our subsidiary Hunan Ruixi and Senmiao HK are subject to enterprise income tax on its taxable income in China at a rate of 25% and in Hong Kong, China at a rate of 8.25%, respectively. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries suffered losses and no tax expense was recorded for the three months ended December 31, 2025 and 2024.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended December 31, 2025 was $853,133, representing an increase of $595,638 from net loss of $257,495 for the three months ended December 31, 2024.

Results of Continuing Operations for the nine months ended December 31, 2025 Compared to the nine months ended December 31, 2024

	For the Nine Months Ended
	December 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$1,219,628	$1,476,238	$(256,610)
Cost of revenues	(994,987)	(1,020,326)	25,339
Gross profit	224,641	455,912	(231,271)
Operating expenses
Selling, general and administrative expenses	(1,703,676)	(1,420,370)	(283,306)
Provision for credit losses	(427,764)	(199,365)	(228,399)
Stock-based compensation	(250,000)	—	(250,000)
Total operating expenses	(2,381,440)	(1,619,735)	(761,705)
Loss from operations	(2,156,799)	(1,163,823)	(992,976)
Other income, net	305,068	65,737	239,331
Change in fair value of derivative liabilities	80,489	105,900)	(25,411)
Loss before income taxes expense	(1,771,242)	(992,186)	(779,056)
Income tax expense	—	—	—
Net loss from continuing operations	$(1,771,242)	$(992,186)	$(779,056)

Revenues

We started generating revenue from Automobile Transaction and Related Services from our acquisition of Hunan Ruixi on November 22, 2018. As we focus on our automobile rental business, we expect revenue from our automobile rental to continuously account for a majority of our revenues. We provide a series of product solutions to sustain and further increase the number of our automobiles for operating leases.

The following table sets forth the breakdown of revenues by revenue source for the nine months ended December 31, 2025 and 2024, respectively:

	For the Nine Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$1,076,175	$1,312,582
- Financing revenues	56,297	72,697
- Service fees from NEVs leasing	33,341	—
- Default revenue	23,320	27,294
- Monthly services commissions	14,422	16,353
- Service fees from automobile purchase services	8,936	29,862
- Other service fees	7,137	17,450

Total Revenue	$1,219,628	$1,476,238

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, default revenue, monthly services commissions, service fees from automobile purchase services, and other services fees, which accounted for approximately 88.2%, 4.6%, 2.7%, 1.9%, 1.2%, 0.7% and 0.7%, respectively, of the total revenue during the nine months ended December 31, 2025. Meanwhile, operating lease revenues from automobile rentals, financing revenues, default revenue, monthly services commissions, service fees from automobile purchase services, and other services fees, which accounted for approximately 88.9%, 4.9%, 1.8%, 1.1%, 2.0% and 1.3%, respectively, of the total revenue during the nine months ended December 31, 2024.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. The decrease in rental income of $236,407 or approximately 18.0% during the nine months ended December 31, 2025 was mainly due to the decrease in the number and average monthly rental of automobiles leased for operating lease. We leased approximately 340 automobiles with an average monthly rental income of approximately $359 per automobile, resulting in a rental income of $1,076,175 for the nine months ended December 31, 2025. While we approximately 367 automobiles with an average monthly rental income of approximately $414 per automobile, resulting in a rental income of $1,312,582 for the nine months ended December 31, 2024.

Financing revenues

We started our financial leasing business in March 2019 and began to generate interest income from providing financial leasing services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 36 or 48 months. We recognized a total interest income of $56,297 from an average monthly number of 48 automobiles and $72,697 from an average monthly number of 45 automobiles during the nine months ended December 31, 2025 and 2024, respectively. The decrease was due to the monthly payment we charged to customers decreased during the nine months ended December 31, 2025.

Service fees from NEVs leasing

We generated revenues of $33,341 and $0 from leasing NEVs by charging leases service fees during the nine months ended December 31, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Default revenue

We generated default revenues of $23,320 and $27,294 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the nine months ended December 31, 2025 and 2024, respectively. The decrease was primarily attributable to a lower incidence of early-terminations and contractual breaches by the automobile lessees, driven by improved credit quality of our lessee base, enhanced risk management and contract monitoring practices during the nine months ended December 31, 2025.

Monthly services commissions

We generated revenues of $14,422 and $16,353 from the monthly management and related services provided to our Partner Platforms and other companies during the nine months ended December 31, 2025 and 2024, respectively. The decrease was due to the decrease in the number of automobiles leased to online ride-hailing drivers for operating lease during the nine months ended December 31, 2025, which in turn led to lower commission income from the Partner Platforms related to the monthly management and related services.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $8,936 and $29,862 from the automobile purchase services during the nine months ended December 31, 2025 and 2024, respectively. The decrease was due to the number of automobiles purchase transactions decreased to 7 during the nine months ended December 31, 2025 from 21 in the same period in 2024.

We generate other revenues from other miscellaneous service fees charged to our customers during the nine months ended December 31, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

Cost of revenues represents the depreciation and rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to our Auto Operating Leasing. Cost of revenues decreased by $25,339 or approximately 2.5% during the nine months ended December 31, 2025 as compared with the nine months ended December 31, 2024, mainly due to the decrease in the number of the automobiles leased for operating lease from 367 in the nine months ended December 31, 2024 to 340 in the nine months ended December 31, 2025.

Gross Profit

We had gross profit of $224,641 and $455,912, respectively, during the nine months ended December 31, 2025 and 2024. The following table sets forth the breakdown of gross profit by major revenue source for the nine months ended December 31, 2025 and 2024:

	For the Nine Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
- Auto Operating Leasing	$81,188	$292,256
- Other Automobile transaction and related Services	143,453	163,656
Total Gross Profit	$224,641	$455,912

We had a gross profit of $81,188 from our Auto Operating Leasing during the nine months ended December 31, 2025, which decreased by $211,068 from a gross loss of $292,256 in the nine months ended December 31, 2024. The decrease was attributable to the average monthly rental of automobiles leased for operating lease decreased from 414 in the three months ended December 31, 2024 to 359 in the three months ended December 31, 2025. As the gross margin of the revenues from our operating leasing decreased during the three months ended December 31, 2025, our overall gross profit margin decreased to approximately 18.4% from approximately 30.9% during the three months ended December 31, 2024.

Selling, General and Administrative Expenses

For the nine months ended December 31, 2025, selling, general and administrative expenses primarily consist of salary and employee benefits, office rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $1,420,370 for the nine months ended December 31, 2024 to $1,703,676 for the nine months ended December 31, 2025, representing an increase of $283,306, or approximately 19.9%. The increase was mainly due to (1) the increase of $347,273 in professional service fees such as financial, market consulting during the nine months ended December 31, 2025; and partly offset by (2) a decrease of $28,088 in salary and employee benefits as the average monthly number of our employees decreased from 26 for the nine months ended December 31, 2024 to 23 for the nine months ended December 31, 2025; and (3) a decrease of $30,907 in entertainment and travel expenses.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $427,764 and $199,365 against receivables from Jinkailong for the nine months ended December 31, 2025 and 2024, respectively.

Stock-based compensation

In November 2025, we entered into the Consulting Agreement with the Consultant, pursuant to which we engaged the Consultant to provide consulting services. We issued an aggregate of 200,000 shares of our common stock in November 2025 at $1.25 per share to settle the compensation for the services. We did not have similar transaction during the nine months ended December 31, 2024.

Other income, net

For the nine months ended December 31, 2025, we had other income, net of $305,068, which primarily consist of the (1) a gain of $213,000 from historical debt forgiveness by service providers and the company’s former directors; (2) penalty income of approximately $52,000 from the customers; and (3) the miscellaneous other income, net of approximately $40,000.

For the nine months ended December 31, 2024, we had other income, net of $65,737, which primarily consist of (1) the penalty income of approximately $80,000 from the customers; partially offset by (2) the expense of approximately $20,000 from the termination of our right-of-use assets for an exhibition hall we leased in Changsha, and (5) the miscellaneous income, net of approximately $6,000.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021 and May 2021, and the August 2020 underwritten public offering, and the November 2021 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the nine months ended December 31, 2025 and 2024 was a gain of $80,489 and $105,900, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the nine months ended December 31, 2025 and 2024:

	For the Nine Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$21	$2,654
- February 2021 registered direct offering	219	3,125
- May 2021 registered direct offering	13,785	45,085
- November 2021 private placement	66,464	55,036
Total Change in Fair Value of Derivative Liabilities	$80,489	$105,900

Income Tax Expense

Generally, our subsidiary Hunan Ruixi and Senmiao HK are subject to enterprise income tax on its taxable income in China at a rate of 25% and in Hong Kong, China at a rate of 8.25%, respectively. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. All the subsidiaries suffered losses and no tax expense was recorded for the nine months ended December 31, 2025 and 2024.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the nine months ended December 31, 2025 was $1,771,242, representing an increase of $779,056 from net loss of $992,186 for the nine months ended December 31, 2024.

Results of Discontinued Operations for the three months ended December 31, 2025 Compared to the three months ended December 31, 2024

	For the Three Months Ended
	December 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$411,374	$468,389	$(57,015)
Cost of revenues	(280,098)	(397,931)	117,833
Gross profit	131,276	70,458	60,818
Operating expenses
Selling, general and administrative expenses	(265,090)	(103,096)	(161,994)
Provision for credit losses	(311,752)	(262,545)	(49,207)
Total operating expenses	(576,842)	(365,641)	(211,201)
Loss from operations	(445,566)	(295,183)	(150,383)
Other expenses, net	(1,744)	(27,335)	25,591
Interest expense on finance leases	—	(3,365)	3,365
Loss before income taxes expense	(447,310)	(325,883)	(121,427)
Gain on disposal of discontinued operations	426,766	—	426,766
Income tax expense	—	—	—
Net loss from discontinued operations	$(20,544)	$(325,883)	$305,339

The result of discontinued operations was the financial figures of our former subsidiaries in Sichuan. As of December 31, 2025, we deconsolidated former subsidiaries in Sichuan and its business result was included in our automobile transactions and related services before we deconsolidated its financial figures.

Revenues

 The following table sets forth the breakdown of revenues by revenue source for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services (discontinued operations)
- Operating lease revenues from automobile rentals	$327,223	$337,523
- Service fees from NEVs leasing	47,758	68,606
- Monthly services commissions	16,300	39,927
- Default revenue	16,159	18,675
- Other service fees	3,934	3,658

Total Revenue from discontinued operations	$411,374	$468,389

Revenue from automobile transactions and related services (discontinued operations)

Revenue from automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 79.5%, 11.6%, 4.0%, 3.9% and 1.0%, respectively, of the total revenue from discontinued operations during the three months ended December 31, 2025. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue, and other services fees, which accounted for approximately 72.1%, 14.6%, 8.5%, 4.0% and 0.8%, respectively, of the total revenue from discontinued operations during the three months ended December 31, 2024.

Operating lease revenues from automobile rentals

Our former subsidiaries in Sichuan generated revenues from leasing sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Our former subsidiaries in Sichuan leased over 370 automobiles with an average monthly rental income of approximately $356 per automobile, resulting in a rental income of $327,223, including rental income of $25,304 from two related parties, for the three months ended December 31, 2025. Our former subsidiaries in Sichuan leased approximately 316 automobiles with an average monthly rental income of approximately $325 per automobile, resulting in a rental income of $337,523, including rental income of $2,882 from a related party, for the three months ended December 31, 2024.

Service fees from NEVs leasing

Our former subsidiaries in Sichuan generated revenues of $47,758 and $68,606 from leasing NEVs by charging leases service fees during the three months ended December 31, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

Our former subsidiaries in Sichuan generated revenues of $16,300 and $39,927 from the monthly management and related services provided to our Partner Platforms during the three months ended December 31, 2025 and 2024, respectively.

Default revenue

Our former subsidiaries in Sichuan generated default revenues of $16,159 and $18,675 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended December 31, 2025 and 2024, respectively.

Other Service fees

Our former subsidiaries in Sichuan generated other revenues from other miscellaneous service fees charged to our customers during the three months ended December 31, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

During the three months ended December 31, 2025 and 2024, cost of revenues from discontinued operations of $280,098 and $397,931, respectively, represented the amortization of ROUs, rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to Auto Operating Leasing. The decrease was mainly due to a decrease in the monthly rental costs of the automobiles leased for operating lease from $409 in the three months ended December 31, 2024 to $288 in the three months ended December 31, 2025. During the three months ended December 31, 2025 and 2024, our former subsidiaries in Sichuan paid $20,056 and $44,479, respectively, to related parties for costs of automobiles under operating leases.

Selling, General and Administrative Expenses

For the three months ended December 31, 2025, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $265,090, primarily consisted of (1) $165,284 in outsourced operating services related to automobile lease, mainly attributable to the streamlining of the workforce in Chengdu, thereby sharing venue and personnel resources with Jinkailong, which resulted the corresponding service fee obligations; (2) $61,753 in salary and employee benefits; (3) $21,749 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

For the three months ended December 31, 2024, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $103,096, primarily consisted of (1) $76,949 in salary and employee benefits; (2) $15,846 in entertainment, advertising and promotion; and (3) other miscellaneous expenses.

Provision for credit losses

Our former subsidiaries in Sichuan provided provision for credit losses of $311,752 and $262,545 against receivables from Jinkailong for the three months ended December 31, 2025 and 2024, respectively.

Other expenses, net

For the three months ended December 31, 2025 and 2024, our former subsidiaries in Sichuan had other expenses, net of $1,744 and $27,335, respectively, which primarily due to the miscellaneous expenses in its daily operations.

Interest Expense on Finance Leases

Interest expense on finance leases from discontinued operations for the three months ended December 31, 2025 and 2024 was $0 and $3,365, respectively, representing the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Gain on disposal of discontinued operations

As fully described above, we had a gain of $426,766 from disposal of our former subsidiaries in Sichuan during the three months ended December 31, 2025.

Income Tax expense

Our former subsidiaries in Sichuan are subject to enterprise income tax on its taxable income in China at a rate of 25%. All of our former subsidiaries in Sichuan suffered losses and no tax expense was recorded for the three months ended December 31, 2025 and 2024.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the three months ended December 31, 2025 and 2024 was $20,544 and $325,883, respectively.

Results of Discontinued Operations for the nine months ended December 31, 2025 Compared to the nine months ended December 31, 2024

	For the Nine Months Ended
	December 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$1,346,873	$1,412,728	$(65,855)
Cost of revenues	(919,715)	(1,245,168)	325,453
Gross profit	427,158	167,560	259,598
Operating expenses
Selling, general and administrative expenses	(928,071)	(646,082)	(281,989)
Provision for credit losses	(253,942)	(696,594)	442,652
Total operating expenses	(1,182,013)	(1,342,676)	160,663
Loss from operations	(754,855)	(1,175,116)	420,261
Other income, net	226,101	14,463	211,638
Interest expense	—	(8,372)	8,372
Interest expense on finance leases	(615)	(12,723)	12,108
Loss before income taxes expense	(529,369)	(1,181,748)	652,379
Gain on disposal of discontinued operations	426,766	397,775	28,991
Income tax Benefit	—	4,510	(4,510)
Net loss from continuing operations	$(102,603)	$(779,463)	$676,860

The result of discontinued operations was the financial figures of our former subsidiary, XXTX and former subsidiaries in Sichuan. As of December 31, 2025, we deconsolidated former subsidiaries in Sichuan and its business result was included in our automobile transactions and related services before we deconsolidated its financial figures. As of August 20, 2024, we deconsolidated XXTX and its business result was included in our online ride-hailing platform services before we deconsolidated its financial figures.

Revenues

The following table sets forth the breakdown of revenues by revenue source for nine months ended December 31, 2025 and 2024:

	For the Nine Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services (discontinued operations)
- Operating lease revenues from automobile rentals	$1,011,119	$775,405
- Service fees from NEVs leasing	223,775	142,751
- Monthly services commissions	65,188	84,337
- Default revenue	30,190	46,786
- Other service fees	16,601	19,208
Total revenue from automobile transactions and related services (discontinued operations)	1,346,873	1,068,487

Revenue from online ride-hailing platform services (discontinued operations)	—	344,241

Total Revenue from discontinued operations	$1,346,873	$1,412,728

Revenue from automobile transactions and related services (discontinued operations)

Revenue from our automobile transaction and related services (discontinued operations) mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 75.1%, 16.6%, 4.8%, 2.2% and 1.3%, respectively, of the total revenue from discontinued operations during the nine months ended December 31, 2025. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 72.6%,13.4%, 7.9%, 4.4% and 1.7%, respectively, of the total revenue from discontinued operations during the nine months ended December 31, 2024.

Operating lease revenues from automobile rentals

Our former subsidiaries in Sichuan generated revenues from leasing sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Our former subsidiaries in Sichuan leased over 410 automobiles with an average monthly rental income of approximately $418 per automobile, resulting in a rental income of $1,011,119, including rental income of $79,203 from two related parties, for the nine months ended December 31, 2025. Our former subsidiaries in Sichuan leased approximately 337 automobiles with an average monthly rental income of approximately $361 per automobile, resulting in a rental income of $775,405, including rental income of $11,747 from a related party, for the nine months ended December 31, 2024.

Service fees from NEVs leasing

Our former subsidiaries in Sichuan generated revenues of $223,775 and $142,751 from leasing NEVs by charging leases service fees during the nine months ended December 31, 2025 and 2024, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

Our former subsidiaries in Sichuan generated revenues of $65,188 and $84,337 from the monthly management and related services provided to Partner Platforms during the nine months ended December 31, 2025 and 2024, respectively.

Default revenue

Our former subsidiaries in Sichuan generated default revenues of $30,190 and $46,786 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the nine months ended December 31, 2025 and 2024, respectively.

Other Service fees

Our former subsidiaries in Sichuan generate other revenues from other miscellaneous service fees charged to our customers during the nine months ended December 31, 2025 and 2024. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Revenue from online ride-hailing platform services (discontinued operations)

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

Cost of Revenues

 During the nine months ended December 31, 2025 and 2024, cost of revenues from discontinued operations of $919,715 and $998,143, respectively, represented the amortization of ROUs, rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to Auto Operating Leasing. The decrease was mainly due to a decrease in the monthly rental costs of the automobiles leased for operating lease from $372 in the nine months ended December 31, 2024 to $310 in the nine months ended December 31, 2025. During the nine months ended December 31, 2025 and 2024, our former subsidiaries in Sichuan paid $110,328 and $63,440 to related parties for costs of automobiles under operating leases, respectively.

During the nine months ended December 31, 2024, cost of revenues from discontinued operations of $247,025 represented the technical service charges, insurance and other expenses which related to Online Ride-Hailing Platform Services.

Selling, General and Administrative Expenses

For the nine months ended December 31, 2025, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $928,071, primarily consisted of (1) $616,586 in outsourced operating services related to automobile lease; (2) $183,298 in salary and employee benefits; (3) $86,660 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

For the nine months ended December 31, 2024, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $479,145, primarily consisted of (1) $365,320 in salary and employee benefits; (2) $70,070 in entertainment, advertising and promotion; and (3) other miscellaneous expenses.

For the nine months ended December 31, 2024, selling, general and administrative expenses from discontinued operations related to Online Ride-Hailing Platform Services, which amounted to $166,937 primarily consisted of (1) $64,859 in salary and employee benefits; (2) $37,746 in depreciation of office equipment and amortization of intangible assets; (3) $32,187 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

Provision for credit losses

For the three months ended December 31, 2025 and 2024, our former subsidiaries in Sichuan provided provision for credit losses of $253,942 and $523,316 against receivables from Jinkailong, respectively.

For the nine months ended December 31, 2024, XXTX provided provision for credit losses of $173,278 against receivables from a prepaid software development fee and a deposit due to the termination on the development which resulting from the discontinuing of the business.

Other income, net

For the nine months ended December 31, 2025, our former subsidiaries in Sichuan had other income, net of $226,101 which primarily due to deconsolidation of Corenel.

For the nine months ended December 31, 2024, our former subsidiaries in Sichuan and XXTX had other expense, net of $18,751 and other income, net of $33,214, respectively, which primarily due to the miscellaneous income and expense in the daily operations.

Interest Expense and Interest expense on finance leases

Interest expense from discontinued operations for the nine months ended December 31, 2024 was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases from discontinued operations for the nine months ended December 31, 2024 represented the interest expense accrued under financing leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Gain on disposal of discontinued operations

We had a gain of $426,766 from disposal of our former subsidiaries in Sichuan during the three months ended December 31, 2025, and $397,775 from disposal of XXTX during the three months ended December 31, 2024.

Income Tax Benefit

For the nine months ended December 31, 2024, XXTX had deferred tax benefit of $4,510, which resulted from recognition of deferred tax assets.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the nine months ended December 31, 2025 and 2024 was $102,603 and $779,463, respectively.

Liquidity and Going Concern

We have financed our operations primarily through proceeds from our equity offerings, stockholder loans, commercial debt, borrowings from financial institutions and cash flow from operations.

We had cash and cash equivalents of $3,508,226 as of December 31, 2025 as compared to $833,577 as of March 31, 2025. We primarily hold our excess unrestricted cash in short-term interest-bearing bank accounts at financial institutions.

Our business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $1.9 million for the nine months ended December 31, 2025; (2) accumulated deficit of approximately $47.0 million as of December 31, 2025; and (3) $1.3 million of net cash outflows in operating activities.

However, our liquidity position has been substantially improved by two financing transactions completed in November 2025. Specifically, we received cash proceeds of approximately $0.66 million from issuance of common stock in PIPE Offering and $2.8 million from issuance of common stock and pre-funded warrants in registered direct offering. As a result, our cash and cash equivalents as of December 31, 2025 increased by approximately $2.8 million as compared with that of September 30, 2025, and maintained a net working capital of approximately $2.4 million as of December 31, 2025.

Management evaluated our current liquidity and operating forecasts for the twelve months following the issuance of these unaudited condensed consolidated financial statements and has concluded that, as a result of the recent financing and improved cash flows, there was no substantial doubt about our ability to continue as a going concern for a period of twelve months from the issuance of unaudited condensed consolidated financial statements for the quarterly period ended December 31, 2025.

The following table summarizes our cash flows:

	For the Nine Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
Net Cash (Used in) Provided by Operating Activities	$(1,258,193)	$548,442
Net Cash Used in Investing Activities	(223,759)	(448,208)
Net Cash Provided by (Used in) Financing Activities	4,059,719	(17,528)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	134,484	71,882
Cash, Cash Equivalents and Restricted Cash at Beginning of the Period	833,577	794,636
Cash, Cash equivalents and Restricted Cash, end of Period	3,545,828	949,224
Less: Cash, Cash equivalents and Restricted Cash from discontinued operations	(37,602)	(95,503)
Cash and Cash equivalents from continuing operations, end of Period	$3,508,226	$853,721

Cash Flow in Operating Activities

For the nine months ended December 31, 2025, net cash used in operating activities was $1,258,193, which consisted of the net outflows of $793,096 from continuing operations and $465,097 from discontinued operations. While for the nine months ended December 31, 2024, net cash provided by operating activities was $548,442, which consisted of net cash inflows of $318,996 from continuing operations and $229,446 from discontinued operations.

The increase of $1,112,092 in net cash used in operating activities from continuing operations for the nine months ended December 31, 2025 as compared with the nine months ended December 31, 2024 was primarily attributable to (1) increase of $779,056 in net loss; (2) decrease of $529,591 in the change of accrued expenses and other liabilities; (3) the gain of $212,581 from debt forgiveness by service providers and the company’s directors in the nine months ended December 31, 2025; (4) decrease of $105,043 in the change of accounts payable; and partially offset by (5) $250,000 in stock-based compensation in the nine months ended December 31, 2025; (6) increase of $228,399 in the provision for credit losses.

Cash Flow in Investing Activities

For the nine months ended December 31, 2025, we had net cash used in investing activities of $223,759, which consisted of: (1) the loan to a related party of $229,469; partially offset by (2) the proceeds from sales of the used-automobiles of $5,710.

For the nine months ended December 31, 2024, we had net cash used in investing activities of $448,208, which consisted of the net inflows of $16,386 from continuing operations and net outflows of $464,594 from discontinued operations. The majority of net cash provided by investing activities from continuing operations was (1) the proceeds from sales of the used-automobiles of $16,804; partially offset by (2) the purchase furniture for office purpose of $418.

Cash Flow in Financing Activities

For the nine months ended December 31, 2025, we had net cash provided by financing activities of $4,059,719, which consisted of the net inflows of $3,979,619 from continuing operations and net inflows of $80,100 from discontinued operations. The majority of net cash provided by financing activities from continuing operations consisted of: (1) net proceeds of $659,992 from the exercise of November 2021 Private Placement Warrants from an investor; (2) net proceeds of $341,251from issuance of common stock in PIPE Offering in November 2025; (3) net proceeds of $2,828,725 from issuance of common stock and pre-funded warrants in registered direct offering in November 2025; (4) borrowings from related parties of $277,165; partially offset by (5) repayments to a related party of $127,514.

For the nine months ended December 31, 2024, we had net cash used in financing activities of $17,528, which consisted net inflows of $79,872 from continuing operations and net outflows of $97,400 from discontinued operations. The majority of net cash provided by financing activities financing activities from continuing operations was borrowings from a related party.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of December 31, 2025, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $500,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) property and equipment, net; (ii) revenue recognition. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2025 Form 10-K for the disclosure of these accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

4.1	Form of Warrants (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

4.2	Form of Pre-funded Warrants (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.1	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Registered Direct Offering (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.2	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025)

10.3	Unofficial Translation of Acquisition Agreement dated December 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2026)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2026	Senmiao Technology Limited

	By:	/s/ Ronggang (Jonathan) Zhang
		Name:	Ronggang (Jonathan) Zhang
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2026	By:	/s/ Yafeng Li
		Name:	Yafeng Li
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)