Form 10-Q/A
period 2025-12-31
Senmiao Technology Ltd
filed 2026-06-30
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company”, the “Group” or “our company” are to Senmiao Technology Limited, unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026 (the “Original Filing”) to restate its unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025.

As previously announced in our Current Report on Form 8-K filed with the SEC on June 30, 2026, during the preparation of the Company’s consolidated financial statements for the year ended March 31, 2026, the Company’s management identified the following misstatements, to the Company’s unaudited condensed financial statements as of and for the three and nine months ended December 31, 2025:

During the three and nine months ended December 31, 2025, pre-funded warrants and November 2025 private placement warrants issued with common stocks in November 2025 were incorrectly classified as equity instruments, while the pre-funded warrants and November 2025 private placement warrants should be classified as liability instruments measured at fair value, with changes in fair value reported each period in earnings. Such error has resulted in the misstatements of “derivative liabilities”, “additional paid-in capital” and “accumulated deficit” as of December 31, 2025, and the misstatements of “change in fair value of derivative liabilities”, “excess of warrant fair value over offering proceeds”, “other income, net”, “net loss from continuing operations”, and “net loss” for the three and nine months ended December 31, 2025. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in equity (deficit) and statement of cash flows. The amount recorded reflects pre-funded warrants and November 2025 private placement warrants as liability instruments measured at fair value and resulted in increase in other expense, increase in derivative liabilities, and a reduction to additional paid-in capital.

Therefore, on June 26, 2026, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025 included in the Quarterly Report on Form 10-Q as filed with the SEC on February 13, 2026 (the “Q3 10-Q”), should no longer be relied upon due to the misstatements described above.

As such, the Company is filing Amendment No. 1 to the Q3 10-Q to restate its unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025.

After re-evaluation, the Company’s management has concluded that the errors arose due to its previously reported material weaknesses in the Company’s internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes. The Company did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company’s control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The changes to the Q3 10-Q are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Q3 10-Q and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Q3 10-Q was filed, and we have not undertaken to amend, update or change any information contained in the Q3 10-Q to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Q3 10-Q.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continues,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
	(As Restated)
Current assets
Cash and cash equivalents	$3,508,226	$701,302
Accounts receivable	1,213	8,963
Finance lease receivables, current	72,543	166,339
Prepayments, other receivables and other current assets	749,655	781,587
Due from a related party, net, current	—	81,098
Current assets - discontinued operations	—	499,473
Total current assets	4,331,637	2,238,762

Property and equipment, net	1,027,780	1,649,987

Other assets
Operating lease right-of-use assets, net, a related party	55,824	6,910
Intangible assets, net	318,750	375,000
Finance lease receivables, non-current	7,176	23,193
Due from a related party, net, non-current	—	422,064
Other assets - discontinued operations	—	1,084,876
Total other assets	381,750	1,912,043

Total assets	$5,741,167	$5,800,792

LIABILITIES, MEZZANINE EQUITY AND EQUITY/DEFICIT
Current liabilities
Accounts payable	$102,190	$124,470
Advances from customers	82,356	103,897
Accrued expenses and other liabilities	1,562,117	1,771,072
Due to a related party	142,998	414
Operating lease liabilities, current - a related party	46,295	10,365
Derivative liabilities	4,924,533	84,591
Current liabilities - discontinued operations	—	3,123,363
Total current liabilities	6,860,489	5,218,172

Other liabilities
Operating lease liabilities, non-current - a related party	10,211	—
Total other liabilities	10,211	—

Total liabilities	6,870,700	5,218,172

Commitments and contingencies (note 16)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 991 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively)	42,943	234,364

Stockholders’ deficit
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 4,557,489 and 1,051,804 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively) *	456	105
Additional paid-in capital	45,397,481	43,951,069
Accumulated deficit	(49,055,747)	(45,109,573)
Accumulated other comprehensive loss	(869,464)	(1,697,164)
Total Senmiao Technology Limited stockholders’ deficit	(4,527,274)	(2,855,563)

Non-controlling interests	3,354,798	3,203,819

Total (deficit) equity	(1,172,476)	348,256

Total liabilities, mezzanine equity and equity/deficit	$5,741,167	$5,800,792

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)		(As Restated)
Revenues	$358,684	$451,447	$1,219,628	$1,476,238
Cost of revenues	(309,204)	(345,518)	(994,987)	(1,020,326)
Gross profit	49,480	105,929	224,641	455,912

Operating expenses
Selling, general and administrative expenses	(651,157)	(412,270)	(1,703,676)	(1,420,370)
Provision for credit losses	(244,908)	(104,700)	(427,764)	(199,365)
Stock-based compensation	(250,000)	—	(250,000)	—
Total operating expenses	(1,146,065)	(516,970)	(2,381,440)	(1,619,735)

Loss from operations	(1,096,585)	(411,041)	(2,156,799)	(1,163,823)

Other (expense) income
Other income, net	230,697	32,232	292,493	65,737
Change in fair value of derivative liabilities	813,405	121,314	893,714	105,900
Excess of warrant fair value over offering proceeds	(2,896,455)	—	(2,896,455)	—
Total other (expense) income, net	(1,852,353)	153,546	(1,710,248)	171,637

Loss before income tax expense	(2,948,938)	(257,495)	(3,867,047)	(992,186)

Income tax expense	—	—	—	—

Net Loss from continuing operations	(2,948,938)	(257,495)	(3,867,047)	(992,186)

Discontinued operations:
Loss before income taxes from operations of discontinued operations	(447,310)	(325,883)	(529,369)	(1,181,748)
Gain on disposal of discontinued operations	426,766	—	426,766	397,775
Income tax benefits	—	—	—	4,510
Net loss from discontinued operations	(20,544)	(325,883)	(102,603)	(779,463)

Net loss	(2,969,482)	(583,378)	(3,969,650)	(1,771,649)

Net (income) loss attributable to non-controlling interests	(163,552)	18,063	23,476	(178,535)

Net loss attributable to the Company’s stockholders	$(3,133,034)	$(565,315)	$(3,946,174)	$(1,950,184)

Net loss	$(2,969,482)	(583,378)	(3,969,650)	(1,771,649)

Other comprehensive loss
Foreign currency translation adjustment	(171,093)	(138,657)	(188,025)	(51,870)

Comprehensive loss	(3,140,575)	(722,035)	(4,157,675)	(1,823,519)

less: Total comprehensive income (loss) attributable to non-controlling interests	15,016	(14,722)	(172,293)	237,927

Total comprehensive loss attributable to stockholders	$(3,155,591)	$(707,313)	$(3,985,382)	$(2,061,446)

Weighted average number of common stock*
Basic and diluted	3,562,698	1,052,122	2,051,729	1,052,122
Loss per share - basic and diluted*	(0.88)	(0.54)	(1.92)	(1.85)

Loss per share - basic and diluted
Continuing operations	$(0.87)	$(0.23)	$(1.87)	$(1.11)
Discontinued operations	$(0.01)	$(0.31)	$(0.05)	$(0.74)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended December 31, 2025 and 2024

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31, 2024
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2024	1,051,804	$105	$43,951,069	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(673,420)	—	(89,398)	(762,818)
Foreign currency translation adjustment	—	—	—	—	(62,320)	29,284	(33,036)
BALANCE, June 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,057,688)	$(1,734,325)	$3,098,989	$3,258,150
Net (loss) income	—	—	—	(711,449)	—	285,996	(425,453)
Foreign currency translation adjustment	—	—	—	—	93,056	26,767	119,823
BALANCE, September 30, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(42,769,137)	$(1,641,269)	$3,411,752	$2,952,520
Net loss	—	—	—	(565,315)	—	(18,063)	(583,378)
Foreign currency translation adjustment	—	—	—	—	(141,998)	3,341	(138,657)
BALANCE, December 31, 2024 (Unaudited)	1,051,804	$105	$43,951,069	$(43,334,452)	$(1,783,267)	$3,397,030	$2,230,485

	For the Nine Months Ended December 31, 2025
					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	Equity
	Shares*	Par value	capital	deficit	loss	interest	(Deficit)
			(As Restated)	(As Restated)			(As Restated)
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(164,397)	—	(112,041)	(276,438)
Exercise of November 2021 Private Placement Warrants	20,000	2	225,998	—	—	—	226,000
Fair value of derivative liabilities upon exercise of warrants	—	—	3,196	—	—	—	3,196
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43,522)	(438)	(43,960)
BALANCE, June 30, 2025 (Unaudited)	1,108,312	$111	$44,371,680	$(45,273,970)	$(1,740,686)	$3,091,340	$448,475
Net loss	—	—	—	(648,743)	—	(74,987)	(723,730)
Exercise of November 2021 Private Placement Warrants	53,357	5	115,246	—	—	—	115,251
Cashless exercise of November 2021 Investor warrants into common stock	1,345,820	135	(135)	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	903	—	—	—	903
Foreign currency translation adjustments	—	—	—	—	26,871	157	27,028
BALANCE, September 30, 2025 (Unaudited)	2,507,489	$251	$44,487,694	$(45,922,713)	$(1,713,815)	$3,016,510	$(132,073)
Net loss	—	—	—	(3,133,034)	—	163,552	(2,969,482)
Issuance of common stock in PIPE Offering, net of issuance costs	500,000	50	659,942	—	—	—	659,992
Issuance of common stock for consulting services	200,000	20	249,980	—	—	—	250,000
Issuance of common stock and pre-funded warrants in registered direct offering and concurrent private placement warrants	1,350,000	135	(135)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(22,557)	(148,536)	(171,093)
Deconsolidation of discontinued operations	—	—	—	—	866,908	323,272	1,190,180
BALANCE, December 31, 2025 (Unaudited)	4,557,489	$456	$45,397,481	$(49,055,747)	$(869,464)	$3,354,798	$(1,172,476)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(3,969,650)	$(1,771,649)
Net loss from discontinued operations	(102,603)	(779,463)
Net loss from continuing operations	(3,867,047)	(992,186)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	659,009	687,984
Stock compensation expense	250,000	—
Amortization of right-of-use assets	29,454	43,639
Amortization of intangible assets	56,250	56,250
Provision for credit losses	427,764	199,365
Gain on disposal of equipment	(4,133)	(4,030)
Gain from debt forgiveness	(212,581)	—
Loss from lease modification	—	20,449
Excess of warrant fair value over offering proceeds	2,896,455	—
Offering costs allocable to derivative liabilities	12,575	—
Change in fair value of derivative liabilities	(893,714)	(105,900)
Change in operating assets and liabilities
Accounts receivable	7,900	7,961
Finance lease receivables	122,092	106,866
Prepayments, other receivables and other assets	51,505	77,153
Due from a related party	75,000	—
Accounts payable	(26,344)	78,699
Advances from customers	(24,865)	(17,541)
Accrued expenses and other liabilities	(320,127)	209,464
Operating lease liabilities	—	(7,574)
Operating lease liabilities – a related party	(32,289)	(41,603)
Net Cash (Used in) Provided by Operating Activities from Continuing Operations	(793,096)	318,996
Net Cash (Used in) Provided by Operating Activities from Discontinued Operations	(465,097)	229,446
Net Cash (Used in) Provided by Operating Activities	(1,258,193)	548,442

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(418)
Cash received from disposal of property and equipment	5,710	16,804
Loan to a related party	(229,469)	—
Net Cash Used in Investing Activities from Continuing Operations	(223,759)	16,386
Net Cash Provided by Investing Activities from Discontinued Operations	—	(464,594)
Net Cash Used in Investing Activities	(223,759)	(448,208)

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	341,251	—
Net proceeds from issuance of common stock in PIPE Offering	659,992	—
Net proceeds from issuance of common stock and pre-funded warrants in registered direct offering and concurrent private placement of warrants	2,828,725	—
Borrowings from related parties	277,165	79,872
Repayments to a related party	(127,514)	—
Net Cash Provided by Financing Activities from Continuing Operations	3,979,619	79,872
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	80,100	(97,400)
Net Cash Provided by (Used in) Financing Activities	4,059,719	(17,528)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	134,484	71,882

Net increase in cash, cash equivalents and restricted cash	2,712,251	154,588
Cash, cash equivalents and restricted cash, beginning of the period	833,577	794,636
Cash, cash equivalents and restricted cash, end of the period	3,545,828	949,224
Less: Cash, cash equivalents and restricted cash from discontinued operations	(37,602)	(95,503)
Cash and cash equivalents from continuing operations, end of the period	3,508,226	853,721

Supplemental Cash Flow Information
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash Transaction in Investing and Financing Activities
Termination of right-of use assets and lease liabilities	$—	$46,762
Recognition of right-of-use assets and lease liabilities, a related party	76,973	—

The following tables provides a reconciliation of cash, cash equivalent and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, end of the period	$3,508,226	$853,721
Cash, cash equivalent and restricted cash from discontinued operations, end of the period	$37,602	$95,503

	For the Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash and cash equivalent from continuing operations, beginning of the period	$701,302	$649,591
Cash and cash equivalent from discontinued operations, beginning of the period	$132,275	$142,708
Restricted cash from discontinued operations, beginning of the period	$—	$2,337

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

In December 2025, the Company entered into a certain Acquisition Agreement (the “Sichuan Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited., a non-affiliated Hong Kong company (“HMST”). Pursuant to the Sichuan Acquisition Agreement, the Company sold 100% of the equity interests in its former wholly owned subsidiaries, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) and its subsidiaries (“Disposed Entities”), to HMST for nil consideration, while the Company undertook certain liabilities of $518,388 which were previously assumed by Disposed Entities (the “Disposition”). On December 31, 2025, the Disposition was completed and the Company disposed of its 100% equity interest in Yicheng and Senmiao Consulting (refer to Note 4). After the Disposition, the Company discontinued its own automobile transaction and related services in Sichuan Province in China.

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

2. LIQUIDITY AND CAPITAL RESOURCES

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

The Company’s business is capital intensive, and certain factors show negative trends in our liquidity position, including (1) the net loss of approximately $4.0 million for the nine months ended December 31, 2025; (2) accumulated deficit of approximately $49.1 million as of December 31, 2025; (3) $0.8 million of net cash outflows in operating activities from continuing operations for the nine months ended December 31, 2025, and (4) the net working capital deficit of approximately $2.5 million as of December 31, 2025.

However, the Company’s liquidity position has been substantially improved by two financing transactions completed in November 2025. Specifically, the Company received net cash proceeds of approximately $0.66 million from issuance of common stock in PIPE Offering and $2.8 million from issuance of common stock and pre-funded warrants in registered direct offering. As a result, the Company’s cash and cash equivalents as of December 31, 2025 increased by approximately $2.8 million as compared with that of September 30, 2025.

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

(b) Restatement to Previously Reported Financial Statements

On June 26, 2026, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2025 included in the Quarterly Report on Form 10-Q as filed with the SEC on February 13, 2026 should no longer be relied upon due to the misstatements described below.

During the preparation of the Company’s consolidated financial statements for the year ended March 31, 2026, management identified the following misstatements to the Company’s financial statements for as of and for the three and nine months ended December 31, 2025:

During the three and nine months ended December 31, 2025, pre-funded warrants and November 2025 private placement warrants issued with common stocks in November 2025 were incorrectly classified as equity instruments, while the pre-funded warrants and November 2025 private placement warrants should be classified as liability instruments measured at fair value, with changes in fair value reported each period in earnings. Such error has resulted in the misstatements of “derivative liabilities”, “additional paid-in capital” and “accumulated deficit” as of December 31, 2025, and the misstatements of “change in fair value of derivative liabilities”, “excess of warrant fair value over offering proceeds”, “other income, net”, “net loss from continuing operations” and “net loss” for the three and nine months ended December 31, 2025. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in equity (deficit) and statement of cash flows. The amount recorded reflects pre-funded warrants and November 2025 private placement warrants as liability instruments measured at fair value and resulted in increase in other expense, increase in derivative liabilities, and a reduction to additional paid-in capital.

This note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments included in Amendment No. 1 to the Original Form 10-Q. The effects of the misstatements have been corrected in all impacted tables and footnotes throughout these unaudited condensed consolidated financial statements.

Impact to the unaudited condensed consolidated balance sheet as of December 31, 2025

	As reported	Adjustments	As restated
Derivative liabilities	$3	$4,924,530	$4,924,533
Total current liabilities	1,935,959	4,924,530	6,860,489
Total liabilities	1,946,170	4,924,530	6,870,700

Additional paid-in capital	48,226,206	(2,828,725)	45,397,481
Accumulated deficit	(46,959,942)	(2,095,805)	(49,055,747)
Total Senmiao Technology Limited stockholders’ equity (deficit)	397,256	(4,924,530)	(4,527,274)
Total equity (deficit)	$3,752,054	$(4,924,530)	$(1,172,476)

Impact to the unaudited condensed consolidated statement of operations for the three months ended December 31, 2025

	As reported	Adjustments	As restated
Change in fair value of derivative liabilities	$180	$813,225	$813,405
Excess of warrant fair value over offering proceeds	—	(2,896,455)	(2,896,455)
Other income, net	243,272	(12,575)	230,697
Total other (expense) income, net	243,452	(2,095,805)	(1,852,353)
Loss before income tax expense	(853,133)	(2,095,805)	(2,948,938)
Net loss from continuing operations	(853,133)	(2,095,805)	(2,948,938)
Net loss	(873,677)	(2,095,805)	(2,969,482)
Net loss attributable to the Company’s stockholders	(1,037,229)	(2,095,805)	(3,133,034)
Comprehensive loss	(1,044,770)	(2,095,805)	(3,140,575)
Total comprehensive loss attributable to stockholders	(1,059,786)	(2,095,805)	(3,155,591)
Loss per share - basic and diluted*	(0.29)	(0.59)	(0.88)

Loss per share - basic and diluted
Continuing operations	$(0.28)	$(0.59)	$(0.87)

Impact to the unaudited condensed consolidated statement of operations for the nine months ended December 31, 2025

	As reported	Adjustments	As restated
Change in fair value of derivative liabilities	$80,489	$813,225	$893,714
Excess of warrant fair value over offering proceeds	—	(2,896,455)	(2,896,455)
Other income, net	305,068	(12,575)	292,493
Total other (expense) income, net	385,557	(2,095,805)	(1,710,248)
Loss before income tax expense	(1,771,242)	(2,095,805)	(3,867,047)
Net loss from continuing operations	(1,771,242)	(2,095,805)	(3,867,047)
Net loss	(1,873,845)	(2,095,805)	(3,969,650)
Net loss attributable to the Company’s stockholders	(1,850,369)	(2,095,805)	(3,946,174)
Comprehensive loss	(2,061,870)	(2,095,805)	(4,157,675)
Total comprehensive loss attributable to stockholders	(1,889,577)	(2,095,805)	(3,985,382)
Loss per share - basic and diluted*	(0.90)	(1.02)	(1.92)

Loss per share - basic and diluted
Continuing operations	$(0.85)	$(1.02)	$(1.87)

Impact to the unaudited condensed consolidated statement of changes in equity for the nine months ended December 31, 2025

	As reported	Adjustments	As restated
Net loss	$(1,873,845)	$(2,095,805)	$(3,969,650)
Additional paid-in capital	48,226,206	(2,828,725)	45,397,481
Accumulated deficit	(46,959,942)	(2,095,805)	(49,055,747)
Total equity (deficit)	$3,752,054	$(4,924,530)	$(1,172,476)

Impact to the unaudited condensed consolidated statement of cash flows for the nine months ended December 31, 2025

	As reported	Adjustments	As restated
Net loss	$(1,873,845)	$(2,095,805)	$(3,969,650)
Net loss from continuing operations	(1,771,242)	(2,095,805)	(3,867,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Excess of warrant fair value over offering proceeds	—	2,896,455	2,896,455
Offering costs allocable to derivative liabilities	—	12,575	12,575
Change in fair value of derivative liabilities	$(80,489)	$(813,225)	$(893,714)

(c) Comparability and reclassification adjustments

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

The reporting currency of the Company and its subsidiaries is U.S. dollars (“US$”) and the unaudited condensed consolidated financial statements have been expressed in US$. However, the Company’s PRC subsidiary maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the functional currency of the economic environment in which its operations are conducted.

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

(e) Use of estimates

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and March 31, 2025:

	Carrying Value as of	Fair Value Measurement as of
	December 31,	December 31, 2025
	2025	Level 1	Level 2	Level 3
	(Unaudited)			(Unaudited)
Derivative liabilities	$4,924,533	$—	$—	$4,924,533

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities	$84,591	$—	$—	$84,591

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended December 31, 2025 and for the year ended March 31, 2025:

	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement		November 2025 Private Placement	November 2025 Registered Direct Offering
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Offering Warrants	Placement Warrants	Investors Warrants	Pre-funded Warrant	Total
BALANCE as of March 31, 2024	$3,219	$4,333	$80,636	$6,048	$179,520	$15,077	$—	$—	$288,833
Change in fair value of derivative liabilities	(3,198)	(4,114)	(67,813)	(5,086)	(114,934)	(9,097)	—	—	(204,242)
BALANCE as of March 31, 2025	21	219	12,823	962	64,586	5,980	—	—	84,591
Derivative liabilities recognized at grant date							4,724,165	1,013,590	5,737,755
Change in fair value of derivative liabilities	(21)	(219)	(12,823)	(962)	(60,485)	(5,979)	(767,975)	(45,250)	(893,714)
Exercise	—	—	—	—	(4,099)	—	—	—	(4,099)
BALANCE as of December 31, 2025 (Unaudited).	$—	$—	$—	$—	$2	$1	$3,956,190	$968,340	$4,924,533

The warrants presented in the table above are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of December 31, 2025 and March 31, 2025.

	As of December 31, 2025
	February 10, 2021		May 13, 2021		November 10, 2021		November	November
	Placement			Placement		Placement	14, 2025	17, 2025
	Agent	ROFR	Investor	Agent	Investor	Agent	Investor	Pre-funded
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	3,804	1,522	55,319	4,149	1,341,362	5,515	4,510,000	905,000
Valuation date	12/31/2025	12/31/2025	12/31/2025	12/31/2025	12/31/2025	12/31/2025	12/31/2025	12/31/2025
Exercise price*	$138.00	$172.50	$105.00	$105.00	$1.03	$68.00	$1.26	$0.0001
Stock price*	$1.07	$1.07	$1.07	$1.07	$1.07	$1.07	$1.07	$1.07
Expected term (years)	0.11	0.11	0.36	0.36	0.86	0.86	5.37	**
Risk-free interest rate	3.67%	3.67%	3.59%	3.59%	3.51%	3.51%	3.77%	4.78%
Expected volatility	119%	119%	119%	119%	119%	119%	115%	119%

	As of March 31, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	3,181	3,804	1,522	55,319	4,149	2,778,315	5,515
Valuation date	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025
Exercise price*	$62.50	$138.00	$172.50	$105.00	$105.00	$2.16	$68.00
Stock price*	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90
Expected term (years)	0.35	0.87	0.87	1.12	1.12	1.61	1.61
Risk-free interest rate	1.39%	3.49%	3.49%	4.01%	4.01%	4.21%	4.21%
Expected volatility	112%	112%	112%	112%	112%	112%	112%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

**	No fixed termination date is specified in the agreement of November 2025 Pre-funded Warrants, which can be exercised at any time on or after the initial exercise date and until it is exercised in full, yet the Company adopted a 20-year assumption for valuation purposes.

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

(i) Accounts receivable

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

(j) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and March 31, 2025, the Company determined no allowance for credit losses was necessary for finance lease receivables.

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

(k) Property and equipment, net

Property and equipment primarily consist of office equipment, fixtures and furniture and automobiles, which are stated at cost less accumulated depreciation less any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

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

(n) Derivative liabilities

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

(o) Revenue recognition

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

(p) Leases – lessee

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

The Company considers extension, renewal and termination options at lease inception when calculating the present value of lease payments. However, the Company has determined there is no reasonable certainty that any of these options will be exercised, so such optional periods are generally excluded from the lease terms used for present value of lease payments. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognizes the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on a straight-line basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate of the automobile loans on the remaining balance of the liability.

The Company’s review on the impairment of its ROU assets is consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset or asset group may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of an asset or asset group from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended December 31, 2025 and 2024, the Company did not recognize impairment loss on its ROU assets.

(q) Stock-Based Compensation

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

(r) Discontinued operations

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

(s) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash and cash equivalents. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of December 31, 2025 and March 31, 2025, approximately $5,000 and $1,000, respectively, were deposited with a bank in the United States which is insured by the U.S. government up to $250,000. Approximately $2,269,000 was deposited with banks in Hong Kong as of December 31, 2025 which is insured by the Hong Kong government up to $103,000 (HKD800,000). As of December 31, 2025 and March 31, 2025, approximately $1,234,000 and $700,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $71,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

(t) Recent accounting pronouncements not yet adopted

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

Discontinued operations - Automobile Transaction related Services in Sichuan

Prior to December 31,2025, the Company used to operate automobile transaction related services in Sichuan Province, China through Yicheng, Senmiao Consulting and its subsidiaries. In December 2025, the Company entered into the Sichuan Acquisition Agreement with HMST. Pursuant to the Sichuan Acquisition Agreement, the Company sold 100% of the equity interests in each of Yicheng and Senmiao Consulting to HMST for nil consideration, while the Company undertook certain liabilities of $518,388 which were previously assumed by the Disposed Entities. On December 31, 2025, the Disposition was completed and the Company disposed its 100% equity interest in Disposed Entities. After the disposition, the Company discontinued its operations in Sichuan Province in China. This decision was driven by recurring losses in Sichuan regional business area, which prompted the Company to strategically exit from its operations in Sichuan Province. In connection with this Disposition, the long-term accumulation of local resources, industry reputation and market reputation of Yicheng, Senmiao Consulting and its subsidiaries in Sichuan can promote HMST quickly enter the local market, connect channels and partners, and reduce market development costs; at the same time, HMST can rationally utilize its mature entities and basic assets to reduce new establishment and operating costs. In accordance with ASC 205-20-45, the discontinuation of automobile transaction related services in Sichuan was accounted for as a discontinued operation, as it represented a strategic shift with a significant impact on the Company’s overall operations and financial results. Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries in consolidated balance sheet as of March 31, 2025 are as follows:

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

11. EQUITY

Warrants

Warrants in Offerings

Warrants issued in connection with the equity offering meet the definition of derivatives as contemplated in Derivatives and Hedging (“ASC 815”) and are accounted for as a derivative. These warrants are classified as liabilities under the caption “Derivative liabilities” in the unaudited condensed consolidated statements of balance sheets and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. Changes in the liability from period to period are recorded in the unaudited condensed consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.”

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

May 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of December 31, 2025 and March 31, 2025, there were 59,468 May 2021 registered direct offering warrants outstanding and the exercise price of those warrants was adjusted to $105.00. During the three and nine months ended December 31, 2025, the change of fair value was a gain of $10 and $13,785 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the three and nine months ended December 31, 2024, the change of fair value was a gain of $40,663 and $45,085 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of December 31, 2025 and March 31, 2025, the fair value of the derivative instrument totaled $0 and $13,785, respectively.

November 2021 Private Placement Warrants

Giving (1) retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively; and (2) the anti-dilution adjustment resulted from the registered direct offering completed on November 20, 2025, as of December 31, 2025 and March 31, 2025, there were 1,341,362 and 2,778,315, respectively, November 2021 Investors Warrants outstanding and the exercise price of those warrants was adjusted to $1.03 and $2.16, respectively.

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

November 2025 registered direct offering of common stock and pre-funded warrants, and concurrent private placement of warrants

On November 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, providing for (i) the issuance of 1,350,000 shares of common stock, par value $0.0001 per share, and 905,000 pre-funded warrants to purchase 905,000 shares of the common stock, at a purchase price of $1.26 per share, in a registered direct offering for aggregate gross proceeds of approximately $2.8 million, and (ii) the concurrent 4,510,000 private placement warrants to purchase up to 4,510,000 shares of common stock (the “November 2025 Private Placement”). The November 2025 Private Placement was closed on November 17, 2025. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The 4,510,000 private placement warrants have an exercise price of $1.26 per share of common stock, and have a term of 5.5 years and are exercisable at any time on or after the initial exercisability date.

The Company concluded that both pre-funded warrants and private placement warrants qualify as derivative liabilities. At the issuance date in November 2025, the fair value of these warrants was estimated at $5,737,755 using the Black-Scholes valuation model, and $2,896,455 excesses of the warrants’ fair value over the total offering proceeds was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss. As of December 31, 2025, the fair value of the derivative instrument was $3,956,190 for the November 2025 private placement of warrants and $968,340 for the November 2025 pre-funded warrants, and the exercise price of those warrants was $1.26 and $0.0001, respectively.

During the three and nine months ended December 31, 2025, the change of fair value was a gain of $767,975 and $45,250 for the November 2025 private placement warrants and pre-funded warrants recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively.

As of the filing date of these unaudited condensed consolidated financial statements, the pre-funded warrants had not been exercised, and all such pre-funded Warrants remain outstanding in accordance with their terms, and the private placement warrants remain outstanding as issued.

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

November 2025 PIPE Offering of common stock

On November 13, 2025, the Company entered into a securities purchase agreement (the “PIPE SPA”) with certain non-U.S. investors (the “PIPE Purchasers”), pursuant to which the Company agreed to sell, and the PIPE Purchasers agreed to purchase, severally and not jointly, an aggregate of 500,000 shares of common stock of the Company, par value $0.0001 per share at an offering price of $1.32 per share (the “PIPE Offering”). The gross proceeds of the PIPE Offering are $659,992, after deduction of customary expenses. The PIPE Offering was closed on November 14, 2025.

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

The Company’s net operating loss for U.S. income taxes from U.S. amounted to approximately $2.9 million and $3.5 million for the three and nine months ended December 31, 2025, respectively, and amounted to approximately $0.2 million and $0.8 million for the three and nine months ended December 31, 2024, respectively. As of December 31, 2025 and March 31, 2025, the Company’s net operating loss carryforward for U.S. income taxes was approximately $8.9 million and $7.9 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of December 31, 2025 and March 31, 2025, valuation allowances for deferred tax assets for U.S. income taxes were approximately $2.5 million and $1.7 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

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

Net loss before income tax by jurisdiction as follows:

	For the Nine Months Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
U.S.	$(3,548,039)	$(664,549)
PRC	(313,683)	(327,637)
Hong Kong	(5,325)	—
Total net loss before income tax	$(3,867,047)	$(992,186)

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

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Deferred Tax Assets
Net operating loss carryforwards in the PRC	$307,694	$234,972
Net operating loss carryforwards in the U.S.	2,067,826	1,667,423
Excess of warrant fair value over offering proceeds	608,255	—
Allowance for credit losses	601,259	495,743
Total deferred tax assets	3,585,034	—
Less: valuation allowance	(3,397,354)	(2,398,138)
Total deferred tax assets, net of valuation allowance	187,680	—
Net off against deferred tax liabilities	(187,680)	—
Deferred tax assets, net	$—	$—

	December 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Deferred tax liabilities
Change in fair value of derivative liabilities	$(187,680)	$—
Total deferred tax liabilities	(187,680)	—
Net off against deferred tax assets	187,680	—
Net deferred tax liabilities	$—	$—

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

15. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. Revenue recognition section of Note 3 (o), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the nine months ended December 31, 2025 and 2024.

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

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
(Unaudited)
Twelve months ending December 31, 2026	$48,350
Twelve months ending December 31, 2027	10,361
Total lease payments	58,711
Less: imputed interest	(2,205)
Present value of lease liabilities	$56,506

*	As of December 31, 2025 and March 31, 2025, the outstanding balance of operating lease liabilities due to a related party was $56,506 and $10,365, respectively.

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

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s segments for the three and nine months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services from continuing operations*	Services from continuing operations*	Services from discontinued operations
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$358,684	$451,447	$—
Depreciation and amortization	$247,339	$254,701	$—
Loss from operations	$(1,096,585)	$(411,041)	$—
Loss before income taxes	$(2,948,938)	$(257,495)	$—
Net loss	$(2,948,938)	$(257,495)	$—
Capital expenditure	$—	$418	$—

	For the Nine Months Ended December 31,
	2025	2024
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services from continuing operations*	Services from continuing operations*	Services from discontinued operations
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,219,628	$1,476,238	$344,241
Depreciation and amortization	$744,713	$787,873	$37,984
Loss from operations	$(2,156,799)	$(1,163,823)	$(242,999)
Loss before income taxes	$(3,867,047)	$(992,186)	$(218,157)
Net (loss) income	$(3,867,047)	$(992,186)	$184,128
Capital expenditure	$—	$418	$—

*	Amounts of continuing operating segment can agree to the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2025 and 2024.

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

(As Restated)

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

Considering the fierce competition of the online ride-hailing industry and our operating losses in China, in December 2025 the Company entered into a certain Acquisition Agreement (the “Sichuan Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited., a non-affiliated Hong Kong company (“HMST”). Pursuant to the Sichuan Acquisition Agreement, the Company sold all of the equity interests in Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) and its subsidiaries, which were our former subsidiaries in Sichuan Province of China (“former subsidiaries in Sichuan”), to HMST for nil consideration, while we undertook certain liabilities of $518,388 which were previously assumed by former subsidiaries in Sichuan (the “Disposition”). On December 31, 2025, the Disposition was completed and we ceased our automobile Transactions and Related Services in Sichuan Province of China.

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

Results of Continuing Operations for the three months ended December 31, 2025 Compared to the three months ended December 31, 2024

	For the Three Months Ended
	December 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$358,684	$451,447	$(92,763)
Cost of revenues	(309,204)	(345,518)	36,314
Gross profit	49,480	105,929	(56,449)
Operating expenses
Selling, general and administrative expenses	(651,157)	(412,270)	(238,887)
Provision for credit losses	(244,908)	(104,700)	(140,208)
Stock-based compensation	(250,000)	—	(250,000)
Total operating expenses	(1,146,065)	(516,970)	(629,095)
Loss from operations	(1,096,585)	(411,041)	(685,544)
Other income, net	230,697	32,232	198,465
Change in fair value of derivative liabilities	813,405	121,314	692,091
Excess of warrant fair value over offering proceeds	(2,896,455)	—	(2,896,455)
Loss before income taxes expense	(2,948,938)	(257,495)	(2,691,443)
Income tax expense	—	—	—
Net loss from continuing operations	$(2,948,938)	$(257,495)	$(2,691,443)

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

Other income, net

For the three months ended December 31, 2025, we had other income, net of $230,697, which primarily consist of the (1) a gain of $213,000 from historical debt forgiveness by service providers and the company’s former directors; (2) penalty income of approximately $17,000 from the customers; and (3) the miscellaneous other income, net of approximately $13,000 which offset by $12,575 of offering costs allocable to the derivative liabilities for our pre-funded warrant and private placement warrant upon closing.

For the three months ended December 31, 2024, we had other income, net of $32,232, which primarily consist of (1) penalty income of approximately $20,000 from the customers; and (2) the miscellaneous income, net of approximately $12,000.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021, May 2021 and November 2025, and the August 2020 underwritten public offering, and the November 2021 and November 2025 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended December 31, 2025 and 2024 was a gain of $813,405 and $121,314, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the three months ended December 31, 2025 and 2024:

	For the Three Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$—	$1,630
- February 2021 registered direct offering	—	2,077
- May 2021 registered direct offering	10	40,663
- November 2021 private placement	170	76,944
- November 2025 Private placement	767,975	—
- November 2025 registered direct offering	45,250	—
Total Change in Fair Value of Derivative Liabilities	$813,405	$121,314

Excess of warrant fair value over offering proceeds

In November 2025, we issued common shares, pre-funded warrants and the concurrent private placement warrants, generating aggregate gross proceeds of $2,841,300. We concluded that these warrants qualify as liability instruments. At the issuance date in November 2025, the fair value of the warrants was estimated at $5,737,755 using the Black-Scholes valuation model, and $2,896,455 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended December 31, 2025 was $2,948,938, representing an increase of $2,691,443 from net loss of $257,495 for the three months ended December 31, 2024.

Results of Continuing Operations for the nine months ended December 31, 2025 Compared to the nine months ended December 31, 2024

	For the Nine Months Ended
	December 31,
	2025	2024	Change
	(unaudited)	(unaudited)
Revenues	$1,219,628	$1,476,238	$(256,610)
Cost of revenues	(994,987)	(1,020,326)	25,339
Gross profit	224,641	455,912	(231,271)
Operating expenses
Selling, general and administrative expenses	(1,703,676)	(1,420,370)	(283,306)
Provision for credit losses	(427,764)	(199,365)	(228,399)
Stock-based compensation	(250,000)	—	(250,000)
Total operating expenses	(2,381,440)	(1,619,735)	(761,705)
Loss from operations	(2,156,799)	(1,163,823)	(992,976)
Other income, net	292,493	65,737	226,756
Change in fair value of derivative liabilities	893,714	105,900	787,814
Excess of warrant fair value over offering proceeds	(2,896,455)	—	(2,896,455)
Loss before income taxes expense	(3,867,047)	(992,186)	(2,874,861)
Income tax expense	—	—	—
Net loss from continuing operations	$(3,867,047)	$(992,186)	$(2,874,861)

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

Other income, net

For the nine months ended December 31, 2025, we had other income, net of $292,493, which primarily consist of the (1) a gain of $213,000 from historical debt forgiveness by service providers and the company’s former directors; (2) penalty income of approximately $52,000 from the customers; and (3) the miscellaneous other income, net of approximately $40,000 which offset by $12,575 of offering costs allocable to the derivative liabilities for our pre-funded warrant and private placement warrant upon closing.

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

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021, May 2021 and November 2025, and the August 2020 underwritten public offering, and the November 2021 and November 2025 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the nine months ended December 31, 2025 and 2024 was a gain of $893,714 and $105,900, respectively. The following table sets forth the breakdown of the gain in fair value of derivative liabilities for the nine months ended December 31, 2025 and 2024:

	For the Nine Months Ended
	December 31,
	2025	2024
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$21	$2,654
- February 2021 registered direct offering	219	3,125
- May 2021 registered direct offering	13,785	45,085
- November 2021 private placement	66,464	55,036
- November 2025 Private placement	767,975	—
- November 2025 registered direct offering	45,250	—
Total Change in Fair Value of Derivative Liabilities	$893,714	$105,900

Excess of warrant fair value over offering proceeds

In November 2025, we issued common shares, pre-funded warrants and the concurrent private placement warrants, generating aggregate gross proceeds of $2,841,300. We concluded that these warrants qualify as liability instruments. At the issuance date in November 2025, the fair value of the warrants was estimated at $5,737,755 using the Black-Scholes valuation model, and $2,896,455 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the nine months ended December 31, 2025 was $3,867,047, representing an increase of $2,874,861 from net loss of $992,186 for the nine months ended December 31, 2024.

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

Liquidity and Capital Resources

In assessing liquidity, we monitor and analyze our cash on-hand and our operating and capital expenditure commitments. Our liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Debt financing from financial institutions and equity financings have been utilized to finance our working capital requirements.

Our business is capital intensive, and certain factors show negative trends in our liquidity position, including (1) the net loss of approximately $4.0 million for the nine months ended December 31, 2025; (2) accumulated deficit of approximately $49.1 million as of December 31, 2025; (3) $0.8 million of net cash outflows in operating activities from continuing operations for the nine months ended December 31, 2025, and (4) the net working capital deficit of approximately $2.5 million as of December 31, 2025.

However, the Company’s liquidity position has been substantially improved by two financing transactions completed in November 2025. Specifically, the Company received net cash proceeds of approximately $0.66 million from issuance of common stock in PIPE Offering and $2.8 million from issuance of common stock and pre-funded warrants in registered direct offering. As a result, the Company’s cash and cash equivalents as of December 31, 2025 increased by approximately $2.8 million as compared with that of September 30, 2025.

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

The increase of $1,112,092 in net cash used in operating activities from continuing operations for the nine months ended December 31, 2025 as compared with the nine months ended December 31, 2024 was primarily attributable to (1) increase of $2,874,861 in net loss from continuing operations; (2) increase of $787,814 in the change in fair value of derivative liabilities; (3) decrease of $529,591 in the change of accrued expenses and other liabilities; (4) the gain of $212,581 from debt forgiveness by service providers and the company’s directors in the nine months ended December 31, 2025; (5) decrease of $105,043 in the change of accounts payable; and partially offset by (6) a loss of $2,896,455 arising from excess of the warrants’ fair value over the total offering proceeds from the November 2025 issuance of common shares, pre-funded warrants and concurrent private placement warrants; (7) $250,000 in stock-based compensation in the nine months ended December 31, 2025; (8) increase of $228,399 in the provision for credit losses.

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

Cash Flow in Financing Activities

For the nine months ended December 31, 2025, we had net cash provided by financing activities of $4,059,719, which consisted of the net inflows of $3,979,619 from continuing operations and net inflows of $80,100 from discontinued operations. The majority of net cash provided by financing activities from continuing operations consisted of: (1) net proceeds of $659,992 from the exercise of November 2021 Private Placement Warrants from an investor; (2) net proceeds of $341,251from issuance of common stock in PIPE Offering in November 2025; (3) net proceeds of $2,828,725 from issuance of common stock and pre-funded warrants in registered direct offering and concurrent private placement of warrants in November 2025; (4) borrowings from related parties of $277,165; partially offset by (5) repayments to a related party of $127,514.

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

(ii)	Setting up an internal audit function and continuously ameliorating our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and

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

Dated: June 30, 2026	Senmiao Technology Limited

	By:	/s/ Ronggang (Jonathan) Zhang
		Name:	Ronggang (Jonathan) Zhang
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: June 30, 2026	By:	/s/ Yafeng Li
		Name:	Yafeng Li
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)