Form 10-K
period 2026-03-31
Senmiao Technology Ltd
filed 2026-06-30
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The registrant’s common stock trades on the Nasdaq Capital Market under the symbol “AIHS.” The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which registrant’s common stock was last sold as of September 30, 2025, was approximately $4,798,408. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 26, 2026, there were 14,557,489 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SENMIAO TECHNOLOGY LIMITED

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“China” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;

●	“Corenel” refers to Chengdu Corenel Technology Co., Ltd., a PRC limited liability company and former wholly owned subsidiary of Senmiao Consulting;

●	“Hunan Ruixi” refers to Hunan Ruixi Business Operation Management Co., Ltd., formerly known as Hunan Ruixi Financial Leasing Co., Ltd., our majority owned subsidiary in China;

●	“Jiekai” refers to Chengdu Jiekai Yunli Technology Co., Ltd. and its subsidiary, a PRC limited liability company in China and a majority owned subsidiary of Senmiao Consulting;

●	“Jinkailong” refers to Sichuan Jinkailong Automobile Leasing Co., Ltd., a PRC limited liability company with 35% equity interest held by Hunan Ruixi;

●	“Operating Entities” refers to Corenel, Hunan Ruixi, Jiekai, Senmiao Consulting and Yicheng;

●	“Partner Platforms” refers to the online ride-hailing platforms our Operating Entities cooperate with;

●	“Restructuring” refers to the establishment of a wholly foreign owned entity and the execution of a series of agreements among the Company, Senmiao Consulting, Sichuan Senmiao and the equity holders of Sichuan Senmiao, pursuant to which we have gained control of and become the primary beneficiary to Sichuan Senmiao;

●	“RMB” and “Renminbi” refer to the legal currency of China;

●	“Senmiao” refers to Senmiao Technology Limited;

●	“Senmiao Group,” “we,” “us,” “the Company”, “our company” and “our” refer to Senmiao Technology Limited. and its subsidiaries;

●	“Senmiao Consulting” refers to Sichuan Senmiao Zecheng Business Consulting Co., Ltd. a PRC limited liability company and our former wholly owned subsidiary;

●	“Sichuan Senmiao” refers to Sichuan Senmiao Ronglian Technology Co., Ltd., a PRC limited liability company, the majority owned subsidiary of Senmiao Consulting;

●	“US$,” “U.S. dollars,” “$,” and “dollars” refer to the legal currency of the United States;

●	“XXTX” refers to Hunan Xixingtianxia Technology Co., Ltd. and its subsidiaries, a PRC limited liability company and the former wholly owned subsidiary of Senmiao Consulting;

●	“Yicheng” refers to Sichuan Senmiao Yicheng Assets Management Co., Ltd., formerly named Yicheng Financial Leasing Co., Ltd., a PRC limited liability company and our former wholly owned subsidiary in China; and

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

iii

PART I

Item 1. Business

Overview

Senmiao is not a Chinese operating company but a U.S. holding company incorporated in the State of Nevada on June 8, 2017. As a holding company with no material operations of its own, Senmiao conducts a substantial majority of its operations through its Operating Entities established in the PRC, including its subsidiary and the equity investee company.

Since November 2018, we have been providing automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through our majority owned subsidiary, Hunan Ruixi, and its equity investee company, Jinkailong.

Prior to December 31, 2025, we provided automobile transaction and related services in Sichuan Province of China through our former majority owned subsidiary, Jiekai and our former wholly owned subsidiary, Corenel, Yicheng and Senmiao Consulting. In December 2025, Senmiao entered into a certain Acquisition Agreement (the “Sichuan Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited., a non-affiliated Hong Kong company (“HMST”). Pursuant to the Sichuan Acquisition Agreement, we sold all of the equity interests in Yicheng, Senmiao Consulting and its subsidiaries, which were our former subsidiaries in Sichuan Province of China (“former subsidiaries in Sichuan”), to HMST for nil consideration, while we undertook certain liabilities of $518,388 which were previously assumed by former subsidiaries in Sichuan (the “Disposition”). On December 31, 2025, the Disposition was completed and we ceased our automobile Transactions and Related Services in Sichuan Province of China.

From October 2020 to August 2024, we operated an online ride-hailing platform through XXTX, which was a wholly owned subsidiary of Senmiao Consulting. On August 8, 2024, Senmiao Consulting entered into an Acquisition Agreement with Debt Assumption Takeover (the “XXTX Acquisition Agreement”) with a third party named Jiangsu Yuelaiyuexing Technology Co., Ltd. (the “Purchaser”), and other parties thereto, in connection with the acquisition (the “Acquisition”) by the Purchaser of 100% of Senmiao’s equity interest in XXTX and its subsidiaries. On August 20, 2024, the Acquisition was completed and Senmiao disposed of its 100% equity interest in XXTX and its subsidiaries to the Purchaser, effectively discontinued our operations in the online ride-hailing platform service segment.

During the year ended March 31, 2026, we began evaluating opportunities to expand its business into AI infrastructure. In furtherance of this initiative, we appointed David Nichols as a strategic advisor to assist us in advancing its strategy across AI infrastructure, digital infrastructure and new energy initiatives, with a particular focus on power infrastructure origination, capital formation and institutional partnerships.

Management is currently evaluating several potential AI data center projects and, with the assistance of its advisors, is conducting commercial, operational and strategic due diligence. We expect to select one of these opportunities for further development if it determines that the project is commercially viable and consistent with its long-term strategic objectives. As of the date of this Annual Report, we have not entered into any definitive agreement with respect to any AI data center or related infrastructure project, and there can be no assurance that any such opportunity will be consummated or successfully implemented.

We operate our business in one segment: Automobile Transaction and Related Services (as defined herein below), which constituted a series of services as follows:

Automobile Transactions and Related Services

Our automobile transaction and related services (the “Automobile Transaction and Related Services”) are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with the majority of lease term no more than twelve months (the “Auto Operating Leasing”); (ii) automobile financing where we provide our customers with auto finance solutions through finance leases (the “Auto Financing”); (iii) service fees from new energy vehicles (“NEVs”) leasing where we charge NEVs lessees for a series of the services provided to them based on the chosen product solutions (the “Service for NEVs Leasing”); (iv) monthly services where we provide management and related services to Partner Platforms and other companies and earn commission from them (the “Auto Commissions”); (v) service fees from automobile purchase for a series of the services provided to purchasers throughout the purchase process based on the sales price of the automobiles and relevant services provided (the “Service for Automobile Purchase”); (vi) default fees we charge to the lessees for early-termination the contracts or other violation behaviors to the contracts (the “Default Revenue”); and (vii) other supporting services provided to customers (the “Other Services”). Our Operating Entities started the Purchase and NEVs Services and other supporting services in November 2018, the Auto Operating Leasing and Auto Financing in March 2019, respectively.

The following chart illustrates the constitution of our automobile transactions and related services:

Auto Operating Leasing

We, through our subsidiary, Hunan Ruixi and equity investee company, Jinkailong (the “Auto Business Entities”) in China, have generated revenue since March 2019 from operating lease services, where the Auto Business Entities lease their own automobiles, sublease automobiles leased from third-parties or rendered from certain online ride-hailing drivers they served before with their authorization, to other individuals, including new online ride-hailing drivers, for a lease term of no more than twelve months. We also purchase and lease NEVs for subleasing with the majority of lease term of no more than 12 months. We leased approximately 340 automobiles with an average monthly rental income of approximately $381 per automobile for the year ended March 31, 2026.

Auto Financing

Hunan Ruixi began offering auto financing services in March 2019. In a self-operated financing transaction, Hunan Ruixi is a lessor and a customer (i.e., online ride-hailing driver) is a lessee. Hunan Ruixi offers to the customer a selection of automobiles that were purchased by Hunan Ruixi in advance. The customer will choose the desirable automobile to be purchased and enter into a finance lease with Hunan Ruixi. During the term of the finance lease, the customer will have use rights with respect to the automobile. Hunan Ruixi will obtain title to the automobile upfront and retain such title during the term of the finance lease, as lessor. At the end of the lease term, the customer will pay a minimal price and obtain full title of the automobile after the finance lease is repaid in full. In connection with the finance lease, the customer will enter into a service agreement with Hunan Ruixi. We recognized a total interest income of $68,011 for the year ended March 31, 2026.

Service for NEVs Services

Our Auto Business Entities charge lease service fees to lessees who rent NEVs from us in Changsha, the service contents include: (1) training services covering online ride-hailing regulations, operational skills, safety and other related aspects; (2) assistance to apply for the Network-Appointed Taxi Transport Certificate; (3) introducing online ride-hailing business and order-taking skills; (4) providing online ride-hailing operation and management services; etc. The amount of services fees for NEVs leasing is based on the product solutions. We had revenue of services of $64,833 from NEVs leasing for the year ended March 31, 2026.

Auto Commissions

Our Auto Business Entities generated monthly revenues from the management and related services provided to our Partner Platforms and other companies. We generated revenues of $17,485 from the monthly services commissions during the year ended March 31, 2026.

Service for Automobile Purchase

Automobile purchase services are paid by automobile purchasers for a series of the services we provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures, which are based on the sales price of the automobiles and relevant services provided. We generated revenues of $10,046 from automobile purchase for the year ended March 31, 2026.

Default Revenue and Other Services

Our Auto Business Entities charge the lessees default fees such as early-termination the contracts or other violation behaviors to the contracts, as well as miscellaneous service revenue for some supporting services provided to customers. We recognized default revenue of $26,025 and $11,185 from other services, for the year ended March 31, 2026, respectively.

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2026, the Auto Business Entities have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.4 million, sold an aggregate of 381 automobiles with a total value of approximately $3.7 million and delivered 470 automobiles under operating leases and 197 automobiles under finance leases to customers, the vast majority of whom are online ride-hailing drivers.

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

Due to the fierce competition of the online ride-hailing industry, XXTX had suffered loss in the past. Since December 2023, XXTX had engaged Anhui Lianma Technology Co., Ltd. (“Anhui Lianma”), a third-party to co-operate the online ride-hailing platform by outsourcing certain daily operation work to Anhui Lianma in most of cities it operates platform in XXTX and Anhui Lianma will jointly share the operational profits, with the specific calculation method being defined in the cooperation agreement. However, considering the changes in online ride-hailing industry and development plan of the Company, on August 8, 2024, we entered into the XXTX Acquisition Agreement with the Purchaser, and certain other parties thereto. Pursuant to the XXTX Acquisition Agreement, the Purchaser acquired all of the equity interests the XXTX at a total purchase price of zero, while taking over certain liabilities of XXTX as defined in the XXTX Acquisition Agreement. On August 20, 2024, the acquisition was completed and we ceased the online ride-hailing platform services.

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

On November 21, 2018, Senmiao entered into an Investment and Equity Transfer Agreement (the “Investment Agreement”) with Hunan Ruixi and all the shareholders of Hunan Ruixi, pursuant to which Senmiao acquired an aggregate of 60% of the equity interest of Hunan Ruixi with a consideration of zero. Senmiao closed the acquisition on November 22, 2018 and agreed to make a cash contribution of $6,000,000 to Hunan Ruixi, representing 60% of its registered capital, in accordance with the Investment Agreement. On February 12, 2024, Senmiao, Hunan Ruixi and its other shareholders entered into a Share Swap Agreement (the “Hunan Ruixi Share Swap Agreement”), pursuant to which, Senmiao purchased 5% equity interest from other shareholders of Hunan Ruixi at a total purchase price of $472,815, payable in the Company’s shares of common stock, par value $0.0001 per share at a per share price of the average closing price of a share of common stock reported on the Nasdaq Capital Market for ten (10) trading days immediately preceding February 1, 2024. On February 27, 2024, the issuance of shares of the Company’s common stock for this transaction has been completed and on March 28, 2024, the registration procedures for the change in shareholders was completed. As of the date of this Report, Senmiao has made the cash contributions with aggregated amount of $6,000,000 to Hunan Ruixi. Hunan Ruixi holds a business license for automobile sales and finance lease and has been engaged in automobile finance lease services and automobile sales since March 2019 and January 2019, respectively.

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

In May 2019, Senmiao formed its wholly owned subsidiary, Yicheng, with a registered capital of $50 million in Chengdu City, Sichuan Province, China. Yicheng obtained its business licenses for automobiles sale and has engaged in the sales of automobiles since June 2019. Yicheng used to have a license of finance lease, which was terminated since June 2022.

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

In April 2021, Senmiao formed Senmiao Technology (Hong Kong), Limited. (“Senmiao HK”), a limited liability company with a registered capital of $10,000 in Hong Kong. We hold 99.99% of the equity interests of Senmiao HK.

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

In December 2025, Senmiao entered into the Sichuan Acquisition Agreement with HMST to transfer its 100% equity in our former subsidiaries Yicheng, Senmiao Consulting and its subsidiaries (“former subsidiaries in Sichuan”) to HMST for nil consideration, while Senmiao undertook certain liabilities of $518,388 which were previously assumed by former subsidiaries in Sichuan. The Disposition was completed on December 31, 2025. Before the disposition, Senmiao had made a cumulative capital contribution of $5,750,000 and $9,350,032 to Yicheng and Senmiao Consulting, respectively.

In February 2026, Senmiao established Green Energy Capital Asset Inc. (“Green Energy”), a profit corporation incorporated in the State of Wyoming, United States. Green Energy is authorized to issue 1,000 zero-par-value common shares and no preferred shares, and we hold 100% of the common equity interests in Green Energy.

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

On March 31, 2022, Hunan Ruixi entered into an Agreement for the Termination of the Agreement for Concerted Action by Shareholders of Jinkailong (the “Termination Agreement”), pursuant to which the Voting Agreements mentioned above shall be terminated as of the date of the Termination Agreement. The termination will not impair the past and future legitimate rights and interests of all parties in Jinkailong. As a result of the Termination Agreement, we no longer have a controlling financial interest in Jinkailong and have determined that Jinkailong was deconsolidated from our consolidated financial statements effective as of March 31, 2022. However, as Hunan Ruixi still holds 35% equity interests in Jinkailong, Jinkailong is our equity investee company since then. As of March 31, 2026, the paid-in capital of Jinkailong was zero.

Customers

The majority of our Operating Entities’ customers are online ride-hailing drivers. Due to the complexity and difficulty of obtaining registration of various licenses required for driving an online ride-hailing car, our customers choose to lease automobile from us or become affiliated with us who offer them a simplified and smooth process to obtain qualified cars for online ride-hailing. The automobile lessees typically lease automobiles which meet the criteria of cars used for online ride-hailing for their own business in the industry. The automobile purchasers typically become affiliated with Hunan Ruixi through affiliation agreements pursuant to which Hunan Ruixi, as a qualified management company, provides them post-transaction management services during the affiliation period, which is usually the same as the term of the Financing Agreements.

Our Auto Business Entities acquire customers through the network of sales teams from third-party and our related parties, cooperated lease companies and our own efforts including online advertising and billboard advertising. Our Operating Entities also send out fliers and participate in trade shows to advertise our services. During the year ended March 31, 2026, we serviced approximately 1,000 customers for our Automobile Transaction and Related Services.

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

Applicants with any of the following attributes will be rejected:

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

Competition

The online ride-hailing industry in China is intensively competitive and full of rapid changes in technology, shifting user preferences and frequent introduction of new services and products. There were approximately 100 automobile leasing companies that provide automobile purchasing and leasing services to online ride-hailing drivers in Changsha City as of June 2026. Meanwhile, Didi Chuxing Technology Co., Ltd. (“Didi”) takes over 80% market share of the online ride-hailing platforms in China according to the public information. As of June 2026, there were approximately 50 companies who have established business relationships with Didi in Changsha. We face significant competition primarily from companies that operate in Changsha City, such as Changsha XiangyuZitai Automobile Leasing Service Co., Ltd.

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

On September 24, 2024, the CAC promulgated the Regulations for the Administration of Network Data Security, which came into effect on January 1, 2025. The Regulations for the Administration of Network Data Security restate and further specify the legal requirements for personal information, important data, cross-border data transfer, network platform services, and data security. Among others, if the network data processing activities have or may have impacts on national security, such activities shall be subject to national security review in accordance with relevant laws and regulations. Any failure to comply with such requirements may subject us to suspension of services, fines, revocation of relevant business permits or business licenses and other penalties.

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

Our Chinese subsidiary and affiliates have incurred, and will continue to incur, significant expenses in an effort to comply with cybersecurity and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations to the date of this Report in all material respects. However, changes in existing laws or regulations or adoption of new laws and regulations relating to cybersecurity and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future.

Regulations Related to Online Ride-Hailing Industry

Specific licenses and permits are also required for the drivers and vehicles engaged in the online ride-hailing industry.

In order to manage the rapidly growing online ride-hailing service market and control relevant risks, on July 27, 2016, seven ministries and commissions, including the Ministry of Transport (the “MOT”), jointly promulgated the Interim Measures for the Administration of Online Taxi Booking Business Operations and Services, which was amended on December 28, 2019 and November 30, 2022, which legalizes online ride-hailing platforms and requires the online ride-hailing services to meet the requirements set out by the Interim Measures and obtain requisite service licenses and take full responsibility of the ride services to ensure the safety of riders. According to the Interim Measures, (i) the competent transport department of the State Council shall be responsible for guiding the administration of online ride hailing services nationwide, (ii) the competent transport department of the government of a province or an autonomous region shall be responsible for guiding the administration of online ride hailing services within its respective administrative region, and (iii) the competent transport department of a municipality directly under the central government, a city divided into districts, a county, or other competent administrative department designated by the government shall be responsible for the specific administration of online ride hailing service. Before carrying out online ride hailing services, an online ride hailing service platform must obtain a permit for the online ride hailing business and complete the record filing of internet information services with the provincial communications administration in the place of its enterprise registration. Such platform must be capable of exchanging and processing the relevant information and data with its servers located within the PRC, establish a sound operational management system, work safety management system and service quality assurance system, and fulfill other conditions as prescribed. Platforms that conduct the online ride hailing business without obtaining the necessary permit may be subject to an order of correction, a warning by the local authority, a fine of RMB10,000 (US$1,450) to RMB30,000 (US$4,349), or even criminal liabilities if a violation constitutes a crime. Vehicles used for online ride hailing services must also satisfy certain conditions in order to obtain the transportation permit for vehicles used for online ride hailing services, including, among others, installation of satellite navigation system and emergency alarm devices, and meeting certain operational safety criteria. The Interim Measures also impose certain requirements on drivers engaged in online ride hailing services, including, among others, a driving experience of more than three years and no transport or driving related or violent criminal offense or violent crime record. Drivers must meet the prescribed conditions and pass the relevant exams before they can obtain the driver’s license for online ride hailing services. Platforms may be subject to an order of correction and a fine of RMB5,000 (US$725) to RMB10,000 (US$1,450), and in severe cases a fine of RMB10,000 (US$1,450) to RMB30,000 (US$4,349), if the relevant vehicle or driver providing the online ride hailing services has not obtained the applicable permit. Furthermore, the Interim Measures also provide that competent local governmental authorities may formulate detailed implementing rules for their respective regions in accordance with the Interim Measures and in light of local conditions.

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

As of March 31, 2026, all of our online ride-hailing drivers who leased our automobiles or used our services have obtained the driver’s license, and all of the cars used for online ride-hailing services which we provided management services to have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing online ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We are in the process of assisting the drivers to obtain the required certificate and license, such as providing registered and training services. However, there is no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses.

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

Regulations Relating to Vehicle Rental Services

Pursuant to the Administration Measures for Operations and Services of Small and Micro Passenger Vehicles issued by the Ministry of Transport on December 20, 2020 and last amended on August 11, 2021, rental business operators of small and micro passenger vehicles shall carry out record-filing procedures with the city or county level counterparts of the Ministry of Transport where the business operations are conducted, within 60 days after completing the relevant registration formalities with the local counterparts of the State Administration for Market Regulation, or within 60 days after establishing new service agencies to carry out relevant business activities. To qualify for the record filing procedures, an applicant entity shall satisfy, among others, the following requirements: (i) being an independent legal person registered under the PRC law; (ii) the vehicles used for rental business operations passing quality inspections, and the registered nature of these vehicles being “rental”; (iii) having the business premises and management personnel eligible for the rental business; (iv) establishing corresponding service institutions and having corresponding service capabilities locally; (v) developing comprehensive operation and management systems, service procedures, safety management systems, and emergency response plans. Failure to complete the record-filing procedures may subject the rental business operators of small and micro passenger vehicles to orders to rectify and fines ranging from RMB3,000 (US$434) to RMB10,000 (US$1,450). All vehicles used for our Auto Operating Leasing have obtained the required licenses and completed the registration.

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

Regulations Related to Internet Advertising

The Measures for Administration of Internet Advertising (the “Internet Advertising Measures”), were adopted by the MSA and became effective on May 1, 2023. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 (US$14,497) may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 (US$725) to RMB30,000 (US$4,349) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB5,000 (US$725) to RMB30,000 (US$4,349). Our marketplace is in the process of complying with the new Internet Advertising Measures during our advertising activities.

Regulations Related to Company Establishment, Dividend Distribution and Foreign Investment

The establishment, operation and management of corporate entities in China is governed by the Company Law of the PRC (the “Company Law”), which was issued by the SCNPC and was last amended in December 2023 and will come into effect as from July 1, 2024. The Company Law applies to both PRC domestic companies and foreign-invested companies. All of our subsidiary in China is subject to the Company Law. According to the Company Law, companies established in the PRC are either limited liability companies or joint stock limited liability companies.

The establishment procedures, approval procedures, registered capital requirements, foreign exchange matters, accounting practices, taxation and labor matters of a wholly foreign-owned enterprise are regulated by the Foreign Investment Law and the Implementing Rules of the PRC Foreign Investment Law (the “Implementing Rules”), which was approved by the National People’s Congress of China in March 2019 and December 2019, respectively. The PRC Foreign Investment Law and the Implementing Rules both took effect on January 1, 2020 and replaced three major previous laws on foreign investments in China, namely, the Sino-foreign Equity Joint Venture Law, the Sino-foreign Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, and their respective implementing rules. According to these regulations, foreign-invested enterprises in the PRC may only pay dividends out of their accumulated profit, if any, determined in accordance with PRC accounting standards and regulations. However, relevant PRC laws and regulations permit payments of dividends by the Group’s entities incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. A PRC company is required to set aside general reserves of at least 10% of its after-tax profit, until the cumulative amount of such reserves reaches 50% of its registered capital unless the provisions of laws regarding foreign investment provide otherwise. As of March 31, 2026, the total respective registered capital of the Company’s direct subsidiary was $10.0 million.

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

As of March 31, 2026, the Company’s subsidiary incorporated in the PRC has suffered accumulated loss and the Company concluded all the subsidiaries did not have abilities to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. Furthermore, even though the Company currently does not require any such dividends, loans or advances from the PRC entities for working capital and other funding purposes, the Company may in the future require additional cash resources from them due to changes in business conditions, to fund future acquisitions and development, or merely to declare and pay dividends or distributions to its shareholders

Except for the above, there is no other restriction under PRC laws and regulations for PRC companies on use of proceeds generated by the Group’s subsidiaries to satisfy any obligations of the Company, as long as the PRC company completed all required procedures, including the tax payment certification and tax declaration.

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

Regulations Related to Labor and Social Security

Pursuant to the PRC Labor Law, the PRC Labor Contract Law and the Implementing Regulations of the Employment Contracts Law, labor relationships between employers and employees must be executed in written form. Wages may not be lower than the local minimum wage. Employers must establish a system for labor safety and sanitation, strictly abide by state standards and provide relevant education to their employees. Employees are also required to work in safe and sanitary conditions.

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

SAFE Circular 37 was issued to replace SAFE Circular 75 (the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles). SAFE further enacted the Notice on Further Simplifying and Improving the Foreign Exchange Management Policies for Direct Investment (the “SAFE Circular 13”) effective from June 1, 2015, which allows PRC residents or entities to register with qualified banks in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. However, remedial registration applications made by PRC residents that previously failed to comply with the SAFE Circular 37 continue to fall under the jurisdiction of the relevant local branch of SAFE. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiary of that special purpose vehicle may be prohibited from distributing profits to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

See “Risk Factors — Risks Related to Doing Business in China — PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.”

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

The State Administration of Taxation has promulgated several rules and notices to tighten the scrutiny over acquisition transactions in recent years, including the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (the “SAT Circular 698”), the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises (the “SAT Circular 24”) and the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises (the “SAT Bulletin 7”). Pursuant to these rules and notices, if a non-PRC resident enterprise transfers its equity interests in a PRC tax resident enterprise, such non-PRC resident transferor must report to the tax authorities at the place where the PRC tax resident enterprise is located and is subject to a PRC withholding tax of up to 10%. In addition, if a non-PRC resident enterprise indirectly transfers so-called PRC Taxable Properties, referring to properties of an establishment or a place of business in China, real estate properties in China and equity investments in a PRC tax resident enterprise, by disposition of the equity interests in an overseas non-public holding company without a reasonable commercial purpose and resulting in the avoidance of PRC enterprise income tax, the transfer will be re-characterized as a direct transfer of the PRC Taxable Properties and gains derived from the transfer may be subject to a PRC withholding tax of up to 10%. SAT Bulletin 7 has listed several factors to be taken into consideration by the tax authorities in determining if an indirect transfer has a reasonable commercial purpose. However, regardless of these factors, an indirect transfer satisfying all the following criteria will be deemed to lack a reasonable commercial purpose and be taxable in the PRC: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from PRC Taxable Properties; (ii) at any time during the one year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in the PRC, or 90% or more of its income is derived directly or indirectly from the PRC; (iii) the functions performed and risks assumed by the intermediary enterprise and its subsidiary that directly holds the PRC Taxable Properties is limited and is insufficient to prove its economic substance; and (iv) the foreign tax payable on the gain derived from the indirect transfer of the PRC Taxable Properties is lower than the potential PRC tax on the direct transfer of those assets. On the other hand, indirect transfers falling into the scope of the safe harbors under SAT Bulletin 7 may not be subject to PRC tax. The safe harbors include qualified group restructurings, public market trades and exemptions under tax treaties.

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

Pursuant to applicable PRC regulations promulgated by the Ministry of Finance of China and the SAT, we are required to pay a VAT at a rate of 6% for our different services and 13% for our automobile, operating lease and finance lease, with respect to revenues derived from the provision of Automobile Transaction and Related Services. A taxpayer is allowed to offset the qualified input VAT paid on taxable purchases against the output VAT chargeable on the revenue from services provided.

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

The Trial Measures provide the CSRC with power to warn, fine, and issue injunctions against both PRC domestic companies, their controlling shareholders, and their advisors in listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures: (1) PRC domestic companies, and their controlling shareholders if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB1 million and RMB10 million ($144,970 and $1,449,696); the Subject Individuals in these entities may severally, face warnings and fines between RMB0.5 million and RMB5 million ($72,485 and $724,848). (2) Advisors in listing or offering securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB0.5 million and 5 million ($72,485 and $724,848); the Subject Individuals in these advisor entities may, severally, face warnings and fines between RMB0.2 million and RMB2 million ($28,994 and $289,939).

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

Human Capital

As of the date of this Report, we have a total of 28 full-time employees including three executive officers.

The following table sets forth the breakdown of our employees by function in our Automobile Transaction and Related Services:

Function	Number of Employees
Management	2
Legal & Risk Management	2
Operations	4
Marketing	1
Drivers & Automobile Management and Services	6
Human Resources & Administration	2
Finance and Accounting	3
Total	20

All of our employees are based in the city of Changsha, where our main operations are located.

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

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on PRC trademark and trade secret law and confidentiality, invention assignment and non-compete agreements with our employees and others to protect our proprietary rights. We own 8 trademarks. We have also registered numerous domain names, including www.51ruixi.com, www.senmiaotech.com and senmiaotechir.com. The information on our websites is not part of, or incorporated in, this Report.

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

Risk Factors Summary

Risks Related to Our Business and Industry

●	We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

●	Relationship between us, our affiliates and Gaode Maps and other cooperated partners is crucial to our ability to grow our business, results of operations and financial condition.

●	Illegal, improper or otherwise inappropriate activities of customers while receiving our services could expose us to liabilities and harm our reputation, business, results of operations and financial condition.

●	Our customers’ failure to fully comply with PRC online ride-hailing-related laws may expose us to potential penalties and negatively affect our operations.

●	If we fail to effectively manage the behaviors of disintermediation and other misconduct and fraud by our users, our business, results of operations and financial condition could be materially and adversely affected.

●	If we are unable to collect our revenue, repossess or sub-lease the cars held by the defaulted customers in a cost-effective manner, our business and results of operations would be materially and adversely affected.

●	We are exposed to credit risk in our Auto Businesses

●	We are required to obtain licenses and permits related to financing and lending in China for our business operations, and we may not be able to obtain or maintain such licenses or permits.

●	Our failure to lease cars that we purchased from dealers or leased from other automobile rental companies with a satisfied utilization may have a material and adverse effect on our business, financial condition and results of operations.

●	If data provided by automobile lessees and other third-party sources or collected by us are inaccurate, customer trust in us could decline.

●	We may be subject to product liability claims if people or property are harmed by vehicles purchased through us.

●	We may be considered as conducting payment services as a non-financial institution without a Payment Business Permit.

●	Any significant disruption in our IT systems could materially and adversely affect our business.

●	If we fail to obtain and maintain the requisite licenses and approvals required for our business, our business may be materially and adversely affected.

●	We rely primarily on a third-party insurance policy to insure our auto-related risks.

●	Government policies on automobile purchases and usage in the online ride-hailing industry may materially affect our results of operations.

●	Our business is subject to laws, regulations and regulatory policies that are being continuously amended and improved, and the interpretation and implementation of newly established policies may remain uncertain, which could have an adverse impact on our business and future prospects.

●	Our business is subject to risks related to China’s automobile leasing and financing industry, including industry-wide and macroeconomic risks.

●	We have incurred net losses and may continue to incur net losses in the future.

●	Our operations depend on the performance of the internet infrastructure and fixed telecommunications networks in China.

●	We have identified material weaknesses in our internal control over financial reporting.

●	We have limited business insurance coverage.

●	Our common stock will be prohibited from trading in the United States under the Holding Foreign Companies Accountable Act, or the HFCA Act, in the future if the PCAOB is unable to inspect or investigate completely our auditors. The delisting of our common stock, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections of our auditors would deprive our investors of the benefits of such inspections.

●	We face risks related to natural disasters, health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations.

●	Our operations are entirely concentrated in a single city in China, which exposes us to heightened geographic risk that could have a company-wide adverse effect on our business, results of operations and financial condition.

●	We are subject to a mandatory new energy vehicle requirement for newly added vehicles in Changsha beginning in 2027, which may require significant capital expenditure and expose us to supply, operational and transition risks that could adversely affect our business.

●	Our entire continuing business depends on a single PRC operating subsidiary, and any adverse regulatory, legal or operational development affecting Hunan Ruixi specifically would have a total impact on our revenue and business.

Risks Related to Doing Business in China

●	Our current corporate structure and business operations may be affected by the Foreign Investment Law.

●	Our previous contractual arrangements in relation to Sichuan Senmiao may be subject to scrutiny by the PRC tax authorities and they may determine that we or Sichuan Senmiao owe additional taxes, which could negatively affect our financial condition and the value of your investment.

●	If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC stockholders.

●	Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

●	We are required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

●	Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

●	Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

●	Compliance with China’s new Data Security Law, Measures on Cybersecurity Review, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

●	Recent greater oversight by the CAC over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our business and our offering.

●	We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

●	PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds of from our public offerings to make loans to or make additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

●	We rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business.

●	Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

●	Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

●	Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

●	The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

●	If the chops of our PRC subsidiary are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

●	Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

●	PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

Risks Related to Our Securities

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

●	The market price for our common stock may be volatile.

●	We have a significant number of outstanding warrants.

●	Certain judgments obtained against us by our stockholders may not be enforceable.

●	Our articles of incorporation and by-laws could deter a change of our management, which could discourage or delay offers to acquire us.

●	Shareholders must rely on price appreciation of our common stock for return on their investment.

Other General Risk Factors

●	We may need additional capital, and financing may not be available on terms acceptable to us.

●	Fluctuations in interest rates could negatively affect our results of operations.

●	Our operating results may fluctuate significantly and may not fully reflect the underlying performance of our business.

●	If we fail to promote and maintain our brands in an effective and cost-efficient way, our business and results of operations may be harmed.

●	Any harm to our brands or reputation may materially and adversely affect our business.

●	Misconduct, errors and failure to function by our employees and third-party service providers could harm our business and reputation.

●	A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.

●	Our ability to protect the confidential information of our customers may be adversely affected by cyber-attacks, computer viruses, physical or electronic break-ins or similar disruptions.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

●	Some aspects of our digital operations include open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

●	From time to time, we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

●	Escalating tensions between the United States and China, including tariff measures, export controls, and US legislative actions targeting Chinese-linked public companies, could adversely affect our Nasdaq listing, our ability to access US capital markets, and investor sentiment toward our common stock.

Risks Related to Our Business and Industry

We face intense competition, which could lead to our inability to secure market share or cause us to lose market share to our competitors, any of which could materially and adversely affect our business, results of operations and financial condition.

The online ride-hailing market in China, especially in our key target markets of Changsha, is intensely competitive and characterized by rapid changes in technology, shifting user preferences, and frequent introductions of new services and offerings. Our success in a given geographic market significantly depends on our ability to maintain or increase the scale of our network in that geographic market by attracting and keeping drivers to engage their ride-hailing business through our Partner Platforms or leasing automobiles provided by us. We face intense competition in the Automobile Transaction and Financing Services. We face significant competition from existing, well-established, and low-cost alternatives, and in the future we expect to face competition from new market entrants. Our competitors may have significantly more resources than we do, including financial, technological, marketing and others and may be able to devote greater resources to the development and promotion of their services. As a result, they may have deeper relationships with online ride-hailing drivers, automobile dealers, automobile leasing companies and other third-party service providers than we do. This could allow them to develop new services, adapt more quickly to changes in technology and to undertake more extensive marketing campaigns, which allow them to derive greater revenue and profits from their existing user bases, enlarge their user base at lower costs, or respond more quickly to new and emerging technologies and trends. As a consequence, our services may be less attractive to consumers and cause us to lose market share.

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

We also cooperate with local automobile dealers, automobile leasing companies, financial institutions and others to attract online ride-hailing drivers to run their business through our Partner Platforms and provide automobile transaction and financing services. Our ability to acquire customers depends on our own marketing efforts through online advertising and billboard advertising, as well as the network of different third-party sales teams. We intend to strengthen relationships with existing financing partners and develop new relationships for our automobile transaction and financing business. If we are not able to attract or retain cooperative automobile dealers, automobile leasing companies with favorable term as new business partners on acceptable terms, our business growth will be hindered and our results of operations and financial condition will suffer.

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

The online ride-hailing industry is highly regulated in China. According to the guidelines issued by the different local authorities in China, including our major operations, Changsha, online reservation taxi operating license, automobile certificate and online reservation taxi driver’s license are required for a driver to operate the online ride-hailing business. All of our served online ride-hailing drivers have obtained the online reservation taxi driver’s certificates as of March 31, 2026. We cannot assure you that we will not be subject to further fines, penalties or more severe administrative actions or proceedings in the future. If we or drivers or vehicles fail to obtain or maintain any required licenses, permits or approvals or make any necessary filings in a timely matter or at all, we may be subject to a variety of penalties, including fines or potentially being forced to suspend, terminate or significantly reduce our operations in the city or jurisdiction. Our business and results of operations will be materially affected if our affiliated drivers are suspended from providing ride-hailing services or receive substantial fines.

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

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of March 31, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounted to RMB3.5 million (approximately $507,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032. Furthermore, as a 35% equity holder, we could be required to fund a portion of any capital shortfall at Jinkailong, or we may lose the value of our equity investment entirely.

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

In January 2019, we started to purchase automobiles from automotive dealers for sales. As we shifted our business focus to automobile rental since March 2020, we lease automobiles mainly for operating lease during the year ended March 31, 2026. We primarily purchase or lease automobile models that are reliable, affordable and based on the local regulation requirement of the automobiles used for online ride-hailing, feedback from and market analysis as to perception and demand for such models, and that will appeal to lessees in lower-tier cities. We adopt a stable pricing formula, considering the historical and future expenditure, remaining available leasing months and market price to determine our rental price for various rental solutions. During the year ended March 31, 2026, our average utilization of the automobiles for operating lease was approximately 88.3%, as compared with 92.3% in the year ended March 31, 2025. However, the competition in the operating lease of automobiles is tough in Changsha, and there is no assurance that we will be able to do so effectively and the utilization of automobiles held for operating lease is satisfied to generate sufficient profit and cash. Demand for the automobiles that we purchase or lease can change significantly between the time the automobiles are purchased and the date of sale or lease. Demand may be affected by new automobile launches, changes in the pricing of such automobiles, market conditions for the online ride-hailing, defects, changes in consumer preference and other factors, and dealers may not purchase them in the quantities that we expect. We may also need to adopt more aggressive pricing strategies for these cars than originally anticipated. We also face inventory risk in connection with the automobiles purchased, including the risk of inventory obsolescence, a decline in values, and significant inventory write-downs or write-offs. If we were to adopt more aggressive pricing strategies, our profit margin may be negatively affected as well. We may also face increasing costs associated with the storage of these automobiles. Any of the above may materially and adversely affect our financial condition and results of operations.

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

As of March 31, 2026, our business is available in one city in China. The online ride-hailing industry remains in a developing stage with evolving regulatory frameworks, and relevant government authorities may periodically promulgate new laws, regulations and implementing rules to address emerging industry issues. In addition, considerable uncertainties still exist with respect to the interpretation and implementation of existing laws and regulations governing our business activities. A large number of proposals are before various regional, and local legislative bodies and regulatory entities regarding issues related to our industry or our business model. As of March 31, 2026, we had not been subject to any material fines or other penalties under any PRC laws or regulations as to our business operations. However, if the PRC government tightens regulatory for industries our business been involved in the future, and subject industry participants to new or specific requirements (including without limitation, capital requirements and licensing requirements), our business, financial condition and prospects would be materially and adversely affected. Meanwhile, compliance with existing and future rules, laws and regulations can be costly and if our practice is deemed to violate any existing or future rules, laws and regulations, it may face injunctions, including orders to cease non-compliant activities, and may be exposed to other penalties as determined by the relevant government authorities as well.

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

We had net losses of $5,268,901 and $1,906,841 from our continuing operations in the years ended March 31, 2026 and 2025, respectively. We may continue to incur losses in the future. We anticipate that our operating expenses will increase in the foreseeable future as we schedule to attract more customers and further enhance and develop our current businesses and may seek for other profitable business in the future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Our net revenue growth may slow, our net income margins may decline or we may incur additional net losses in the future and may not be able to achieve and maintain profitability on a quarterly or annual basis. In addition, our net revenue growth rate will likely decline as our net revenue grows to higher levels.

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

In connection with the audit of our consolidated financial statements for the year ended March 31, 2026, we have identified “material weaknesses” in our internal control over financial reporting. As defined in the standards established by the Public Company Accounting Oversight Board of the United States (the “PCAOB”), a “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that have been identified include: (i) insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts, which resulted in restatement of our unaudited financial statements as of and for the three and nine months ended December 31, 2025; (ii) be lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and (iii) had deficiencies in our IT general control regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system.

We have implemented, and will continue to implement, measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to these material weaknesses. We plan to (i) continuously hire additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements; (ii) set up an internal audit function and continuously ameliorate our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and (iii) improve our IT environment and daily management.

We cannot assure you that the measures we have taken to date, and actions we intend to take in the future, will be sufficient to remediate material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. These material weaknesses have adversely affected, and may continue to adversely affect, the accuracy and timing of our financial reporting. In particular, as described elsewhere in this Annual Report, these material weaknesses resulted in the restatement of our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2025. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

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

Our auditor, Marcum Asia CPAs LLP, an independent registered public accounting firm that is headquartered in the United States, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. As of the date of this report, Marcum Asia CPAs LLP was not included in the list of identified firms in the PCAOB Determination issued on December 16, 2021. Therefore, we believe that the Holding Foreign Companies Accountable Act and the related regulations do not currently affect us. Furthermore, any recent developments would add uncertainties to our offering, and we cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result Nasdaq may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Ordinary Shares. Further, new laws and regulations or changes in laws and regulations in both the United States and China could affect our ability to list our Ordinary Shares on Nasdaq, which could materially impair the market for and market price for our securities.

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

Our operations are entirely concentrated in a single city in China, which exposes us to heightened geographic risk that could have a company-wide adverse effect on our business, results of operations and financial condition.

Following the completion of the Disposition on December 31, 2025, all of our continuing automobile transaction and related services operations are now conducted exclusively in the city of Changsha, Hunan Province, China, through our majority-owned subsidiary Hunan Ruixi. We no longer have any revenue-generating operations outside of Changsha.

This single-city concentration means that any adverse development specific to Changsha — including changes to local transportation regulations, actions by the Changsha Municipal Bureau of Transportation, disruptions to the local economy, local public health events, natural disasters, or a deterioration in online ride-hailing demand in Changsha — would have a disproportionate and potentially total impact on our business. Unlike companies with geographically diversified operations, we have no ability to offset losses in one market against performance in another.

Furthermore, our business depends on the continued availability of suitable automobiles, drivers, and platform partners in Changsha. If any of these local market conditions deteriorate — including increased saturation of the Changsha ride-hailing market, a reduction in driver income levels, or changes in local government policy toward the online ride-hailing industry — our revenue and profitability would be materially and adversely affected. We cannot assure you that we will expand our operations beyond Changsha in the near term, and any failure to do so will perpetuate our dependence on a single geographic market.

We are subject to a mandatory new energy vehicle requirement for newly added vehicles in Changsha beginning in 2027, which may require significant capital expenditure and expose us to supply, operational and transition risks that could adversely affect our business.

Pursuant to regulations issued by the Changsha Municipal Bureau of Transportation, all newly added automobiles used for online ride-hailing services in Changsha must be new energy vehicles ("NEVs") starting from 2027. This mandatory transition applies directly to our core automobile operating lease business, which currently serves approximately 340 ride-hailing drivers with a mix of conventional and NEV vehicles.

Compliance with this requirement will impose a number of risks and costs on our business, including:

●	Capital requirements. Acquiring or leasing NEVs typically involves higher upfront costs compared to conventional vehicles. Given our current liquidity position and history of operating losses, we cannot assure you that we will have sufficient capital to acquire a sufficient number of NEVs to maintain or grow our fleet without additional external financing.

●	Supply and manufacturer dependency. Our ability to maintain our fleet depends on access to NEVs from manufacturers with whom we have cooperative relationships. If our existing arrangements with NEV manufacturers such as BYD are not maintained on favorable terms, or if supply chain constraints limit NEV availability, we may not be able to add new vehicles to our fleet on a timely basis.

●	Operational adaptation. NEVs require different maintenance, charging infrastructure, and operational management compared to conventional vehicles. Our current operational systems and staff may need to be upgraded or retrained, which would increase our operating expenses.

●	Driver acceptance. Drivers who lease our vehicles may have concerns about NEV range, charging availability in Changsha, or familiarity with NEV operation. If drivers are reluctant to lease NEVs, our ability to maintain fleet utilization rates could be adversely affected.

Any failure to comply with the NEV transition requirement could result in regulatory sanctions and the inability to add qualifying vehicles to our fleet, which would directly limit our ability to grow or maintain our automobile operating lease business.

Our entire continuing business depends on a single PRC operating subsidiary, and any adverse regulatory, legal or operational development affecting Hunan Ruixi specifically would have a total impact on our revenue and business.

Following the completion of the Disposition on December 31, 2025, Hunan Ruixi Business Operation Management Co., Ltd. is the sole PRC operating entity through which we conduct all of our continuing automobile transaction and related services. All of our revenue, customer relationships, regulatory licenses, automobile assets, and operational staff are concentrated within this single entity.

Any event that adversely affects Hunan Ruixi — including revocation or suspension of its business licenses, a regulatory investigation or sanction, a legal judgment against it, the loss of key management personnel, or an operational failure — would directly and immediately impair our entire business. Unlike companies with multiple operating subsidiaries that provide a measure of diversification and redundancy, we have no operational fallback if Hunan Ruixi is unable to conduct its business. We cannot assure you that Hunan Ruixi will maintain all required licenses and approvals, remain in compliance with all applicable regulations, or avoid legal or regulatory proceedings that could restrict its operations.

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

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiary to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59, SAT Bulletin 7 or SAT Notice 37, and may be required to expend valuable resources to comply with Circular 59, SAT Bulletin 7 and SAT Notice 37 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

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

Our business operations conducted through our PRC Operating Entities may be adversely affected by the current and future political environment in the PRC. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing reform policies which have adversely affected China-based operating companies whose securities are listed in the United States, with significant policies changes being made from time to time without notice. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. Consequently, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors. Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market-oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

Accordingly, given the PRC government’s significant oversight and discretion over the conduct of our operating subsidiary’s business, it may intervene or influence the operations of our PRC subsidiary at any time and to exert control over an offering of securities conducted overseas and/or foreign investment in China-based issuers, which may cause us to make material changes to the operations of our PRC subsidiary and could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

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

We conduct all of our business through our subsidiary in China. Our operations in China are governed by PRC laws and regulations. Our PRC subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the CSRC stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. To the best knowledge of this Company, as of the date of this Report, current Chinese laws and regulations do not forbid us from issuing securities overseas. On December 24, 2021, the CSRC published the Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Administrative Provisions”) and the Administration Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Draft Filing Measures”). The Draft Administrative Provisions and the Draft Filing Measures lay out requirements for filing and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. On the same date, the CSRC circulated Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions, or collectively, the Guidance Rules and Notice, on CSRC’s official website. The Trial Measures, together with the Guidance Rules and Notice reiterate the basic principles of the Draft Administrative Provisions and Draft Filing Measures and impose substantially the same requirements for the overseas securities offering and listing by domestic enterprises, and clarified and emphasized several aspects, which include but are not limited to: (1) criteria to determine whether an issuer will be required to go through the filing procedures under the Trial Measures; (2) exemptions from immediate filing requirements for issuers including those that have already been listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, but these issuers shall still be subject to filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as issuers whose affiliates have been recently convicted of bribery and corruption; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and obligation after offering or listing overseas to file with the CSRC after it completes subsequent offerings and to report to the CSRC material events including change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their relevant shareholders for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation. Specifically, pursuant to the Trial Measures, our future securities offerings in the Nasdaq Capital Market where we have previously offered and listed shall also be filed with the CSRC within 3 working days after the offering is completed. The Trial Measures provide the CSRC with power to warn, fine, and issue injunctions against both PRC domestic companies, their controlling shareholders, and their advisors in listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures: (1) PRC domestic companies, and their controlling shareholders if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB1 million and RMB10 million ($144,970 and $1,449,696); the Subject Individuals in these entities may severally, face warnings and fines between RMB0.5 million and RMB5 million ($72,485 and $724,848). (2) Advisors in listing or offering securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB0.5 million and RMB5 million ($72,485 and $724,848); the Subject Individuals in these advisor entities may, severally, face warnings and fines between RMB0.2 million and RMB2 million ($28,994 and $289,939). As the Trial Measures are newly issued, there remain uncertainties regarding its interpretation and implementation. Therefore, we cannot assure you that we will be able to complete the filings for our future offerings and fully comply with the relevant new rules on a timely basis, if at all. In addition, we cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

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

Additionally, China’s Cyber Security Law, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopts a multi-level protection scheme (MLPS), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level to which the entity’s information and network systems belong-from the lowest Level 1 to the highest Level 5 pursuant to the Measures for the Graded Protection and the Guidelines for Grading of Classified Protection of Cyber Security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

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

We have made our determinations based on prior discussion with Yuantai Law Offices, our former PRC counsel, to the extent that the discussion relates to matters of CSRC, CAC and other government authorities on our PRC subsidiary’s operations and concluded that: as of the date of this Report, we, our PRC subsidiary and equity investee company, (i) are not required to obtain permissions from the CSRC, CAC or any other government authorities on our PRC subsidiary’s operations, and (ii) have not received or were denied such permissions by any PRC government authorities. If the Security Administration Draft is enacted as proposed, we believe that the operations of our PRC subsidiary and our listing will not be affected and that we will not be subject to cybersecurity review by the CAC, given that our PRC subsidiary possesses personal data of fewer than one million individual clients and does not collect data that affects or may affect national security in their business operations as of the date of this Report and does not anticipate that they will be collecting over one million users’ personal information or data that affects or may affect national security in the near future. There remains uncertainty, however, as to how the Cybersecurity Review Measures and the Security Administration Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures and the Security Administration Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review and network data security review in the future. During such reviews, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review and network data security review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

As of the date of this Report, we have not received any notice from any authorities identifying our PRC subsidiary as CIIOs. However, given the uncertainties surrounding the interpretation and implementation of the Cyber Security Law, Data Security Law and relevant regulations, we cannot rule out the possibility that we, or certain of our customers or suppliers may be deemed as a CIIO, or an operator processing “important data.” First, if we are deemed as a CIIO, our purchase of network products or services, if deemed to be affecting or may affect national security, will need to be subject to cybersecurity review, before we can enter into agreements with relevant customers or suppliers, and before the conclusion of such procedure, these customers will not be allowed to use our products or services, and we are not allowed to purchase products or services from our suppliers. There can be no assurance that we would be able to complete the applicable cybersecurity review procedures in a timely manner, or at all, if we are required to follow such procedures. Any failure or delay in the completion of the cybersecurity review procedures may prevent us from using certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if we are deemed a CIIO using network products or services without having completed the required cybersecurity review procedures. If the reviewing authority is of the view that the use of such network products or services by us, or by certain of our customers or suppliers, involves risk of disruption, is vulnerable to external attacks, or may negatively affect, compromise, or weaken the protection of national security, we may not be able to provide such products or services to relevant customers, or purchase products or services from relevant suppliers. This could have a material adverse effect on our results of operations and business prospects. Second, the notion of “important data” is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of important data, and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in China with judicial and law enforcement authorities outside of China. If judicial and law enforcement authorities outside China require us to provide data stored in China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impact on our operations in and outside of China.

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

Under PRC laws and regulations, we are permitted to utilize the proceeds from our public offerings to fund our PRC subsidiary by making loans to or additional capital contributions to our PRC subsidiary, subject to applicable government registration and approval requirements.

Any loans to our PRC subsidiary, which is treated as foreign-invested enterprises under PRC laws, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the MOFCOM or its local counterpart and the amount of registered capital of such foreign-invested company or 2.5 times of the net assets of such foreign-invested company.

We have financed and expect to continue to finance our PRC subsidiary by means of capital contributions. These capital contributions must be approved by the MOFCOM or its local counterpart. In addition, SAFE issued a circular in September 2008, SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and unless otherwise provided by law, may not be used for equity investments within the PRC. On July 4, 2014, the SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014 and some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designate areas and such enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB fund converted from foreign exchange capital. However, Circular 19 continues to prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. On June 9, 2016, SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be provide as loans to its non-affiliated entities. SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of our public offerings to fund the establishment of new entities in China by our PRC subsidiary, to invest in or acquire any other PRC companies through our PRC subsidiary.

As March 31, 2026, the Company has made accumulated capital contributions of $6.0 million directly to the subsidiary. The contributions were generated from our historical offering proceeds.

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

We are a holding company, and we rely on dividends and other distributions on equity paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. If our PRC subsidiary incurs debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

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

Our PRC subsidiary currently has suffered accumulated loss and is unable to pay us any dividend given their financial condition. If our PRC subsidiary’s financial condition improves, the above discussed PRC laws will likely limit their ability to pay dividends or make other distributions to us. Such limitations could materially and adversely impact our cash flows and limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Fluctuations in exchange rates could have a material adverse effect on our results of operations and the value of your investment.

Substantially all of our revenues and expenditures are denominated in RMB, whereas our reporting currency is the U.S. dollar. As a result, fluctuations in the exchange rate between the U.S. dollar and RMB will affect the relative purchasing power in RMB terms of our U.S. dollar assets and the proceeds from our public offerings. Our reporting currency is the U.S. dollar while the functional currency for our PRC subsidiary is RMB. Gains and losses from the re-measurement of assets and liabilities that are receivable or payable in RMB are included in our consolidated statements of operations. The re-measurement has caused the U.S. dollar value of our results of operations to vary with exchange rate fluctuations, and the U.S. dollar value of our results of operations will continue to vary with exchange rate fluctuations. A fluctuation in the value of RMB relative to the U.S. dollar could reduce our profits from operations and the translated value of our net assets when reported in U.S. dollars in our financial statements. This could have a negative impact on our business, financial condition or results of operations as reported in U.S. dollars. If we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in currencies relative to the periods in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. We have not made adequate employee benefit payments. As of March 31, 2026 and 2025, we did not make adequate employee benefit contributions in the amount of $48,058 and $43,919, respectively, for our continuing operations. We accrued the amount in accrued payroll and welfare. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

If the chops of our PRC subsidiary are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Each legally registered company in China is required to maintain a company chop, which must be registered with the local Public Security Bureau. In addition to this mandatory company chop, companies may have several other chops which can be used for specific purposes. The chops of our PRC subsidiary are generally held securely by personnel designated or approved by us in accordance with our internal control procedures. To the extent those chops are not kept safely, are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and those corporate entities may be bound to abide by the terms of any documents so chopped, even if they were chopped by an individual who lacked the requisite power and authority to do so. In addition, if the chops are misused by unauthorized persons, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources to resolve while distracting management from our operations.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under our 2018 Equity Incentive Plan will be subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

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

In addition, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our stockholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such stockholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiary’s ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Risks Related to Our Securities

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On August 16, 2021, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On February 15, 2022, we received a letter from Nasdaq informing that trading of the Company’s common stock will be suspended at the opening of business on February 24, 2022, unless the Company requests an appeal of Nasdaq’s determination. The Company has timely requested an appeal and on May 5, 2022, the Nasdaq Hearings Panel (the “Panel”) confirmed the Company has regained compliance with the minimum bid price through a reserve stock split effective on April 6, 2022. The Panel has also determined to impose a Panel Monitor for a period of one year from the date of the letter, or until May 5, 2023 to monitor the Company’s continued compliance with all Nasdaq continued listing requirements, pursuant to Nasdaq Listing Rule 5815(d)(4)(A). Should the Company fail to meet the minimum bid price requirement for a period of 30 consecutive trading days or any other requirements for continued listing on Nasdaq, the staff will issue a Delist Determination Letter and promptly schedule a new hearing. On May 8, 2023, we received a notice from Nasdaq to inform the Company was in compliance with the applicable Nasdaq Listing Rules. On June 15, 2023, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. On March 26, 2024, we received a letter from the Nasdaq notifying us that we have regained compliance with the Nasdaq Capital Market’s minimum bid price requirement and the matter is closed. On July 29, 2025, we received a deficiency notice from Nasdaq informing us that our common stock, par value $0.0001 per share, fails to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the common stock for the 30 consecutive business days prior to the date of the notice and the matter is closed. On December 1, 2025, we received a letter from Nasdaq informing us that, as reported in our quarterly report on Form 10-Q for the period ended September 30, 2025, because our stockholders’ equity was ($132,073), as of September 30, 2025, we did not meet the alternatives of market value of listed securities or net income from continuing operations, and we no longer complied with the Listing Rule. The Nasdaq notification had no immediate effect on the listing of our common stock on the Nasdaq Capital Market.

As previously disclosed, on December 31, 2025, the Company entered into certain acquisition agreement (the “Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited, a non-affiliated Hong Kong company(the “HMST’ or “Purchaser”), pursuant to which the Company agreed to spin off 100% of the equity interests of its subsidiaries Sichuan Senmiao Yicheng Asset Management Co., Ltd.(“Yicheng”), and Sichuan Senmiao Zecheng Business Consulting Co., Ltd. and its affiliates (collectively as “Senmiao Consulting”), to the Purchaser (the “Disposition”).

On January 15, 2026, the Company submitted a compliance plan to Nasdaq reporting the completion of the Disposition on December 31, 2025. Following the completion of the Disposition, the Company believes that it has exceeded the minimum shareholders’ equity requirement of $2,500,000, as set forth in Rule 5550(b)(1), thereby remediating the deficiency.

As of the date of this report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the consummation of the Disposition. There can be no assurance that we will be able to maintain compliance with the Nasdaq Listing Rules or will otherwise be in compliance with the other continued listing standards for the Nasdaq Capital Market.

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

Pursuant to the Purchase Agreements with investors in our offerings in June 2019, May 2021, November 2021, November 2025 and April 2026 we issued to the investors a series of warrants. The issuance of shares of common stock upon the exercise of the warrants would dilute the percentage ownership interest of all stockholders, might dilute the book value per share of our common stock and would increase the number of our publicly traded shares, which could depress the market price of our common stock. In addition, the so-called full-ratchet anti-dilution protections and reset provisions, subject to limited exceptions, would reduce the exercise price of the warrants in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a lower price per share.

As of the date of this Report, there were 46,821,345 shares of common stock issuable upon exercise of outstanding warrants at a weighted average exercise price of $1.57 per share, and we may issue additional options, warrants and other types of equity in the future as part of stock-based compensation, capital raising transactions or other strategic transactions. To the extent these options and warrants are ultimately exercised, existing holders of our common stock would experience dilution which may cause the price of our common stock to decline.

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

Our business operations rely on the continued services of our senior management, specifically the executive officers named in this Report. While we have provided different incentives to our management, we cannot assure you that we can continue to retain their services long-term. Should one or more key executives step down or choose not to remain in their roles, we may face difficulties sourcing suitable replacements in a timely manner, which could constrain our growth trajectory, disrupt day-to-day operations, negatively impact our financial performance, and bring extra recruitment, training and talent retention costs.

In addition, although we have entered into confidentiality and non-competition agreements with our management personnel to safeguard our commercial interests. Even so, we cannot rule out the possibility that current or former executives may join competing enterprises or launch rival businesses. If disputes related to such agreements arise in China, we may incur significant legal expenses to pursue enforcement, and there remains uncertainty over the full enforceability of these contractual terms under local laws.

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

To date, inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2023, 2024 and 2025 were increases of 0.2%, 0.2% and 0.8%, respectively. Although we have not been materially affected by inflation in the past, we may be affected by higher rates of inflation in China in the future, particularly if it affects labor costs. Unless we are able to control our labor costs or pass on these increased labor costs to our customers by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

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

Escalating tensions between the United States and China, including tariff measures, export controls, and US legislative actions targeting Chinese-linked public companies, could adversely affect our Nasdaq listing, our ability to access US capital markets, and investor sentiment toward our common stock.

As a Nasdaq-listed company incorporated in Nevada with substantially all of our operations in China, we are directly affected by developments in the US-China geopolitical and trade relationship. In recent years and continuing into 2025 and 2026, the United States and China have imposed escalating tariff measures on each other's goods, and the United States has enacted or proposed a range of legislative and executive actions specifically targeting Chinese companies and Chinese-linked entities operating in the United States.

Risks arising from this environment that are specific to us include:

●	US capital markets access. US regulatory agencies, including the SEC and other regulators, may adopt additional disclosure requirements, registration restrictions, or investment prohibitions applicable to Chinese-linked public companies, which could restrict our ability to raise capital in the United States or impose material compliance costs.

●	Investor sentiment and market price. Broad investor sentiment toward Chinese-linked stocks listed in the United States has at times been significantly affected by geopolitical developments, regulatory announcements, and media coverage, independent of the underlying performance of individual companies. These macro factors may adversely affect demand for our common stock and its trading price.

●	Future legislative risk. The United States Congress has considered and may continue to consider legislation that would impose additional restrictions on Chinese-linked issuers, including potential expansions of the Holding Foreign Companies Accountable Act framework, investment prohibition orders targeting certain Chinese sectors, and other measures. The enactment of any such legislation could adversely affect our listing status or our US investors' ability to hold or trade our securities.

●	Chinese retaliatory measures. China may adopt retaliatory regulatory, economic, or legislative measures in response to US actions that could affect companies with US exchange listings, US investors, or US-affiliated business relationships. Any such measures could restrict our ability to operate, repatriate proceeds from capital markets transactions, or maintain our US-listed corporate structure.

We cannot predict the nature, timing, or scope of future US or Chinese government actions arising from the current geopolitical environment. Any of the foregoing developments could have a material adverse effect on our Nasdaq listing, our ability to raise capital in the United States, and the market price of our common stock.

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

For the year ended March 31, 2026, the Company was not subject to material fines or penalties in connection with cybersecurity, and there were no material cybersecurity incidents arising from cybersecurity or personal data protection.

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

We have relied on the third-party security assessment procedures and data outflow control procedures to manage risks from cybersecurity threats associated with our use of third-party service providers. For example, the servers of the system of Hunan Ruixi are housed at third-party data centers, and its operations depend on the service providers’ ability to protect such systems in their facilities as well as their own systems. The qualified third-party performs security assessment by timely assessing their cybersecurity policies, data encryption and privacy policies and relevant certificates, establishing procedures in granting such third parties’ access to our database and requiring them to conduct regular inspections. Since in cooperation with third-party service providers may involve data outbound, we desensitize sensitive information before transferring such data.

Our Chinese subsidiary and affiliates have incurred, and will continue to incur, significant expenses in an effort to comply with cybersecurity and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations to the date of this Report in all material respects.

Item 2. Properties

We currently maintain our principal executive office at 16F, Shihao Square, Middle Jiannan Blvd., High-Tech Zone, Chengdu, Sichuan, People’s Republic of China 610000, comprising an aggregate of 143 square meters under a lease agreement that expires on June 30, 2026 with a rent-free period from January 2026 to June 2026.

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

We also lease a parking lot for automobiles in Changsha, with an area of 900 square meters and the monthly rent for the parking lot is approximately $700, with a lease term started from May 1, 2026 to October 31, 2026.

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

Holders

Based upon information furnished by our transfer agent, as of June 26, 2026, the Company had approximately 49 stockholders of record. Because some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our shares. Nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and grow our business.

Our board of directors has the discretion to declare and pay dividends in the future as we are a holding company and we rely on dividends and other distributions on equity paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders and service any debt we may incur. The Foreign Investment Law, and the Company Law of the PRC (2006), as amended, contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside 10% of their after-tax profits of the year, if any, to statutory reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year. As of March 31, 2026, the Company has only one subsidiary, Hunan Ruixi, incorporated in the PRC, with total registered capital of $10.0 million. As of March 31, 2026, this subsidiary has incurred accumulated losses, and the Company has concluded that the subsidiary is unable to remit any portion of its net assets to the Company by way of dividends, intercompany loans or advances.

Furthermore, if our subsidiary and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

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

During the year ended March 31, 2026, the Company began evaluating opportunities to expand its business into AI infrastructure. In furtherance of this initiative, the Company appointed David Nichols as a strategic advisor to assist the Company in advancing its strategy across AI infrastructure, digital infrastructure and new energy initiatives, with a particular focus on power infrastructure origination, capital formation and institutional partnerships.

Management is currently evaluating several potential AI data center projects and, with the assistance of its advisors, is conducting commercial, operational and strategic due diligence. The Company expects to select one of these opportunities for further development if it determines that the project is commercially viable and consistent with its long-term strategic objectives. As of the date of this Annual Report, the Company has not entered into any definitive agreement with respect to any AI data center or related infrastructure project, and there can be no assurance that any such opportunity will be consummated or successfully implemented.

Our Automobile Transactions and Related Services

Our Automobile Transaction and Related Services are mainly comprised of (i) automobile operating lease where we provide car rental services to individual customers to meet their personal needs with lease term no more than twelve months (the “Auto Operating Leasing”); (ii) service fees from new energy vehicles (“NEVs”) leasing where we charge NEVs lessees for a series of the services provided to them based on the chosen product solutions (the “Service for NEVs Leasing”); (iii)service fees from automobile purchase for a series of the services provided to purchasers throughout the purchase process based on the sales price of the automobiles and relevant services provided (the “ Service for Automobile Purchase”) ;(iv) monthly services where we provide management and related services to other online ride-hailing platforms we cooperated with (“Partner Platforms”) and other companies and earn commission from them (the “Auto Commissions”); (v) automobile financing where we provide our customers with auto finance solutions through finance leases (the “Auto Financing”); (vi) default fees we charges to the lessees for early-termination the contracts or other violation behaviors to the contracts (the “Default Revenue”); and (vii) other supporting services provided to customers, including auto management and other related services (the “Auto Management Services”) and automobile sales (the “Auto Sales”). We started our facilitation and supporting services in November 2018, the sale of automobiles in January 2019, and financial and operating leasing in March 2019, respectively.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of March 31, 2026, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.4 million, sold an aggregate of 381 automobiles with a total value of approximately $3.7 million and delivered 470 automobiles under operating leases and 197 automobiles under finance leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the years ended March 31, 2026 and 2025, respectively:

	For the Years Ended
	March 31,
	2026		2025
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	340	$1,349,000	366	$1,685,000
Auto Financing	59	$68,000	60	$93,000
Auto Commissions	—	$17,000	—	$26,000
Other Services	>370	$112,000	>420	$92,000

*	The number was rounded to the nearest thousand for disclosure purpose.

During the year ended March 31, 2026, our Auto Operating Leasing, Auto Financing, Auto Commissions, and other services income accounted for approximately 87.2%, 4.4%, 1.1%, and 7.3% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Financing, Auto Commissions, and other services income accounted for approximately 88.9%, 4.9%, 1.4%, and 4.8% for the year ended March 31, 2025, respectively.

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

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and finance lease. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of March 31, 2026, we had one employee in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the year ended March 31, 2026. To meet the demand in Changsha, we have purchased automobiles for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of March 31, 2026, for parking and management of automobiles for operating lease, we had one parking lot and three employees in Changsha. During the years ended March 31, 2026 and 2025, the average utilization of the automobiles for operating lease was approximately 88.3% and 92.3%, respectively.

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

Meanwhile, in order to strengthen our market position, Hunan Ruixi has built up cooperation relationships with Partner Platforms, such as Hunan Didi Chuxing Technology Co., Ltd., whereby the online ride-hailing requests and orders shall be completed on Partner Platforms utilizing the network of cars and drivers of us while Hunan Ruixi earned rental income from drivers and earned commissions from Partner Platforms.

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Didi, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of March 31, 2026, we had no accounts receivable of operating lease. Besides, during the year ended March 31, 2026, we settled our commissions with the Partner Platforms for our automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the year ended March 31, 2026. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default fees from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our finance leases are not collateralized by us. As of March 31, 2026, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under finance leases.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. The market value is expected to increase from RMB354.7 billion in 2024 to RMB751.3 billion in 2028, owing to rising consumer demand for economical mobility options and an amplified penetration of shared mobility services, especially in lower-tier cities. According to the 57th Statistical report on Internet Development in China published in February 2026 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 539 million by the end of December 2025, and took approximately 47.9% of the total number of Chinese internet users. In addition, in recent years, aggregation platforms have gained rising significance in the shared mobility industry. According to Frost & Sullivan, the portion of ride hailing orders fulfilled through aggregation platforms increased from 3.5% in 2018 to 30.0% in 2023, and is expected to further increase to 49.0% by 2028. The online ride-hailing industry is also facing increasing competition in China and is attracting more capital investment. For example, Dida Inc. Chenqi Technology Limited and CaoCao Inc. were listed on the Hong Kong Stock Exchange in June 2024 and June 2025, respectively.

However, the participants in the online ride-hailing industry are facing increasingly fierce competitions. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of April 30, 2026, approximately 399 online ride-hailing platforms have obtained booking taxi operating licenses, representing an increase of approximately 4% as compared with the one as of April 30, 2025. And the total volume of online ride-hailing orders was approximately 727 million in April 30, 2026 in China, representing an increase of approximately 27% as compared with the one as of April 30, 2025. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China as of December 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

On April 1, 2017, the General Office of Changsha City People’s Government issued the “Detailed Rules for the Administration of Online Car-Hailing Business Services of Changsha City”, which was abolished and replaced by the updated version issued on July 23, 2018. On August 20, 2025, the Changsha Municipal Bureau of Transportation further issued “Announcement of Changsha Municipal Bureau of Transportation on Further Improving the Issuance of Vocational Qualification Certificates for Taxi Drivers and Other Related Matters”. According to these regulations and guidelines, three licenses /certificates are required for operating the online ride-hailing business in Changsha: (1) the ride-hailing service platform should obtain the online booking taxi operating license; (2) the automobiles used for online ride-hailing should obtain the online booking taxi transportation certificate (“automobile certificate”); (3) the drivers should obtain the online booking taxi driver’s license (“driver’s license”). Besides, all newly added cars used for online ride-hailing in Changsha shall be NEVs starting from 2027.

As of March 31, 2026, all ride-hailing drivers who leased our automobiles or used our services have obtained the driver’s license for online ride-hailing services, and all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the year ended March 31, 2026 Compared to the year ended March 31, 2025

	For the Years Ended
	March 31,
	2026	2025	Change
Revenues	$1,546,127	$1,896,171	$(350,044)
Cost of revenues	(1,335,927)	(1,324,447)	(11,480)
Gross profit	210,200	571,724	(361,524)
Operating expenses
Selling, general and administrative expenses	(2,426,333)	(1,864,151)	(562,182)
Provision for credit losses	(422,064)	(697,165)	275,101
Stock-based compensation	(250,000)	—	(250,000)
Total operating expenses	(3,098,397)	(2,561,316)	(537,081)
Loss from operations	(2,888,197)	(1,989,592)	(898,605)
Other income (expense), net	312,792	(121,491)	434,283
Change in fair value of derivative liabilities	202,959	204,242	(1,283)
Excess of warrant fair value over offering proceeds	(2,896,455)	—	(2,896,455)
Loss before income taxes	(5,268,901)	(1,906,841)	(3,362,060)
Income tax expense	—	—	—
Net loss from continuing operations	$(5,268,901)	$(1,906,841)	$(3,362,060)

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

The following table sets forth the breakdown of revenues by revenue source for the years ended March 31, 2026 and 2025, respectively:

	For the Years Ended
	March 31,
	2026	2025
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$1,348,542	$1,685,112
- Financing revenues	68,011	93,473
- Service fees from NEVs leasing	64,833	—
- Default revenue	26,025	33,050
- Monthly services commissions	17,485	25,799
- Service fees from automobile purchase services	10,046	38,696
- Other service fees	11,185	20,041
Total Revenue	$1,546,127	$1,896,171

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, financing revenues, service fees from NEVs leasing, default revenue, monthly services commissions, service fees from automobile purchase services, and other services fees, which accounted for approximately 87.2%, 4.4%, 4.2%, 1.7%, 1.1%, 0.6% and 0.8%, respectively, of the total revenue during the year ended March 31, 2026. Meanwhile, operating lease revenues from automobile rentals, financing revenues, default revenue, monthly services commissions, service fees from automobile purchase services, and other services fees, which accounted for approximately 88.9%, 4.9%, 1.7%, 1.4%, 2.0% and 1.1%, respectively, of the total revenue during the year ended March 31, 2025.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles by online ride-hailing drivers with their authorization, with the majority of lease term of no more than 12 months. The decrease in rental income of $336,570 or approximately 20.0% during the year ended March 31, 2026 was mainly due to the decrease in the number and average monthly rental of automobiles leased for operating lease. We leased approximately 340 automobiles with an average monthly rental income of approximately $381 per automobile, resulting in a rental income of $1,348,542 for the year ended March 31, 2026. While we approximately 366 automobiles with an average monthly rental income of approximately $437 per automobile, resulting in a rental income of $1,685,112 for the year ended March 31, 2025.

Financing revenues

We started our finance lease business in March 2019 and began to generate interest income from providing finance lease services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 24 or 48 months. We recognized a total interest income of $68,011 from an average monthly number of 46 automobiles and $93,473 from an average monthly number of 46 automobiles during the years ended March 31, 2026 and 2025, respectively. The decrease was due to the decreased outstanding principal finance lease upon periodic rental payments during the year ended March 31, 2026.

Service fees from NEVs leasing

We generated revenues of $64,833 and $0 from leasing NEVs by charging leases service fees during the years ended March 31, 2026 and 2025, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions which adjusted in accordance with different market conditions.

Default revenue

We generated default revenues of $26,025 and $33,050 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the years ended March 31, 2026 and 2025, respectively. The decrease was primarily attributable to a lower incidence of early-terminations and contractual breaches by the automobile lessees, driven by improved credit quality of our lessee base, enhanced risk management and contract monitoring practices during the year ended March 31, 2026.

Monthly services commissions

We generated revenues of $17,485 and $25,799 from the monthly management and related services provided to our Partner Platforms and other companies during the years ended March 31, 2026 and 2025, respectively. The decrease was due to the decrease in the number of automobiles leased to online ride-hailing drivers for operating lease during the year ended March 31, 2026, which in turn led to lower commission income from the Partner Platforms related to the monthly management and related services.

Service fees from automobile purchase services and Other Service fees

We generated revenues of $10,046 and $38,696 from the automobile purchase services during the years ended March 31, 2026 and 2025, respectively. The decrease was due to the number of automobiles purchase transactions decreased to 8 during the year ended March 31, 2026 from 28 during the year ended March 31, 2025.

We generate other revenues from other miscellaneous service fees charged to our customers during the years ended March 31, 2026 and 2025. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new product solutions.

Cost of Revenues

Cost of revenues represents the depreciation and rental cost of automobiles, daily maintenance, insurance and other usage costs of automobiles which related to our Auto Operating Leasing. Cost of revenues kept relatively stable, primarily due to total number of our own automobiles used for operating leasing remaining substantially unchanged during the year ended March 31, 2026 as compared with the year ended March 31, 2025.

Gross Profit

We had gross profit of $210,200 and $571,724, respectively, during the years ended March 31, 2026 and 2025. The following table sets forth the breakdown of gross profit by major revenue source for the years ended March 31, 2026 and 2025:

	For the Years Ended
	March 31,
	2026	2025
- Auto Operating Leasing	$12,615	$360,665
- Other Automobile transaction and related Services	197,585	211,059
Total Gross Profit	$210,200	$571,724

We had a gross profit of $12,615 from our Auto Operating Leasing during the year ended March 31, 2026, which decreased by $348,050 from a gross profit of $360,665 in the year ended March 31, 2025. The decrease was attributable to the average monthly rental of automobiles leased for operating lease decreased from $437 in the year ended March 31, 2025 to $381 in the year ended March 31, 2026. As the gross margin of the revenues from our operating leasing decreased, our overall gross profit margin decreased to approximately 13.6% for the year ended March 31, 2026 from approximately 30.2% for the year ended March 31, 2025.

Selling, General and Administrative Expenses

For the year ended March 31, 2026, selling, general and administrative expenses primarily consist of salary and employee benefits, rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $1,864,151 for the year ended March 31, 2025 to $2,426,333 for the year ended March 31, 2026, representing an increase of $562,182, or approximately 30.2%. The increase was mainly due to (1) the increase of $578,703 in professional service fees such as financial, market consulting due to our financing arrangements during the year ended March 31, 2026; (2) an increase of $42,657 in salary and employee benefits mainly due to the higher compensation scales for current executive officers; and partly offset by (3) the decrease of $25,336 in offices rental and charges in the year ended March 31, 2026.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $422,064 and $697,165 against receivables from Jinkailong for the years ended March 31, 2026 and 2025, respectively.

Stock-based compensation

In November 2025, we entered into the Consulting Agreement with the Consultant, pursuant to which we engaged the Consultant to provide consulting services. We issued an aggregate of 200,000 shares of our common stock in November 2025 at $1.25 per share to settle the compensation for the services. We did not have similar transaction during the year ended March 31, 2025.

Other income (expenses), net

For the year ended March 31, 2026, we had other income, net of $312,792, which primarily consist of the (1) a gain of $170,000 for voluntary waiver of compensation by the Company’s former directors; (2) penalty income of approximately $75,000 from the customers; (3) a gain of approximately $43,000 from historical debt forgiveness by service providers; (4) income of approximately $22,000 from the disposal of our own automobiles used for operating leases; (5) the miscellaneous other income of approximately $16,000; partially offset by (6) approximately $13,000 in offering costs allocable to the derivative liabilities for our pre-funded warrants and November 2025 private placement warrants upon closing.

For the year ended March 31, 2025, we had other expenses, net of $121,491, which primarily consist of (1) a loss of $197,000 from the termination of an automobiles purchase agreement; (2) the expense of approximately $20,000 from the termination of our right-of-use assets for an exhibition hall we leased in Changsha; (3) the miscellaneous income, net of approximately $1,000; partially offset by (4) the penalty income of approximately $97,000 from the customers.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021, May 2021 and November 2025, and the August 2020 underwritten public offering, and the November 2021 and November 2025 private placement were classified as liabilities under the caption “Derivative Liabilities” in the consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the years ended March 31, 2026 and 2025 was a gain of $202,959 and $204,242, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the years ended March 31, 2026 and 2025:

	For the Years Ended
	March 31,
	2026	2025
- August 2020 underwritten public offering	$21	$3,198
- February 2021 registered direct offering	219	4,114
- May 2021 registered direct offering	13,785	72,899
- November 2021 private placement	66,467	124,031
- November 2025 Private placement	231,066	—
- November 2025 registered direct offering	(108,599)	—
Total Change in Fair Value of Derivative Liabilities	$202,959	$204,242

Excess of warrant fair value over offering proceeds

In November 2025, we issued common shares, pre-funded warrants and the concurrent private placement warrants, generating aggregate gross proceeds of $2,841,300. We concluded that these warrants qualify as liability instruments. At the issuance date in November 2025, the fair value of the warrants was estimated at $5,737,755 using the Black-Scholes valuation model, and the $2,896,455 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the consolidated statements of operations and comprehensive loss.

Income Tax Expense

Generally, our subsidiary Hunan Ruixi is subject to enterprise income tax on its taxable income in China at a rate of 25%. And the applicable tax rate of our HK subsidiary, Senmiao HK, for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. With the exception of Senmiao HK, which generated profits primarily from tax-exempt interest income on bank deposits, all entities suffered losses. Accordingly, no tax expense was recorded for the years ended March 31, 2026 and 2025.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the year ended March 31, 2026 was $5,268,901, representing an increase of $3,362,060 from net loss of $1,906,841 for the year ended March 31, 2025.

Results of Discontinued Operations for the year ended March 31, 2026 Compared to the year ended March 31, 2025

	For the Years Ended
	March 31,
	2026	2025
Revenues	$1,346,873	$1,837,142
Cost of revenues	(919,715)	(1,461,847)
Gross profit	427,158	375,295
Operating expenses
Selling, general and administrative expenses	(928,071)	(926,906)
Provision for credit losses	(253,942)	(1,569,312)
Total operating expenses	(1,182,013)	(2,496,218)
Loss from operations	(754,855)	(2,120,923)
Other income (expenses), net	226,101	(31,816)
Interest expense	—	(8,372)
Interest expense on finance leases	(615)	(15,145)
Loss before income taxes	(529,369)	(2,176,256)
Gain on disposal of discontinued operations	426,766	397,775
Income tax benefit	—	4,510
Net loss from discontinued operations	$(102,603)	$(1,773,971)

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

Revenues

The following table sets forth the breakdown of revenues by revenue source for years ended March 31, 2026 and 2025:

	For the Years Ended
	March 31,
	2026	2025
Revenue from automobile transactions and related services (discontinued operations)
- Operating lease revenues from automobile rentals	$1,011,119	$1,115,880
- Service fees from NEVs leasing	223,775	184,625
- Monthly services commissions	65,188	119,428
- Default revenue	30,190	71,975
- Other service fees	16,601	993
Total revenue from automobile transactions and related services (discontinued operations)	1,346,873	1,492,901

Revenue from online ride-hailing platform services (discontinued operations)	—	344,241

Total Revenue from discontinued operations	$1,346,873	$1,837,142

Revenue from automobile transactions and related services (discontinued operations)

Revenue from our automobile transaction and related services (discontinued operations) mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 75.1%, 16.6%, 4.8%, 2.2% and 1.3%, respectively, of the total revenue from automobile transaction and related services from discontinued operations during the year ended March 31, 2026. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 74.7%,12.4%, 8.0%, 4.8% and 0.1%, respectively, of the total revenue from automobile transaction and related services from discontinued operations during the year ended March 31, 2025.

Operating lease revenues from automobile rentals

Our former subsidiaries in Sichuan generated revenues from leasing sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Our former subsidiaries in Sichuan leased over 410 automobiles with an average monthly rental income of approximately $392 per automobile, resulting in a rental income of $1,011,119, including rental income of $79,203 from two related parties, for the year ended March 31, 2026. Our former subsidiaries in Sichuan leased approximately 460 automobiles with an average monthly rental income of approximately $373 per automobile, resulting in a rental income of $1,115,880, including rental income of $46,461 from Jinkailong and other related parties for the year ended March 31, 2025.

Service fees from NEVs leasing

Our former subsidiaries in Sichuan generated revenues of $223,775 and $184,625 from leasing NEVs by charging leases service fees during the years ended March 31, 2026 and 2025, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions which adjusted in accordance with different market conditions.

Monthly services commissions

Our former subsidiaries in Sichuan generated revenues of $65,188 and $119,428 from the monthly management and related services provided to Partner Platforms during the years ended March 31, 2026 and 2025, respectively.

Default revenue

Our former subsidiaries in Sichuan generated default revenues of $30,190 and $71,975 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the years ended March 31, 2026 and 2025, respectively.

Other Service fees

Our former subsidiaries in Sichuan generate other revenues from other miscellaneous service fees charged to our customers during the years ended March 31, 2026 and 2025, which mainly include the maintenance fees charged to our customers pursuant to certain new product solutions.

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

Cost of Revenues

During the years ended March 31, 2026 and 2025, cost of revenues from discontinued operations of $919,715 and $1,214,822, respectively. These costs represented the amortization of ROUs, rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to Auto Operating Leasing, including $110,328 and $114,368 paid to related parties for rental costs of automobiles under operating leases for the years ended March 31, 2026 and 2025, respectively.

During the year ended March 31, 2025, cost of revenues from discontinued operations of $247,025 represented the technical service charges, insurance and other expenses which related to Online Ride-Hailing Platform Services.

Selling, General and Administrative Expenses

For the year ended March 31, 2026, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $928,071, primarily consisted of (1) $616,586 in outsourced operating services related to automobile lease; (2) $183,298 in salary and employee benefits; (3) $86,660 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

For the year ended March 31, 2025, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $759,969, primarily consisted of (1) $441,499 in salary and employee benefits; (2) $181,646 in outsourced operating services related to automobile lease; (3) $106,526 in entertainment, advertising and promotion; and (3) other miscellaneous expenses.

For the year ended March 31, 2025, selling, general and administrative expenses from discontinued operations related to Online Ride-Hailing Platform Services, which amounted to $166,937 primarily consisted of (1) $64,859 in salary and employee benefits; (2) $37,746 in depreciation of office equipment and amortization of intangible assets; (3) $32,187 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

Provision for credit losses

For the years ended March 31, 2026 and 2025, our former subsidiaries in Sichuan provided provision for credit losses of $253,942 and $1,396,034 against receivables from Jinkailong, respectively.

For the year ended March 31, 2025, XXTX provided provision for credit losses of $173,278 against receivables from a prepaid software development fee and a deposit due to the termination on the development which resulting from the discontinuing of the business.

Other income(expense), net

For the year ended March 31, 2026, our former subsidiaries in Sichuan had other income, net of $226,101 which was primarily due to deconsolidation of Corenel.

For the year ended March 31, 2025, our former subsidiaries in Sichuan and XXTX had other expense, net of $65,030 and other income, net of $33,214, respectively, which was primarily due to the miscellaneous income and expense in the daily operations.

Interest Expense and Interest expense on finance leases

There was no interest expense or interest expense on finance leases from discontinued operations for the year ended March 31, 2026.

Interest expense from discontinued operations for the year ended March 31, 2025 was resulted from the borrowings of XXTX from a financial institution for its working capital turnover.

Interest expense on finance leases from discontinued operations for the year ended March 31, 2025 represented the interest expense accrued under finance leases for the leased automobiles Corenel leased from a third-party company, and the leased automobiles rendered to us for sublease or sale by the online ride-hailing drivers who exited the ride-hailing business.

Gain on disposal of discontinued operations

We had a gain of $426,766 from disposal of our former subsidiaries in Sichuan during the year ended March 31, 2026, and $397,775 from disposal of XXTX during the year ended March 31, 2025, which was resulted from the net deficit of disposal entities, the realized accumulated other comprehensive loss upon disposal of disposal entities and the consideration through us undertaking of certain liabilities.

Income Tax Benefit

For the year ended March 31, 2025, XXTX had deferred tax benefit of $4,510, which was resulted from recognition of deferred tax assets.

Net loss from discontinued operations

As a result of the foregoing, the net losses from discontinued operations for the years ended March 31, 2026 and 2025 was $102,603 and $1,773,971, respectively.

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

Our business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $5.4 million for the year ended March 31, 2026; (2) accumulated deficit of approximately $50.4 million as of March 31, 2026; (3) $1.1 million of net cash outflows in operating activities from continuing operations for the year ended March 31, 2026, and (4) the net working capital deficit of approximately $3.7 million as of March 31, 2026.

However, recent financing arrangements have materially strengthened our cash position. Management evaluated and concluded that the factors aforementioned did not raise substantial doubt as to our ability to continue as a going concern.

On April 23, 2026, we entered into a certain securities purchase agreement with certain purchasers to sell an aggregate of up to 10,000,000 units (the “Units”), each Unit consisting of one (1) share of its common stock, par value $0.0001 per share, and four (4) warrants, each to purchase one (1) share of common stock, at a purchase price of $1.10 per Unit (the “April 2026 Units Private Placement”). The aggregate gross proceeds to the Company from the Offering, all Units are sold, is approximately $11.0 million.

We believe that our cash balance of approximately $3.6 million as of March 31, 2026, together with the additional gross proceeds of approximately $11.0 million collected from the April 2026 Units Private Placement, will be sufficient to meet our working capital needs in the next 12 months from the date the audited consolidated financial statements are issued. If we experienced an adverse operating environment or incurred unanticipated capital expenditure requirements, or if we determined to accelerate our growth, then additional financing may be required.

The following table summarizes our cash flows:

	For the Years Ended
	March 31,
	2026	2025
Net Cash (Used in) Provided by Operating Activities from Continuing Operations	$(1,136,464)	$325,873
Net Cash (Used in) Provided by Operating Activities from Discontinued Operations	(465,097)	174,430
Net Cash (Used in) Provided by Operating Activities	(1,601,561)	500,303
Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(193,939)	16,346
Net Cash Used in Investing Activities from Discontinued Operations	—	(481,124)
Net Cash Used in Investing Activities	(193,939)	(464,778)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	4,338,910	(11,940)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	80,100	(111,780)
Net Cash Provided by (Used in) Financing Activities	4,419,010	(123,720)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	142,734	127,136
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	833,577	794,636
Cash, Cash Equivalents and Restricted Cash, End of the Year	3,599,821	833,577
Less: Cash, Cash Equivalents and Restricted Cash from discontinued operations	(37,602)	(132,275)
Cash from continuing operations, End of Year	$3,562,219	$701,302

Cash Flow in Operating Activities

For the year ended March 31, 2026, net cash used in operating activities was $1,601,561, which consisted of the net outflows of $1,136,464 from continuing operations and $465,097 from discontinued operations. While for the year ended March 31, 2025, net cash provided by operating activities was $500,303, which consisted of net cash inflows of $325,873 from continuing operations and $174,430 from discontinued operations.

The increase of $1,462,337 in net cash used in operating activities from continuing operations for the year ended March 31, 2026 as compared with the year ended March 31, 2025 was primarily attributable to (1) increase of $3,362,060 in net loss from continuing operations; (2) decrease of $714,166 in the change of accrued expenses and other liabilities (both third parties and due to a related party); (3) decrease of $275,101 in the provision for credit losses; (4) non-incurrence of the loss of $196,777 from termination of automobiles purchase in the year ended March 31, 2026 as compared with it in the same period in 2025; (5) a gain of $170,00 for voluntary waiver of compensation by the company’s former directors in the year ended March 31, 2026; (6) decrease of $114,171 in the change of accounts payable; (7) a gain of $42,581 from debt forgiveness by service providers in the year ended March 31, 2026; and partially offset by (8) a loss of $2,896,455 arising from excess of the warrants’ fair value over the total offering proceeds from the November 2025 issuance of common shares, pre-funded warrants and concurrent private placement warrants; (9) increase of $318,774 in the prepayments, other receivables and other assets; (10) $250,000 increased in stock-based compensation in the year ended March 31, 2026.

Cash Flow in Investing Activities

For the year ended March 31, 2026, we had net cash used in investing activities of $193,939 from continuing operations, which consisted of (1) the loan to a related party of $229,469; partially offset by (2) the proceeds from sales of the used-automobiles of $35,530.

For the year ended March 31, 2025, we had net cash used in investing activities of $464,778, which consisted of the net inflows of $16,346 from continuing operations and net outflows of $481,124 from discontinued operations. The majority of net cash provided by investing activities from continuing operations was (1) the proceeds from sales of the used-automobiles of $16,761; partially offset by (2) the purchase furniture for office purpose of $415.

Cash Flow in Financing Activities

For the year ended March 31, 2026, we had net cash provided by financing activities of $4,419,010, which consisted of the net inflows of $4,338,910 from continuing operations and net inflows of $80,100 from discontinued operations. The majority of net cash provided by financing activities from continuing operations consisted of: (1) net proceeds of $659,992 from the exercise of November 2021 Private Placement Warrants from an investor; (2) net proceeds of $341,251from issuance of common stock in PIPE Offering in November 2025; (3) net proceeds of $2,828,725 from issuance of common stock and pre-funded warrants in registered direct offering and concurrent private placement of warrants in November 2025; (4) borrowings from related parties of $778,307; partially offset by (5) repayments to related parties of $269,365.

For the year ended March 31, 2025, we had net cash used in financing activities of $123,720, which consisted net outflows of $11,940 from continuing operations and $111,780 from discontinued operations. The net cash used in financing activities financing activities from continuing operations was repayments to a related party.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of March 31, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $507,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

Recent Developments

Private Placement

On November 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, providing for (i) the issuance of 1,350,000 shares of common stock, par value $0.0001 per share, and 905,000 pre-funded warrants to purchase 905,000 shares of the common stock, at a purchase price of $1.26 per share, in a registered direct offering for aggregate gross proceeds of approximately $2.8 million, and (ii) the concurrent 4,510,000 private placement warrants to purchase up to 4,510,000 shares of common stock (the “November 2025 Private Placement”). The common stock and pre-funded warrants were issued on November 17, 2025. The 905,000 pre-funded warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The 4,510,000 private placement warrants were issued on June 25, 2026, have an exercise price of $1.26 per share of common stock, and have a term of 5.5 years and are exercisable at any time on or after the initial exercisability date.

On April 23, 2026, we entered into a certain securities purchase agreement with certain purchasers, pursuant to which we agreed to sell an aggregate of up to 10,000,000 units (the “Units”), each Unit consisting of one (1) share of its common stock, par value $0.0001 per share, and four (4) warrants, each to purchase one (1) share of common Stock (the “April 2026 Units Private Placement”), at a purchase price of $1.10 per Unit. The April 2026 Units Private Placement closed on June 25, 2026. All Units were sold, and the aggregate gross proceeds from the April 2026 Units Private Placement were approximately $11.0 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item begin on page F-1 to F-42 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Senmiao Technology Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Senmiao Technology Limited (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, changes in equity (deficit) and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

(such date takes into account the acquisition of certain assets of Friedman LLP by Marcum Asia CPAs LLP effective September 1, 2022).

New York. New York

June 30, 2026

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	March 31,	March 31,
	2026	2025
ASSETS
Current assets
Cash	$3,562,219	$701,302
Accounts receivable	—	8,963
Finance lease receivables, current	44,454	166,339
Prepayments, other receivables and other current assets	471,001	781,587
Due from a related party, net, current	14,497	81,098
Current assets - discontinued operations	—	499,473
Total current assets	4,092,171	2,238,762

Property and equipment, net	812,934	1,649,987

Other assets
Operating lease right-of-use assets, net, a related party	47,520	6,910
Intangible assets, net	300,000	375,000
Finance lease receivables, non-current	5,052	23,193
Due from a related party, net, non-current	—	422,064
Other assets - discontinued operations	—	1,084,876
Total other assets	352,572	1,912,043

Total assets	$5,257,677	$5,800,792

LIABILITIES, MEZZANINE EQUITY AND EQUITY/DEFICIT
Current liabilities
Accounts payable	103,563	124,470
Advances from customers	86,768	103,897
Accrued expenses and other liabilities	1,166,464	1,771,072
Due to related parties	747,094	414
Operating lease liabilities, current, a related party	58,023	10,365
Derivative liabilities	5,615,288	84,591
Current liabilities - discontinued operations	—	3,123,363
Total current liabilities	7,777,200	5,218,172

Total liabilities	7,777,200	5,218,172

Commitments and contingencies (note 17)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 991 shares issued and outstanding at March 31, 2026 and 2025, respectively)	42,943	234,364

Stockholders’ deficit
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 4,557,489 and 1,051,804 shares issued and outstanding at March 31, 2026 and 2025, respectively) *	456	105
Additional paid-in capital	45,397,481	43,951,069
Accumulated deficit	(50,379,773)	(45,109,573)
Accumulated other comprehensive loss	(851,569)	(1,697,164)
Total Senmiao Technology Limited stockholders’ deficit	(5,833,405)	(2,855,563)

Non-controlling interests	3,270,939	3,203,819

Total (deficit) equity	(2,562,466)	348,256

Total liabilities, mezzanine equity and equity/deficit	$5,257,677	$5,800,792

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2026	2025
Revenues	$1,546,127	$1,896,171
Cost of revenues	(1,335,927)	(1,324,447)
Gross profit	210,200	571,724

Operating expenses
Selling, general and administrative expenses	(2,426,333)	(1,864,151)
Provision for credit losses	(422,064)	(697,165)
Stock-based compensation	(250,000)	—
Total operating expenses	(3,098,397)	(2,561,316)

Loss from operations	(2,888,197)	(1,989,592)

Other (expenses) income
Other income (expenses), net	312,792	(121,491)
Change in fair value of derivative liabilities	202,959	204,242
Excess of warrant fair value over offering proceeds	(2,896,455)	—
Total other (expenses) income, net	(2,380,704)	82,751

Loss before income tax expense	(5,268,901)	(1,906,841)

Income tax expense	—	—

Net Loss from continuing operations	(5,268,901)	(1,906,841)

Discontinued operations:
Loss before income taxes from operations of discontinued operations	(529,369)	(2,176,256)
Gain on disposal of discontinued operations	426,766	397,775
Income tax benefits	—	4,510
Net loss from discontinued operations	(102,603)	(1,773,971)

Net loss	(5,371,504)	(3,680,812)

Net (income) loss attributable to non-controlling interests	101,304	(44,493)

Net loss attributable to the Company’s stockholders	$(5,270,200)	$(3,725,305)

Net loss	$(5,371,504)	$(3,680,812)

Other comprehensive loss
Foreign currency translation adjustment	(176,161)	(24,936)

Comprehensive loss	(5,547,665)	(3,705,748)

less: Total comprehensive (loss) income attributable to non-controlling interests	(256,152)	44,716

Total comprehensive loss attributable to stockholders	$(5,291,513)	$(3,750,464)

Weighted average number of common stock*
Basic and diluted	2,675,178	1,052,122
Loss per share - basic and diluted*	(1.97)	(3.54)

Loss per share - basic and diluted
Continuing operations	$(1.93)	$(1.85)
Discontinued operations	$(0.04)	$(1.69)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the years ended March 31, 2026 and 2025

(Expressed in U.S. dollar, except for the number of shares)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Accumulated	comprehensive	controlling	Equity
	Shares*	Par value	capital	deficit	loss	interest	(Deficit)
BALANCE, March 31, 2024	1,051,804	$105	$43,951,069	$(41,384,268)	$(1,672,005)	$3,159,103	$4,054,004
Net loss	—	—	—	(3,725,305)	—	44,493	(3,680,812)
Foreign currency translation adjustment	—	—	—	—	(25,159)	223	(24,936)
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(5,270,200)	—	(101,304)	(5,371,504)
Exercise of November 2021 Private Placement Warrants	73,357	7	341,244	—	—	—	341,251
Cashless exercise of November 2021 Investor warrants into common stock	1,345,820	135	(135)	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	4,099	—	—	—	4,099
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Issuance of common stock in PIPE Offering, net of issuance costs	500,000	50	659,942	—	—	—	659,992
Issuance of common stock for consulting services	200,000	20	249,980	—	—	—	250,000
Issuance of common stock in registered direct offering with concurrent private placement warrants	1,350,000	135	(135)	—	—	—	—
Deconsolidation of discontinued operations	—	—	—	—	866,908	323,272	1,190,180
Foreign currency translation adjustment	—	—	—	—	(21,313)	(154,848)	(176,161)
BALANCE, March 31, 2026	4,557,489	$456	$45,397,481	$(50,379,773)	$(851,569)	$3,270,939	$(2,562,466)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Years Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(5,371,504)	$(3,680,812)
Net loss from discontinued operations	(102,603)	(1,773,971)
Net loss from continuing operations	(5,268,901)	(1,906,841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	881,130	911,051
Stock compensation expense	250,000	—
Amortization of right-of-use assets	38,508	53,272
Amortization of intangible assets	75,000	75,000
Provision for credit losses	422,064	697,165
Gain on disposal of equipment	(21,923)	(4,020)
Excess of warrant fair value over offering proceeds	2,896,455	—
Offering costs allocable to derivative liabilities	12,575	—
Gain from debt forgiveness	(42,581)	—
Gain from voluntary waiver of compensation by related parties	(170,000)	—
Loss from lease modification or termination	—	19,636
Loss from termination of automobiles purchase	—	196,777
Change in fair value of derivative liabilities	(202,959)	(204,242)
Change in operating assets and liabilities
Accounts receivable	9,158	2,441
Finance lease receivables	153,504	148,134
Prepayments, other receivables and other assets	335,428	16,654
Due from related parties	60,919	69,288
Accounts payable	(26,595)	87,576
Advances from customers	(21,886)	(18,050)
Accrued expenses and other liabilities	(731,618)	229,642
Due to related parties	247,094	—
Operating lease liabilities	—	(6,263)
Operating lease liabilities, related parties	(31,836)	(41,347)
Net Cash (Used in) Provided by Operating Activities from Continuing Operations	(1,136,464)	325,873
Net Cash (Used in) Provided by Operating Activities from Discontinued Operations	(465,097)	174,430
Net Cash (Used in) Provided by Operating Activities	(1,601,561)	500,303

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(415)
Cash received from disposal of property and equipment	35,530	16,761
Loan to a related party	(229,469)	—
Net Cash (Used in) Provided by Investing Activities from Continuing Operations	(193,939)	16,346
Net Cash Used in Investing Activities from Discontinued Operations	—	(481,124)
Net Cash Used in Investing Activities	(193,939)	(464,778)

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	341,251	—
Net proceeds from issuance of common stock in PIPE Offering	659,992	—
Net proceeds from registered direct offering of common stock and pre-funded warrants, and concurrent private placement of warrants	2,828,725	—
Borrowings from related parties	778,307	—
Repayments to related parties	(269,365)	(11,940)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	4,338,910	(11,940)
Net Cash Provided by (Used in) Financing Activities from Discontinued Operations	80,100	(111,780)
Net Cash Provided by (Used in) Financing Activities	4,419,010	(123,720)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	142,734	127,136

Net increase in cash, cash equivalents and restricted cash	2,766,244	38,941
Cash, cash equivalents and restricted cash, beginning of the year	833,577	794,636
Cash, cash equivalents and restricted cash, end of the year	3,599,821	833,577
Less: Cash, cash equivalents and restricted cash from discontinued operations	(37,602)	(132,275)
Cash from continuing operations, end of year	3,562,219	701,302

Non-cash Transaction in Investing and Financing Activities
Termination of right-of use assets and lease liabilities	$—	$47,563
Recognition of right-of-use assets and lease liabilities, a related party	$77,603	$—
Offset of loans due from a related party against accrued salary payable	$221,389	$—

The following tables provide a reconciliation of cash, cash equivalent and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	For the Years Ended March 31,
	2026	2025
Cash from continuing operations, end of the year	$3,562,219	$701,302
Cash and cash equivalent from discontinued operations, end of the year	$—	$132,275

	For the Years Ended March 31,
	2026	2025
Cash from continuing operations, beginning of the year	$701,302	$649,591
Cash and cash equivalent from discontinued operations, beginning of the year	$132,275	$142,708
Restricted cash from discontinued operations, beginning of the year	$—	$2,337

The accompanying notes are an integral part of the consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Senmiao Technology Limited (the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s affiliated entities, Hunan Ruixi Business Operation Management Co., Ltd., a PRC limited liability company, a subsidiary which is formerly known as Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), and Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”), a PRC limited liability company, an equity investee in which the Company holds 35% of the equity interests.

Hunan Ruixi holds a business license for automobile sales and has been engaged in automobile sales since January 2019. Hunan Ruixi also held a business license for automobile finance lease and was engaged in automobile finance lease services from March 2019 through July 31, 2025, the date of cessation. The Company also has been engaged in operating leasing services since March 2019. Jinkailong previously focused on providing automobile sales and financing transactions primarily to ride-hailing drivers and now mainly provides them operating lease and relevant after-transaction services.

In December 2025, the Company entered into a certain Acquisition Agreement (the “Sichuan Acquisition Agreement”) with Hu Mao Sheng Tang Holdings Limited., a non-affiliated Hong Kong company (“HMST”). Pursuant to the Sichuan Acquisition Agreement, the Company sold 100% of the equity interests in its former wholly owned subsidiaries, Sichuan Senmiao Yicheng Assets Management Co., Ltd. (“Yicheng”), Sichuan Senmiao Zecheng Business Consulting Co., Ltd. (“Senmiao Consulting”) and its subsidiaries (together referred to as the “Disposed Entities”), to HMST for nil consideration, while the Company undertook certain liabilities of $518,388 which were previously assumed by the Disposed Entities (the “Disposition”). On December 31, 2025, the Disposition was completed and the Company disposed of its 100% equity interest in Yicheng and Senmiao Consulting (refer to Note 4). After the Disposition, the Company discontinued its own automobile transaction and related services in Sichuan Province in China.

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

As of March 31, 2026 and 2025, the continuing operations of the Company has outstanding balance due from Jinkailong amounted to $0 and $422,064, respectively, net of allowance for credit losses, which was classified as due from a related party, net, non-current (refer to Note 14).

As of March 31, 2026 and 2025, allowance for credit losses due from Jinkailong amounted to $2,517,552 and $1,971,045, respectively. During the years ended March 31, 2026 and 2025, the continuing operations of the Company recorded provision for credit losses against the balance due from Jinkailong of $422,064 and $697,165, respectively.

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

The Company’s business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $5.4 million for the year ended March 31, 2026; (2) accumulated deficit of approximately $50.4 million as of March 31, 2026, (3) $1.1 million of net cash outflows in operating activities from continuing operations for the year ended March 31,2026, and (4) the working capital deficit of approximately $3.7 million as of March 31, 2026.

However, recent financing arrangements have materially strengthened the Company’s cash position. Management evaluated and concluded that the factors aforementioned did not raise substantial doubt as to the Company’s ability to continue as a going concern.

Management believes that the Company’s cash balance of approximately $3.6 million as of March 31, 2026, together with the additional gross proceeds of approximately $11.0 million collected from the April 2026 Units Private Placement (refer to note 20), will be sufficient to meet the Company’s working capital needs in the next 12 months from the date the audited consolidated financial statements are issued. If the Company experienced an adverse operating environment or incurred unanticipated capital expenditure requirements, or if the Company’s determined to accelerate its growth, then additional financing may be required.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The consolidated financial statements, including the consolidated balance sheets as of March 31, 2026, the consolidated statements of operations and comprehensive loss, the consolidated statements of changes in equity (deficit), and the consolidated statements of cash flows for the years ended March 31, 2026 and 2025, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X.

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

All adjustments (including normal recurring adjustments) necessary to present a fair statement of the Company’s financial position as of March 31, 2026, its results of operations for the year ended March 31, 2026 and its cash flows for the year ended March 31, 2026, as applicable, have been made.

(b) Comparability and retrospective reclassification adjustments of prior period

The Company has reclassified certain comparative balances in the consolidated balance sheet as of March 31, 2025 and certain comparative amounts in the consolidated statements of operations and comprehensive loss for the year ended March 31, 2025 to conform to the current year’s presentation, as a result of the retrospective application of discontinued operations (refer to Note 4) in accordance with ASC 205-20-45. The assets and liabilities of the discontinued operations have been classified as current assets of discontinued operations, other assets of discontinued operations and current liabilities of discontinued operations in the consolidated balance sheet as of March 31, 2025. The results of discontinued operations for the year ended March 31, 2025 have been reflected separately in the consolidated statements of operations and comprehensive loss as a single line item presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the year ended March 31, 2025 were separately presented in the consolidated statements of cash flows for all periods presented in accordance with U.S. GAAP.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in equity (deficit).

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	March 31,	March 31,
	2026	2025
Balance sheet items, except for equity accounts – RMB: US$1:	6.8980	7.2567

	For the years ended March 31,
	2026	2025
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	7.1019	7.2163

(d) Use of estimates

In presenting the consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, lease liabilities, right-of-use assets, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables and due from related parties, estimates of impairment of long-lived assets, fair value of derivative liabilities, valuation for share-based awards, and valuation of deferred tax assets.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and 2025:

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2026
	2026	Level 1	Level 2	Level 3
Derivative liabilities	$5,615,288	$—	$—	$5,615,288

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2025
	2025	Level 1	Level 2	Level 3
Derivative liabilities	$84,591	$—	$—	$84,591

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended March 31, 2026 and 2025:

	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement		November 2025 Private Placement	November 2025 Registered Direct Offering
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Offering Warrants	Placement Warrants	Investors Warrants	Pre-funded Warrant	Total
BALANCE as of March 31, 2024	$3,219	$4,333	$80,636	$6,048	$179,520	$15,077	$—	$—	$288,833
Change in fair value of derivative liabilities	(3,198)	(4,114)	(67,813)	(5,086)	(114,934)	(9,097)	—	—	(204,242)
BALANCE as of March 31, 2025	21	219	12,823	962	64,586	5,980	—	—	84,591
Derivative liabilities recognized at grant date							4,724,165	1,013,590	5,737,755
Change in fair value of derivative liabilities	(21)	(219)	(12,823)	(962)	(60,487)	(5,980)	(231,066)	108,599	(202,959)
Exercise	—	—	—	—	(4,099)	—	—	—	(4,099)
BALANCE as of March 31, 2026	$—	$—	$—	$—	$—	$—	$4,493,099	$1,122,189	$5,615,288

The warrants presented in the table above are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of March 31, 2026 and 2025.

	As of March 31, 2026
	May 13, 2021		November 10, 2021		November 14, 2025	November 17, 2025
		Placement		Placement
	Investor	Agent	Investor	Agent	Investor	Pre-funded
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	55,319	4,149	1,341,362	5,515	4,510,000	905,000
Valuation date	3/31/2026	3/31/2026	3/31/2026	3/31/2026	3/31/2026	3/31/2026
Exercise price*	$105.00	$105.00	$1.03	$68.00	$1.26	$0.0001
Stock price*	$1.24	$1.24	$1.24	$1.24	$1.24	$1.24
Expected term (years)	0.12	0.12	0.61	0.61	5.12	**
Risk-free interest rate	3.73%	3.73%	3.71%	3.71%	3.93%	4.86%
Expected volatility	106%	106%	125%	125%	109%	118%

	As of March 31, 2025
	August 4, 2020	February 10, 2021		May 13, 2021		November 10, 2021
		Placement			Placement		Placement
	Underwriters’	Agent	ROFR	Investor	Agent	Investor	Agent
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	3,181	3,804	1,522	55,319	4,149	2,778,315	5,515
Valuation date	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025	3/31/2025
Exercise price*	$62.50	$138.00	$172.50	$105.00	$105.00	$2.16	$68.00
Stock price*	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90	$8.90
Expected term (years)	0.35	0.87	0.87	1.12	1.12	1.61	1.61
Risk-free interest rate	1.39%	3.49%	3.49%	4.01%	4.01%	4.21%	4.21%
Expected volatility	112%	112%	112%	112%	112%	112%	112%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025, except for the November 2025 Warrants

**	No fixed termination date is specified in the agreement of November 2025 Pre-funded Warrants, which can be exercised at any time on or after the initial exercise date and until it is exercised in full, yet the Company adopted a 20-year assumption for valuation purposes.

As of March 31, 2026 and 2025, financial instruments of the Company comprised primarily current assets and current liabilities including cash, accounts receivable, finance lease receivables, prepayments, other receivables and other assets, due from a related party, accounts payable, advances from customers, operating lease liabilities, accrued expenses and other liabilities, and due to related parties which approximate their fair values because of the short-term nature of these instruments.

The non-current portion of finance lease receivables were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of March 31, 2026 and 2025.

(f) Equity method investments

The Company accounts for investments in private company by using equity method as the Company determined that it does not have control over Jinkailong under either voting or VIE models. As of March 31, 2026 and 2025, the Company owned 35% equity investment in Jinkailong whereby the Company has the ability to influence the operating and financial decisions of Jinkailong. The Company records equity method investments initially at cost and subsequently records its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment and reports the recognized earnings or losses in income. If an investment balance is reduced to zero as a result of cumulative losses, the Company will need to pause the recognition of losses until its share of earnings exceeds the accumulated losses resulting in the investment balance returning to zero. As of March 31, 2026 and 2025, the carrying value of the investment is $0 for both periods presented.

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

(i) Cash

Cash primarily consists of unrestricted bank demand deposits available for immediate withdrawal.

(j) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for credit losses, do not bear interest, and are subject to contractual payment term within one month. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company’s estimation of allowance for credit losses considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. For the years ended March 31, 2026 and 2025, no provision for credit losses related to accounts receivable was provided.

(k) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables are charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026 and 2025, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of March 31, 2026 and 2025, finance lease receivables consisted of the following:

	March 31,	March 31,
	2026	2025
Minimum lease payments receivable	$85,774	$293,872
Less: Unearned interest	(36,268)	(104,340)
Finance lease receivables	$49,506	$189,532
Finance lease receivables, current	$44,454	$166,339
Finance lease receivables, non-current	$5,052	$23,193

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2026 are as follows:

Minimum future payments receivable
Twelve months ending March 31, 2027	$78,381
Twelve months ending March 31, 2028	7,393
Total	$85,774

(l) Property and equipment, net

Property and equipment primarily consist of office equipment, fixtures and furniture and automobiles, which are stated at cost less accumulated depreciation and any provision required for impairment in value. Depreciation is computed using the straight-line method with no residual value based on the estimated useful life. The useful life of property and equipment is summarized as follows:

Categories	Useful life
Office equipment, fixture and furniture	3 – 5 years
Automobiles	3 – 5 years

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if the asset’s or asset group’s carrying amount exceeds the future net undiscounted cash flows that the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair value determined using a discounted cash flow model. For the years ended March 31, 2026 and 2025, the Company did not recognize any impairment for property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended March 31, 2026 and 2025, there was no impairment of intangible assets.

(n) Loss per share

Basic loss per share is computed by dividing net loss attributable to stockholders by the weighted average number of outstanding shares of common stock. Liability-classified pre-funded warrants are excluded from the denominator in the computation of basic loss per ordinary share, as such instruments are not considered to be outstanding ordinary shares.

For the calculation of diluted loss per share, net loss attributable to stockholders for basic loss per share is adjusted by the effect of dilutive securities, including share-based awards, under the treasury stock method and convertible securities under the if-converted method. Potentially dilutive securities have been excluded from the computation of diluted loss per share if their inclusion is anti-dilutive.

(o) Mezzanine Equity (redeemable)

The Company evaluates its convertible preferred stock in accordance with ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to determine if its convertible preferred stock should be treated as a liability or an equity. As a result, the Company determined that the convertible preferred stock should be treated as an equity as it did not meet the definition of liability instrument. In accordance with ASC 480-10-S99, the convertible preferred stock should be classified as a mezzanine equity, since it contained a change of control redemption right feature which is not solely within the control of the Company. The Company believes the future event of change of control is not probable as of March 31, 2026; therefore, the convertible preferred stock has not been re-measured to its redemption value. As of March 31, 2026, there was no change to the initial carrying amount of the convertible preferred stock.

(p) Derivative liabilities

The Company accounts for derivative liabilities in accordance with ASC 815 Derivatives and Hedging and ASC 820 Fair Value Measurement. The derivative liabilities are carried at fair value on the Company’s consolidated balance sheets, with any changes in fair value recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company estimates the fair value of derivative liabilities using the Black-Scholes valuation model at initial recognition and each subsequent valuation date.

(q) Revenue recognition

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a finance lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of March 31, 2026, the Company’s pricing interest rate was 6.0% per annum.

Contract liabilities

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized by continuing operations for the years ended March 31, 2026 and 2025 which was previously included in the advances from customers balances as of March 31, 2025 and March 31, 2024 was $100,596 and $118,828, respectively.

The Company’s advances from customers amounted to $86,768 and $103,897 as of March 31, 2026 and 2025, respectively.

Disaggregated information of revenues recorded by continuing operations by business lines are as follows:

	For the Years Ended
	March 31,
	2026	2025
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$1,348,542	$1,685,112
- Financing revenues	68,011	93,473
- Service fees from NEVs leasing	64,833	—
- Default revenue	26,025	33,050
- Monthly services commissions	17,485	25,799
- Service fees from automobile purchase services	10,046	38,696
- Other service fees	11,185	20,041
Total Revenues	$1,546,127	$1,896,171

Automobile transaction and related services

Operating lease revenues from automobile rentals –The Company generates revenue from leasing its own automobiles. The Company recognizes revenue wherein an automobile is transferred to the lessees and the lessees has the ability to control the asset. Rental transactions are satisfied over the rental period and is recognized over time. As the operating lease revenue is fixed in nature under the Company’s various product solutions, the Company recognizes the revenue from operating lease on a straight-line basis over the lease term, based on periodic settlement between the Company and the online ride-hailing drivers. Rental periods are short term in nature, generally twelve months or less.

Financing revenues – Interest income from the lease arising from the Company’s sales-type leases and bundled lease arrangements are recognized as financing revenues over the lease term based on the effective rate of interest in the lease.

Service fees from NEVs leasing - Services fees from NEVs leasing are paid by some lessees who rent new energy electric vehicles from the Company. The amount of services fees is based on the product solutions chosen by lessees. The service content includes: (1) training services covering online ride-hailing regulations, operational skills, safety and other related aspects; (2) assistance to apply for the Network-Appointed Taxi Transport Certificate; (3) introducing online ride-hailing business and order-taking skills; (4) providing online ride-hailing operation and management services, etc.

Default revenue - The Company charged the lessees default fees upon occurrence of default events such as early-termination of the contracts or other violation behaviors to the contracts. The default punishment is calculated and confirmed by the customers.

Monthly services commissions – Commissions from the services are generated from the management and related services provided to Partner Platforms and other companies, which are settled on a monthly basis. The Company recognizes revenues at a point in time when performance obligations are completed and the commission amount is confirmed by the Partner Platforms and other companies, based on their evaluations on the services provided by the Company.

Service fees from automobile purchase services - Automobile purchase services are paid by automobile purchasers for a series of the services provided to them throughout the purchase process such as credit assessment, installment of GPS devices, ride-hailing driver qualification and other administrative procedures. The service fee is based on the sales price of the automobiles and relevant services provided.

The Company recognizes those revenues at a point in time when above mentioned services are completed, and the related automobile is delivered to the lessee or purchaser. The Company recognizes the revenue of service fees from NEVs leasing when the Company has fulfilled its performance obligation to provide NEVs leasing service such as consulting service and training service upon delivery of automobile. Accounts receivable related to automobile purchase services is collected upon the automobiles are delivered to lessees or purchaser. The Company recognizes default revenue at a point in time when performance obligations are completed and the default punishment is calculated and confirmed by the customers, which represent the collectability is probable from the customers.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. The Company did not have any significant unrecognized uncertain tax positions or any unrecognized liabilities, interest or penalties associated with unrecognized tax benefit as of March 31, 2026 and 2025.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. The Company presents deferred tax assets and liabilities as non-current in the balance sheet based on an analysis of each taxpaying component within a jurisdiction. Meanwhile, the Internal Revenue Service (“IRS”) in the U.S. can include returns filed within the last three years in an audit unless a substantial error is found in which case, IRS may extend the period to six years. The Company is not currently under examination by any income tax authority, nor has it been notified of an impending examination.

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

The Company considers extension, renewal and termination options at lease inception when calculating the present value of lease payments. However, the Company has determined there is no reasonable certainty that any of these options will be exercised, so such optional periods are generally excluded from the lease terms used for present value of lease payments. The Company has elected the short-term lease exception, therefore operating lease ROU assets and liabilities do not include leases with a lease term of twelve months or less. Its leases generally do not provide a residual guarantee. The finance or operating lease ROU asset also excludes lease incentives. Lease expense is recognized on a straight-line basis over the lease term for operating lease. Meanwhile, the Company recognizes the finance leases ROU assets and interest on an amortized cost basis. The amortization of finance ROU assets is recognized on a straight-line basis as amortization expense, while the lease liability is increased to reflect interest on the liability and decreased to reflect the lease payments made during the period. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate applied to the remaining balance of the liability.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset or asset group may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset or asset group from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the years ended March 31, 2026 and 2025, the Company did not recognize impairment loss on its ROU assets.

(u) Share-Based Awards

The Company accounts for share-based awards issued in exchange for employee and non-employee services under ASC 718, Stock Compensation. Share-based awards issued to non-employees for goods or services are measured at the grant-date fair value of the equity instruments issued. For share-based awards that are not subject to vesting, forfeiture, or future service requirements, the full fair value of the awards is recognized as compensation expense on the issuance date.

(v) Discontinued operations

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

(x) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of March 31, 2026 and 2025, approximately $325,000 and $1,000, respectively, were deposited with banks in the United States which is insured by the U.S. government up to $250,000. Approximately $2,238,000 and $0 was deposited with banks in Hong Kong as of March 31, 2026 and 2025, respectively, which is insured by the Hong Kong government up to $102,000 (HKD800,000). As of March 31, 2026 and 2025, approximately $999,000 and $700,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $72,000 (RMB500,000). To limit exposure to credit risk relating to deposits, the Company primarily places cash deposits with large financial institutions in China which management believes are of high credit quality.

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of March 31, 2026 and 2025, the Company record no allowance for credit losses against accounts receivable, respectively.

2)	Foreign currency risk

As of March 31, 2026 and 2025 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $2,563,000 and $1,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB appreciated from 7.26 RMB into US$1.00 on March 31, 2025 to 6.90 RMB into US$1.00 on March 31, 2026.

(y) Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. For public business entities (PBEs), the ASU is effective for annual periods beginning after December 15, 2024. For all other entities (i.e. non-PBEs), the ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted. As a PBE, the Company adopted ASU 2023-09 for its annual period beginning April 1, 2024, on a retrospective basis.

(z) Recent accounting pronouncements not yet adopted

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

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments—Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from contracts with customers. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Except for the above-mentioned pronouncements, there are no new recent issued accounting standards that will have material impact on the consolidated statements and related disclosures.

4. DISCONTINUED OPERATIONS

Discontinued operations - Online ride-hailing platform service

Since August 2024, the Company has discontinued its online ride-hailing platform service business.

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of online ride-hailing platform service in the consolidated statements of operations and comprehensive loss for the years ended March 31, 2026 and 2025, respectively.

	For the Years Ended
	March 31,
	2026	2025
Revenues	$—	$344,241
Cost of revenues	—	(247,025)
Gross profit	—	97,216
Operating expenses	—
Selling, general and administrative expenses	—	(166,937)
Provision for credit losses	—	(173,278)
Total operating expenses	—	(340,215)
Loss from operations	—	(242,999)
Other income, net	—	33,214
Interest expense	—	(8,372)
Loss before income taxes	—	(218,157)
Gain on disposal of discontinued operations	—	397,775
Income tax benefit	—	4,510
Net income from discontinued operations	$—	$184,128

Reconciliation of the amount of cash flows from discontinued operations in the consolidated statements of cash flows for the years ended March 31, 2026 and 2025 are as follows:

	For the Years Ended March 31,
	2026	2025
Net cash used in operating activities from discontinued operations	$—	$(73,441)

Net cash provided by investing activities from discontinued operations	$—	$49

Net cash used in financing activities from discontinued operations	$—	$(82,074)

Discontinued operations - Automobile Transaction related Services in Sichuan

Prior to December 31,2025, the Company used to operate automobile transaction related services in Sichuan Province, China through Disposed Entities. In December 2025, the Company entered into the Sichuan Acquisition Agreement with HMST. Pursuant to the Sichuan Acquisition Agreement, the Company sold 100% of the equity interests in each of Yicheng and Senmiao Consulting to HMST for nil consideration, while the Company undertook certain liabilities of $518,388 which were previously assumed by the Disposed Entities. On December 31, 2025, the Disposition was completed and the Company disposed its 100% equity interest in Disposed Entities. After the disposition, the Company discontinued its operations in Sichuan Province in China. This decision was driven by recurring losses in Sichuan regional business area, which prompted the Company to strategically exit from its operations in Sichuan Province. In connection with this Disposition, the long-term accumulation of local resources, industry reputation and market reputation of Disposed Entities can promote HMST quickly enter the local market, connect channels and partners, and reduce market development costs; at the same time, HMST can rationally utilize its mature entities and basic assets to reduce new establishment and operating costs. In accordance with ASC 205-20-45, the discontinuation of automobile transaction related services in Sichuan was accounted for as a discontinued operation, as it represented a strategic shift with a significant impact on the Company’s overall operations and financial results. Reconciliation of the carrying amounts of major classes of assets and liabilities from discontinued operations of Disposed Entities in consolidated balance sheet as of March 31, 2025 are as follows:

March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$132,275
Accounts receivable	12,164
Accounts receivable, a related party	7,924
Prepayments, other receivables, and other current assets, net	233,497
Prepayment - a related party	22,662
Due from related parties, net, current	90,951
Total current assets	499,473

Other Assets
Property and equipment, net	2,934
Finance lease right-of-use assets, net	117,867
Due from a related party, net, non-current	964,075
Total other assets	1,084,876

Total assets	$1,584,349

LIABILITIES
Current liabilities
Accounts payable	$38,761
Advances from customers	20,726
Income tax payable	19,918
Accrued expenses and other liabilities	2,504,673
Due to related parties	179,017
Finance lease liabilities, current	360,268
Total current liabilities	3,123,363

Total liabilities	$3,123,363

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of Disposed Entities in the consolidated statements of operations and comprehensive loss for the years ended March 31, 2026 and 2025.

	For the Years Ended March 31,
	2026	2025
Revenues	$1,346,873	$1,492,901
Cost of revenues	(919,715)	(1,214,822)
Gross profit	427,158	278,079
Operating expenses
Selling, general and administrative expenses	(928,071)	(759,969)
Provision for credit losses	(253,942)	(1,396,034)
Total operating expenses	(1,182,013)	(2,156,003)
Loss from operations	(754,855)	(1,877,924)
Other income (expenses), net	226,101	(65,030)
Interest expense on finance leases	(615)	(15,145)
Loss before income taxes	(529,369)	(1,958,099)
Gain on disposal of discontinued operations*	426,766	—
Income tax expenses	—	—
Net loss from discontinued operations	$(102,603)	$(1,958,099)

*	As of December 31, 2025, net deficit from discontinued operations of Disposed Entities was $1,419,775. Together with the realized accumulated other comprehensive loss upon disposal of Disposed Entities and the loss of $518,388 through undertaking of certain liabilities, the Company recorded a total gain of $426,766 on disposal of Disposed Entities.

Reconciliation of the amount of cash flows from discontinued operations in the consolidated statements of cash flows for the years ended March 31, 2026 and 2025 are as follows:

	For the Years Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities from discontinued operations	$(465,097)	$247,871

Net cash used in investing activities from discontinued operations	$—	$(481,173)

Net cash provided by (used in) financing activities from discontinued operations	$80,100	$(29,706)

5. ACCOUNTS RECEIVABLE

Accounts receivable mainly includes monthly service commission receivables due from Partner Platforms and other companies of operating lease, and service fee receivables due from automobile purchasers.

As of March 31, 2026 and 2025, accounts receivable was comprised of the following:

	March 31,	March 31,
	2026	2025
Receivables of operating lease	$—	$7,681
Receivables of automobile sales due from automobile purchasers	—	1,282
Total Accounts receivable	$—	$8,963

Movement of allowance for credit losses for the years ended March 31, 2026 and 2025 are as follows:

	March 31,	March 31,
	2026	2025
Beginning balance	$—	$1,545
Write off	—	(1,538)
Translation adjustment	—	(7)
Ending balance	$—	$—

There were no recoveries of accounts receivable that had been written off in prior periods during the year ended March 31, 2026.

6. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS

As of March 31, 2026 and 2025, the prepayments, other receivables and other current assets were comprised of the following:

	March 31,	March 31,
	2026	2025
Prepaid expenses (i)	$387,314	$256,291
Purchase contract termination refund (ii)	—	440,972
Deposits (iii)	76,925	79,801
Employee advances	—	413
Others	6,762	4,110
Total prepayments, other receivables and other current assets	$471,001	$781,587

Movement of allowance for credit losses for the years ended March 31, 2026 and 2025 are as follows:

	March 31,	March 31,
	2026	2025
Beginning balance	$—	$2,633
Write off	—	(2,634)
Translation adjustment	—	1
Ending balance	$—	$—

There were no recoveries of other receivables that had been written off in prior periods during the year ended March 31, 2026.

(i)	Prepaid expenses

The balance of prepaid expense represented automobile purchase prepayments, automobile liability insurance premium for automobiles for operating lease and other miscellaneous expense such as office lease, office remodel expense, etc. that will expire within one year.

(ii)	Purchase contract termination refund

In September 2022, the Company entered into an automobile purchase agreement with a third party to purchase a total of 100 automobiles while a termination agreement with the seller had been signed in March 2025. Pursuant to which, the prepayment with the amount of approximately $0.44 million should be refunded to the Company in installments before March 31, 2026. The balance of purchase contract termination refund represented the part of the purchase prepayments originally made for the automobile purchase, which were fully refunded due to the termination of automobile purchase.

(iii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of March 31, 2026 and 2025, no allowance for credit losses was recorded, as recoverability is deemed probable based on counterparty creditworthiness and historical experience.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2026 and 2025 consist of the following:

	March 31,	March 31,
	2026	2025
Automobiles	$4,436,421	$4,356,020
Office equipment, fixtures and furniture	43,718	41,558
Subtotal	4,480,139	4,397,578
Less: accumulated depreciation	(3,667,205)	(2,747,591)
Total property and equipment, net	$812,934	$1,649,987

Depreciation expense for the year ended March 31, 2026 and 2025 were amounted to $881,130 and $911,051, respectively.

8. INTANGIBLE ASSETS, NET

Intangible assets as of March 31, 2026 and 2025 consisted of the following:

	March 31,	March 31,
	2026	2025
Software	$751,713	$751,628
Less: accumulated amortization	(451,713)	(376,628)
Total intangible assets, net	$300,000	$375,000

Amortization expense for the years ended March 31, 2026 and 2025 were amounted to $75,000 and $75,000, respectively.

The following table sets forth the Company’s future amortization expense for the next four years as of March 31, 2026:

Amortization expenses
Twelve months ending March 31, 2027	$75,000
Twelve months ending March 31, 2028	75,000
Twelve months ending March 31, 2029	75,000
Twelve months ending March 31, 2030	75,000
Total	$300,000

9. ACCRUED EXPENSES AND OTHER LIABILITIES

	March 31,	March 31,
	2026	2025
Deposits (i)	$551,905	$540,424
Assumed liabilities of Disposed Entities (ii)	363,169	—
Accrued payroll and welfare	141,555	689,783
Accrued expenses (iii)	60,289	484,407
Other taxes payable	38,479	49,464
Payables for expenditures on automobile transaction and related services	11,067	6,857
Other payables	—	137
Total accrued expenses and other liabilities	$1,166,464	$1,771,072

(i)	Deposits

The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(ii)	Assumed liabilities of Disposed Entities

The assumed liabilities of the disposed subsidiaries represent the debts that the Company is required to assume pursuant to the Sichuan Acquisition Agreement in connection with the disposal of Disposed Entities (refer to note 4), which are repayable on demand or per contractual terms.

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

The contributions made by the Company were $69,304 and $72,888 for the years ended March 31, 2026 and 2025, respectively, from operations of the Company.

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

August 2020 Underwriters’ Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2025, there were 3,181 underwriters’ warrants outstanding with fair value of $21, and the exercise price of those warrants was adjusted to $62.50. During the year ended March 31, 2026, the change of fair value was a gain of $21 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities and the remaining 3,181 underwriters’ warrants has expired. During the year ended March 31, 2025, the change of fair value was a gain of $3,198 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities.

February 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2025, there were 5,326 February 2021 registered direct offering warrants outstanding with fair value of $219, and the exercise prices of the Placement Agent Warrants and the ROFR Warrants of the February 2021 Registered Direct Offering were adjusted to $138.00 and $172.50, respectively. During the years ended March 31, 2026, the change of fair value was a gain of $219 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities and the remaining 5,326 registered direct offering warrants has expired. During the year ended March 31, 2025, the change of fair value was a gain of $4,114 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities.

May 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2026 and 2025, there were 59,468 and 59,468 May 2021 registered direct offering warrants outstanding and the exercise price of those warrants was adjusted to $105.00 and $105.00, respectively. During the years ended March 31, 2026 and 2025, the change of fair value was a gain of $13,785 and $72,899 recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of March 31, 2026 and 2025, the fair value of the derivative instrument totaled $0 and $13,785, respectively.

November 2021 Private Placement Warrants

Giving (1) retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively; and (2) the anti-dilution adjustment resulted from the registered direct offering completed on November 20, 2025, as of March 31, 2026 and 2025, there were 1,341,362 and 2,778,315, respectively, November 2021 Investors Warrants outstanding and the exercise price of those warrants was adjusted to $1.03 and $2.16, respectively.

On June 11, 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $1.13 per share to purchase 20,000 shares of the Company’s common stock. In September 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $2.16 per share to purchase 53,357 shares of the Company’s common stock and six holders of November 2021 private placement warrants exercised the warrants on a “cashless” basis to receive 1,345,820 shares of the Company’s common stock. All related derivative liabilities were derecognized upon exercise, with their total fair value of $4,099 reclassified from derivative liabilities to additional paid-in capital.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2026 and 2025, there were 5,515 and 5,515 November 2021 Placement Agent Warrants outstanding, respectively, and the exercise price of those warrants was adjusted to $68.00.

During the years ended March 31, 2026 and 2025, the change of fair value was a gain of $66,467 and $124,031, recognized in the consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of March 31, 2026 and 2025, the fair value of the derivative instrument totaled $0 and $70,566, respectively.

November 2025 registered direct offering of common stock and pre-funded warrants, and concurrent private placement of warrants

On November 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, providing for (i) the issuance of 1,350,000 shares of common stock, par value $0.0001 per share, and 905,000 pre-funded warrants to purchase 905,000 shares of the common stock, at a purchase price of $1.26 per share, in a registered direct offering for aggregate gross proceeds of approximately $2.8 million, and (ii) the concurrent 4,510,000 private placement warrants to purchase up to 4,510,000 shares of common stock (the “November 2025 Private Placement”). The November 2025 Private Placement was closed on November 17, 2025. The 905,000 pre-funded warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable and remain exercisable until exercised in full. The 4,510,000 private placement warrants have an exercise price of $1.26 per share of common stock, and have a term of 5.5 years and are exercisable at any time on or after the initial exercisability date.

The Company concluded that both pre-funded warrants and November 2025 private placement warrants qualify as derivative liabilities. At the issuance date in November 2025, the fair value of these warrants was estimated at $5,737,755 in total using the Black-Scholes valuation model, and the $2,896,455 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the consolidated statements of operations and comprehensive loss. As of March 31, 2026, the fair value of the pre-funded warrants and November 2025 private placement warrants was $1,122,189 and $4,493,099, respectively.

During the year ended March 31, 2026, the change in fair value of the November 2025 private placement warrants was a gain of $231,066 recognized in the consolidated statements of operations and comprehensive loss while there was a loss amounted to $108,599 recognized in the consolidated statements of operations and comprehensive loss caused by the change in fair value of the pre-funded warrants.

As of the filing date of these consolidated financial statements, the pre-funded warrants had not been exercised, and all such pre-funded Warrants remain outstanding in accordance with their terms, and the November 2025 private placement warrants remain outstanding as issued.

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 1,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs vested in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (iii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these consolidated financial statements, all RSUs with an aggregate of 1,273 were vested and 955 were settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2026 and the vested RSUs have been accounted in an expense and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2026, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the years ended March 31, 2026 and 2025, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on July 29, 2025, the conversion price of the Preferred Shares was adjusted to $20.00. As of March 31, 2026 and 2025, there were 262 and 991 shares of Series A convertible preferred stock outstanding, respectively, valued at $42,943 and $234,364 recorded as mezzanine equity, respectively. During April and June 2025, an aggregate of 729 shares of Series A convertible preferred stock were converted into 36,471 shares of the Company’s common stock. The conversion resulted in addition of $4 to common stock and $191,417 to additional paid-in capital.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2026, 4,738 shares of Series A convertible preferred stock were converted into 223,583 shares of the Company’s common stock.

1-for- 10 shares reverse split on common stock

The Company considered the above transactions after giving a retroactive effect to a 1-for-10 reverse stock split of its common stock which became effective on July 29, 2025. The Company believed it is appropriate to reflect the above transactions on a retroactive basis similar to those after a stock split or dividend pursuant to ASC 260. All shares and per share amounts and in the consolidated financial statements have been retroactively stated to reflect the effect of the reverse stock split. Upon execution of the 1-for-10 reverse stock split, the Company recognized additional 37 shares of common stock due to round up issue.

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

November 2025 Common stock issued for consulting services

In November 2025, the Company entered into a consulting services agreement (the “Consulting Agreement”) with a consultant (the “Consultant”), pursuant to which the Company engaged the Consultant to provide certain consulting services. As compensation for such services, the Company agreed to issue the Consultant an aggregate of 200,000 shares of its common stock, par value $0.0001. These shares were valued at $250,000, based on the closing price of the Company’s common stock on the issuance date. Pursuant to the agreement, the shares issued to the Consultant are not subject to vesting or forfeiture. In addition, the Company has no recourse or substantial disincentives against the Consultant if services are terminated prior to the termination or expiration of the service period. As a result, the shares issued to the Consultant are required to be expensed on the issuance date in accordance with ASC 718. Accordingly, the Company recognized stock-based compensation expense of $250,000 during the year ended March 31, 2026.

12. INCOME TAXES

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Nevada does not impose any state corporate income tax.

Green Energy Capital Asset Inc. (“Green Energy”) is incorporated in the State of Wyoming in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Wyoming does not impose any state corporate income tax.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the years ended March 31, 2026 and 2025, the Company’s foreign subsidiary in China was operating at loss and as such, did not record a liability for GILTI tax.

On July 4, 2025, the One Big Beautiful Act (“OBBBA”) was signed into law. The OBBBA made several key provisions of the Tax Cuts and Jobs Act of 2017 permanent, including 100% bonus depreciation, the immediate expensing of domestic research costs, and the introduction of a favorable modification to the business interest expense limitation. Together, these changes accelerate the timing of certain tax deductions in the current period that allow for reductions in cash taxes. However, there is no tax impact for the Company because none of the accelerated deductions under the OBBBA’s scope-such as qualified bonus depreciation or domestic research expense apply to the Company’s operations or asset in the current period. Consequently, the OBBBA has no effect on the Company’s current or deferred tax position.

The Company’s net loss for U.S. income taxes from U.S amounted to approximately $4.7 million and $2.2 million for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, the Company’s net operating loss carryforward for U.S. income taxes was approximately $10.0 million and $7.9 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the consolidated balance sheets. As of March 31, 2026 and 2025, valuation allowances for deferred tax assets for US income taxes were approximately $2.7 million and $1.7 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

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

Income/(loss) before income tax by jurisdiction as follows:

	For the Years Ended March 31,
	2026	2025
U.S.	$(4,738,176)	$(2,165,429)
PRC	(536,050)	258,588
Hong Kong	5,325	—
Total net loss before income tax	$(5,268,901)	$(1,906,841)

For the years ended March 31, 2026 and 2025, the Company had no current tax expense or deferred tax expense.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3 (y), Recently adopted accounting pronouncements, the reconciliation of taxes at the PRC statutory rate to our provision for (benefit from) income taxes for the years ended March 31, 2026 and 2025 was as follows:

	For the Years Ended March 31,
	2026		2025
Loss before income tax	$(5,268,901)	100.0%	$(1,906,841)	100.0%
PRC statutory income tax rate	25.0%		25.0%
Computed income tax benefit with PRC statutory income tax rate	(1,317,225)	25.0%	(476,710)	25.0%
Domestic tax effects
Changes in valuation allowance	98,220	(1.9)%	43,530	(2.3)%
True-up on NOL	—	—%	72,424	(3.8)%
Non-deductible expenses	4,863	(0.1)%	2,113	(0.1)%
Non-deductible expense on contract default	—	—%	49,194	(2.6)%
Other adjustments	30,930	(0.6)%	—	—%
Foreign tax effects
U.S.
Different tax rate in other jurisdictions	189,527	(3.6)%	86,617	(4.5)%
Changes in valuation allowance	991,689	(18.8)%	78,894	(4.1)%
True-up on NOL	—	—%	101,291	(5.3)%
Non-deductible overseas salary	—	—%	25,200	(1.3)%
Other adjustments	3,328	(0.1)%	17,447	(1.0)%
Other foreign jurisdictions	(1,332)	0.1%	—	—%
Effective tax rate	$—	—%	$—	—%

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3 (y), Recently adopted accounting pronouncements, cash paid for income taxes, during the years ended March 31, 2026 and 2025 were as follows:

For the Years Ended March 31,
	2026	2025
U.S.	$—	$—
PRC	—	—
Hong Kong	—	—
Total	$—	$—

The significant components of deferred taxes for continuing operations were as follows:

	March 31,	March 31,
	2026	2025
Deferred Tax Assets
Net operating loss carried forward	$2,324,852	$1,907,516
Allowance for credit losses	609,018	503,502
Excess of warrant fair value over offering proceeds	608,255	—
Lease liability	14,506	2,591
Total deferred tax assets	3,556,631	2,413,609
Less: valuation allowance	(3,503,857)	(2,413,609)
Total deferred tax assets, net of valuation allowance	52,774	—
Net off against deferred tax liabilities	(52,774)	—
Net deferred tax assets	$—	$—

	March 31,	March 31,
	2026	2025
Deferred tax liabilities
Right of use asset	$(10,153)	$—
Change in fair value of derivative liabilities	(42,621)	—
Total deferred tax liabilities	(52,774)	—
Net off against deferred tax assets	52,774	—
Net deferred tax liabilities	$—	$—

The changes related to valuation allowance from continuing operations are as follows:

	March 31,	March 31,
	2026	2025
Balance at beginning of the year	$2,413,609	$2,291,185
Additions	1,090,248	122,424
Balance at end of the year	$3,503,857	$2,413,609

As of March 31, 2026 and 2025, the Company’s PRC entity from continuing operations had net operating loss carryforwards of approximately $0.9 million and $1.0 million, respectively, which will be available to offset future taxable income. As of March 31, 2026, these carryforwards will expire in calendar year 2026 through 2031, if not used. As of March 31, 2026 and 2025, valuation allowances for deferred tax assets for PRC income taxes were approximately $0.8 million and $0.7 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

Uncertain tax positions

The Group evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of March 31, 2026 and 2025, the Group did not have any unrecognized uncertain tax positions. For the years ended March 31, 2026 and 2025, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

According to PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or withholding agent. The statute of limitations will be extended to five years under special circumstances, which are not clearly defined (but an underpayment of tax liability exceeding RMB0.1 million is specifically listed as a special circumstance). In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

13. CONCENTRATION

Major customers

No Major customer disclosures are required as the Company’s revenue and accounts receivable are not concentrated with any single or group of customers meeting the materiality threshold for concentration disclosure.

Major Suppliers

For the year ended March 31, 2026, one supplier accounted for approximately 30.9% of the total costs of revenue from continuing operations of the Company.

For the year ended March 31, 2025, two suppliers accounted for approximately 30.7% and 10.2% of the total costs of revenues from the continuing operations of the Company, respectively.

As of March 31, 2026 and 2025, one supplier represented approximately 91.4% and 94.2% of the Company’s accounts payable from continuing operations, respectively.

 14. RELATED PARTY TRANSACTIONS AND BALANCES

The following is a list of related parties which the Company has transactions with for the years end March 2026 and 2025:

(a)	Mr. Xi Wen, the former CEO and director of the Company.

(b)	Ms. Jie Gao, a director of the Company.

(c)	Mr. Trent Davis, a former director of the Company.

(d)	Ms. Sichun Wang, a former director of the Company.

(e)	Ms. Xiang Hu, a shareholder of the Company.

(f)	World Trade Technology Limited (“World Trade Technology”), a company where the Company’s Chief Financial Officer serves as Financial Controller.

(g)	Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors Ms. Xiaojuan Lin serves as the legal representative and general manager.

1. Related Party Balances

1) Due from related parties

As of March 31, 2026 and 2025, balances due from related parties from the Company’s operations were comprised of the following:

	March 31,	March 31,
	2026	2025
Total due from related parties (i)(ii)	$2,532,049	$2,474,207
Less: Allowance for credit losses(i)	(2,517,552)	(1,971,045)
Due from related parties, net	$14,497	$503,162
Due from a related party, net, current (ii)(iii)	$14,497	$81,098
Due from a related party, net, non-current(i)	$—	$422,064

(i)	As of March 31, 2026 and 2025, balances due from Jinkailong, the Company’s equity investee company, was $0 and $422,064, respectively, net of allowance for credit losses. The balances were a result of Jinkailong’s deconsolidation on March 31, 2022.

Movement of allowance for credit losses due from Jinkailong for the years ended March 31, 2026 and 2025 are as follows:

	March 31,	March 31,
	2026	2025
Beginning balance	$1,971,045	$1,284,203
Addition	422,064	697,165
Translation adjustment	124,443	(10,323)
Ending balance	$2,517,552	$1,971,045

(ii)	On January 3, 2024, Xiang Hu, entered into a loan agreement wherein the Company agreed to provide an interest-free special reserve loan of $150,000 for a period of 12 months, which was extended for 12 months since January 3, 2025. As of March 31, 2026 and 2025, the balance was $0 and $81,098, respectively.

(iii)	As of March 31, 2026, balance of $14,497 represented business cash advances to Jie Gao, which was repaid to the Company in June 2026.

2) Due to related parties

	March 31,	March 31,
	2026	2025
Loan payable to a related party (i)	$—	$414
Other payable due to a related party (ii)	578,398	—
Other payable due to a related party (iii)	168,696	—
Total due to related parties	$747,094	$414

(i)	As of March 31, 2025, the balances of $414 represented borrowings from Xi Wen, which is unsecured, interest free and due on demand.

(ii)	As of March 31,2026, the balances of $578,398 comprises an interest-free loan of $500,000 from World Trade Technology, which is expected to be repaid on or before September 10, 2026, together with expenses of $78,398 settled on the Company’s behalf by World Trade Technology, which is unsecured, interest-free and repayable on demand.

(iii)	As of March 31,2026, the balance of $168,696 represented funds collected by the Company on behalf of Xiang Hu, which had been fully paid off in May 2026.

3) Operating lease right-of-use assets, a related party and Operating lease liabilities, a related party

	March 31,	March 31,
	2026	2025
Operating lease right-of-use assets, a related party	$47,520	$6,910
Operating lease liabilities, a related party	$58,023	$10,365

The Company entered into lease agreements with Dingchengtai and recorded operating lease right-of-use assets and lease liabilities accordingly. The current lease agreement will expire in May 2027.

2. Related Party Transactions

	For the Years Ended March 31,
	2026	2025
Lease expenses to Dingchentai (1)	$41,067	$41,691
Voluntary Waiver of Compensation by Xi Wen (2)	$70,000	$—
Voluntary Waiver of Compensation by Trent Davis (2)	$65,000	$—
Voluntary Waiver of Compensation by Sichun Wang (2)	$35,000	$—
Advances to Jie Gao (3)	$(14,081)	$—
Repayments from Xiang Hu (3)	$75,000	$69,288
Payment by World Trade Technology on behalf of the Company (4)	$78,398	$—
Funds collected by the Company on behalf of Xiang Hu (4)	$168,696	$—
Borrowing from World Trade Technology (5)	$500,000	$—
Borrowings from Xiang Hu (6)	$140,807	$—
Repayments to Xiang Hu (6)	$(140,807)	$—
Borrowings from Xi Wen (7)	$137,500	$—
Repayments to Xi Wen (7)	$(128,558)	$(11,940)
Loans to Xi Wen (7)	$(229,469)	$—
Offset of loans due from Xi Wen against accrued salary payable to Xi Wen (7)	$221,389	$—

(1)	For the years ended March 31, 2026 and 2025, the Company incurred $41,067 and $41,691 in rental expenses, respectively, for lease agreements entered into with Dingchentai.

(2)	For the year ended March 31, 2026, the three former directors voluntarily waived all accrued but unpaid director compensation upon their resignation from the Company’s board of directors.

(3)	The amount of $14,081 represented the advance to Jie Gao for operational purposes in February 2026, which was fully repaid in June 2026.

For the years ended March 31, 2026 and 2025, Xiang Hu repaid $75,000 and $69,288, respectively, against an interest-free special reserve loan of $150,000 granted to him on January 3, 2024 for operational purposes.

(4)	In February and March 2026, World Trade Technology paid a total of $78,398 in operating expenses on behalf of the Company, which is unsecured, interest-free and repayable on demand.

In November 2025, the Company collected $168,696 on behalf of Xiang Hu and remitted the full amount to his designated account in May 2026.

(5)	In February 2026, the Company obtained an unsecured and interest-free loan of $500,000 from World Trade Technology which shall be due and repayable on September 10, 2026.

(6)	In December 2025, the Company obtained a loan amounted to $140,807 (RMB1,000,000) from Xiang Hu, which was unsecured, interest free and repayable on demand. The loan was fully repaid in March 2026.

(7)

During the year ended March 31, 2026, the Company obtained total of $137,500 borrowings from Xi Wen, repaid $128,558 to him, and loaned total of $229,469 to Xi Wen. All of these loans between the Company and Xi Wen were unsecured, interest free and repayable on demand. The loan balances due from Xi wen amounted to $221,389 were offset against the accrued salary payable to Xi Wen as of December 31, 2025.

For the year ended March 31, 2025, the Company repaid borrowings of $11,940 to Xi Wen, which was borrowed before March 31, 2024. The loan was unsecured, interest free and due on demand.

15. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. In the revenue recognition section of Note 3 (q), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the years ended March 31, 2026 and 2025.

Lessee

As of March 31, 2026 and 2025, the Company has engaged in offices and showroom leases which were classified as operating leases. Payments under the Company’s lease arrangement are fixed.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recognized lease expense on a straight-line basis over the lease term for operating lease. Interest expense on the lease liability is determined each period during the lease term as the amount that results in a constant periodic interest rate applied to the remaining balance of the liability.

As of March 31, 2026, the weighted-average remaining operating lease term of its existing leases is approximately 1.17 years.

Operating lease expense for office and showroom leases totaled $41,067 and $73,736 for the years ended March 31, 2026 and 2025 respectively, of which $38,508 and $53,272 were amortization of leased asset for operating leases for the years ended March 31, 2026 and 2025, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
Twelve months ending March 31, 2027	$59,521
Total lease payments	59,521
Less: imputed interest	(1,498)
Present value of lease liabilities	$58,023

*

As of March 31, 2026, the outstanding balance of operating lease payments due to a related party was $58,023, which included $17,506 of rent for the period from January to May 2026 that should be paid by March 31, 2026 in accordance with the lease contract.

As of March 31, 2025, the outstanding balance of operating lease payments due to a related party was $10,365.

16. LOSS PER SHERE – BASIC AND DILUTED

Basic loss per share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss for the years ended March 31, 2026 and 2025, all potentially dilutive ordinary shares for these years would have an anti-dilutive effect, if converted, and thus have been excluded from the computation of basic and diluted loss per ordinary share.

	For the Years Ended March 31,
	2026	2025
Numerator:
Net loss attributable to the Company’s stockholders	$(5,270,200)	$(3,725,305)
Denominator:
Weighted average number of common stock - basic and diluted	2,675,178	1,052,122

The following table presents ordinary share equivalents that were excluded from the calculation of diluted loss per ordinary share for all years presented, as the effect of their inclusion would have been anti-dilutive:

	For the Years Ended March 31,
	2026	2025
Anti-dilutive ordinary share equivalents
Warrants	6,821,345	2,851,805
Series A convertible preferred stock	13,100	49,571
Total anti-dilutive ordinary share equivalents	6,834,445	2,901,376

17. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of March 31, 2026, the Company did not have any significant capital and other commitments.

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of March 31, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounted to RMB3.5 million (approximately $507,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

18. SEGMENT INFORMATION

The Company presents segment information after elimination of inter-company transactions. In general, revenue, cost of revenue and operating expenses are directly attributable, or are allocated, to each segment. The Company’s long-lived assets are all located in the PRC and all of the Company’s revenues are derived from the PRC. Therefore, no geographical segments are presented. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (CODM) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company does not allocate assets to its segments as the CODM does not evaluate the performance of segments using asset information.

By assessing the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating in only one reportable segment of automobile transaction and related services after discontinued the online ride-hailing platform services on August 20, 2024. The Company’s CODM relies upon the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. The Company has concluded that consolidated net (loss) income is the measure of segment profitability. Within the information provided, the CODM specifically reviews depreciation and amortization, which are a significant segment expense, as this represents significant cost affecting the Company’s decision on how to allocate resources. Other operating expenses are reviewed in aggregate.

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s operating segments from continuing operations and discontinued operations for the years ended March 31, 2026 and 2025:

	For the Years Ended March 31,
	2026	2025
	Automobile	Automobile
	Transaction and	Transaction and	Online ride-hailing
	Related	Related	platform
	Services	Services	Services
	from continuing operations*	from continuing operations*	from discontinued operations
Revenues	$1,546,127	$1,896,171	$344,241
Depreciation and amortization	$994,638	$1,039,323	$37,984
Loss from operations	$(2,888,197)	$(1,989,592)	$(242,999)
Loss before income taxes	$(5,268,901)	$(1,906,841)	$(218,157)
Net (loss) income	$(5,268,901)	$(1,906,841)	$184,128
Capital expenditure	$—	$415	$—

*	Amounts of continuing operating segment can agree to the consolidated statements of operations and comprehensive loss for the years ended March 31, 2026 and 2025.

19. PARENT-ONLY FINANCIALS

The Company’s PRC subsidiary is restricted in its ability to transfer a portion of its net assets to the Company. Payment of dividends by the entity organized in the PRC is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payments of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. The Company’s PRC subsidiary is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. As of March 31, 2026, The Company’s PRC subsidiary has incurred accumulated losses, and the Company has concluded that the subsidiary is unable to remit any portion of its net assets to the Company

In addition, the Company’s operations and revenues are conducted and generated in the PRC, all of the Company’s revenue being earned and currency received is denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into USD.

Regulation S-X requires that the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The Company has a consolidated shareholders’ deficit, its net asset base for purposes of calculating the proportionate share of restricted net assets of consolidated subsidiaries should be zero. And the Company’s PRC subsidiary has restricted net assets, therefore, any restrictions placed on the net assets of subsidiaries with positive equity would result in the 25 percent threshold being exceeded and a corresponding requirement to provide parent company-only financial information.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiary is stated at cost plus equity in undistributed loss of subsidiaries.

SENMIAO TECHNOLOGY LIMITED

CONDENSED BALANCE SHEETS

	March 31,	March 31,
	2026	2025
ASSETS
Current Assets
Cash	$1,800	$999
Due from subsidiaries	2,148,569	10,435,066
Due from a related party	—	75,000
Prepayments, other receivables and other current assets, net	199,143	—
Total Current Assets	2,349,512	10,511,065

Other Assets
Intangible assets	300,000	375,000
Total Assets	$2,649,512	$10,886,065

LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current Liabilities
Accrued expenses and other liabilities	$480,578	$1,080,265
Due to a related party	78,398	—
Due to a subsidiary	113,521	—
Derivative liabilities	5,615,288	84,591
Total Current Liabilities	6,287,785	1,164,856

Other Liabilities
Excess of investments in subsidiaries	2,152,189	12,342,408
Total Liabilities	8,439,974	13,507,264

Commitments and Contingencies
Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 991 shares issued and outstanding at March 31, 2026 and 2025, respectively)	42,943	234,364

Stockholders’ deficit
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 4,557,489 and 1,051,804 shares issued and outstanding at March 31, 2026 and 2025, respectively) *	456	105
Additional paid-in capital	45,397,481	43,951,069
Accumulated deficit	(50,379,773)	(45,109,573)
Accumulated other comprehensive loss	(851,569)	(1,697,164)
Total Senmiao Technology Limited Stockholders’ deficit	(5,833,405)	(2,855,563)
Total Liabilities, Mezzanine Equity and deficit	$2,649,512	10,886,065

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

SENMIAO TECHNOLOGY LIMITED

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended March 31,
	2026	2025
General and administrative expenses	$(1,753,320)	$(978,022)
Other income, net	200,006	—
Change in fair value of derivative liabilities	202,959	204,242
Excess of warrant fair value over offering proceeds	(2,896,455)	—
Equity of losses in subsidiaries	(1,023,390)	(2,951,525)
Net loss	$(5,270,200)	$(3,725,305)

	For the Years Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(5,270,200)	$(3,725,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity of loss of subsidiaries	1,023,390	2,951,525
Amortization of intangible asset	75,000	75,000
Stock compensation expense	250,000	—
Gain from debt forgiveness	(42,581)	—
Gain from voluntary waiver of compensation by related parties	(170,000)	—
Excess of warrant fair value over offering proceeds	2,896,455	—
Offering costs allocable to derivative liabilities	12,575	—
Change in fair value of derivative liabilities	(202,959)	(204,242)
Change in operating assets and liabilities
Prepayments, receivables and other current assets	(199,143)	37,124
Due from a related party	75,000	—
Due to a related party	78,398	—
Accrued expenses and other liabilities	(684,105)	201,761
Net Cash Used in Operating Activities	(2,158,170)	(664,137)

Cash Flows from Investing Activities:
Loan to a related party	(229,469)	—
Loan to subsidiaries	(1,579,028)	—
Net Cash Used in Investing Activities	(1,808,497)	—

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	341,251	—
Net proceeds from issuance of common stock in PIPE Offering	659,992	—
Net proceeds from registered direct offering of common stock and pre-funded warrants and concurrent private placement of warrants	2,828,725	—
Repayment from subsidiaries	—	569,239
Borrowings from related parties	137,500	74,773
Net Cash Provided by Financing Activities	3,967,468	644,012

Net increase (decrease) in cash	801	(20,125)
Cash, beginning of year	999	21,124
Cash, end of year	$1,800	$999

20. SUBSEQUENT EVENTS

On April 23, 2026, the Company entered into a certain securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of up to 10,000,000 units (the “Units”), each Unit consisting of one (1) share of its common stock, par value $0.0001 per share, and four (4) warrants, each to purchase one (1) share of common Stock (the “April 2026 Units Private Placement”), at a purchase price of $1.10 per Unit. The April 2026 Units Private Placement was closed on June 25, 2026. All Units were sold, and the aggregate gross proceeds to the Company from the April 2026 Units Private Placement were approximately $11.0 million.

The Company evaluated all events and transactions that occurred after March 31, 2026 up through the date the Company issued these consolidated financial statements. Other than the event disclosed above, there was no other subsequent event occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of March 31, 2026 due to the following material weaknesses:

●	We did not have sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts, which resulted in restatement of our unaudited financial statements as of and for the three and nine months ended December 31, 2025;

●	We are lacking adequate policies and procedures in internal audit function to ensure that our policies and procedures have been carried out as planned; and

●	We had deficiencies in our IT general controls regarding to the Logical Access Security, Change Management, IT Operations and Cybersecurity of our financial system, etc.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the year ended March 31, 2026, we are in the progress of improving our system security environment and conducting regular backup plans to ensure network and information security. We also kept refining the operational and financial system for our businesses to warn of risks and support management’s ability to make significant decisions. We plan to address the weaknesses identified above by implementing the following measures:

(i)	Continuously hiring additional accounting staffs with comprehensive knowledge of U.S. GAAP and SEC reporting requirements;

(ii)	Setting up an internal audit function and continuously ameliorate our internal audit to assist with assessment of Sarbanes-Oxley compliance requirements and improvement of internal controls related to financial reporting; and

(iii)	improving our IT environment and daily management.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

During the fiscal year ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and officers are as follows:

Name	Age	Position
Ronggang (Jonathan) Zhang	73	Chief Executive Officer, Executive Director and Chairman of the Board
Yafeng Li	58	Chief Financial Officer
Haitao Liu	54	Chief Operating Officer
Si (Simon) Li	41	Director
Chong Chen	48	Director
Xiaojuan Lin	60	Director
Jie Gao	47	Director

Ronggang (Jonathan) Zhang has been the Chief Executive Officer, Executive Director and Chairman of the Board of Directors of the Company since November 25, 2025. He has served as an independent director of Chijet Motor Company, Inc. (Nasdaq: CJET) since September 2025. He has also served as an independent director of SOS Ltd (NYSE: SOS) from May 2020 to November 2025, as well as an independent director of NFT Limited (NYSE American: MI) from September 2023 to November 2025. He is the Chief Executive Officer of 5CGroup International Asset Management Co., Ltd. and Strategic Development Consultant of SG & CO PRC Lawyers, positions he has held since 2015. Mr. Zhang has served since 2015 as master’s supervisor of Zhejiang Sci-Tech University and visiting professor of Zhejiang NDRC Training Center. Mr. Zhang previously served as the Department Chief of Commercial Bureau of HEDA between 2003 and 2015 and as Chief of Investment Bureau of Ningbo Free Trade Zone between 2000 and 2003. Mr. Zhang received his bachelor’s degree at Hubei University in 1987, and was a Visiting Scholar to the University of Newcastle upon Tyne, UK in 1996.

Yafeng Li has been serving as our Chief Financial Officer since January 2, 2026. She has served as the Financial Controller of World Trade Technology LLC since May 2020. Ms. Li holds multiple professional certifications, including Certified Internal Auditor, Certified Management Accountant, and Certified Tax Agent (China). Ms. Li earned her Bachelor’s degree in accounting from Shanxi University in July 1999.

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

Si (Simon) Li has been a director of the Company since November 25, 2025. Mr. Si (Simon) Li has served as the Chief Financial Officer of Token Cat Limited (Nasdaq: TC) since June 2023. From June 2020 to May 2023, he served as the General Manager and Partner of Hongange (Beijing) Private Equity Fund Management Co., Ltd. Mr. Li has also served as the General Manager of the Capital Operations Department of Avatar Technology (Chongqing) Co., Ltd. from August 2019 to May 2020. Mr. Li obtained his bachelor’s degree in International Business and Trade from the Beijing Technology and Business University in June 2007, a master’s degree in Applied Statistics from the University of Pennsylvania in July 2009, and a master’s degree in executive business administration from Tsinghua University’s School of Economics and Management in 2025.

Chong Chen has been a director of the Company since November 25, 2025. Mr. Chong Chen has served as the Financial Controller for Shenzhen Qianhai Huineng Technology Industrial Co., Ltd. since July 2020. From July 2018 to July 2020, Mr. Chen also served as the Director of Investment & Financing at Shenzhen Yongda Electronic Information Co., Ltd. Mr. Chen obtained his bachelor’s degree in accounting from Zhongnan University of Economics and Law in 1999. Mr. Chen is a certified public accountant in both the United States and the United Kingdom.

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

Audit Committee. Our audit committee consists of Mr. Chen, Mr. Li and Ms. Lin, and is chaired by Mr. Li. Each of our audit committee members satisfies the “independence” requirements of the Nasdaq listing rules of and meet the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Ms. Lin qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

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

Compensation Committee. Our compensation committee consists of Mr. Chen, Mr. Li and Ms. Lin, and is chaired by Ms. Lin. Each of the compensation committee members satisfies the “independence” requirements of the listing rules of Nasdaq. The compensation committee assists the board of directors in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our executive officers may not be present at any committee meeting during which their compensation is deliberated upon. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Mr. Chen, Mr. Li and Ms. Lin, and is chaired by Mr. Chen. Each member of our nominating and corporate governance commit satisfies the “independence” requirements of the Nasdaq listing rules. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board of directors and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended March 31, 2026 there were no delinquent filers.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the executive officers of our company during the years ended March 31, 2026 and 2025. For purposes of this document, these individuals are collectively referred to as the “named executive officers” of the Company.

							Nonqualified
						Non-equity	deferred
				Stock	Option	incentive plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Ronggang (Jonathan) Zhang	2026	17,500	—	—	—	—	—	—	17,500
Chief Executive Officer, Board Chair	2025	—	—	—	—	—	—	—	—

Yafeng Li	2026	12,500	—	—	—	—	—	—	12,500
Chief Financial Officer	2025	—	—	—	—	—	—	—	—

Haitao Liu	2026	38,018	—	—	—	—	—	—	38,018
Chief Operating Officer	2025	56,123	—	—	—	—	—	—	56,123

Xi Wen (1)	2026	10,739	—	—	—	—	—	—	10,739
Former Chief Executive Officer, Chairman, President and Secretary	2025	83,145	—	—	—	—	—	—	83,145

Xiaoyuan Zhang (2)	2026	22,312	—	—	—	—	—	—	22,312
Former Chief Financial Officer and Treasurer	2025	56,151	—	—	—	—	—	—	56,151

(1)	Effective November 21, 2025, Wen Xi resigned from the board of directors of the Company as the Chief Executive Officer and Chairman of the Board of the Company.

(2)	Effective December 31, 2025, Xiaoyuan Zhang resigned from the Chief Financial Officer of the Company.

Employment Agreements and Potential Payments Upon Termination

Ronggang (Jonathan) Zhang, Chief Executive Officer, Board Chair

Effective November 21, 2025, during the fiscal year ended March 31, 2026, the Company appointed Mr. Ronggang (Jonathan) Zhang as Chief Executive Officer and Chairman, succeeding the former Chief Executive Officer. The Company entered into an executive employment agreement with Mr. Zhang as of November 21, 2025. The agreement stipulates his annual base salary, his eligibility for discretionary annual cash bonuses and equity awards, all of which are subject to annual review and approval by the Compensation Committee and the Board of Directors, as well as standard employee benefits. Under the terms of the employment agreement, if Mr. Zhang’s employment is involuntarily terminated without cause, or he resigns for good reason, he shall be entitled to severance benefits including severance pay equivalent to three months of his base salary, a pro-rated portion of his annual target bonus, twelve months of company-provided medical insurance coverage, and immediate full vesting of all unvested equity awards. No severance benefits will be provided if his employment is terminated for cause, due to his death or permanent disability. There were no material amendments to the employment agreement throughout the fiscal year ended March 31, 2026.

Mr. Yafeng Li, Chief Financial Officer

Effective January 2, 2026, during the fiscal year ended March 31, 2026, Ms. Yafeng Li began serving as the Chief Financial Officer of the Company. The Company entered into an employment agreement with Ms. Li dated January 2, 2026. The agreement sets forth an annual base salary, entitles her to discretionary annual bonuses and equity incentives as approved by the Board of Directors, and covers standard employee benefits. Pursuant to the termination terms of the agreement, if Ms. Li’s employment is involuntarily terminated without cause, she will receive severance equivalent to one month of base salary, a pro-rated portion of the annual target bonus, twelve months of employer-sponsored health insurance, and immediate full vesting of all unvested equity awards. No severance benefits are payable upon termination for cause, death or disability. No material amendments were made to this employment agreement during the fiscal year ended March 31, 2026.

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

During the year ended March 31, 2025, the Compensation Committee and the Board approved a modified compensation of Mr. Liu, pursuant to which, Mr. Liu was entitled to an annual salary of RMB270,000 (approximately $38,000) for his service as the Chief Operating Officer of the Company since September 1, 2024. There was no modification to Mr. Liu’s compensation during the fiscal year ended March 31, 2026.

Xi Wen, Former Chief Executive Officer, Chairman of the Board, President and Secretary

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

In order to receive any severance benefits under the Wen Agreement, Mr. Wen will be required to execute and deliver to the Company a general release of claims in a form reasonably satisfactory to the Board. During the year ended March 31, 2025, the Compensation Committee and the Board approved a modified compensation of Mr. Wen, pursuant to which, Wen was entitled to an annual salary of RMB600,000 (approximately $84,000) for his service as Chief Executive Officer of the Company and the Executive Director for Sichuan Senmiao since April 1, 2024. There was no modification to Mr. Wen’s compensation during the fiscal year ended March 31, 2026. Pursuant to his voluntary waiver, only $10,739 compensation awarded to Mr. Wen for the year ended March 31, 2026.

The Wen Agreement also contained customary restrictive covenants relating to confidentiality, non-competition and non-solicitation.

Xiaoyuan Zhang, Former Chief Financial Officer and Treasurer

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

During the year ended March 31, 2025, the Compensation Committee and the Board approved a modified compensation of Ms. Zhang, pursuant to which, Ms. Zhang was entitled to an annual salary of RMB270,000 (approximately $38,000) for her service as the Chief Financial Officer and Treasurer of the Company since September 1, 2024. There was no modification to Ms. Zhang’s compensation during the fiscal year ended March 31, 2026, but since Ms. Zhang voluntarily waived, Ms. Zhang’s compensation was only calculated until October 2025.

The Zhang Agreement also contained customary restrictive covenants relating to confidentiality, non-competition and non-solicitation.

Outstanding Equity Awards at Fiscal Year-End

As of Mach 31, 2026, there was no outstanding equity awards of executive officers.

Director Compensation

The following table sets forth certain information concerning the compensation of our then serving executive directors for the fiscal year ended March 31, 2026, except that the compensation of Ronggang (Jonathan) Zhang as a director and Xi Wen as a former director are included in “– Summary Compensation Table”:

				Non-equity	Nonqualified
	Fees earned or	Stock	Option	incentive plan	deferred compensation	All other
	paid in	awards	awards	compensation	earnings	compensation	Total
	cash $	$	$	$	$	$	$
Si (Simon) Li (1)	10,500	—	—	—	—	—	10,500
Chong Chen (1)	10,500	—	—	—	—	—	10,500
Xiaojuan Lin (2)	20,000	—	—	—	—	—	20,000
Jie Gao (2)	20,000	—	—	—	—	—	20,000
Trent Davis (3)	20,000	—	—	—	—	—	20,000
Sichun Wang (3)	10,000	—	—	—	—	—	10,000

(1)	Effective November 25, 2025, Mr. Si (Simon) Li and Mr. Chong Chen have served as directors of the Company. In accordance with their respective annual director retainer fee of $30,000 per annum, the Company accrued retainer payables of $10,500 for each director; and all accrued amounts have been fully settled.

(2)	The Company accrued director retainer payables for Mr. Xiaojuan Lin and Ms. Jie Gao at an annual retainer fee of $20,000 each, and expects to settle the payment by December 2026.

(3)	Effective November 21, 2025, Mr. Trent Davis and Ms. Sichun Wang resigned from the Company’s board of directors. Mr. Trent Davis and Ms. Sichun Wang are entitled to annual director retainer fees of $40,000 and $20,000, respectively. Pursuant to their voluntary waiver, the Company accrued only half-year retainer payables of $20,000 and $10,000 for Mr. Davis and Ms. Wang, respectively, for the fiscal year ended March 31, 2026, and all such accrued amounts were fully settled by the Company in December 2025.

Furthermore, our serving directors will also be reimbursed for reasonable, pre-approved expenses incurred in connection with the performance of their directorial services.

As of March 31, 2026, the Company has issued accumulated 2,372 RSUs (after reverse split) to current and former directors, of which 227 was vested but not issued by the Company. During the year ended March 31, 2026, the Company did not issue RSUs to directors. The Company accounted for the vested RSUs as expenses and charged to common stock. The fair value of the vested RSUs is calculated at the grant date market price of the Company’s common stock multiplying by the number of vested shares. The Company expects to settle the vested RSUs by issuance of shares of common stock within December 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On June 26, 2026, there were 14,557,489 shares of common stock outstanding, which does not include the shares of common stock underlying the vested RSUs. The following table sets forth certain information known to us with respect to the beneficial ownership of common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. As of June 26, 2026, we have identified no individual or affiliated group with beneficial owner more than 5% of our common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Amount and
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
Officers and Directors
Xiaojuan Lin (2)	490	*
Jie Gao (3)	440	*
Haitao Liu (4)	69	*
All directors and executive officers as a group (three individuals)	999	*

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 16F, Building A, Shihao Square, Middle Jiannan Avenue, High-Tech Zone, Chengdu, Sichuan, China.

(2)	Represents 490 shares of common stock underlying 490 RSUs, of which, 45 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(3)	Represents 440 shares of common stock underlying 440 RSUs, of which, 45 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

(4)	Represents 69 shares of common stock underlying 69 RSUs, of which, 23 RSUs have been vested but the underlying shares of common stock of which have not been issued as of the date of this Report.

Equity Compensation Plan Information

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of March 31, 2026, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018.

The following table provides information as of March 31, 2026 with respect to the shares of our common stock that may be issued under our existing equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2018 Equity Incentive Plan	—	—	177,037

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

Related Parties Transactions

	For the Years Ended March 31,
	2026	2025
Lease expenses to Dingchentai (1)	$41,067	$41,691
Voluntary Waiver of Compensation by Xi Wen (2)	$70,000	$—
Voluntary Waiver of Compensation by Trent Davis (2)	$65,000	$—
Voluntary Waiver of Compensation by Sichun Wang (2)	$35,000	$—
Advances to Jie Gao (3)	$(14,081)	$—
Repayments from Xiang Hu (3)	$75,000	$69,288
Payment by World Trade Technology on behalf of the Company (4)	$78,398	$—
Funds collected by the Company on behalf of Xiang Hu (4)	$168,696	$—
Borrowing from World Trade Technology (5)	$500,000	$—
Borrowing from Xiang Hu (6)	$140,807	$—
Repayment to Xiang Hu (6)	$(140,807)	$—
Borrowings from Xi Wen (7)	$137,500	$—
Repayments to Xi Wen (7)	$(128,558)	$(11,940)
Loans to Xi Wen (7)	$(229,469)	$—
Offset of loans due from Xi Wen against accrued salary payable to Xi Wen (7)	$221,389	$—

(1)	In June 2022, Hunan Ruixi entered into an office lease agreement which was set to expire in May 2025 with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a Company where one of our independent directors serves as legal representative and general manager. The lease contract was renewed in June 2025, which extended the original lease to May 2027, with an annual rent fee of approximately $41,000 payable quarterly. For the years ended March 31, 2026 and 2025, we incurred expense of $41,067 and $41,691, respectively, in rent to Dingchentai.

(2)	For the year ended March 31, 2026, the three former directors voluntarily waived all accrued but unpaid director compensation upon their resignation from the Company’s board of directors.

(3)	The amount of $14,081 represented the advance to Jie Gao for operational purposes in February 2026, which was fully repaid in June 2026.

For the years ended March 31, 2026 and 2025, Xiang Hu repaid $75,000 and $69,288, respectively, against an interest-free special reserve loan of $150,000 granted to him on January 3, 2024 for operational purposes.

(4)	In February and March 2026, World Trade Technology Limited (“World Trade Technology”), a company where the Company’s Chief Financial Officer serves as Financial Controller, paid a total of $78,398 in operating expenses on behalf of the Company, which is unsecured, interest-free and repayable on demand.

In November 2025, the Company collected $168,696 on behalf of Xiang Hu and remitted the full amount to the designated account of Xiang Hu in May 2026.

(5)	In February 2026, the Company obtained an unsecured and interest-free loan of $500,000 from World Trade Technology which shall be due and repayable on September 10, 2026.

(6)	In December 2025, the Company obtained a loan amounted to $140,807 (RMB1,000,000) from Xiang Hu, which was unsecured, interest free and repayable on demand. The loan was fully repaid in March 2026.

(7)

During the year ended March 31, 2026, the Company obtained total of $137,500 borrowings from Xi Wen, repaid $128,558 to him, and loaned total of $229,469 to Xi Wen. All of these loans between the Company and Xi Wen were unsecured, interest free and repayable on demand. The loan balances due from Xi wen amounted to $221,389 were offset against the salary payable to Xi Wen as of December 31, 2025.

For the year ended March 31, 2025, the Company repaid borrowings of $11,940 to Xi Wen, which was borrowed before March 31, 2024. The loan was unsecured, interest free and due on demand.

Director Independence

Our board of directors has determined that each of Mr. Si (Simon) Li , Mr. Chong Chen and Ms. Xiaojuan Lin qualifies as an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

(a) Fiscal Year	(b) Summary Comp Table Total for PEO ($)(1)	(c) Comp. Actually Paid to PEO ($)(2)	(d) Average Summary Comp. Table for Non-PEO NEOs ($)	(e) Average Comp. Actually Paid to Non-PEO NEOs ($)	(f) Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)(3)	(g) Net Loss ($)(4)
2023	237,570	237,570	—	—	N/A	(3,790,693)
2024	183,716	183,716	—	—	N/A	(4,234,214)
2025	83,145	83,145	—	—	N/A	(3,680,812)
2026	28,239	28,239	—	—	N/A	(5,371,504)

(1)	The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Xi Wen and Ronggang (Jonathan) Zhang for each corresponding year in the “Total” column of the Summary Compensation Table. See “Executive Compensation - Summary Compensation Table.

(2)	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Xi Wen and Ronggang (Jonathan) Zhang as computed in accordance with Item 402(v)(2)(iii) of SEC Regulation S-K, which prescribes certain specified additions and subtractions from the amount in column (b). The compensation actually paid to Mr. Xi Wen includes $70,000 of his director’s salary of waived by himself during the year ended March 31, 2026.

(3)	The Company suffered loss during the years ended March 31, 2026 and 2025, so no substantiality for the calculation of the Total Shareholder Return.

(4)	The dollar amounts reported in column (g) represent the amount of net income reflected in our consolidated audited financial statements for the applicable year.

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit and other services provided by our independent registered public accounting firm, Marcum Asia CPAs LLP, for the fiscal years ended March 31, 2026 and 2025.

	Fiscal Year	Fiscal Year
	Ended	Ended
	March 31,	March 31,
Fee Category	2026	2025
Audit Fees (1)	$317,160	$315,300
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—

(1)	This category consists of fees for professional services rendered by our principal independent registered public accountants for the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	This category consists of fees for assurance and related services by our independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

(3)	This category consists of fees for professional services rendered by our independent registered public accountant for tax compliance, tax advice, and tax planning.

(4)	This category consists of fees for services provided by our independent registered public accountants other than the services described above.

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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.2	Certificate of Amendment to Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.2 to the Amendment No.7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

3.3	Certificate of Change of the Company filed with the State of Nevada on March 30, 2022, incorporated herein by reference to Exhibit 3.1 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.4	Certificate of Correction filed with the State of Nevada on April 5, 2022, incorporated herein by reference to Exhibit 3.2 on the Current Report on Form 8-K filed by the Company with the SEC on April 6, 2022

3.5	Certificate of Amendment to Articles of Incorporation of the Company, on May 2, 2022, regarding the increase of authorized shares, incorporated by reference to Exhibit 3.5 on the Annual Report on Form 10-K filed by the Company with the SEC on July 13, 2023.

3.6	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the SEC on October 30, 2017.

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated herein by reference to Exhibit 4.4 on the Annual Report on Form 10-K filed by the Company with the SEC on July 9, 2020

4.2	Form of Warrant relating to the August 2020 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020

4.3	Form of Placement Agent Warrant relating to the February 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 9, 2021

4.4	Form of the Investor’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

4.5	Form of the Placement Agent’s Common Stock Purchase Warrant relating to the May 2021 offering, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 11, 2021

4.6	Form of Warrants (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

4.7	Form of Pre-funded Warrants (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

4.8	Form of Warrants (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2026)

10.1	English Translation to Investment Agreement, dated July 4, 2020, by and among Hongyi Industrial Group Co., Ltd., Hunan Ruixi Financial Leasing Co., Ltd., Sichuan Jinkailong Automobile Leasing Co., Ltd. and other shareholders of Jinkailong, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 8, 2020

10.2	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Registered Direct Offering (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.3	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025)

10.4	Unofficial Translation of Acquisition Agreement dated December 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2026)

10.5	Form of Common Stock Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2026)

10.6	Employment Agreement by and between the Company and Yafeng Li dated January 2, 2026 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 8, 2026)

14.1	Code of Ethics, incorporated herein by reference to Exhibit 14.1 to the Amendment No. 7 to Registration Statement on Form S-1 filed with the SEC on March 14, 2018

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on July 10, 2025)

21.1	List of Subsidiaries*

23.1	Independent registered public accounting firm’s consent*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Compensation Recovery Policy of the Company, incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on June 27, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

*	Filed herewith

**	Furnished herewith

(1)	Portions of the exhibit, including certain private and confidential information has been omitted pursuant to Item 601(a)(6) and Item 601(b)(10)(iv) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

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

Name	Position	Date

/s/ Ronggang (Jonathan) Zhang	Chief Executive Officer, executive director and Chairman of the Board	June 30, 2026
Ronggang (Jonathan) Zhang

/s/ Yafeng Li	Chief Financial Officer	June 30, 2026
Yafeng Li	(Principal Financial and Accounting Officer)

/s/ Si (Simon) Li	Director	June 30, 2026
Si (Simon) Li

/s/ Xiaojuan Lin	Director	June 30, 2026
Xiaojuan Lin

/s/ Chong Chen	Director	June 30, 2026
Chong Chen

/s/ Jie Gao	Director	June 30, 2026
Jie Gao