Form 10-Q
period 2026-06-30
Senmiao Technology Ltd
filed 2026-08-14
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38426

SENMIAO TECHNOLOGY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Fl 3, New York, NY 10169	+1 9298721185
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	AIHS	The Nasdaq Stock Market LLC

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

As of August 10, 2026, there were 14,557,489 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	June 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,871,865	$3,562,219
Finance lease receivables, current	26,296	44,454
Prepayments, other receivables and other current assets	813,267	471,001
Due from a related party, net, current	—	14,497
Total current assets	13,711,428	4,092,171

Property and equipment, net	724,331	812,934

Other assets
Operating lease right-of-use assets, net, a related party	38,236	47,520
Intangible assets, net	281,250	300,000
Finance lease receivables, non-current	2,935	5,052
Total other assets	322,421	352,572

Total assets	$14,758,180	$5,257,677

LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current liabilities
Accounts payable	$102,429	$103,563
Advances from customers	77,383	86,768
Accrued expenses and other liabilities	1,206,953	1,166,464
Due to a related party	578,398	747,094
Operating lease liabilities, current, a related party	61,515	58,023
Derivative liabilities	48,032,895	5,615,288
Total current liabilities	50,059,573	7,777,200

Total liabilities	50,059,573	7,777,200

Commitments and contingencies (note 16)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 262 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively)	42,943	42,943

Stockholders’ deficit
Common stock (par value $0.0001 per share, 50,000,000 shares authorized; 14,557,489 and 4,557,489 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively) *	1,456	456
Additional paid-in capital	45,396,481	45,397,481
Accumulated deficit	(83,138,642)	(50,379,773)
Accumulated other comprehensive loss	(838,887)	(851,569)
Total Senmiao Technology Limited stockholders’ deficit	(38,579,592)	(5,833,405)

Non-controlling interests	3,235,256	3,270,939

Total deficit	(35,344,336)	(2,562,466)

Total liabilities, mezzanine equity and deficit	$14,758,180	$5,257,677

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$360,889	$427,698
Cost of revenues	(299,197)	(345,831)
Gross profit	61,692	81,867

Operating expenses
Selling, general and administrative expenses	(692,472)	(500,829)
Total operating expenses	(692,472)	(500,829)

Loss from operations	(630,780)	(418,962)

Other (expenses) income
Other (expenses) income, net	(737,700)	29,087
Excess of warrant fair value over offering proceeds	(34,149,713)	—
Change in fair value of derivative liabilities	2,732,106	77,182
Total other (expenses) income, net	(32,155,307)	106,269

Loss before income tax expense	(32,786,087)	(312,693)

Income tax expense	—	—

Net Loss from continuing operations	(32,786,087)	(312,693)

Discontinued operations:
Income before income taxes from operations of discontinued operations	—	36,255
Income tax expense	—	—
Net income from discontinued operations	—	36,255

Net loss	(32,786,087)	(276,438)

Less: Net loss attributable to non-controlling interests	(27,218)	(112,041)

Net loss attributable to the Company’s stockholders	$(32,758,869)	$(164,397)

Net loss	$(32,786,087)	$(276,438)

Other comprehensive income (loss)
Foreign currency translation adjustment	4,217	(43,960)

Comprehensive loss	(32,781,870)	(320,398)

Less: Total comprehensive loss attributable to non-controlling interests	(8,465)	(112,479)

Total comprehensive loss attributable to stockholders	$(32,773,405)	$(207,919)

Weighted average number of common stock*
Basic and diluted	5,107,258	1,082,802
Loss per share - basic and diluted*	(6.41)	(0.15)

Loss per share - basic and diluted
Continuing operations	$(6.41)	$(0.18)
Discontinued operations	$—	$0.03

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Three Months Ended June 30, 2026 and 2025

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30, 2025
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	equity
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(164,397)	—	(112,041)	(276,438)
Exercise of November 2021 Private Placement Warrants	20,000	2	225,998	—	—	—	226,000
Fair value of derivative liabilities upon exercise of warrants	—	—	3,196	—	—	—	3,196
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43,522)	(438)	(43,960)
BALANCE, June 30, 2025 (Unaudited)	1,108,312	$111	$44,371,680	$(45,273,970)	$(1,740,686)	$3,091,340	$448,475

	For the Three Months Ended June 30, 2026
					Accumulated
			Additional		other	Non-
	Common stock		paid-in	Accumulated	comprehensive	controlling	Total
	Shares*	Par value	capital	deficit	loss	interest	deficit
BALANCE, March 31, 2026	4,557,489	$456	$45,397,481	$(50,379,773)	$(851,569)	$3,270,939	$(2,562,466)
Net loss	—	—	—	(32,758,869)	—	(27,218)	(32,786,087)
Issuance of common stock and warrant in Units Private Placement	10,000,000	1,000	(1,000)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	12,682	(8,465)	4,217
BALANCE, June 30, 2026 (Unaudited)	14,557,489	$1,456	$45,396,481	$(83,138,642)	$(838,887)	$3,235,256	$(35,344,336)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

SENMIAO TECHNOLOGY LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(32,786,087)	$(276,438)
Net income from discontinued operations	—	36,255
Net loss from continuing operations	(32,786,087)	(312,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	158,604	219,397
Amortization of right-of-use assets	10,045	10,228
Amortization of intangible assets	18,750	18,750
Gain on disposal of equipment	(14,663)	—
Excess of warrant fair value over offering proceeds	34,149,713	—
Offering costs allocated to derivative liabilities	770,000	—
Change in fair value of derivative liabilities	(2,732,106)	(77,182)
Change in operating assets and liabilities
Accounts receivable	—	1,217
Finance lease receivables	21,038	36,982
Prepayments, other receivables and other assets	(337,758)	(81,164)
Due from a related party	14,696	—
Accounts payable	(2,848)	(4,550)
Advances from customers	(10,797)	(765)
Accrued expenses and other liabilities	25,943	3,050
Due to a related party	(168,696)	—
Operating lease liabilities – a related party	2,519	6,932
Net Cash Used in Operating Activities from Continuing Operations	(881,647)	(179,798)
Net Cash Used in Operating Activities from Discontinued Operations	—	(141,357)
Net Cash Used in Operating Activities	(881,647)	(321,155)

Cash Flows from Investing Activities:
Purchases of property and equipment	(61,875)	—
Cash received from disposal of property and equipment	22,337	—
Net Cash Used in Investing Activities from Continuing Operations	(39,538)	—
Net Cash Used in Investing Activities from Discontinued Operations	—	(385)
Net Cash Used in Investing Activities	(39,538)	(385)

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	—	226,000
Gross proceeds from issuance of common stock and warrant in Units Private Placement	11,000,000	—
Common stock and warrant issuance costs in Units Private Placement	(770,000)	—
Borrowings from a related party	—	99,347
Net Cash Provided by Financing Activities from Continuing Operations	10,230,000	325,347
Net Cash Provided by Financing Activities from Discontinued Operations	—	52,124
Net Cash Provided by Financing Activities	10,230,000	377,471

Effect of exchange rate changes on cash and cash equivalents	831	(21,741)

Net increase in cash and cash equivalents	9,309,646	34,190
Cash and cash equivalents, beginning of the period	3,562,219	833,577
Cash and cash equivalents, end of the period	12,871,865	867,767
Less: Cash and cash equivalents from discontinued operations	—	(77,532)
Cash and cash equivalents from continuing operations, end of the period	12,871,865	790,235

Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities, a related party	$—	$79,098

The following tables provides a reconciliation of cash and cash equivalents reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash and cash equivalents from continuing operations, end of the period	$12,871,865	$790,235
Cash and cash equivalents from discontinued operations, end of the period	$—	$77,532

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash and cash equivalents from continuing operations, beginning of the period	$3,562,219	$701,302
Cash and cash equivalents from discontinued operations, beginning of the period	$—	$132,275

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

As of June 30, 2026 and March 31, 2026, the continuing operations of the Company has outstanding balance due from Jinkailong amounted to $0 and $0, respectively, net of allowance for credit losses (refer to Note 13).

As of June 30, 2026 and March 31, 2026, allowance for credit losses due from Jinkailong amounted to $2,517,552 and $2,517,552, respectively. During the three months ended June 30, 2026 and 2025, the continuing operations of the Company recognized no provision for credit losses against the balance due from Jinkailong in either period.

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

The Company’s business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $32.8 million for the three months ended June 30, 2026; (2) accumulated deficit of approximately $83.1 million as of June 30, 2026; (3) $0.9 million of net cash outflows in operating activities from continuing operations the three months ended June 30, 2026; and (4) the working capital deficit of approximately $36.3 million as of June 30, 2026.

Recent financing arrangements, however, have materially strengthened the Company’s cash position. As of June 30, 2026, the Company recorded total derivative liabilities of approximately $48.0 million, of which $41.9 million related to warrants issued under the April 2026 Units private placement. Management assessed that these warrants will not be settled in cash upon exercise. Management evaluated and concluded that the factors aforementioned did not raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that the Company’s cash balance of approximately $12.9 million as of June 30, 2026 will be sufficient to meet the Company’s liquidity needs for the twelve months following issuance of these unaudited condensed consolidated financial statements. If the Company experienced an adverse operating environment or incurred unanticipated capital expenditure requirements, or if the Company’s determined to accelerate its growth, then additional financing may be required.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheet as of June 30, 2026, the unaudited condensed consolidated statements of operations and comprehensive loss, and the unaudited condensed consolidated statements of changes in equity (deficit) for the three months ended June 30, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on June 30, 2026.

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

(b) Comparability and retrospective reclassification adjustments of prior period

The Company has reclassified certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025 to conform to the current period’s presentation, as a result of the retrospective application of discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries (refer to Note 4) in accordance with ASC 205-20-45. The results of discontinued operations for the three months ended June 30, 2025 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the three months ended June 30, 2025 were separately presented in the unaudited condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

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

In general, for consolidation purposes, assets and liabilities of the Company and its subsidiaries whose functional currency is not the US$, are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of the Company and its subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in equity (deficit).

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	June 30,	March 31,
	2026	2026
Balance sheet items, except for equity accounts – RMB: US$1:	6.7851	6.8980

	For the Three months ended June 30,
	2026	2025
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	6.8048	7.2331

(d) Use of estimates

In presenting the unaudited condensed consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates. The Company bases its estimates on past experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values of property and equipment, determinations of the useful lives and valuation of long-lived assets, estimates of allowances for credit losses for receivables and due from related parties, estimates of impairment of long-lived assets, fair value of derivative liabilities and valuation of deferred tax assets.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and March 31, 2026:

	Carrying Value as of	Fair Value Measurement as of
	June 30,	June 30, 2026
	2026	Level 1	Level 2	Level 3
	(Unaudited)			(Unaudited)
Derivative liabilities	$48,032,895	$—	$—	$48,032,895

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2026
	2026	Level 1	Level 2	Level 3
Derivative liabilities	$5,615,288	$—	$—	$5,615,288

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2026 and for the year ended March 31, 2026:

	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement		November 2025 Private Placement	November 2025 Registered Direct Offering	June 2026 Units Private Placement
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Offering Warrants	Placement Warrants	Investors Warrants	Pre-funded Warrant	Investors Warrants	Total
BALANCE as of March 31, 2025	$21	$219	$12,823	$962	$64,586	$5,980	$—	$—	$—	$84,591
Derivative liabilities recognized at grant date	—	—	—	—	—	—	4,724,165	1,013,590	—	5,737,755
Change in fair value of derivative liabilities	(21)	(219)	(12,823)	(962)	(60,487)	(5,980)	(231,066)	108,599	—	(202,959)
Exercise	—	—	—	—	(4,099)	—	—	—	—	(4,099)
BALANCE as of March 31, 2026	—	—	—	—	—	—	4,493,099	1,122,189	—	5,615,288
Derivative liabilities recognized at grant date	—	—	—	—	—	—	—	—	45,149,713	45,149,713
Change in fair value of derivative liabilities	—	—	—	—	—	—	440,056	81,448	(3,253,610)	(2,732,106)
BALANCE as of June 30, 2026 (Unaudited)	$—	$—	$—	$—	$—	$—	$4,933,155	$1,203,637	$41,896,103	$48,032,895

The warrants presented in the table above are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of June 30, 2026 and March 31, 2026.

	As of June 30, 2026
	November 10, 2021		November 14, 2025	November 17, 2025	June 26, 2026
		Placement
	Investor	Agent	Investor	Pre-funded	Units
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable*	1,341,362	5,515	4,510,000	905,000	40,00,000
Valuation date	6/30/2026	6/30/2026	6/30/2026	6/30/2026	6/30/2026
Exercise price*	$1.03	$68.00	$1.26	$0.0001	$1.46
Stock price*	$1.33	$1.33	$1.33	$1.33	$1.33
Expected term (years)	0.36	0.36	5.49	**	5.00
Risk-free interest rate	4.01%	4.01%	4.22%	4.69%	4.19%
Expected volatility	80%	80%	108%	117%	109%

	As of March 31, 2026
	May 13, 2021		November 10, 2021		November 14, 2025	November 17, 2025
		Placement		Placement
	Investor	Agent	Investor	Agent	Investor	Pre-funded
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	55,319	4,149	1,341,362	5,515	4,510,000	905,000
Valuation date	3/31/2026	3/31/2026	3/31/2026	3/31/2026	3/31/2026	3/31/2026
Exercise price*	$105.00	$105.00	$1.03	$68.00	$1.26	$0.0001
Stock price*	$1.24	$1.24	$1.24	$1.24	$1.24	$1.24
Expected term (years)	0.12	0.12	0.61	0.61	5.12	**
Risk-free interest rate	3.73%	3.73%	3.71%	3.71%	3.93%	4.86%
Expected volatility	106%	106%	125%	125%	109%	118%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025, except for the November 2025 Warrants and June 2026 Units Warrants.
**	No fixed termination date is specified in the agreement of November 2025 Pre-funded Warrants, which can be exercised at any time on or after the initial exercise date and until it is exercised in full, yet the Company adopted a 20-year assumption for valuation purposes.

As of June 30, 2026 and March 31, 2026, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, finance lease receivables, prepayments, other receivables and other assets, due from a related party, accounts payable, advances from customers, operating lease liabilities, accrued expenses and other liabilities, and due to related parties which approximate their fair values because of the short-term nature of these instruments.

The non-current portion of finance lease receivables were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of June 30, 2026 and March 31, 2026.

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

(h) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for credit losses, do not bear interest, and are subject to contractual payment term within one month. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company’s estimation of allowance for credit losses considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. For the three months ended June 30, 2026 and 2025, no provision for credit losses related to accounts receivable was provided.

(i) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2026 and March 31, 2026, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of June 30, 2026 and March 31, 2026, finance lease receivables consisted of the following:

	June 30,	March 31,
	2026	2026
	(Unaudited)
Minimum lease payments receivable	$49,851	$85,774
Less: Unearned interest	(20,620)	(36,268)
Financing lease receivables	$29,231	$49,506
Finance lease receivables, current	$26,296	$44,454
Finance lease receivables, non-current	$2,935	$5,052

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2026 are as follows:

Minimum future payments receivable
Twelve months ending June 30, 2027	$48,539
Twelve months ending June 30, 2028	1,312
Total	$49,851

(j) Property and equipment, net

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

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if the asset’s or asset group’s carrying amount exceeds the future net undiscounted cash flows that the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair value determined using a discounted cash flow model. For the three months ended June 30, 2026 and 2025, the Company did not recognize any impairment for property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended June 30, 2026 and 2025, there was no impairment of intangible assets.

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

(m) Derivative liabilities

The Company accounts for derivative liabilities in accordance with ASC 815 Derivatives and Hedging and ASC 820 Fair Value Measurement. The derivative liabilities are carried at fair value on the Company’s unaudited condensed consolidated balance sheets, with any changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company estimates the fair value of derivative liabilities using the Black-Scholes valuation model at initial recognition and each subsequent valuation date.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a finance lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of June 30, 2026, the Company’s pricing interest rate was 6.0% per annum.

Contract liabilities

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized by continuing operations for the three months ended June 30, 2026 and 2025 which was previously included in the advances from customers balances as of March 31, 2026 and March 31, 2025 was $82,588 and $98,054, respectively.

The Company’s advances from customers amounted to $77,383 and $86,768 as of June 30, 2026 and March 31, 2026, respectively.

Disaggregated information of revenues recorded by continuing operations by business lines are as follows:

	For the Three Months Ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$313,335	$386,266
- Service fees from NEVs leasing	21,291	—
- Financing revenues	11,813	22,331
- Service fees from automobile purchase services	4,670	1,270
- Default revenue	3,439	7,294
- Monthly services commissions	1,163	8,265
- Other service fees	5,178	2,272
Total Revenues	$360,889	$427,698

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset or asset group may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset or asset group from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three months ended June 30, 2026 and 2025, the Company did not recognize impairment loss on its ROU assets.

(p) Share-Based Awards

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

(r) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of June 30, 2026 and March 31, 2026, approximately $6,754,000 and $325,000, respectively, were deposited with banks in the United States which is insured by the U.S. government up to $250,000. Approximately $2,370,000 and $2,238,000 was deposited with banks in Hong Kong as of June 30, 2026 and March 31, 2026, respectively, which is insured by the Hong Kong government up to $102,000 (HKD800,000). As of June 30, 2026 and March 31, 2026, approximately $3,748,000 and $999,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $74,000 (RMB500,000).

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

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of June 30, 2026 and March 31, 2026, the Company record no allowance for credit losses against accounts receivable.

2)	Foreign currency risk

As of June 30, 2026 and March 31, 2026 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $9,124,000 and $2,563,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB appreciated from 6.90 RMB into US$1.00 on March 31, 2026 to 6.79 RMB into US$1.00 on June 30, 2026.

(s) Recently adopted accounting pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company adopted this ASU at this reporting period, and it has no material impact on its unaudited condensed consolidated financial statements.

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

4. DISCONTINUED OPERATIONS

Discontinued operations - Automobile Transaction related Services in Sichuan

Since December 2025, the Company has discontinued its automobile transaction related services in Sichuan.

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of automobile transaction related services in Sichuan in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$—	$432,401
Cost of revenues	—	(317,313)
Gross profit	—	115,088
Operating expenses	—
Selling, general and administrative expenses	—	(307,416)
Total operating expenses	—	(307,416)
Loss from operations	—	(192,328)
Other income, net	—	229,198
Interest expense on finance leases	—	(615)
Income before income taxes	—	36,255
Income tax expenses	—	—
Net income from discontinued operations	$—	$36,255

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the three months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$—	$(141,357)

Net cash used in investing activities from discontinued operations	$—	$(385)

Net cash provided by financing activities from discontinued operations	$—	$52,124

5. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS

As of June 30, 2026 and March 31, 2026, the prepayments, other receivables and other current assets were comprised of the following:

	June 30,	March 31,
	2026	2026
	(Unaudited)
Prepaid expenses (i)	$732,363	$387,314
Deposits (ii)	78,220	76,925
Others	2,684	6,762
Total prepayments, other receivables and other current assets	$813,267	$471,001

No allowance for credit losses was recorded as of June 30, 2026 and March 31, 2026, and there was no movement of allowance for credit losses for the three months ended June 30, 2026 and for the year ended March 31, 2026.

(i)	Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease, consulting service for strategic and capital-market, and other miscellaneous expense such as office expense, etc. that will expire within one year.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of June 30, 2026 and March 31, 2026, no allowance for credit losses was recorded.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2026 and March 31, 2026 consist of the following:

	June 30,	March 31,
	2026	2026
	(Unaudited)
Automobiles	$4,520,135	$4,436,421
Office equipment, fixtures and furniture	44,446	43,718
Subtotal	4,564,581	4,480,139
Less: accumulated depreciation	(3,840,250)	(3,667,205)
Total property and equipment, net	$724,331	$812,934

Depreciation expense for the three months ended June 30, 2026 and 2025 were $158,604 and $219,397, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets as of June 30, 2026 and March 31, 2026 consisted of the following:

	June 30,	March 31,
	2026	2026
	(Unaudited)
Software	$751,742	$751,713
Less: accumulated amortization	(470,492)	(451,713)
Total intangible assets, net	$281,250	$300,000

Amortization expense for the three months ended June 30, 2026 and 2025 were $18,750 and $18,750, respectively.

The following table sets forth the Company’s amortization expense for the next four years as of June 30, 2026:

Amortization expenses
Twelve months ending June 30, 2027	$75,000
Twelve months ending June 30, 2028	75,000
Twelve months ending June 30, 2029	75,000
Twelve months ending June 30, 2030	56,250
Total	$281,250

8. ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30,	March 31,
	2026	2026
	(Unaudited)
Deposits (i)	$586,272	$551,905
Assumed liabilities of Disposed Entities (ii)	326,324	363,169
Accrued payroll and welfare	153,180	141,555
Accrued expenses (iii)	85,840	60,289
Other taxes payable	39,860	38,479
Payables for expenditures on automobile transaction and related services	14,877	11,067
Other payables	600	—
Total accrued expenses and other liabilities	$1,206,953	$1,166,464

(i)	Deposits

The balance of deposits represented the security deposit from operating and finance lease customers to cover lease payment and related automobile expense in case the customers’ accounts are in default. The balance is refundable at the end of the lease term, after deducting any missed lease payment and applicable fee.

(ii)	Assumed liabilities of Disposed Entities

The assumed liabilities of the disposed subsidiaries represent the debts that the Company is required to assume pursuant to the Sichuan Acquisition Agreement in connection with the disposal of Disposed Entities, which are repayable on demand or per contractual terms.

(iii)	Accrued expenses

The balance of accrued expenses represented the unbilled or payable balances to the expenses related to the daily operations of automobiles and services fees to professional institutions.

9. EMPLOYEE BENEFIT PLAN

The Company has made employee benefit plan in accordance with relevant PRC regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance.

The contributions made by the Company were $15,841 and $19,296 for the three months ended June 30, 2026 and 2025, respectively, from Continuing operations of the Company.

10. EQUITY

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

May 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2026, there were 59,468 May 2021 registered direct offering warrants outstanding and the exercise price of those warrants was adjusted to $105.00. During the three months ended June 30, 2026, no change of fair value was recognized in the unaudited condensed consolidated statements of operations and comprehensive loss and the remaining 59,468 registered direct offering warrants had expired. During the three months ended June 30, 2025, the change of fair value was a gain of $13,609 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities. As of both June 30, 2026 and March 31, 2026, the fair value of the derivative instrument totaled $0.

November 2021 Private Placement Warrants

Giving (1) retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively; and (2) the anti-dilution adjustment resulted from the registered direct offering completed on November 20, 2025, as of both June 30, 2026 and March 31, 2026, there were 1,341,362 November 2021 Investors Warrants outstanding and the exercise price of those warrants was adjusted to $1.03.

On June 11, 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $1.13 per share to purchase 200,000 shares of the Company’s common stock; resulting in the derecognition of the related derivative liabilities with a total fair value of $3,196, which were reclassified into additional paid-in capital. In September 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $2.16 per share to purchase 53,357 shares of the Company’s common stock and six holders of November 2021 private placement warrants exercised the warrants on a “cashless” basis to receive 1,345,820 shares of the Company’s common stock; resulting in the derecognition of the related derivative liabilities with a total fair value of $903, which were reclassified into additional paid-in capital.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of both June 30, 2026 and March 31, 2026, there were 5,515 November 2021 Placement Agent Warrants outstanding, and the exercise price of those warrants was adjusted to $68.00.

During the three months ended June 30, 2026 and 2025, the change of fair value was a gain of $0 and $63,333, recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of both June 30, 2026 and March 31, 2026, the fair value of the derivative instrument totaled $0.

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

As of both June 30, 2026 and March 31, 2026, 905,000 pre-funded warrants were outstanding, with an exercise price of $0.0001. During the three months ended June 30, 2026, the change of fair value was a loss of $81,448 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities. As of June 30, 2026 and March 31, 2026, the fair value of the pre-funded warrants $1,203,637 and $1,122,189, respectively.

As of both June 30, 2026 and March 31, 2026, 4,510,000 private placement warrants were outstanding, with an exercise price of $1.26. During the three months ended June 30, 2026, the change of fair value was a loss of $440,056 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities. As of June 30, 2026 and March 31, 2026, the fair value of the November 2025 private placement warrants was $4,933,155 and $4,493,099, respectively.

April 2026 Private Placement of Units consisting of Common stock and Warrants

On April 23, 2026, the Company entered into a certain securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of up to 10,000,000 units (the “Units”), each Unit consisting of one (1) share of its common stock, par value $0.0001 per share, and four (4) warrants, each to purchase one (1) share of common Stock (the “April 2026 Units Private Placement”), at a purchase price of $1.10 per Unit. The April 2026 Units Private Placement was closed on June 25, 2026. All Units were sold, and the net proceeds to the Company from the April 2026 Units Private Placement were $10,230,000, net of issuance costs of $770,000. The warrants have an exercise price of $1.46 per share of common stock, a term of 5.0 years, and are exercisable at any time on or after the initial exercisability date (“June 2026 Units Warrants”).

The Company concluded that June 2026 Units Warrants qualify as derivative liabilities. At the issuance date in June 2026, the fair value of these warrants was estimated at $45,149,713 in total using the Black-Scholes valuation model, and the $34,149,713 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, 40,000,000 June 2026 Units Warrants were outstanding, with an exercise price of $1.46. During the three months ended June 30, 2026, the change of fair value was a gain of $3,253,610 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities. As of June 30, 2026, the fair value of the June 2026 Units Warrants was $41,896,103.

Restricted Stock Units

On October 29, 2020, the Board approved the issuance of an aggregate of 1,273 restricted stock units (“RSUs”) to directors, officers and certain employees as stock compensation for their services for the years ended March 31, 2022, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. Total RSUs granted to these directors, officers and employees were valued at an aggregate fair value of $140,000. These RSUs vested in four equal quarterly installments on January 29, 2021, April 29, 2021, July 29, 2021 and October 29, 2021 or in full upon the occurrence of a change in control of the Company, provided that the director, officer or the employee remains in service through the applicable vesting date. The RSUs will be settled by the Company’s issuance of shares of common stock in certificated or uncertificated form upon the earlier of (i) vesting date, (ii) a change in control and (iii) termination of the services of the director, officer or employee due to a “separation of service” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, or the death or disability of such director, officer or employee. As of the filing date of these unaudited condensed consolidated financial statements, all RSUs with an aggregate of 1,273 were vested and 955 were settled by the Company. The Company expects to settle the remaining vested RSUs by issuance of shares of common stock before December 31, 2026 and the vested RSUs have been accounted in an expense and additional paid-in capital.

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of June 30, 2026, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three months ended June 30, 2026 and 2025, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on July 29, 2025, the conversion price of the Preferred Shares was adjusted to $20.00. As of both June 30, 2026 and March 31, 2026, there were 262 shares of Series A convertible preferred stock outstanding, valued at $42,943 recorded as mezzanine equity. During the three months ended June 30, 2025, an aggregate of 729 shares of Series A convertible preferred stock were converted into 36,471 shares of the Company’s common stock, and the conversion resulted in addition of $4 to common stock and $191,417 to additional paid-in capital. While no share of Series A convertible preferred stock was converted into the Company’s common stock during the three months ended June 30, 2026.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of June 30, 2026, 4,738 shares of Series A convertible preferred stock were converted into 223,583 shares of the Company’s common stock.

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

November 2025 PIPE Offering of common stock

On November 13, 2025, the Company entered into a securities purchase agreement (the “PIPE SPA”) with certain non-U.S. investors (the “PIPE Purchasers”), pursuant to which the Company agreed to sell, and the PIPE Purchasers agreed to purchase, severally and not jointly, an aggregate of 500,000 shares of common stock of the Company, par value $0.0001 per share at an offering price of $1.32 per share (the “PIPE Offering”). The net proceeds of the PIPE Offering are $659,992, after deduction of customary expenses. The PIPE Offering was closed on November 14, 2025.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three months ended June 30, 2026 and 2025, the Company’s foreign subsidiary in China was operating at loss and as such, did not record a liability for GILTI tax.

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

The Company’s net loss for U.S. income taxes from U.S amounted to approximately $32.7 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and March 31, 2026, the Company’s net operating loss carryforward for U.S. income taxes was approximately $11.3 million and $10.0 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of June 30, 2026 and March 31, 2026, valuation allowances for deferred tax assets for US income taxes were approximately $9.5 million and $2.7 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

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

Loss before income tax from continuing operations by jurisdiction as follows:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
U.S.	$(32,708,265)	$(185,349)
PRC	(77,765)	(127,344)
Hong Kong	(57)	—
Total net loss before income tax	$(32,786,087)	$(312,693)

For the three months ended June 30, 2026 and 2025, the Company had no current tax expense or deferred tax expense.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3 (s), Recently adopted accounting pronouncements, cash paid for income taxes, during the three months ended June 30, 2026 and 2025 were as follows:

For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
U.S.	$—	$—
PRC	—	—
Hong Kong	—	—
Total	$—	$—

The significant components of deferred taxes for continuing operations were as follows:

	June 30,	March 31,
	2026	2026
Deferred Tax Assets	(Unaudited)
Net operating loss carried forward	$2,611,654	$2,324,852
Allowance for credit losses	609,018	609,018
Excess of warrant fair value over offering proceeds	7,779,695	608,255
Lease liability	15,379	14,506
Total deferred tax assets	11,015,746	3,556,631
Less: valuation allowance	(10,391,551)	(3,503,857)
Total deferred tax assets, net of valuation allowance	624,195	52,774
Net off against deferred tax liabilities	(624,195)	(52,774)
Net deferred tax assets	$—	$—

	June 30,	March 31,
	2026	2026
	(Unaudited)
Deferred tax liabilities
Right of use asset	$(7,832)	$(10,153)
Change in fair value of derivative liabilities	(616,363)	(42,621)
Total deferred tax liabilities	(624,195)	(52,774)
Net off against deferred tax assets	624,195	52,774
Net deferred tax liabilities	$—	$—

The changes related to valuation allowance from continuing operations are as follows:

	June 30,	March 31,
	2026	2025
	(Unaudited)
Balance at beginning of the year	$3,503,857	$2,413,609
Additions	6,887,694	1,090,248
Balance at end of the year	$10,391,551	$3,503,857

As of June 30, 2026 and March 31, 2026, the Company’s PRC entity from continuing operations had net operating loss carryforwards of approximately $1.0 million and $0.9 million, respectively, which will be available to offset future taxable income. As of June 30, 2026, these carryforwards will expire in calendar year 2026 through 2031, if not used. As of June 30, 2026 and March 31, 2026, valuation allowances for deferred tax assets for PRC income taxes were approximately $0.9 million and $0.8 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2026 and March 31, 2026, the Company did not have any unrecognized uncertain tax positions. For the three months ended June 30, 2026 and 2025, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

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

12. CONCENTRATION

Major customers

No Major customer disclosures are required as the Company’s revenue and accounts receivable are not concentrated with any single or group of customers meeting the materiality threshold for concentration disclosure.

Major Suppliers

For the three months ended June 30, 2026, one supplier accounted for approximately 28.3% of the total costs of revenue from continuing operations of the Company.

For the three months ended June 30, 2025, two suppliers accounted for approximately 30.2% and 11.3% of the total costs of revenue from continuing operations of the Company, respectively.

As of June 30, 2026, two suppliers represented approximately 63.2% and 23.7% of the Company’s accounts payable from continuing operations, respectively. As of March 31, 2026, one supplier represented approximately 91.4% of the Company’s accounts payable from continuing operations.

13. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Due from related parties

As of June 30, 2026 and March 31, 2026, balances due from related parties from the Company’s continuing operations were comprised of the following:

	June 30,	March 31,
	2026	2026
	(Unaudited)
Total due from related parties (i) (ii)	$2,559,442	$2,532,049
Less: Allowance for credit losses(i)	(2,559,442)	(2,517,552)
Due from related parties, net	$—	$14,497
Due from a related party, net, current (ii)	$—	$14,497

(i)	As of both June 30, 2026 and March 31, 2026, balances due from Jinkailong, the Company’s equity investee company, were $0, net of allowance for credit losses. The balances were a result of Jinkailong’s deconsolidation on March 31, 2022.

Movement of allowance for credit losses due from Jinkailong for the three months ended June 30, 2026 and for the year ended March 31, 2026 are as follows:

	June 30,	March 31,
	2026	2026
	(Unaudited)
Beginning balance	$2,517,552	$1,971,045
Addition	—	422,064
Translation adjustment	41,890	124,443
Ending balance	$2,559,442	$2,517,552

(ii)	As of March 31, 2026, balance of $14,497 represented business cash advances to Jie Gao, a director of the Company, which was repaid to the Company in June 2026.

2) Due to related parties

	June 30,	March 31,
	2026	2026
	(Unaudited)
Other payable due to a related party (i)	$578,398	$578,398
Other payable due to a related party (ii)	—	168,696
Total due to related parties	$578,398	$747,094

(i)	As of June 30, 2026 and March 31, 2026, the balances of $578,398 comprises an interest-free loan of $500,000 from World Trade Technology Limited (“World Trade Technology”), a company where the Company’s Chief Financial Officer serves as Financial Controller, which is expected to be repaid on or before September 10, 2026, together with expenses of $78,398 settled on the Company’s behalf by World Trade Technology, which is unsecured, interest-free and repayable on demand. There is no movement in the balance during the three months ended June 30, 2026.
(ii)	As of March 31, 2026, the balance of $168,696 represented funds collected by the Company on behalf of Xiang Hu, a shareholder of the Company, which had been fully paid off in May 2026.

3) Operating lease right-of-use assets, a related party and Operating lease liabilities, a related party

	June 30,	March 31,
	2026	2026
	(Unaudited)
Operating lease right-of-use assets, a related party	$38,236	$47,520
Operating lease liabilities, current, a related party	$61,515	$58,023

The Company entered into lease agreements with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors Ms. Xiaojuan Lin serves as the legal representative and general manager, and recorded operating lease right-of-use assets and lease liabilities accordingly. The current lease agreement will expire in May 2027.

2. Related Party Transactions

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Lease expenses to Dingchentai (1)	$10,648	$10,228
Repayment of advance by Jie Gao (2)	$14,696	$—
Remittance of Funds Collected for Xiang Hu (3)	$(168,696)	$—
Borrowings from Xi Wen (4)	$—	$99,347

(1)	For the three months ended June 30, 2026 and 2025, the Company incurred $10,648 and $10,228 in rental expenses, respectively, for lease agreements entered into with Dingchentai.
(2)	The amount of $14,696 represented the repayment of advance by Jie Gao in June 2026, which was advanced for operational purposes in February 2026.
(3)	In May 2026, the Company remitted $168,696 to Xiang Hu’s designated account, and such funds were collected on behalf of Xiang Hu in November 2025.
(4)	During the three months ended June 30, 2025, the Company obtained total of $99,347 borrowings from Xi Wen, which were unsecured, interest free and repayable on demand

14. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. In the revenue recognition section of Note 3 (n), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the three months ended June 30, 2026 and 2025.

Lessee

As of June 30, 2026 and March 31, 2026, the Company has engaged in offices and parking lot which were classified as operating leases. Payments under the Company’s lease arrangement are fixed.

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

As of June 30, 2026 and March 31, 2026, the weighted-average remaining operating lease term of its existing leases is approximately 0.92 and 1.17 years, respectively.

Operating lease expense and cost for office and parking lot leases totaled $12,852 and $14,375 for the three months ended June 30, 2026 and 2025 respectively, of which $10,045 and $10,228 were amortization of leased asset for operating leases for the three months ended June 30, 2026 and 2025, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
(Unaudited)
Twelve months ending June 30, 2027	$62,433
Total lease payments	62,433
Less: imputed interest	(918)
Present value of lease liabilities	$61,515

*

As of June 30, 2026, the outstanding balance of operating lease payments due to a related party was $61,515, which included $30,398 of rent for the period from January to August 2026 that should be paid by June 30, 2026 in accordance with the lease contract.

As of March 31, 2026, the outstanding balance of operating lease payments due to a related party was $58,023, which included $17,506 of rent for the period from January to May 2026 that should be paid by March 31, 2026 in accordance with the lease contract.

15. LOSS PER SHERE – BASIC AND DILUTED

Basic loss per share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss for the three months ended June 30, 2026 and 2025, all potentially dilutive ordinary shares for these periods would have an anti-dilutive effect, if converted, and thus have been excluded from the computation of basic and diluted loss per ordinary share.

	For the Three Months Ended June 30,
	2026	2025
Numerator:	(Unaudited)	(Unaudited)
Net loss attributable to the Company’s stockholders	$(32,758,869)	$(164,397)
Denominator:
Weighted average number of common stock - basic and diluted	5,107,258	1,082,802

The following table presents ordinary share equivalents that were excluded from the calculation of diluted loss per ordinary share for all period presented, as the effect of their inclusion would have been anti-dilutive:

	June 30,	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Anti-dilutive ordinary share equivalents
Warrants	46,761,877	2,747,175
Series A convertible preferred stock	13,100	13,100
Total anti-dilutive ordinary share equivalents	46,774,977	2,760,275

16. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of June 30, 2026, the Company did not have any significant capital and other commitments.

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of June 30, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $516,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

By assessing the qualitative and quantitative criteria established by Accounting Standards Codification (“ASC”) 280, “Segment Reporting”, the Company considers itself to be operating in only one reportable segment of automobile transaction and related services after discontinued the online ride-hailing platform services on August 20, 2024. The Company’s CODM relies upon the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. The Company has concluded that consolidated net loss is the measure of segment profitability. Within the information provided, the CODM specifically reviews depreciation and amortization, which are a significant segment expense, as this represents significant cost affecting the Company’s decision on how to allocate resources. Other operating expenses are reviewed in aggregate.

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s operating segments from continuing operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Revenues	$360,889	$427,698
Depreciation and amortization	$187,399	$248,375
Loss from operations	$(630,780)	$(418,962)
Loss before income taxes	$(32,786,087)	$(312,693)
Net loss	$(32,786,087)	$(312,693)
Capital expenditure	$61,875	$—

18. SUBSEQUENT EVENTS

In July 2026, Green Energy signed an operating agreement with Constant Energy Construction Corp. (“CECC”) and jointly established Nebula Matrix AI LLC (“NMA LLC”). Pursuant to the operating agreement, all ownership interests of the NMA LLC, including, without limitation, (i) economic interest and (ii) voting interest, are evidenced by membership units. Green Energy holds 90 membership units (constituting 90% of the total 100 membership units), entitling it to 90% economic and voting interests in NMA LLC, while CECC holds the remaining 10 membership units with the corresponding 10% economic and voting interests. NMA LLC will serve as the core platform through which the two companies develop, invest in, construct and operate AI data centers and digital infrastructure projects in the United States. NMA LLC intends to pursue AI data center projects covering site selection, power procurement, engineering-procurement-construction (“EPC”), project financing and long-term operation. As of the filing date of these unaudited condensed consolidated financial statements, specific project locations, capital contribution amounts, ownership percentages, project timelines and power capacity metrics have not been finalized. All contemplated projects are subject to completion of due diligence, availability of financing, and satisfaction of applicable regulatory and permitting requirements.

On August 6, 2026, the Company filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of the State of Nevada, which became effective on August 6, 2026. Upon effectiveness, total authorized shares of the Company were increased to 550,000,000 shares, consisting of 500,000,000 Common Stock, par value $0.0001 per share; and 50,000,000 preferred stock, par value $0.0001 per share.

The Company evaluated all events and transactions that occurred after June 30, 2026 up through the date the Company filed these unaudited condensed consolidated financial statements. Other than the event disclosed above, there was no other subsequent event occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read together with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this Report and our Annual Report on Form 10-K for the year ended March 31, 2026 (the “Annual Report”) filed with the SEC. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Prior to December 31, 2025, we provided automobile transaction and related services in Sichuan Province of China through our former majority owned subsidiary, Chengdu Jiekai Yunli Technology Co., Ltd., a PRC limited liability company and its subsidiary (“Jiekai”) and our former wholly owned subsidiary, Chengdu Corenel Technology Co., Ltd. a PRC limited liability company (“Corenel”). As discussed below under “Our Automobile Transactions and Related Services”, we ceased our automobile transactions and related services in Sichuan Province of China on December 31 2025.

Starting in 2026, we began evaluating opportunities to expand its business into AI infrastructure. In furtherance of this initiative, we appointed David Nichols as a strategic advisor to assist us in advancing our strategy across AI infrastructure, digital infrastructure and new energy initiatives, with a particular focus on power infrastructure origination, capital formation and institutional partnerships.

In July 2026, we signed an operating agreement with Constant Energy Construction Corp. (“CECC”) and jointly established Nebula Matrix AI LLC (“NMA LLC”). Pursuant to the operating agreement, all ownership interests of the NMA LLC, including, without limitation, (i) economic interest and (ii) voting interest, are evidenced by membership units. We hold 90 membership units (constituting 90% of the total 100 membership units), entitling us to 90% economic and voting interests in NMA LLC, while CECC holds the remaining 10 membership units with the corresponding 10% economic and voting interests. NMA LLC will serve as the core platform through which the two companies develop, invest in, construct and operate AI data centers and digital infrastructure projects in the United States. NMA LLC intends to pursue AI data center projects covering site selection, power procurement, engineering-procurement-construction (“EPC”), project financing and long-term operation. As of the filing date of this Report, specific project locations, capital contribution amounts, ownership percentages, project timelines and power capacity metrics have not been finalized. All contemplated projects are subject to completion of due diligence, availability of financing, and satisfaction of applicable regulatory and permitting requirements. There can be no assurance that we will successfully implement or generate operating revenues from such planned data-center initiatives.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of June 30, 2026, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.4 million, sold an aggregate of 381 automobiles with a total value of approximately $3.7 million and delivered 470 automobiles under operating leases and 197 automobiles under finance leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended
	June 30,
	2026		2025
	Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	329	$313,000	339	$386,000
Auto Financing	33	$12,000	59	$22,000
Auto Commissions	—	$1,000	—	$8,000
Other Services	>360	$35,000	>350	$12,000

*	The number was rounded to the nearest thousand for disclosure purpose.

During the three months ended June 30, 2026, our Auto Operating Leasing, Auto Financing, Auto Commissions and other services income accounted for approximately 86.8%, 3.3%, 0.3% and 9.6% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Financing, Auto Commissions, and other services income accounted for approximately 90.3%, 5.2%, 1.9%, and 2.6% for the three months ended June 30, 2025, respectively.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and finance lease. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of June 30, 2026, we had one employee in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the three months ended June 30, 2026. To meet the demand in Changsha, we have purchased automobiles for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of June 30, 2026, for parking and management of automobiles for operating lease, we had one parking lot and three employees in Changsha. During the three months ended June 30, 2026 and 2025, the average utilization of the automobiles for operating lease was approximately 93.1% and 96.0%, respectively.

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

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Didi, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of June 30, 2026, we had no accounts receivable of operating lease. Besides, during the three months ended June 30, 2026, we settled our commissions with the Partner Platforms for our automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the three months ended June 30, 2026. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default fees from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our finance leases are not collateralized by us. As of June 30, 2026, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under finance leases.

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

Market Opportunity and Government Regulations in China

The demand for our services depends on overall market conditions of the online ride-hailing industry in China. The continuous growth of the urban population places increasing pressure on the urban transportation and the improvement of living standards has increased the market demand for quality travel in China. Traditional taxi service is limited, and the emerging online platforms have created good opportunities for the development of the online ride-hailing service market. The market value is expected to increase from RMB354.7 billion in 2024 to RMB751.3 billion in 2028, owing to rising consumer demand for economical mobility options and an amplified penetration of shared mobility services, especially in lower-tier cities. According to the 57th Statistical report on Internet Development in China published in February 2026 by the China Internet Network Information Center (the “CNNIC”), the number of online ride-hailing service users had reached 539 million by the end of December 2025, and took approximately 47.9% of the total number of Chinese internet users. We cooperate with DiDi, the dominant player in China’s ride-hailing market. Benefiting from DiDi’s leading market share, massive driver and passenger network, advanced AI intelligent dispatching technology, standardized compliance control system and high user loyalty, our business is well-positioned to capture the incremental growth brought by the rapid expansion of aggregation ride-hailing orders in the coming years. In addition, the online ride-hailing industry is also facing increasing competition in China and is attracting more capital investment. For example, Dida Inc. Chenqi Technology Limited and CaoCao Inc. were listed on the Hong Kong Stock Exchange in June 2024 and June 2025, respectively.

However, the participants in the online ride-hailing industry are facing increasingly fierce competition and the platforms for passengers and providing services together with online ride-hailing platform companies (“Aggregation Platforms”) have gained rising significance in the shared mobility industry. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of June 30, 2026, approximately 401 online ride-hailing platform companies have obtained booking taxi operating licenses, representing an increase of approximately 3% as compared with the one as of June 30, 2025. Total online ride-hailing order volume was approximately 979 million in June 2026 in China, representing an increase of approximately 29% as compared with the one in June 2025. Of this volume, orders completed by Aggregation Platforms amounted to 327 million, accounting for approximately 33.4% of the industry’s total orders in June 2026 in China, representing an increase of 17.6% as compared with the one in June 2025. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China as of December 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

As of June 30, 2026, all ride-hailing drivers who leased our automobiles or used our services have obtained the driver’s license for online ride-hailing services, and all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the three months ended June 30, 2026 Compared to the three months ended June 30, 2025

	For the Three Months Ended
	June 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Revenues	$360,889	$427,698	$(66,809)
Cost of revenues	(299,197)	(345,831)	46,634
Gross profit	61,692	81,867	(20,175)
Operating expenses
Selling, general and administrative expenses	(692,472)	(500,829)	(191,643)
Total operating expenses	(692,472)	(500,829)	(191,643)
Loss from operations	(630,780)	(418,962)	(211,818)
Other (expense) income, net	(737,700)	29,087	(766,787)
Excess of warrant fair value over offering proceeds	(34,149,713)	—	(34,149,713)
Change in fair value of derivative liabilities	2,732,106	77,182	2,654,924
Loss before income taxes expense	(32,786,087)	(312,693)	(32,473,394)
Income tax expense	—	—	—
Net loss from continuing operations	$(32,786,087)	$(312,693)	$(32,473,394)

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$313,335	$386,266
- Service fees from NEVs leasing	21,291	—
- Financing revenues	11,813	22,331
- Service fees from automobile purchase services	4,670	1,270
- Default revenue	3,439	7,294
- Monthly services commissions	1,163	8,265
- Other service fees	5,178	2,272
Total Revenue	$360,889	$427,698

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, service fees from automobile purchase services, default revenue, monthly services commissions, and other services fees, which accounted for approximately 86.8%, 5.9%, 3.3%, 1.3%, 1.0%, 0.3% and 1.4%, respectively, of the total revenue during the three months ended June 30, 2026. Meanwhile, operating lease revenues from automobile rentals, financing revenues, service fees from automobile purchase services, default revenue, monthly services commissions, and other services fees, which accounted for approximately 90.3%, 5.2%, 0.3%, 1.7%, 1.9% and 0.6%, respectively, of the total revenue during the three months ended June 30, 2025.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles by online ride-hailing drivers with their authorization, with the majority of lease term of no more than 12 months. The decrease in rental income of $72,931, or approximately 18.9% during three months ended June 30, 2026 was mainly due to the decrease in the number and average monthly rental of automobiles leased for operating lease. We leased 329 automobiles with an average monthly rental income of approximately $344 per automobile, resulting in a rental income of $313,335 for the three months ended June 30, 2026. While we leased 339 automobiles with an average monthly rental income of approximately $398 per automobile, resulting in a rental income of $386,266 for the three months ended June 30, 2025.

Service fees from NEVs leasing

We generated revenues of $21,291 and $0 from leasing NEVs by charging leases service fees during the three months ended June 30, 2026 and 2025, respectively. The amount of service fees for NEVs leasing is based on our timely product solutions which are adjusted in accordance with different market conditions. We suspended charging Service fees from NEVs leasing from continuing operations for the period August 2023 through July 2025 and resumed such charges starting August 2025, which resulted in no related service fee revenue recognized from continuing operations for the three months ended June 30, 2025.

Financing revenues

We started our finance lease business in March 2019 and began to generate interest income from providing finance lease services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 24 or 48 months. We recognized a total interest income of $11,813 from an average monthly number of 26 automobiles and $22,331 from an average monthly number of 52 automobiles during the three months ended June 30, 2026 and 2025, respectively. The decrease was due to the average number of automobiles served for financial leasing decreased during the three months ended June 30, 2026.

Service fees from automobile purchase services

We generated revenues of $4,670 and $1,270 from the automobile purchase services during the three months ended June 30, 2026 and 2025, respectively. The increase was due to the number of automobiles purchase transactions increased to 4 during the three months ended June 30, 2026 from 1 during the three months ended June 30, 2025.

Default revenue

We generated default revenues of $3,439 and $7,294 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributable to a lower incidence of early-terminations and contractual breaches by the automobile lessees, driven by improved credit quality of our lessee base, enhanced risk management and contract monitoring practices during three months ended June 30, 2026.

Monthly services commissions

We generated revenues of $1,163 and $8,265 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended June 30, 2026 and 2025, respectively. The decrease was due to the decrease in the number of automobiles leased to online ride-hailing drivers for operating lease during the three months ended June 30, 2026, which in turn led to lower commission income from the Partner Platforms related to the monthly management and related services.

Other Service fees

We generate other revenues from other miscellaneous service fees charged to our customers during the three months ended June 30, 2026 and 2025. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new product solutions.

Cost of Revenues

Cost of revenues represents the depreciation and rental cost of automobiles, daily maintenance, insurance and other usage costs of automobiles which related to our Auto Operating Leasing. The decrease of $46,634, or approximately 13.5% was primarily due to decreased in the depreciation of automobiles. Although the total number of our own automobiles used for operating leasing remaining substantially unchanged during the three months ended June 30, 2026 as compared with the three months ended June 30, 2025, these automobiles were fully depreciated in or prior to the three months ended June 30, 2026.

Gross Profit

We had gross profit of $61,692 and $81,867, respectively, during the three months ended June 30, 2026 and 2025. The following table sets forth the breakdown of gross profit by major revenue source for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
- Auto Operating Leasing	$14,138	$40,435
- Other Automobile transaction and related Services	47,554	41,432
Total Gross Profit	$61,692	$81,867

We had a gross profit of $14,138 from our Auto Operating Leasing during the three months ended June 30, 2026, which decreased by $26,297 from a gross profit of $40,435 in the three months ended June 30, 2025. The decrease was attributable to the average monthly rental of automobiles leased for operating lease decreased from $389 in the three months ended June 30, 2025 to $344 in the three months ended June 30, 2026. As the gross margin of the revenues from our operating leasing decreased, our overall gross profit margin decreased to approximately 17.1% for the three months ended June 30, 2026 from approximately 19.1% for the three months ended June 30, 2025.

Selling, General and Administrative Expenses

For the three months ended June 30, 2026, selling, general and administrative expenses primarily consist of salary and employee benefits, rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $500,829 for three months ended June 30, 2025 to $692,472 for the three months ended June 30, 2026, representing an increase of $191,643, or approximately 38.3%. The increase was mainly due to (1) the increase of $160,178 in professional service fees such as financial, market consulting due to our financing arrangements during the three months ended June 30, 2026; (2) an increase of $52,699 in salary and employee benefits mainly due to the higher compensation scales for current executive officers.

Other (expense) income, net

For the three months ended June 30, 2026, we had other expense, net of $737,700, which primarily consist of the (1) $770,000 in offering costs allocable to the derivative liabilities for our June 2026 Units Warrants; partially offset by (2) income of approximately $15,000 from the disposal of our own automobiles used for operating leases; (3) penalty income of approximately $12,000 from the customers; and (4) the miscellaneous other income of approximately $5,000.

For the three months ended June 30, 2025, we had other income, net of $29,087, which primarily consist of (1) penalty income of approximately $15,000 from the customers; and (2) the miscellaneous other income of approximately $14,000.

Excess of warrant fair value over offering proceeds

In June 2026, we issued common shares and warrants in Units Private Placement, generating aggregate gross proceeds of $11.0 million. We concluded that these warrants qualify as liability instruments. At the issuance date in June 2026, the fair value of the warrants was estimated at $45,149,713 using the Black-Scholes valuation model, and the $34,149,713 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021, May 2021 and November 2025, and the August 2020 underwritten public offering, and the November 2021, November 2025 and June 2026 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended June 30, 2026 and 2025 was a gain of $2,732,106 and $77,182, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$—	$21
- February 2021 registered direct offering	—	219
- May 2021 registered direct offering	—	13,609
- November 2021 private placement	—	63,333
- November 2025 Private placement	(440,056)	—
- November 2025 registered direct offering	(81,448)	—
- June 2026 private placement	3,253,610	—
Total Change in Fair Value of Derivative Liabilities	$2,732,106	$77,182

Income Tax Expense

Generally, our subsidiary Hunan Ruixi is subject to enterprise income tax on its taxable income in China at a rate of 25%. And the applicable tax rate of our HK subsidiary, Senmiao HK, for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. With the exception of Senmiao HK, which generated profits primarily from tax-exempt interest income on bank deposits, all entities suffered losses. Accordingly, no tax expense was recorded for the three months ended June 30, 2026 and 2025.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended June 30, 2026 was $32,786,087, representing an increase in loss of $32,473,394 from net loss of $312,693 for the three months ended June 30, 2025.

Results of Discontinued Operations for the three months ended June 30, 2026 Compared to the three months ended June 30, 2025

	For the Three Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$—	$432,401
Cost of revenues	—	(317,313)
Gross profit	—	115,088
Operating expenses	—
Provision for credit losses	—	(307,416)
Total operating expenses	—	(307,416)
Loss from operations	—	(192,328)
Other income, net	—	229,198
Interest expense on finance leases	—	(615)
Income before income taxes	—	36,255
Income tax expenses	—	—
Net income from discontinued operations	$—	$36,255

The result of discontinued operations was the financial figures of our former subsidiaries in Sichuan. As of December 31, 2025, we deconsolidated former subsidiaries in Sichuan and its business result was included in our automobile transactions and related services before we deconsolidated its financial figures.

Revenues

 The following table sets forth the breakdown of revenues by revenue source for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services (discontinued operations)
- Operating lease revenues from automobile rentals	$—	$309,137
- Service fees from NEVs leasing	—	83,444
- Monthly services commissions	—	27,560
- Default revenue	—	2,935
- Other service fees	—	9,325
Total Revenue from discontinued operations	$—	$432,401

Revenue from automobile transactions and related services (discontinued operations)

Revenue from automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 71.5%, 19.3%, 6.4%, 0.7% and 2.1%, respectively, of the total revenue from discontinued operations during the three months ended June 30, 2025.

Operating lease revenues from automobile rentals

Our former subsidiaries in Sichuan generated revenues from leasing sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Our former subsidiaries in Sichuan leased 327 automobiles with an average monthly rental income of approximately $401 per automobile, resulting in a rental income of $309,137, including rental income of $24,057 from a related party, for the three months ended June 30, 2025.

Service fees from NEVs leasing

Our former subsidiaries in Sichuan generated revenues of $83,444 from leasing NEVs by charging leases service fees during the three months ended June 30, 2025. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

Our former subsidiaries in Sichuan generated revenues of $27,560 from the monthly management and related services provided to our Partner Platforms during the three months ended June 30, 2025.

Default revenue

Our former subsidiaries in Sichuan generated default revenues of $2,935 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended June 30, 2025.

Other Service fees

Our former subsidiaries in Sichuan generated other revenues from other miscellaneous service fees charged to our customers during the three months ended June 30, 2025. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

During the three months ended June 30, 2025, cost of revenues from discontinued operations of $317,313 represented the amortization of ROUs, rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to Auto Operating Leasing.

Selling, General and Administrative Expenses

For the three months ended June 30, 2025, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $307,416, primarily consisted of (1) $217,920 in outsourced operating services related to automobile lease, mainly attributable to the streamlining of the workforce in Chengdu, thereby sharing venue and personnel resources with Jinkailong, which resulted the corresponding service fee obligations; (2) $47,065 in salary and employee benefits; (3) $21,400 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

Other income, net

For the three months ended June 30, 2025, our former subsidiaries in Sichuan had other income, net of $229,198, which was primarily due to deconsolidation of Corenel.

Income Tax expense

Our former subsidiaries in Sichuan are subject to enterprise income tax on its taxable income in China at a rate of 25%. All of our former subsidiaries in Sichuan suffered losses and no tax expense was recorded for the three months ended June 30, 2025.

Net income from discontinued operations

As a result of the foregoing, the net income from discontinued operations for the three months ended June 30, 2025 was $36,255.

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

Our business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $32.8 million for the three months ended June 30, 2026; (2) accumulated deficit of approximately $83.1 million as of June 30, 2026; (3) $0.9 million of net cash outflows in operating activities from continuing operations for the three months ended June 30, 2026; and (4) the working capital deficit of approximately $36.3 million as of June 30, 2026.

Recent financing arrangements, however, have materially strengthened our cash position. As of June 30, 2026, we recorded total derivative liabilities of approximately $48.0 million, of which $41.9 million related to warrants issued under the April 2026 Units private placement. Management assessed that these warrants will not be settled in cash upon exercise. Management evaluated and concluded that the factors aforementioned did not raise substantial doubt as to our ability to continue as a going concern. We believe that our cash balance of approximately $12.9 million as of June 30, 2026 will be sufficient to meet our liquidity needs for the twelve months following issuance of these unaudited condensed consolidated financial statements. If we experienced an adverse operating environment or incurred unanticipated capital expenditure requirements, or if we determined to accelerate our growth, then additional financing may be required.

The following table summarizes our cash flows:

	For the Three Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities from Continuing Operations	$(881,647)	$(179,798)
Net Cash Used in Operating Activities from Discontinued Operations	—	(141,357)
Net Cash Used in Operating Activities	(881,647)	(321,155)
Net Cash Used in Investing Activities from Continuing Operations	(39,538)	—
Net Cash Used in Investing Activities from Discontinued Operations	—	(385)
Net Cash Used in Investing Activities	(39,538)	(385)
Net Cash Provided by Financing Activities from Continuing Operations	10,230,000	325,347
Net Cash Provided by Financing Activities from Discontinued Operations	—	52,124
Net Cash Provided by Financing Activities	10,230,000	377,471
Effect of Exchange Rate Changes on Cash and Cash Equivalents	831	(21,741)
Cash and Cash Equivalents, Beginning of the Period	3,562,219	833,577
Cash and Cash Equivalents, End of the Period	12,871,865	867,767
Less: Cash and Cash Equivalents from discontinued operations	—	(77,532)
Cash from continuing operations, End of Period	$12,871,865	$790,235

Cash Flow in Operating Activities

For the three months ended June 30, 2026, net cash used in operating activities was $881,647, which was the net outflows from continuing operations. While for the three months ended June 30, 2025, net cash used in operating activities was $321,155, which consisted of net cash outflows of $179,798 from continuing operations and $141,357 from discontinued operations.

The increase of $701,849 in net cash used in operating activities from continuing operations for the three months ended June 30, 2026 as compared with the three months ended June 30, 2025 was primarily attributable to (1) increase of $32,473,394 in net loss from continuing operations; (2) increase of $2,654,924 in Change in fair value of derivative liabilities from a gain of $77,182 for the three months ended June 30, 2025 to a gain of $2,732,106 for the three months ended June 30, 2026; (3) increase of $256,594 in the change of prepayments, other receivables and other assets; (4) increase of $145,803 in the change of accrued expenses and other liabilities (included third parties and a related party); (5) decrease of $60,793 in depreciation of property and equipment as our owned automobiles used in operating leases were fully depreciated in or prior to the three months ended June 30, 2026; and partially offset by (6) a loss of $34,149,713 arising from excess of the warrants’ fair value over the total offering proceeds from Units Private Placement issuance of common shares and warrants; and (7) $770,000 of offering costs for the Units Private Placement issuance of common shares and warrants allocated to derivative liabilities.

Cash Flow in Investing Activities

For the three months ended June 30, 2026, we had net cash used in investing activities of $39,538, which consisted of: (1) purchase of property and equipment for office purpose of $61,875; partially offset by (2) the proceeds from sales of the used-automobiles of $22,337.

For the three months ended June 30, 2025, we had net cash used in investing activities of $385, which was the net outflows from discontinued operations.

Cash Flow in Financing Activities

For the three months ended June 30, 2026, we had net cash provided by financing activities of $10,230,000, generated from gross proceeds of $11,000,000 from issuance of common stock and warrant in Units Private Placement, net of related issuance costs of $770,000.

For the three months ended June 30, 2025, we had net cash provided by financing activities of $377,471, which consisted net inflows of $325,347 from continuing operations and $52,124 from discontinued operations. The net cash provided by financing activities from continuing operations consisted of: (1) net proceeds of $226,000 from the exercise of November 2021 Private Placement Warrants from an investor; and (2) borrowings from a related party of $99,347.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of June 30, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $516,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

When reading our unaudited condensed consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions. Our critical accounting policies and practices include the following: (i) property and equipment, net; and (ii) revenue recognition. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements in our 2026 Form 10-K for the disclosure of these accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

3.1	Certificate of Amendment to the Articles of Incorporation of Senmiao Technology Limited, filed with the Nevada Secretary of State on August 6, 2026 (filed herewith)

4.1	Form of Warrants (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

4.2	Form of Pre-funded Warrants (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.1	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Registered Direct Offering (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.2	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025)

10.3	Unofficial Translation of Acquisition Agreement dated December 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2026)

10.4	Form of Common Stock Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2026)

10.5	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2026)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2026	Senmiao Technology Limited

	By:	/s/ Ronggang (Jonathan) Zhang
		Name:	Ronggang (Jonathan) Zhang
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By:	/s/ Yafeng Li
		Name:	Yafeng Li
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)