Form 10-Q
period 2026-09-30
Valor Energy Inc
filed 2026-11-13
CIK 1711012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-38426

VALOR ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2600898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, Fl 3, New York, NY 10169	+1 9298721185
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	VAI	The Nasdaq Stock Market LLC

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

As of November 12, 2026, there were 20,041,684 shares of issuer’s common stock, par value $0.0001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

VALOR ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollar, except for the number of shares)

	September 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,526,164	$3,562,219
Finance lease receivables, current	21,912	44,454
Prepayments, other receivables and other current assets	674,232	471,001
Due from a related party, net, current	—	14,497
Total current assets	13,222,308	4,092,171

Property and equipment, net	619,597	812,934

Other assets
Operating lease right-of-use assets, net, a related party	28,351	47,520
Intangible assets, net	262,500	300,000
Finance lease receivables, non-current	—	5,052
Total other assets	290,851	352,572

Total assets	$14,132,756	$5,257,677

LIABILITIES, MEZZANINE EQUITY AND DEFICIT
Current liabilities
Accounts payable	$98,161	$103,563
Advances from customers	68,973	86,768
Accrued expenses and other liabilities	1,111,306	1,166,464
Due to related parties	578,398	747,094
Operating lease liabilities, current, a related party	39,158	58,023
Derivative liabilities	10,176,235	5,615,288
Total current liabilities	12,072,231	7,777,200

Total liabilities	12,072,231	7,777,200

Commitments and contingencies (note 16)

Mezzanine Equity
Series A convertible preferred stock (par value $1,000 per share, 5,000 shares authorized; 262 and 262 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively)	42,943	42,943

Stockholders’ deficit
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 14,716,003 and 4,557,489 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively) *	1,472	456
Additional paid-in capital	90,777,149	45,397,481
Accumulated deficit	(91,184,246)	(50,379,773)
Accumulated other comprehensive loss	(790,924)	(851,569)
Total Valor Energy Inc stockholders’ deficit	(1,196,549)	(5,833,405)

Non-controlling interests	3,214,131	3,270,939

Total equity (deficit)	2,017,582	(2,562,466)

Total liabilities, mezzanine equity and equity (deficit)	$14,132,756	$5,257,677

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VALOR ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in U.S. dollar, except for the number of shares)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$364,171	$433,246	$725,060	$860,944
Cost of revenues	(238,057)	(339,952)	(537,254)	(685,783)
Gross profit	126,114	93,294	187,806	175,161

Operating expenses
Selling, general and administrative expenses	(681,493)	(551,690)	(1,373,965)	(1,052,519)
Provision for credit losses	—	(182,856)	—	(182,856)
Total operating expenses	(681,493)	(734,546)	(1,373,965)	(1,235,375)

Loss from operations	(555,379)	(641,252)	(1,186,159)	(1,060,214)

Other income (expense)
Other income (expense), net	18,625	32,709	(719,075)	61,796
Excess of warrant fair value over offering proceeds	—	—	(34,149,713)	—
Change in fair value of derivative liabilities	(7,524,024)	3,127	(4,791,918)	80,309
Total other (expense) income, net	(7,505,399)	35,836	(39,660,706)	142,105

Loss before income tax expense	(8,060,778)	(605,416)	(40,846,865)	(918,109)

Income tax expense	—	—	—	—

Net Loss from continuing operations	(8,060,778)	(605,416)	(40,846,865)	(918,109)

Discontinued operations:
Loss before income taxes from operations of discontinued operations	—	(118,314)	—	(82,059)
Income tax expense	—	—	—	—
Net loss from discontinued operations	—	(118,314)	—	(82,059)

Net loss	(8,060,778)	(723,730)	(40,846,865)	(1,000,168)

Less: Net loss attributable to non-controlling interests	(15,174)	(74,987)	(42,392)	(187,028)

Net loss attributable to the Company’s stockholders	$(8,045,604)	$(648,743)	$(40,804,473)	$(813,140)

Net loss	$(8,060,778)	$(723,730)	$(40,846,865)	$(1,000,168)

Other comprehensive income (loss)
Foreign currency translation adjustment	42,012	27,028	46,229	(16,932)

Comprehensive loss	(8,018,766)	(696,702)	(40,800,636)	(1,017,100)

less: Total comprehensive loss attributable to non-controlling interests	(21,125)	(74,830)	(56,808)	(187,309)

Total comprehensive loss attributable to stockholders	$(7,997,641)	$(621,872)	$(40,743,828)	$(829,791)

Weighted average number of common stock*
Basic and diluted	14,628,348	1,499,154	9,893,817	1,292,115
Loss per share - basic and diluted*	(0.55)	(0.43)	(4.12)	(0.63)

Loss per share - basic and diluted
Continuing operations	$(0.55)	$(0.35)	$(4.12)	$(0.57)
Discontinued operations	$—	$(0.08)	$—	$(0.06)

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VALOR ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Six Months Ended September 30, 2026 and 2025

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30, 2025
					Accumulated
	Common stock		Additional paid-in	Accumulated	other comprehensive	Non-controlling	Total equity
	Shares*	Par value	capital	deficit	loss	interest	(deficit)
BALANCE, March 31, 2025	1,051,804	$105	$43,951,069	$(45,109,573)	$(1,697,164)	$3,203,819	$348,256
Net loss	—	—	—	(164,397)	—	(112,041)	(276,438)
Exercise of November 2021 Private Placement Warrants	20,000	2	225,998	—	—	—	226,000
Fair value of derivative liabilities upon exercise of warrants	—	—	3,196	—	—	—	3,196
Conversion of preferred stock into common stock	36,471	4	191,417	—	—	—	191,421
Additional shares of common stock round up adjustment due to retroactive effect of 1-for-10 reverse stock split	37	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(43,522)	(438)	(43,960)
BALANCE, June 30, 2025 (Unaudited)	1,108,312	$111	$44,371,680	$(45,273,970)	$(1,740,686)	$3,091,340	$448,475
Net loss	—	—	—	(648,743)	—	(74,987)	(723,730)
Exercise of November 2021 Private Placement Warrants	53,357	5	115,246	—	—	—	115,251
Cashless exercise of November 2021 Investor warrants into common stock	1,345,820	135	(135)	—	—	—	—
Fair value of derivative liabilities upon exercise of warrants	—	—	903	—	—	—	903
Foreign currency translation adjustments	—	—	—	—	26,871	157	27,028
BALANCE, September 30, 2025 (Unaudited)	2,507,489	$251	$44,487,694	$(45,922,713)	$(1,713,815)	$3,016,510	$(132,073)

	For the Six Months Ended September 30, 2026
	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total equity
	Shares*	Par value	capital	deficit	loss	interest	(deficit)
BALANCE, March 31, 2026	4,557,489	$456	$45,397,481	$(50,379,773)	$(851,569)	$3,270,939	$(2,562,466)
Net loss	—	—	—	(32,758,869)	—	(27,218)	(32,786,087)
Issuance of common stock and warrant in Units Private Placement	10,000,000	1,000	(1,000)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	12,682	(8,465)	4,217
BALANCE, June 30, 2026 (Unaudited)	14,557,489	$1,456	$45,396,481	$(83,138,642)	$(838,887)	$3,235,256	$(35,344,336)
Net loss	—	—	—	(8,045,604)	—	(15,174)	(8,060,778)
Reclassification of warrant derivative liability to additional paid-in capital	—	—	45,380,684	—	—	—	45,380,684
Cashless exercise of November 2021 Investor warrants into common stock	158,514	16	(16)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	47,963	(5,951)	42,012
BALANCE, September 30, 2026 (Unaudited)	14,716,003	$1,472	$90,777,149	$(91,184,246)	$(790,924)	$3,214,131	$2,017,582

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VALOR ENERGY INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollar, except for the number of shares)

	For the Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(40,846,865)	$(1,000,168)
Net loss from discontinued operations	—	(82,059)
Net loss from continuing operations	(40,846,865)	(918,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	272,128	438,966
Amortization of right-of-use assets	20,334	19,895
Amortization of intangible assets	37,500	37,500
Provision for credit losses	—	182,856
Gain on disposal of equipment	(14,733)	(4,113)
Excess of warrant fair value over offering proceeds	34,149,713	—
Offering costs allocated to derivative liabilities	770,000	—
Change in fair value of derivative liabilities	4,791,918	(80,309)
Change in operating assets and liabilities
Accounts receivable	—	9,039
Finance lease receivables	28,732	84,439
Prepayments, other receivables and other assets	(195,531)	102,189
Due from a related party	14,766	—
Accounts payable	(8,305)	(18,450)
Advances from customers	(20,095)	(9,788)
Accrued expenses and other liabilities	(78,864)	(11,762)
Due to a related party	(168,696)	—
Operating lease liabilities – a related party	(20,334)	7,982
Net Cash Used in Operating Activities from Continuing Operations	(1,268,332)	(159,665)
Net Cash Used in Operating Activities from Discontinued Operations	—	(232,882)
Net Cash Used in Operating Activities	(1,268,332)	(392,547)

Cash Flows from Investing Activities:
Purchases of property and equipment	(62,631)	—
Cash received from disposal of property and equipment	22,444	5,683
Loan to a related party	—	(229,469)
Net Cash Used in Investing Activities from Continuing Operations	(40,187)	(223,786)
Net Cash Used in Investing Activities from Discontinued Operations	—	(388)
Net Cash Used in Investing Activities	(40,187)	(224,174)

Cash Flows from Financing Activities:
Net proceeds from exercise of November 2021 Private Placement Warrants	—	341,251
Gross proceeds from issuance of common stock and warrant in Units Private Placement	11,000,000	—
Common stock and warrant issuance costs in Units Private Placement	(770,000)	—
Borrowings from a related party	—	100,000
Repayments to a related party	—	(126,899)
Net Cash Provided by Financing Activities from Continuing Operations	10,230,000	314,352
Net Cash Provided by Financing Activities from Discontinued Operations	—	101,656
Net Cash Provided by Financing Activities	10,230,000	416,008

Effect of exchange rate changes on cash, cash equivalents and restricted cash	42,464	44,173

Net increase (decrease) in cash, cash equivalents and restricted cash	8,963,945	(156,540)
Cash and cash equivalents, beginning of the period	3,562,219	833,577
Cash, cash equivalents and restricted cash, end of the period	12,526,164	677,037
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	(92,496)
Cash and cash equivalents from continuing operations, end of the period	12,526,164	584,541

Non-cash Transaction in Investing and Financing Activities
Recognition of right-of-use assets and lease liabilities, a related party	$—	$79,520
Reclassification of warrant derivative liability to additional paid-in capital	$45,380,684	$—

The following tables provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	For the Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash and cash equivalents from continuing operations, end of the period	$12,526,164	$584,541
Cash and cash equivalents from discontinued operations, end of the period	$—	$92,439
Restricted cash from discontinued operations, end of the period	$—	$57

	For the Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash from continuing operations, beginning of the period	$3,562,219	$701,302
Cash and cash equivalents from discontinued operations, beginning of the period	$—	$132,275

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

VALOR ENERGY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Valor Energy Inc. (formerly Senmiao Technology Limited, the “Company”) is a U.S. holding company incorporated in the State of Nevada on June 8, 2017. The Company operates its business in one segment: automobile transaction and related services focusing on the online ride-hailing industry in the People’s Republic of China (“PRC” or “China”) through the Company’s affiliated entities, Hunan Ruixi Business Operation Management Co., Ltd., a PRC limited liability company, a subsidiary which is formerly known as Hunan Ruixi Financial Leasing Co., Ltd. (“Hunan Ruixi”), and Sichuan Jinkailong Automobile Leasing Co., Ltd. (“Jinkailong”), a PRC limited liability company, an equity investee in which the Company holds 35% of the equity interests.

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

In February 2026, the Company established Green Energy Capital Asset Inc. (“Green Energy”), a profit corporation incorporated in the State of Wyoming, United States. Green Energy is authorized to issue 1,000 zero-par-value common shares and no preferred shares, and the Company hold 100% of the common equity interests in Green Energy.

In July 2026, Green Energy signed an operating agreement with Constant Energy Construction Corp. (“CECC”) and jointly established Nebula Matrix AI LLC (“Nebula”). Pursuant to the operating agreement, all ownership interests of the Nebula, including, without limitation, (i) economic interest and (ii) voting interest, are evidenced by membership units. Green Energy holds 90 membership units (constituting 90% of the total 100 membership units), entitling it to 90% economic and voting interests in Nebula, while CECC holds the remaining 10 membership units with the corresponding 10% economic and voting interests. Nebula will serve as the core platform through which the two companies develop, invest in, construct and operate AI data centers and digital infrastructure projects in the United States. Nebula intends to pursue AI data center projects covering site selection, power procurement, engineering-procurement-construction (“EPC”), project financing and long-term operation.

Effective August 25, 2026, the Company changed its corporate name from “Senmiao Technology Limited” to “Valor Energy Inc.” by filing a Certificate of Amendment with the Secretary of State of Nevada. In connection with the name change, the Company’s common stock began trading on The Nasdaq Capital Market under the new ticker symbol “VAI” effective August 26, 2026, replacing its former ticker symbol “AIHS.” The name and symbol changes were reported in the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2026. The name change did not affect the Company’s state of incorporation, its Commission file number, its rights and obligations under existing contracts, or the rights of holders of its outstanding securities.

The following diagram illustrates the Company’s corporate structure as of the filing date of these unaudited condensed consolidated financial statements:

Continued Nasdaq Listing

On August 21, 2026, the Company received a Nasdaq notice indicating noncompliance with the Minimum Stockholder Equity Rule under Nasdaq Rule 5550(b)(1). The Company reported a stockholders’ deficit of $35,344,336 in its quarterly report on Form 10-Q for the period ended June 30, 2026 due to warrants issued in a June 2026 private placement, which were classified as derivative liabilities as the Company lacked sufficient authorized shares to settle such warrants.

On August 6, 2026, the Company’s charter amendment increasing authorized shares from 50,000,000 to 500,000,000 became effective. With adequate authorized shares available, the Company reclassified these warrants from derivative liabilities to additional paid-in capital, a non-cash accounting adjustment. The Company submitted its compliance plan to Nasdaq on October 5, 2026. Notwithstanding this reclassification, the Company’s stockholders’ equity remained insufficient to satisfy the Minimum Stockholder Equity Rule under Nasdaq Rule 5550(b)(1) for continued listing as of September 30, 2026, reported in this Form 10-Q. This shortfall was primarily attributable to fair value change losses on the Company’s warrants liabilities, resulting from an increase in the fair value of such warrant liabilities driven by the rise in the Company’s stock price during the quarter ended September 30, 2026. In addition to the warrant reclassification, the Company completed additional measures, including the exercise of November 2025 Private Placement warrants and a private placement of common stock, both of which were completed on November 9, 2026 (refer to note 18), to improve its stockholders’ equity. At November 9, 2026, after giving effect to these transactions and based on the Company’s current estimates, the Company’s stockholders’ equity exceed $2.5 million , satisfying the Minimum Stockholder Equity Rule. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement.

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

As of September 30, 2026 and March 31, 2026, the continuing operations of the Company has outstanding balance due from Jinkailong amounted to $0 and $0, respectively, net of allowance for credit losses (refer to Note 13).

As of September 30, 2026 and March 31, 2026, allowance for credit losses against the balance due from Jinkailong amounted to $2,590,211 and $2,517,552, respectively. During the three and six months ended September 30, 2026, the continuing operations of the Company recognized no provision for credit losses against the balance due from Jinkailong in either period. During the three and six months ended September 30, 2025, the continuing operations of the Company recognized provision for credit losses against the balance due from Jinkailong of $182,856 and $182,856, respectively.

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

The Company’s business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $40.8 million for the six months ended September 30, 2026; (2) accumulated deficit of approximately $91.2 million as of September 30, 2026; and (3) $1.3 million of net cash outflows in operating activities from continuing operations the six months ended September 30, 2026.

Recent financing arrangements, however, have materially strengthened the Company’s cash position. Management evaluated and concluded that the factors aforementioned did not raise substantial doubt as to the Company’s ability to continue as a going concern. Management believes that the Company’s cash balance of approximately $12.5 million as of September 30, 2026, together with the gross proceeds of $5.0 million from the private placement of common stock in November 2026 (refer to note 18), will be sufficient to meet the Company’s liquidity needs for the twelve months following issuance of these unaudited condensed consolidated financial statements, after taking into account the $3.6 million purchase price for the Glorious Star LLC acquisition if such transaction closes (refer to note 18). If the Company experienced an adverse operating environment or incurred unanticipated capital expenditure requirements, or if the Company’s determined to accelerate its growth, then additional financing may be required.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The unaudited condensed consolidated financial statements, including the unaudited condensed consolidated balance sheet as of September 30, 2026, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2026 and 2025, and the unaudited condensed consolidated statements of changes in equity (deficit) for the six months ended September 30, 2026 and 2025, and the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and pursuant to the rules and regulations of the SEC and pursuant to Regulation S-X. The interim unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended March 31, 2026, which was filed with the SEC on June 30, 2026.

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

(b) Comparability and retrospective reclassification adjustments of prior period

The Company has reclassified certain comparative amounts in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2025 to conform to the current period’s presentation, as a result of the retrospective application of discontinued operations of Yicheng, Senmiao Consulting and its subsidiaries (refer to Note 4) in accordance with ASC 205-20-45. The results of discontinued operations for the three and six months ended September 30, 2025 have been reflected separately in the unaudited condensed consolidated statements of operations and comprehensive loss as a single line item presented in accordance with U.S. GAAP. Cash flows from discontinued operations of the three categories for the six months ended September 30, 2025 were separately presented in the unaudited condensed consolidated statements of cash flows presented in accordance with U.S. GAAP.

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

Translation of amounts from RMB into US$ has been made at the following exchange rates for the respective periods:

	September 30,	March 31,
	2026	2026
Balance sheet items, except for equity accounts – RMB: US$1:	6.7045	6.8980

	For the Three months ended September 30,
	2026	2025
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	6.7406	7.1570

	For the Six months ended September 30,
	2026	2025
Items in the statements of operations and comprehensive loss, and cash flows – RMB: US$1:	6.7724	7.1947

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and March 31, 2026:

	Carrying Value as of	Fair Value Measurement as of
	September 30,	September 30, 2026
	2026	Level 1	Level 2	Level 3
	(Unaudited)			(Unaudited)
Derivative liabilities	$10,176,235	$—	$—	$10,176,235

	Carrying Value as of	Fair Value Measurement as of
	March 31,	March 31, 2026
	2026	Level 1	Level 2	Level 3
Derivative liabilities	$5,615,288	$—	$—	$5,615,288

The following are reconciliation of the beginning and ending balances of the assets and liabilities measured at fair value on a recurring basis for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended September 30, 2026
	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement		November 2025 Private Placement	November 2025 Registered Direct Offering	June 2026 Units Private Placement
	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Pre-funded Warrant	Investors Warrants	Total
BALANCE as of March 31, 2026	$—	$—	$—	$—	$—	$4,493,099	$1,122,189	$—	$5,615,288
Derivative liabilities recognized at grant date	—	—	—	—	—	—	—	45,149,713	45,149,713
Change in fair value of derivative liabilities	—	—	—	—	—	440,056	81,448	(3,253,610)	(2,732,106)
BALANCE as of June 30, 2026(Unaudited)	—	—	—	—	—	4,933,155	1,203,637	41,896,103	48,032,895
Change in fair value of derivative liabilities	—	—	—	—	—	3,315,443	724,000	3,484,581	7,524,024
Reclassification of warrant derivative liability to additional paid-in capital	—	—	—	—	—	—	—	(45,380,684)	(45,380,684)
BALANCE as of September 30, 2026 (Unaudited)	$—	$—	$—	$—	$—	$8,248,598	$1,927,637	$—	$10,176,235

	For the Six Months Ended September 30, 2025
	August 2020 Underwritten Public	February 2021 Registered Direct	May 2021 Registered Direct Offering		November 2021 Private Placement
	Offering Warrants	Offering Warrants	Investors Warrants	Placement Warrants	Investors Warrants	Placement Warrants	Total
BALANCE as of March 31, 2025	$21	$219	$12,823	$962	$64,586	$5,980	$84,591
Change in fair value of derivative liabilities	(21)	(219)	(12,660)	(949)	(57,742)	(5,591)	(77,182)
Exercise	—	—	—	—	(3,196)	—	(3,196)
BALANCE as of June 30, 2025 (Unaudited)	—	—	163	13	3,648	389	4,213
Change in fair value of derivative liabilities	—	—	(153)	(13)	(2,629)	(332)	(3,127)
Exercise	—	—	—	—	(903)	—	(903)
BALANCE as of September 30, 2025 (Unaudited)	$—	$—	$10	$—	$116	$57	$183

The warrants presented in the table above are not traded in an active securities market; therefore, the Company estimates the fair value to those warrants using the Black-Scholes valuation model as of September 30, 2026 and March 31, 2026.

	As of September 30, 2026
	November 10, 2021		November 14, 2025	November 17, 2025
		Placement
	Investor	Agent	Investor	Pre-funded
Granted Date	Warrants	Warrants	Warrants	Warrants
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
# of shares exercisable*	981,887	5,515	4,510,000	905,000
Valuation date	9/30/2026	9/30/2026	9/30/2026	9/30/2026
Exercise price*	$1.03	$68.00	$1.26	$0.0001
Stock price*	$2.13	$2.13	$2.13	$2.13
Expected term (years)	0.11	0.11	5.24	**
Risk-free interest rate	3.84%	3.84%	5.10%	5.65%
Expected volatility	93%	93%	108%	116%

	As of March 31, 2026
	May 13, 2021		November 10, 2021		November 14, 2025	November 17, 2025
		Placement		Placement
	Investor	Agent	Investor	Agent	Investor	Pre-funded
Granted Date	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
# of shares exercisable*	55,319	4,149	1,341,362	5,515	4,510,000	905,000
Valuation date	3/31/2026	3/31/2026	3/31/2026	3/31/2026	3/31/2026	3/31/2026
Exercise price*	$105.00	$105.00	$1.03	$68.00	$1.26	$0.0001
Stock price*	$1.24	$1.24	$1.24	$1.24	$1.24	$1.24
Expected term (years)	0.12	0.12	0.61	0.61	5.12	**
Risk-free interest rate	3.73%	3.73%	3.71%	3.71%	3.93%	4.86%
Expected volatility	106%	106%	125%	125%	109%	118%

*	Giving retroactive effect to the 1-for-10 reverse stock split effected on July 29, 2025, except for the November 2025 Warrants.

**	No fixed termination date is specified in the agreement of November 2025 Pre-funded Warrants, which can be exercised at any time on or after the initial exercise date and until it is exercised in full, yet the Company adopted a 20-year assumption for valuation purposes.

As of September 30, 2026 and March 31, 2026, financial instruments of the Company comprised primarily current assets and current liabilities including cash and cash equivalents, finance lease receivables, prepayments, other receivables and other assets, due from a related party, accounts payable, advances from customers, operating lease liabilities, accrued expenses and other liabilities, and due to related parties which approximate their fair values because of the short-term nature of these instruments.

The non-current portion of finance lease receivables were recorded at the gross amount adjusted for the interest using the effective interest rate method. The Company believes that the effective interest rates underlying these instruments approximate their fair values because the Company used its incremental borrowing rate to recognize the present value of these instruments as of September 30, 2026 and March 31, 2026.

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

(h) Accounts receivable

Accounts receivable are recorded at the invoiced amount less an allowance for credit losses, do not bear interest, and are subject to contractual payment term within one month. Starting from April 1, 2023, the Company adopted ASU No.2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”). The Company’s estimation of allowance for credit losses considers factors such as historical credit loss experience, age of receivable balances, current market conditions, reasonable and supportable forecasts of future economic conditions, as well as an assessment of receivables due from specific identifiable counterparties to determine whether these receivables are considered at risk or uncollectible. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. For the three and six months ended September 30, 2026 and 2025, no provision for credit losses related to accounts receivable was provided.

(i) Finance lease receivables

Finance lease receivables, which result from sales-type leases, are measured at discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option as finance lease receivables on its balance sheet and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the lease. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance for credit losses when necessary. Finance lease receivables is charged off against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2026 and March 31, 2026, the Company determined no allowance for credit losses was necessary for finance lease receivables.

As of September 30, 2026 and March 31, 2026, finance lease receivables consisted of the following:

	September 30,	March 31,
	2026	2026
	(Unaudited)
Minimum lease payments receivable	$35,259	$85,774
Less: Unearned interest	(13,347)	(36,268)
Financing lease receivables	$21,912	$49,506
Finance lease receivables, current	$21,912	$44,454
Finance lease receivables, non-current	$—	$5,052

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2026 are as follows:

Minimum future payments receivable
Twelve months ending September 30, 2027	$35,259

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

The Company evaluates property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An asset or asset group is considered impaired if the asset’s or asset group’s carrying amount exceeds the future net undiscounted cash flows that the asset or asset group is expected to generate. If such asset or asset group is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset or asset group, if any, exceeds its fair value determined using a discounted cash flow model. For the three and six months ended September 30, 2026 and 2025, the Company did not recognize any impairment for property and equipment.

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

Separately identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for identifiable intangible assets is based on the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three and six months ended September 30, 2026 and 2025, there was no impairment of intangible assets.

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

The Company’s lease pricing interest rates, which are used in determining customer payments in a finance lease arrangement, are developed based upon the local prevailing rates in the marketplace where its customer will be able to obtain an automobile loan under similar terms from the bank. The Company reassesses its pricing interest rates quarterly based on changes in the local prevailing rates in the marketplace. As of September 30, 2026, the Company’s pricing interest rate was 6.0% per annum.

Contract liabilities

The Company’s contract liabilities consist of advances from customers, which are the upfront rent received from customers. The revenue recognized by continuing operations for the six months ended September 30, 2026 and 2025 which was previously included in the advances from customers balances as of March 31, 2026 and March 31, 2025 was $82,984 and $99,926, respectively.

The Company’s advances from customers amounted to $68,973 and $86,768 as of September 30, 2026 and March 31, 2026, respectively.

Disaggregated information of revenues recorded by continuing operations by business lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Automobile Transaction and Related Services
- Operating lease revenues from automobile rentals	$321,482	$372,756	$634,817	$759,022
- Service fees from NEVs leasing	14,496	19,011	35,787	19,011
- Monthly services commissions	13,648	2,730	14,811	10,995
- Financing revenues	5,738	18,849	17,551	41,180
- Default revenue	3,243	10,195	6,682	17,489
- Service fees from automobile purchase services	—	7,666	4,670	8,936
- Other service fees	5,564	2,039	10,742	4,311
Total Revenues	$364,171	$433,246	$725,060	$860,944

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recovery ability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of an asset or asset group may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset or asset group from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of finance and operating lease liabilities in any tested asset group and include the associated lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended September 30, 2026 and 2025, the Company did not recognize impairment loss on its ROU assets.

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

(r) Significant risks and uncertainties

1)	Credit risk

a.	Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of these assets to credit risk is their carrying amounts as of the balance sheet dates. As of September 30, 2026 and March 31, 2026, approximately $6,373,000 and $325,000, respectively, were deposited with banks in the United States which is insured by the U.S. government up to $250,000. Approximately $2,375,000 and $2,238,000 was deposited with banks in Hong Kong as of September 30, 2026 and March 31, 2026, respectively, which is insured by the Hong Kong government up to $102,000 (HKD800,000). As of September 30, 2026 and March 31, 2026, approximately $3,778,000 and $999,000, respectively, were deposited in financial institutions located in mainland China, which were insured by the government authority. Under the Deposit Insurance System in China, an enterprise’s deposits at one bank are insured for a maximum of approximately $75,000 (RMB500,000).

The Company’s current operations are primarily conducted in mainland China and the Company is in the process of developing business operations in the United States. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the social, political, economic and legal environments in the PRC as well as by the general state of the PRC economy. In addition, the Company’s business may be influenced by changes in PRC government laws, rules and policies with respect to, among other matters, anti-inflationary measures, currency conversion and remittance of currency outside of China, rates and methods of taxation and other factors.

b.	In measuring the credit risk of accounts receivable due from the automobile purchasers (the “customers”), the Company mainly reflects the “probability of default” by the customer on its contractual obligations and considers the current financial position of the customer and the risk exposures to the customer and its likely future development.

Historically, most of the automobile purchasers would pay the Company their previously defaulted amounts within one to three months. As a result, the Company would provide full provisions on accounts receivable if the customers default on repayments for over three months. As of September 30, 2026 and March 31, 2026, the Company record no allowance for credit losses against accounts receivable.

2)	Foreign currency risk

As of September 30, 2026 and March 31, 2026 substantially all of the Company’s operating activities and major assets and liabilities, except for the cash deposit of approximately $8,748,000 and $2,563,000, respectively, in U.S. dollars, are denominated in RMB, which are not freely convertible into foreign currencies. All foreign exchange transactions take place through either the People’s Bank of China (the “PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires a payment application together with invoices and signed contracts. The value of RMB is subject to change in central government policies and international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market. When there is a significant change in value of RMB, the gains and losses resulting from translation of financial statements of a foreign subsidiary will be significantly affected. RMB appreciated from 6.90 RMB into US$1.00 on March 31, 2026 to 6.70 RMB into US$1.00 on September 30, 2026.

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

The following table sets forth the reconciliation of the amounts of major classes of income and losses from discontinued operations of automobile transaction related services in Sichuan in the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2026 and 2025.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$503,098	$—	$935,499
Cost of revenues	—	(322,304)	—	(639,617)
Gross profit	—	180,794	—	295,882
Operating expenses
Selling, general and administrative expenses	—	(355,565)	—	(662,981)
Reversal of credit losses		57,810		57,810
Total operating expenses	—	(297,755)	—	(605,171)
Loss from operations	—	(116,961)	—	(309,289)
Other (expenses) income, net	—	(1,353)	—	227,845
Interest expense on finance leases	—	—	—	(615)
Loss before income taxes	—	(118,314)	—	(82,059)
Income tax expenses	—	—	—	—
Net loss from discontinued operations	$—	$(118,314)	$—	$(82,059)

Reconciliation of the amount of cash flows from discontinued operations in the unaudited condensed consolidated statements of cash flows for the six months ended September 30, 2026 and 2025 are as follows:

	For the Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net cash used in operating activities from discontinued operations	$—	$(232,882)

Net cash used in investing activities from discontinued operations	$—	$(388)

Net cash provided by financing activities from discontinued operations	$—	$101,656

5. PREPAYMENTS, OTHER RECEIVABLES AND OTHER CURRENT ASSETS

As of September 30, 2026 and March 31, 2026, the prepayments, other receivables and other current assets were comprised of the following:

	September 30,	March 31,
	2026	2026
	(Unaudited)
Prepaid expenses (i)	$542,652	$387,314
Deposits (ii)	79,160	76,925
Recoverable overpayments	48,727	—
Others	3,693	6,762
Total prepayments, other receivables and other current assets	$674,232	$471,001

No allowance for credit losses was recorded as of September 30, 2026 and March 31, 2026, and there was no movement of allowance for credit losses for the three and six months ended September 30, 2026 and for the year ended March 31, 2026.

(i)	Prepaid expense

The balance of prepaid expense represented automobile liability insurance premium for automobiles for operating lease, consulting service for strategic and capital-market, and other miscellaneous expense such as office expense, etc. that will expire within one year.

(ii)	Deposits

The balance of deposits mainly represented the security deposit made by the Company to various automobile leasing companies and Didi Chuxing Technology Co., Ltd., who runs an online ride-hailing platform. As of September 30, 2026 and March 31, 2026, no allowance for credit losses was recorded.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2026 and March 31, 2026 consist of the following:

	September 30,	March 31,
	2026	2026
	(Unaudited)
Automobiles	$4,574,475	$4,436,421
Office equipment, fixtures and furniture	45,445	43,718
Subtotal	4,619,920	4,480,139
Less: accumulated depreciation	(4,000,323)	(3,667,205)
Total property and equipment, net	$619,597	$812,934

Depreciation expense for the three and six months ended September 30, 2026 were $113,524 and $272,128, respectively.

Depreciation expense for the three and six months ended September 30, 2025 were $219,569 and $438,966, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets as of September 30, 2026 and March 31, 2026 consisted of the following:

	September 30,	March 31,
	2026	2026
	(Unaudited)
Software	$751,763	$751,713
Less: accumulated amortization	(489,263)	(451,713)
Total intangible assets, net	$262,500	$300,000

Amortization expense for the three and six months ended September 30, 2026 were $18,750 and $37,500, respectively.

Amortization expense for the three and six months ended September 30, 2025 were $18,750 and $37,500, respectively.

The following table sets forth the Company’s amortization expense for the next four years as of September 30, 2026:

Amortization expenses
Twelve months ending September 30, 2027	$75,000
Twelve months ending September 30, 2028	75,000
Twelve months ending September 30, 2029	75,000
Twelve months ending September 30, 2030	37,500
Total	$262,500

8. ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30,	March 31,
	2026	2026
	(Unaudited)
Deposits (i)	$602,805	$551,905
Assumed liabilities of Disposed Entities (ii)	224,549	363,169
Accrued payroll and welfare	169,111	141,555
Other taxes payable	49,354	38,479
Accrued expenses (iii)	48,773	60,289
Payables for expenditures on automobile transaction and related services	16,114	11,067
Other payables	600	—
Total accrued expenses and other liabilities	$1,111,306	$1,166,464

(i)	Deposits

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

The contributions made by the Company were $16,653 and $32,494 for the three and six months ended September 30, 2026, respectively, from Continuing operations of the Company.

The contributions made by the Company were $18,395 and $37,691 for the three and six months ended September 30, 2025, respectively, from Continuing operations of the Company.

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

May 2021 Registered Direct Offering Warrants

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of March 31, 2026, there were 59,468 May 2021 registered direct offering warrants outstanding with a fair value of $0 and the exercise price of those warrants was adjusted to $105.00. During the three and six months ended September 30, 2026, no change of fair value was recognized in the unaudited condensed consolidated statements of operations and comprehensive loss and the remaining 59,468 registered direct offering warrants had expired. During the three and six months ended September 30, 2025, the change of fair value was a gain of $166 and $13,775 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively.

November 2021 Private Placement Warrants

Giving (1) retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively; and (2) the anti-dilution adjustment resulted from the registered direct offering completed on November 20, 2025, as of September 30, 2026 and March 31, 2026, there were 981,887 and 1,341,362 November 2021 Investors Warrants outstanding, respectively, and the exercise price of those warrants was adjusted to $1.03.

On June 11, 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $1.13 per share to purchase 200,000 shares of the Company’s common stock; resulting in the derecognition of the related derivative liabilities with a total fair value of $3,196, which were reclassified into additional paid-in capital. In September 2025, a holder of November 2021 private placement warrants exercised the warrants with exercise price of $2.16 per share to purchase 53,357 shares of the Company’s common stock and six holders of November 2021 private placement warrants exercised the warrants on a “cashless” basis to receive 1,345,820 shares of the Company’s common stock; resulting in the derecognition of the related derivative liabilities with a total fair value of $903, which were reclassified into additional paid-in capital. In August 2026, there holders of November 2021 private placement warrants exercised the warrants on a “cashless” basis to receive 158,514 shares of the Company’s common stock.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of both September 30, 2026 and March 31, 2026, there were 5,515 November 2021 Placement Agent Warrants outstanding, and the exercise price of those warrants was adjusted to $68.00.

During the three months ended September 30, 2026 and 2025, the change of fair value was a gain of $0 and $2,961, recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. During the six months ended September 30, 2026 and 2025, the change of fair value was a gain of $0 and $66,294, recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the decrease in fair value of the liabilities, respectively. As of both September 30, 2026 and March 31, 2026, the fair value of the derivative instrument totaled $0.

November 2025 registered direct offering of common stock and pre-funded warrants, and concurrent private placement of warrants

On November 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, providing for (i) the issuance of 1,350,000 shares of common stock, par value $0.0001 per share, and 905,000 pre-funded warrants to purchase 905,000 shares of the common stock, at a purchase price of $1.26 per share, in a registered direct offering for aggregate gross proceeds of approximately $2.8 million, and (ii) the concurrent 4,510,000 private placement warrants to purchase up to 4,510,000 shares of common stock (the “November 2025 Private Placement”). The registered direct offering portion, consisting of the common stock and pre-funded warrants, was closed on November 17, 2025. Upon execution of the securities purchase agreement, the Company recognized a derivative liability for those warrants under ASC 815, as the Company had a binding contractual obligation to issue the warrants once all conditions precedent were satisfied or waived. On November 9, 2026, the investors fully exercised all 4,510,000 November 2025 private placement warrants on a cashless basis, receiving 2,615,800 shares of the Company’s common stock with a cost basis of $3.00 per share on November 9 (refer to note 18).

As of both September 30, 2026 and March 31, 2026, 905,000 pre-funded warrants were outstanding, with an exercise price of $0.0001. During the three and six months ended September 30, 2026, the change of fair value was a loss of $724,000 and $805,448 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities, respectively. As of September 30, 2026 and March 31, 2026, the fair value of the pre-funded warrants $1,927,637 and $1,122,189, respectively.

As of both September 30, 2026 and March 31, 2026, 4,510,000 private placement warrants were outstanding, with an exercise price of $1.26. During the three and six months ended September 30, 2026, the change of fair value was a loss of $3,315,443 and $3,755,499 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities, respectively. As of September 30, 2026 and March 31, 2026, the fair value of the November 2025 private placement warrants was $8,248,598 and $4,493,099, respectively.

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

At the issuance date in June 2026, the Company concluded that June 2026 Units Warrants qualify as derivative liabilities, and the fair value of these warrants was estimated at $45,149,713 in total using the Black-Scholes valuation model, and the $34,149,713 excess of the warrants’ fair value over the total offering proceeds was recognized as a loss in the unaudited condensed consolidated statements of operations and comprehensive loss.

Effective August 6, 2026, the June 2026 Units Warrants satisfied all requirements for equity classification under ASC 815-40, as the Company’s total authorized common stock was increased to 500,000,000 shares, providing sufficient authorized shares to settle the warrants. On the reclassification date, the warrant derivative liability, with a fair value of $45,380,684, was reclassified to additional paid-in capital. No gain or loss was recognized in the unaudited condensed consolidated statements of operations and comprehensive loss in connection with such reclassification. Subsequent to the reclassification, the warrants are accounted for as equity instruments and will no longer be remeasured to fair value in future reporting periods.

During the three and six months ended September 30, 2026, the change of fair value was a loss of $3,484,581 and $230,971 recognized in the unaudited condensed consolidated statements of operations and comprehensive loss based on the increase in fair value of the liabilities, respectively.

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

Equity Incentive Plan

At the 2018 Annual Meeting of Stockholders of the Company held on November 8, 2018, the Company’s stockholders approved the Company’s 2018 Equity Incentive Plan for employees, officers, directors and consultants of the Company and its affiliates. In March 2023 and April 2024, the Annual Meeting of Stockholders of Company for the years ended March 31, 2022 and 2023 further approved the amendments to the 2018 Equity Incentive Plan, to increase the number of shares of common stock reserved under the Plan to 150,000 shares and 180,000 shares, respectively, giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively. A committee consisting of at least two independent directors would be appointed by the Board or in the absence of such a committee, the board of directors, will be responsible for the general administration of the Equity Incentive Plan. All awards granted under the Equity Incentive Plan will be governed by separate award agreements between the Company and the participants. As of September 30, 2026, the Company has granted an aggregate of 3,038 RSUs, among which, 2,645 RSUs were issued under the Equity Incentive Plan, 318 RSUs were vested but have not been issued while 75 RSUs were forfeited due to two directors ceased to serve on the board of the Company since November 8, 2018. During the three and six months ended September 30, 2026 and 2025, no new RSUs were granted.

Conversion Price Adjustment for November 2021 Preferred Shares

Pursuant to the Certificate of Designation for the series A convertible preferred stock signed by the Company and certain institutional investors in November 2021 Private Placement, the initial conversion price of the series A Convertible Preferred Shares was $0.68. If as of the applicable date the conversion price then in effect is greater than the greater of (1) $0.41 (the “Floor Price”) (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) and (2) 85% of the closing bid price on the applicable date (the “Adjustment Price”), the conversion price shall automatically lower to the Adjustment Price accordingly. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on April 6, 2022, the conversion price and the Floor Price of the Preferred Shares mentioned above were proportionally adjusted. Further, on August 9, 2022, the Company and the investors agreed to reduce the conversion price of the series A Convertible Preferred Shares from $4.10 to $2.00 and to increase the number of the shares of common stock that are available to be issued upon conversion of the Preferred Shares from 1,092,683 to 2,240,000. As the 1-for-10 reverse stock split on the Company’s Common Stock became effective on July 29, 2025, the conversion price of the Preferred Shares was adjusted to $20.00. As of both September 30, 2026 and March 31, 2026, there were 262 shares of Series A convertible preferred stock outstanding, valued at $42,943 recorded as mezzanine equity. During the six months ended September 30, 2025, an aggregate of 729 shares of Series A convertible preferred stock were converted into 36,471 shares of the Company’s common stock, and the conversion resulted in addition of $4 to common stock and $191,417 to additional paid-in capital. While no share of Series A convertible preferred stock was converted into the Company’s common stock during the three months ended September 30, 2025, or during the three and six months ended September 30, 2026.

Giving retroactive effect to the twice 1-for-10 reverse stock splits on the Company’s common stock became effective on April 6, 2022 and July 29, 2025, respectively, as of September 30, 2026, 4,738 shares of Series A convertible preferred stock were converted into 223,583 shares of the Company’s common stock.

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

Green Energy is incorporated in the State of Wyoming in the U.S., and is subject to U.S. federal corporate income taxes with tax rate of 21%. The State of Wyoming does not impose any state corporate income tax.

Nebula is organized as a limited liability company in the State of Delaware in the U.S., and is treated as a pass-through entity for U.S. federal income tax purposes with no entity-level federal corporate income tax. The State of Delaware does not impose entity-level corporate income tax on limited liability companies taxed as pass-through entities. Green Energy owns 90% of Nebula’s membership interests (equity ownership interests); 90% of Nebula’s taxable income or loss is allocated to Green Energy and included in Green Energy’s taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Tax Act also established the Global Intangible Low-Taxed Income (GILTI), a new inclusion rule affecting non-routine income earned by foreign subsidiaries. For the three and six months ended September 30, 2026 and 2025, the Company’s foreign subsidiary in China was operating at loss and as such, did not record a liability for GILTI tax.

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

The Company’s net operating loss for U.S. income taxes from U.S. amounted to approximately $8.0 million and $40.7 million for the three and six months ended September 30, 2026, respectively, and amounted to approximately $0.3 million and $0.5 million for the three and six months ended September 30, 2025, respectively. As of September 30, 2026 and March 31, 2026, the Company’s net operating loss carryforward for U.S. income taxes was approximately $11.8 million and $10.0 million, respectively. The net operating loss carryforward will not expire and is available to reduce future years’ taxable income but limited to 80% of income until utilized. Management believes that the utilization of the benefit from this loss appears uncertain due to the Company’s operating history. Accordingly, the Company has recorded a 100% valuation allowance on the deferred tax asset to reduce the deferred tax assets to zero on the unaudited condensed consolidated balance sheets. As of September 30, 2026 and March 31, 2026, valuation allowances for deferred tax assets for US income taxes were approximately $11.2 million and $2.7 million, respectively. Management reviews the valuation allowance periodically and makes changes accordingly.

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

Income (loss) before income tax from continuing operations by jurisdiction as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S.	$(8,030,388)	$(343,702)	$(40,738,653)	$(529,051)
PRC	(36,144)	(261,714)	(113,909)	(389,058)
Hong Kong	5,754	—	5,697	—
Total net loss before income tax	$(8,060,778)	$(605,416)	$(40,846,865)	$(918,109)

For the three and six months ended September 30, 2026 and 2025, the Company had no current tax expense or deferred tax expense.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 3 (s), Recently adopted accounting pronouncements, cash paid for income taxes, during the three and six months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S.	$—	$—	$—	$—
PRC	—	—	—	—
Hong Kong	—	—	—	—
Total	$—	$—	$—	$—

The significant components of deferred taxes for continuing operations were as follows:

	September 30,	March 31,
	2026	2026
	(Unaudited)
Deferred Tax Assets
Net operating loss carried forward	$2,727,563	$2,324,852
Allowance for credit losses	609,018	609,018
Excess of warrant fair value over offering proceeds	7,779,695	608,255
Change in fair value of derivative liabilities	963,681	—
Lease liability	9,790	14,506
Total deferred tax assets	12,089,747	3,556,631
Less: valuation allowance	(12,084,387)	(3,503,857)
Total deferred tax assets, net of valuation allowance	5,360	52,774
Net off against deferred tax liabilities	(5,360)	(52,774)
Net deferred tax assets	$—	$—

	September 30,	March 31,
	2026	2026
	(Unaudited)
Deferred tax liabilities
Right of use asset	$(5,360)	$(10,153)
Change in fair value of derivative liabilities	—	(42,621)
Total deferred tax liabilities	(5,360)	(52,774)
Net off against deferred tax assets	5,360	52,774
Net deferred tax liabilities	$—	$—

The changes related to valuation allowance from continuing operations for the six months ended September 30, 2026 and for the year ended March 31, 2026 are as follows:

	For the Six Months Ended September 30,	For the Year Ended March 31,
	2026	2026
	(Unaudited)
Beginning balance	$3,503,857	$2,413,609
Additions	8,580,530	1,090,248
Ending balance	$12,084,387	$3,503,857

As of September 30, 2026 and March 31, 2026, the Company’s PRC entity from continuing operations had net operating loss carryforwards of approximately $1.0 million and $0.9 million, respectively, which will be available to offset future taxable income. As of September 30, 2026, these carryforwards will expire in calendar year 2026 through 2031, if not used. As of September 30, 2026 and March 31, 2026, valuation allowances for deferred tax assets for PRC income taxes were approximately $0.9 million and $0.8 million, respectively. With the consideration of the duration of statutory carry forward periods and forecasts of future profitability, it has concluded that it is more likely than not that all its deferred tax assets generated from the Company would not be utilized in the future. The Company has provided full allowance of its deferred tax assets.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2026 and March 31, 2026, the Company did not have any unrecognized uncertain tax positions. For the three and six months ended September 30, 2026 and 2025, the Company did not incur any interest and penalties related to potential underpaid income tax expenses.

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

Major Suppliers

For the three months ended September 30, 2026, two suppliers accounted for approximately 30.0% and 20.1% of the total costs of revenue from continuing operations of the Company, respectively. For the six months ended September 30, 2026, one supplier accounted for approximately 29.1% of the total costs of revenue from continuing operations of the Company.

For the three and six months ended September 30, 2025, one supplier accounted for approximately 30.9% and 30.6% of the total costs of revenue from continuing operations of the Company, respectively.

As of September 30, 2026, three suppliers represented approximately 44.1%, 34.0% and 12.0% of the Company’s accounts payable from continuing operations, respectively. As of March 31, 2026, one supplier represented approximately 91.4% of the Company’s accounts payable from continuing operations.

13. RELATED PARTY TRANSACTIONS AND BALANCES

1. Related Party Balances

1) Due from related parties

As of September 30, 2026 and March 31, 2026, balances due from related parties from the Company’s continuing operations were comprised of the following:

	September 30,	March 31,
	2026	2026
	(Unaudited)
Total due from related parties (i) (ii)	$2,590,211	$2,532,049
Less: Allowance for credit losses(i)	(2,590,211)	(2,517,552)
Due from related parties, net	$—	$14,497
Due from a related party, net, current (ii)	$—	$14,497

(i)	As of both September 30, 2026 and March 31, 2026, balances due from Jinkailong, the Company’s equity investee company, were $0, net of allowance for credit losses. The balances were a result of Jinkailong’s deconsolidation on March 31, 2022.

Movement of allowance for credit losses against the balance due from Jinkailong for the six months ended September 30, 2026 and for the year ended March 31, 2026 are as follows:

	For the Six Months Ended September 30,	For the Year Ended March 31,
	2026	2026
	(Unaudited)
Beginning balance	$2,517,552	$1,971,045
Addition	—	422,064
Translation adjustment	72,659	124,443
Ending balance	$2,590,211	$2,517,552

(ii)	As of March 31, 2026, balance of $14,497 represented business cash advances to Jie Gao, a director of the Company, which was repaid to the Company in June 2026.

2) Due to related parties

	September 30,	March 31,
	2026	2026
	(Unaudited)
Other payable due to a related party (i)	$578,398	$578,398
Other payable due to a related party (ii)	—	168,696
Total due to related parties	$578,398	$747,094

(i)	As of September 30, 2026 and March 31, 2026, the balances of $578,398 comprises an interest-free loan of $500,000 from World Trade Technology Limited (“World Trade Technology”), a company where the Company’s Chief Financial Officer serves as Financial Controller, which was repaid in October 2026, together with expenses of $78,398 settled on the Company’s behalf by World Trade Technology, which is unsecured, interest-free and repayable on demand.

(ii)	As of March 31, 2026, the balance of $168,696 represented funds collected by the Company on behalf of Xiang Hu, a shareholder of the Company, which had been fully paid off in May 2026.

3) Operating lease right-of-use assets, a related party and Operating lease liabilities, a related party

	September 30,	March 31,
	2026	2026
	(Unaudited)
Operating lease right-of-use assets, a related party	$28,351	$47,520
Operating lease liabilities, current, a related party	$39,158	$58,023

The Company entered into lease agreements with Hunan Dingchentai Investment Co., Ltd. (“Dingchentai”), a company where one of the Company’s independent directors Ms. Xiaojuan Lin serves as the legal representative and general manager, and recorded operating lease right-of-use assets and lease liabilities accordingly. The current lease agreement will expire in May 2027.

2. Related Party Transactions

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease expenses to Dingchentai (1)	$10,749	$10,680	$21,397	$20,908
Repayment of advance by Jie Gao (2)	$—	$—	$14,696	$—
Remittance of Funds Collected for Xiang Hu (3)	$—	$—	$(168,696)	$—
Borrowings from Xi Wen (4)	$—	$653	$—	$100,000
Repayments to Xi Wen (4)	$—	$(126,899)	$—	$(126,899)
Loans to Xi Wen (4)	$—	$(229,469)	$—	$(229,469)

(1)	For the three and six months ended September 30, 2026, the Company incurred $10,749 and $21,397 in rental expenses, respectively, compared to $10,680 and $20,908 for the same periods in 2025 for lease agreements entered into with Dingchentai.

(2)	The amount of $14,696 represented the repayment of advance by Jie Gao in June 2026, which was advanced for operational purposes in February 2026.

(3)	In May 2026, the Company remitted $168,696 to Xiang Hu’s designated account, and such funds were collected on behalf of Xiang Hu in November 2025.

(4)	During the three and six months ended September 30, 2025, the Company obtained total of $653 and $100,000 borrowings from Xi Wen, repaid $126,899 to him, and loaned total of $229,469 to Xi Wen. All of these loans between the Company and Xi Wen were unsecured, interest free and repayable on demand.

14. LEASES

Lessor

The Company’s operating leases for automobile rentals have rental periods that are typically short term, generally is twelve months or less. In the revenue recognition section of Note 3 (n), the Company discloses that revenue earned from automobile rentals, wherein an identified asset is transferred to the customer and the customer has the ability to control that asset, is accounted for under Topic 842 upon adoption for the three and six months ended September 30, 2026 and 2025.

Lessee

As of September 30, 2026 and March 31, 2026, the Company has engaged in offices and parking lot which were classified as operating leases. Payments under the Company’s lease arrangement are fixed.

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

As of September 30, 2026 and March 31, 2026, the weighted-average remaining operating lease term of its existing leases is approximately 0.67 and 1.17 years, respectively.

Operating lease expense and cost for office and parking lot leases totaled $13,643 and $26,495 for the three and six months ended September 30, 2026 respectively, of which $10,289 and $20,334 were amortization of leased asset for operating leases for the three and six months ended September 30, 2026, respectively.

Operating lease expense and cost for office and parking lot leases totaled $14,873 and $29,248 for the three and six months ended September 30, 2025 respectively, of which $9,667 and $19,895 were amortization of leased asset for operating leases for the three and six months ended September 30, 2025, respectively.

The following table sets forth the Company’s minimum lease payments in future periods:

Operating lease
payments*
(Unaudited)
Twelve months ending September 30, 2027	$39,625
Total lease payments	39,625
Less: imputed interest	(467)
Present value of lease liabilities	$39,158

*

As of September 30, 2026, the outstanding balance of operating lease payments due to a related party was $39,158, which included $18,011 of rent for the period from July to November 2026 that should be paid by September 30, 2026 in accordance with the lease contract.

As of March 31, 2026, the outstanding balance of operating lease payments due to a related party was $58,023, which included $17,506 of rent for the period from January to May 2026 that should be paid by March 31, 2026 in accordance with the lease contract.

15. LOSS PER SHARE – BASIC AND DILUTED

Basic loss per share is computed by dividing net loss for the period by the weighted average number of ordinary shares outstanding during the period. Diluted loss per ordinary share is calculated by adjusting the weighted average number of ordinary shares outstanding, assuming conversion of all potentially dilutive ordinary shares. As the Company incurred a loss for the three and six months ended September 30, 2026 and 2025, all potentially dilutive ordinary shares for these periods would have an anti-dilutive effect, if converted, and thus have been excluded from the computation of basic and diluted loss per ordinary share.

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss attributable to the Company’s stockholders	$(8,045,604)	$(648,743)	$(40,804,473)	$(813,140)
Denominator:
Weighted average number of common stock - basic and diluted	14,628,348	1,499,154	9,893,817	1,292,115

The following table presents ordinary share equivalents that were excluded from the calculation of diluted loss per ordinary share for all period presented, as the effect of their inclusion would have been anti-dilutive:

	September 30,	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Anti-dilutive ordinary share equivalents
Warrants	46,402,402	709,940
Series A convertible preferred stock	13,100	13,100
Total anti-dilutive ordinary share equivalents	46,415,502	723,040

16. COMMITMENTS AND CONTINGENCIES

Purchase commitments

As of September 30, 2026, the Company did not have any significant capital and other commitments.

Contingent liability of Jinkailong

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of September 30, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $522,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

The following table presents the significant revenue, loss from operations, loss before income taxes and net loss in the Company’s operating segments from continuing operations for the three and six months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$364,171	$433,246	$725,060	$860,944
Depreciation and amortization	$142,563	$247,986	$329,962	$496,361
Loss from operations	$(555,379)	$(641,252)	$(1,186,159)	$(1,060,214)
Loss before income taxes	$(8,060,778)	$(605,416)	$(40,846,865)	$(918,109)
Net loss	$(8,060,778)	$(605,416)	$(40,846,865)	$(918,109)
Capital expenditure	$756	$—	$62,631	$—

18. SUBSEQUENT EVENTS

Exercise of November 2025 Private Placement warrants

On November 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors for the November 2025 Private Placement (refer to note 10). On November 9, 2026, the investors fully exercised all 4,510,000 November 2025 private placement warrants on a cashless basis, receiving 2,615,800 shares of the Company’s common stock with a cost basis of $3.00 per share on November 9, 2026.

Shares Private Placement

On October 19, 2026, the Company entered into a certain securities purchase agreement with certain purchasers, pursuant to which the Company agreed to sell an aggregate of up to 2,145,923 shares of common stock (the “Shares”), par value $0.0001 per share, at a purchase price of $2.33 per Share. On November 9, 2026, the Company completed the offering following the satisfaction or waiver of all other closing conditions pursuant to the securities purchase agreement. At the closing, the Company issued the Shares to the investors, and received aggregate gross proceeds of $5.0 million. Net proceeds will be used for AI data center project development, working capital and general corporate purposes.

Proposed Acquisition of Youngstown Computing Center

On October 18, 2026, the Company entered into the Youngstown Computing Center Equity Transfer Agreement dated October 17, 2026 with Glorious Star LLC, pursuant to which the Company agreed to acquire 100% of the outstanding equity interests of Glorious Star LLC, an Ohio limited liability company holding interests in a computing center project located at 1911 Logan Avenue, Youngstown, Mahoning County, Ohio, consisting of approximately 30,888 square feet of warehouse space, agreed outdoor areas, site rights, a 23kV electricity connection with 18 MVA site-level apparent power capacity, related equipment, facilities, permits and contract rights. The aggregate purchase price is $3,600,000.

On November 3, 2026, the Company entered into Amendment No.1 to the Agreement, (the “Amendment”), pursuant to which the parties agreed to eliminate the original escrow arrangement and provide for direct payment of a $360,000 down payment to the seller following the Company’s written confirmation that its due diligence and initial valuation results are satisfactory. The Company paid the $360,000 down payment to the seller on November 3, 2026. The down payment is generally non-refundable, subject to certain exceptions specified in the Amendment, and will be credited toward the aggregate purchase price at closing. The remaining $3,240,000 is payable at closing, simultaneously with the transfer of all equity interests and control, subject to satisfaction or applicable waiver of the closing conditions.

Under the Agreement, as amended, the due diligence period remains 30 business days from October 18, 2026, and the closing and balance-payment deadline is the 30th business day after October 18, 2026, unless extended by written agreement of the parties. The Company is also required to prepare and deliver a final valuation report by the closing deadline. The Amendment further provides that any acquisition of rights to additional power capacity for the project would constitute a separate transaction, subject to applicable approvals and a separate written agreement, and would not affect the obligations or closing deadline under the Agreement unless otherwise agreed in writing.

As of the filing date of these unaudited condensed consolidated financial statements, the Company is in the process of conducting its due diligence, and there can be no assurance that the transaction will be completed. Following closing, the Company intends to convert the project into a data center for artificial intelligence and high-performance computing workloads; the acquisition and planned conversion are subject to significant uncertainties.

The Company evaluated all events and transactions that occurred after September 30, 2026 up through the date the Company filed these unaudited condensed consolidated financial statements. There was no other subsequent event occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

In July 2026, we signed an operating agreement with Constant Energy Construction Corp. (“CECC”) and jointly established Nebula Matrix AI LLC (“Nebula”). Pursuant to the operating agreement, all ownership interests of the Nebula, including, without limitation, (i) economic interest and (ii) voting interest, are evidenced by membership units. We hold 90 membership units (constituting 90% of the total 100 membership units), entitling us to 90% economic and voting interests in Nebula, while CECC holds the remaining 10 membership units with the corresponding 10% economic and voting interests. Nebula will serve as the core platform through which the two companies develop, invest in, construct and operate AI data centers and digital infrastructure projects in the United States. Nebula intends to pursue AI data center projects covering site selection, power procurement, engineering-procurement-construction (“EPC”), project financing and long-term operation.

On October 18, 2026, we entered into the Youngstown Computing Center Equity Transfer Agreement dated October 17, 2026 with Glorious Star LLC, pursuant to which we agreed to acquire 100% of the outstanding equity interests of Glorious Star LLC, an Ohio limited liability company holding interests in a computing center project located at 1911 Logan Avenue, Youngstown, Mahoning County, Ohio, consisting of approximately 30,888 square feet of warehouse space, agreed outdoor areas, site rights, a 23kV electricity connection with 18 MVA site-level apparent power capacity, related equipment, facilities, permits and contract rights. The aggregate purchase price is $3,600,000. On November 3, 2026, we entered into Amendment No. 1 to the agreement, which eliminated the escrow arrangement and revised the payment, closing and termination provisions. On the same date, we paid $360,000 directly to the seller as a down payment, which will be credited against the purchase price at closing. The down payment is generally non-refundable, subject to the limited refund provisions specified in the amended agreement. The remaining $3,240,000 is payable at closing concurrently with the transfer of all equity interests and control, subject to satisfaction or applicable written waiver of the closing conditions, including those relating to due diligence and valuation. The due diligence period remains 30 business days from the agreement’s original effective date of October 18, 2026, and the closing and balance-payment deadline is the 30th business day after that date, unless extended by written agreement. We retain termination rights under specified circumstances, but termination alone does not entitle us to repayment of the down payment. Payment of the down payment does not constitute completion of the acquisition or waive the remaining closing conditions. As of the date of this report, the acquisition has not closed, and there can be no assurance that it will be completed. Following closing, we intend to convert the project into a data center for artificial intelligence and high-performance computing workloads; the acquisition and planned conversion are subject to significant uncertainties.

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

Since November 22, 2018, the acquisition date of Hunan Ruixi, and as of September 30, 2026, we have facilitated financing for an aggregate of 312 automobiles with a total value of approximately $5.4 million, sold an aggregate of 381 automobiles with a total value of approximately $3.7 million and delivered 470 automobiles under operating leases and 197 automobiles under finance leases to customers, the vast majority of whom are online ride-hailing drivers.

The table below provides a breakdown of the number of vehicles sold or delivered under different leasing arrangements or managed by us and corresponding revenue generated for the three and six months ended September 30, 2026 and 2025, respectively:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
	Number of		Number of		Number of		Number of
	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*	Vehicles	Revenue*
Auto Operating Leasing	325	$321,000	339	$373,000	329	635,000	340	$759,000
Auto Commissions	—	$14,000	—	$3,000	—	15,000	—	$11,000
Auto Financing	16	$6,000	53	$19,000	33	18,000	59	$41,000
Other Services	>360	$23,000	>350	$38,000	>360	57,000	>350	$50,000

*	The number was rounded to the nearest thousand for disclosure purpose.

During the three months ended September 30, 2026, our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 88.3%, 3.7%, 1.6% and 6.4% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 86.0%, 0.6%, 4.4%, and 9.0% for the three months ended September 30, 2025, respectively. During the six months ended September 30, 2026, our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 87.6%, 2.0%, 2.4% and 8.0% of our total revenue from our automobile transactions and related services, respectively, while our Auto Operating Leasing, Auto Commissions, Auto Financing, and other services income accounted for approximately 88.2%, 1.3%, 4.8%, and 5.7% for the six months ended September 30, 2025, respectively.

Key Factors and Risks Affecting Results of Operations

Ability to Increase Our Automobile Lessee

Our revenue growth has been largely driven by the expansion of our automobile lessee base and the corresponding revenue generated from operating and finance lease. We acquire customers for our Automobile Transaction and Related Services through the network of third-party sales teams, referral from online ride-hailing platforms and our own efforts including online advertising and billboard advertising. We also send out fliers and participate in trade shows to advertise our services. We plan to maintain the number of our customers by marketing our companies to our existing and prospective automobile lessees in the cities we now operate in. We expect to keep promoting the growth of our automobile rental business with automobile rental solutions/incentives specifically targeted at drivers using our Partner Platforms. An effective cross-selling strategies between our automobile leasing business and our Partner Platforms is important to our expansion and revenue growth. We also plan to strengthen our marketing efforts through the collaboration with certain automobile dealers and through our own team by employing more experienced staff, sharing market resources with our equity investee company, and improving the quality and variety of our services. As of September 30, 2026, we had 7 employees in our own sales department.

Management of Automobile Rentals

Due to the fierce competition of online ride-hailing industry in those cities we operated in, we have witnessed a high turn-over rate on the short-term car rentals during the six months ended September 30, 2026. To meet the demand in Changsha, we have purchased automobiles for our operating lease. The daily management and timely maintenance of leased automobiles will have a significant effect on the stability and potential growth of our income from leasing automobiles in the next twelve months. The effective management, including maintaining the high turn-over rate of our automobiles through our proprietary system and experienced auto-management team could provide in-time delivery and qualified automobiles to potential lessees, either for personal use or providing online ride-hailing services. As of September 30, 2026, for parking and management of automobiles for operating lease, we had one parking lot and four employees in Changsha. During the three months ended September 30, 2026 and 2025, the average utilization of the automobiles for operating lease was approximately 94.2% and 94.9%, respectively. During the six months ended September 30, 2026 and 2025, the average utilization of the automobiles for operating lease was approximately 93.2% and 95.5%, respectively.

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

Ability to Collect Receivables on a Timely Basis

For receivables from Auto Operating Leasing, we usually settle the rental income with each online ride-hailing driver monthly based on the product solutions they chose. In accordance with the development of the operating lease business, our Partner Platforms, such as Didi, agree to temporarily “lock-up” the fares of the rides which the driver earned from the platform to ensure the timely collection of our rental receivables from them. As of September 30, 2026, we had no accounts receivable of operating lease. Besides, during the three and six months ended September 30, 2026, we settled our commissions with the Partner Platforms for our automobile rental income on a monthly basis.

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

Ability to Manage Defaults Effectively

We manage the credit risk arising from the default of automobile purchasers and lessees by performing credit checks on each automobile purchaser or lessee based on the credit reports from People’s Bank of China and third-party credit rating companies, and personal information including residence, ethnicity group, driving history and involvement in legal proceeding. Our risk department continuously monitors the payment by each purchaser and sends them payment reminders. We also keep monitoring the daily gross fare earned by the online ride-hailing drivers, who are our majority customers and run their business through our Partner Platforms during the three and six months ended September 30, 2026. We do this so that we can evaluate their financial conditions and provide them with assistance including the transfer of automobile to a new driver if they are no longer interested in providing ride-hailing services or are unable to earn enough income to make monthly lease/loan payments. We also charge default fees from customers for their behaviors violated to the contracts.

Further, the automobiles subject to our finance leases are not collateralized by us. As of September 30, 2026, the total value of non-collateralized automobiles was close to the amount of finance lease receivables since it was on a straight-line basis. We believe our risk exposure of financing leasing is immaterial as we have experienced limited default cases and we are able to re-lease those automobiles to drivers under finance leases.

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

However, the participants in the online ride-hailing industry are facing increasingly fierce competition and the platforms for passengers and providing services together with online ride-hailing platform companies (“Aggregation Platforms”) have gained rising significance in the shared mobility industry. According to the Ministry of Transportation (the “MOT”) of the People’s Republic of China, as of August 31, 2026, approximately 402 online ride-hailing platform companies have obtained booking taxi operating licenses, representing an increase of approximately 2% as compared with the one as of August 31, 2025. Total online ride-hailing order volume was approximately 1,069 million in August 2026 in China, representing an increase of approximately 35% as compared with the one in August 2025. Of this volume, orders completed by Aggregation Platforms amounted to 347 million, accounting for approximately 32.5% of the industry’s total orders in August 2026 in China, representing an increase of 20.9% as compared with the one in August 2025. Meanwhile, approximately 3.21 million online booking taxi transportation certificates and approximately 7.48 million online booking taxi driver’s licenses were issued nationwide in China as of December 31, 2024, respectively. Since 2023, the municipal transportation bureaus in a series of cities in China have released operational dynamics and risk warnings for the online ride-hailing industry, stating that the online ride-hailing market has become saturated. They remind enterprises and practitioners who intend to engage in online ride-hailing services should have a detailed understanding of relevant regulations, conduct market research, fully consider changes in operating income due to factors such as supply and demand, market conditions, fluctuations or continuous declines, objectively evaluate the actual income level of industry practitioners, and make rational and prudent career choices.

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

As of September 30, 2026, all ride-hailing drivers who leased our automobiles or used our services have obtained the driver’s license for online ride-hailing services, and all of the cars used for online ride-hailing services which we provided management services have the automobile certificate. Without requisite automobile certificate or driver’s license, these drivers may be suspended from providing ride-hailing services, confiscated their illegal income and subject to fines of up to 10 times of their illegal income. We assisted drivers to obtain the required certificate and license for our Automobile Transaction and Related Services. However, there was no guarantee that all of the drivers who run their online ride-hailing business would be able to obtain all the certificates and licenses. These Partner Platforms may not allow unqualified drivers who lease our automobiles to drive through these platforms, or reduce their commission income, so that they may not be able to earn enough income from those Partner Platforms to pay our rental fees. Our business and results of operations shall be materially and adversely affected if we could not serve qualified drivers or our served drivers are suspended from providing ride-hailing services.

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

Results of Continuing Operations for the three months ended September 30, 2026 Compared to the three months ended September 30, 2025

	For the Three Months Ended
	September 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Revenues	$364,171	$433,246	$(69,075)
Cost of revenues	(238,057)	(339,952)	101,895
Gross profit	126,114	93,294	32,820
Operating expenses
Selling, general and administrative expenses	(681,493)	(551,690)	(129,803)
Provision for credit losses	—	(182,856)	182,856
Total operating expenses	(681,493)	(734,546)	53,053
Loss from operations	(555,379)	(641,252)	85,873
Other income, net	18,625	32,709	(14,084)
Change in fair value of derivative liabilities	(7,524,024)	3,127	(7,527,151)
Loss before income taxes expense	(8,060,778)	(605,416)	(7,455,362)
Income tax expense	—	—	—
Net loss from continuing operations	$(8,060,778)	$(605,416)	$(7,455,362)

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

The following table sets forth the breakdown of revenues by revenue source for the three months ended September 30, 2026 and 2025, respectively:

	For the Three Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$321,482	$372,756
- Service fees from NEVs leasing	14,496	19,011
- Monthly services commissions	13,648	2,730
- Financing revenues	5,738	18,849
- Default revenue	3,243	10,195
- Service fees from automobile purchase services	—	7,666
- Other service fees	5,564	2,039
Total Revenue	$364,171	$433,246

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, and other services fees, which accounted for approximately 88.3%, 4.0%, 3.7%, 1.6%, 0.9% and 1.5%, respectively, of the total revenue during the three months ended September 30, 2026. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, financing revenues, default revenue, service fees from automobile purchase services, and other services fees, which accounted for approximately 86.0%, 4.4%, 0.6%, 4.4%, 2.4%, 1.8% and 0.4%, respectively, of the total revenue during the three months ended September 30, 2025.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles by online ride-hailing drivers with their authorization, with the majority of lease term of no more than 12 months. The decrease in rental income of $51,274, or approximately 13.8% during three months ended September 30, 2026 was mainly due to the decrease in the number and average monthly rental of automobiles leased for operating lease. We leased 325 automobiles with an average monthly rental income of approximately $350 per automobile, resulting in a rental income of $321,482 for the three months ended September 30, 2026. While we leased 339 automobiles with an average monthly rental income of approximately $395 per automobile, resulting in a rental income of $372,756 for the three months ended September 30, 2025.

Service fees from NEVs leasing

We generated revenues of $14,496 and $19,011 from leasing NEVs by charging leases service fees during the three months ended September 30, 2026 and 2025, respectively. The amount of service fees for NEVs leasing is based on our timely product solutions which are adjusted in accordance with different market conditions.

Monthly services commissions

We generated revenues of $13,648 and $2,730 from the monthly management and related services provided to our Partner Platforms and other companies during the three months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to higher automobile maintenance as our own automobiles aged during the three months ended September 30, 2026, resulting in greater rebate income from auto repair vendors.

Financing revenues

We started our finance lease business in March 2019 and began to generate interest income from providing finance lease services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 24 or 48 months. We recognized a total interest income of $5,738 from an average monthly number of 16 automobiles and $18,849 from an average monthly number of 50 automobiles during the three months ended September 30, 2026 and 2025, respectively. The decrease was due to the average number of automobiles served for financial leasing decreased during the three months ended September 30, 2026.

Default revenue

We generated default revenues of $3,243 and $10,195 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to a lower incidence of early-terminations and contractual breaches by the automobile lessees, driven by improved credit quality of our lessee base, enhanced risk management and contract monitoring practices during three months ended September 30, 2026.

Service fees from automobile purchase services

We generated revenues of $0 and $7,666 from the automobile purchase services during the three months ended September 30, 2026 and 2025, respectively. The decrease was due to the number of automobiles purchase transactions decreased to 0 during the three months ended September 30, 2026 from 6 during the three months ended September 30, 2025.

Other Service fees

We generate other revenues from other miscellaneous service fees charged to our customers during the three months ended September 30, 2026 and 2025. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new product solutions.

Cost of Revenues

Cost of revenues represents the depreciation and rental cost of automobiles, daily maintenance, insurance and other usage costs of automobiles which related to our Auto Operating Leasing. The decrease of $101,895, or approximately 30.0% was primarily due to decrease in the depreciation of automobiles. Although the total number of our own automobiles used for operating leasing remaining substantially unchanged during the three months ended September 30, 2026 as compared with the three months ended September 30, 2025, these automobiles were fully depreciated in or prior to the three months ended September 30, 2026.

Gross Profit

We had gross profit of $126,114 and $93,294, respectively, during the three months ended September 30, 2026 and 2025. The following table sets forth the breakdown of gross profit by major revenue source for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
- Auto Operating Leasing	$83,425	$32,804
- Other Automobile transaction and related Services	42,689	60,490
Total Gross Profit	$126,114	$93,294

We had a gross profit of $83,425 from our Auto Operating Leasing during the three months ended September 30, 2026, which increased by $50,621 from a gross profit of $32,804 in the three months ended September 30, 2025. The increase was attributable to decrease in the depreciation of automobiles, which were fully depreciated in or prior to the three months ended September 30, 2026. As the gross margin of the revenues from our operating leasing increased, our overall gross profit margin increased to approximately 34.6% for the three months ended September 30, 2026 from approximately 21.5% for the three months ended September 30, 2025.

Selling, General and Administrative Expenses

For the three months ended September 30, 2026, selling, general and administrative expenses primarily consist of salary and employee benefits, rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $551,690 for three months ended September 30, 2025 to $681,493 for the three months ended September 30, 2026, representing an increase of $129,803, or approximately 23.5%. The increase was mainly due to (1) the increase of $77,915 in professional service fees such as financial, market consulting due to our financing arrangements during the three months ended September 30, 2026; (2) an increase of $72,829 in salary and employee benefits mainly due to the higher compensation scales for current executive officers.

Other income, net

For the three months ended September 30, 2026, we had other income, net of $18,625, which primarily consist of the (1) penalty income of approximately $13,000 from the customers; and (2) the miscellaneous other income of approximately $6,000.

For the three months ended September 30, 2025, we had other income, net of $32,709, which primarily consist of (1) penalty income of approximately $20,000 from the customers; and (2) the miscellaneous other income of approximately $13,000.

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021, May 2021 and November 2025, and the August 2020 underwritten public offering, and the November 2021, November 2025 and June 2026 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the three months ended September 30, 2026 and 2025 was a loss of $7,524,024 and a gain of $3,127, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
- May 2021 registered direct offering	$—	$166
- November 2021 private placement	—	2,961
- November 2025 Private placement	(3,315,443)	—
- November 2025 registered direct offering	(724,000)	—
- June 2026 private placement	(3,484,581)	—
Total Change in Fair Value of Derivative Liabilities	$(7,524,024)	$3,127

Income Tax Expense

Generally, our subsidiary Hunan Ruixi is subject to enterprise income tax on its taxable income in China at a rate of 25%. And the applicable tax rate of our HK subsidiary, Senmiao HK, for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. With the exception of Senmiao HK, which generated profits primarily from tax-exempt interest income on bank deposits, all entities suffered losses. Accordingly, no tax expense was recorded for the three months ended September 30, 2026 and 2025.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the three months ended September 30, 2026 was $8,060,778, representing an increase in loss of $7,455,362 from net loss of $605,416 for the three months ended September 30, 2025.

Results of Continuing Operations for the six months ended September 30, 2026 Compared to the six months ended September 30, 2025

	For the Six Months Ended
	September 30,
	2026	2025	Change
	(unaudited)	(unaudited)
Revenues	$725,060	$860,944	$(135,884)
Cost of revenues	(537,254)	(685,783)	148,529
Gross profit	187,806	175,161	12,645
Operating expenses
Selling, general and administrative expenses	(1,373,965)	(1,052,519)	(321,446)
Provision for credit losses	—	(182,856)	182,856
Total operating expenses	(1,373,965)	(1,235,375)	(138,590)
Loss from operations	(1,186,159)	(1,060,214)	(125,945)
Other (expense) income, net	(719,075)	61,796	(780,871)
Excess of warrant fair value over offering proceeds	(34,149,713)	—	(34,149,713)
Change in fair value of derivative liabilities	(4,791,918)	80,309	(4,872,227)
Loss before income taxes expense	(40,846,865)	(918,109)	(39,928,756)
Income tax expense	—	—	—
Net loss from continuing operations	$(40,846,865)	$(918,109)	$(39,928,756)

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

The following table sets forth the breakdown of revenues by revenue source for the six months ended September 30, 2026 and 2025, respectively:

	For the Six Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
Revenue from automobile transactions and related services
- Operating lease revenues from automobile rentals	$634,817	$759,022
- Service fees from NEVs leasing	35,787	19,011
- Financing revenues	17,551	41,180
- Monthly services commissions	14,811	10,995
- Default revenue	6,682	17,489
- Service fees from automobile purchase services	4,670	8,936
- Other service fees	10,742	4,311
Total Revenue	$725,060	$860,944

Revenue from our automobile transaction and related services mainly includes operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, monthly services commissions, default revenue, service fees from automobile purchase services, and other services fees, which accounted for approximately 87.6%, 4.9%, 2.4%, 2.0%, 0.9%, 0.6% and 1.6%, respectively, of the total revenue during the six months ended September 30, 2026. Meanwhile, operating lease revenues from automobile rentals, service fees from NEVs leasing, financing revenues, monthly services commissions, default revenue, service fees from automobile purchase services, and other services fees, which accounted for approximately 88.2%, 2.2%, 4.8%, 1.3%, 2.0%, 1.0% and 0.5%, respectively, of the total revenue during the six months ended September 30, 2025.

Operating lease revenues from automobile rentals

We generate revenues from leasing our own automobiles by online ride-hailing drivers with their authorization, with the majority of lease term of no more than 12 months. The decrease in rental income of $124,205, or approximately 16.4% during six months ended September 30, 2026 was mainly due to the decrease in the number and average monthly rental of automobiles leased for operating lease. We leased 329 automobiles with an average monthly rental income of approximately $349 per automobile, resulting in a rental income of $634,817 for the six months ended September 30, 2026. While we leased 340 automobiles with an average monthly rental income of approximately $397 per automobile, resulting in a rental income of $759,022 for the six months ended September 30, 2025.

Service fees from NEVs leasing

We generated revenues of $35,787 and $19,011 from leasing NEVs by charging leases service fees during the six months ended September 30, 2026 and 2025, respectively. The amount of service fees for NEVs leasing is based on our timely product solutions which are adjusted in accordance with different market conditions. We suspended charging Service fees from NEVs leasing from continuing operations for the period August 2023 through July 2025 and resumed such charges starting August 2025, which resulted in the increase of related service fee revenue recognized from continuing operations for the six months ended September 30, 2025.

Financing revenues

We started our finance lease business in March 2019 and began to generate interest income from providing finance lease services to ride-hailing drivers in April 2019. We also charge the customers of our automobile financing facilitation services interest on their monthly payments which cover purchase price of automobile and our services fees and facilitation fees for terms of 24 or 48 months. We recognized a total interest income of $17,551 from an average monthly number of 20 automobiles and $41,180 from an average monthly number of 51 automobiles during the six months ended September 30, 2026 and 2025, respectively. The decrease was due to the average number of automobiles served for financial leasing decreased during the six months ended September 30, 2026.

Monthly services commissions

We generated revenues of $14,811 and $10,995 from the monthly management and related services provided to our Partner Platforms and other companies during the six months ended September 30, 2026 and 2025, respectively. The increase was primarily attributable to higher automobile maintenance as our own automobiles aged during the six months ended September 30, 2026, resulting in greater rebate income from auto repair vendors.

Default revenue

We generated default revenues of $6,682 and $17,489 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the six months ended September 30, 2026 and 2025, respectively. The decrease was primarily attributable to a lower incidence of early-terminations and contractual breaches by the automobile lessees, driven by improved credit quality of our lessee base, enhanced risk management and contract monitoring practices during six months ended September 30, 2026.

Service fees from automobile purchase services

We generated revenues of $4,670 and $8,936 from the automobile purchase services during the six months ended September 30, 2026 and 2025, respectively. The decrease was due to the number of automobiles purchase transactions decreased to 4 during the six months ended September 30, 2026 from 7 during the six months ended September 30, 2025.

Other Service fees

We generate other revenues from other miscellaneous service fees charged to our customers during the six months ended September 30, 2026 and 2025. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new product solutions.

Cost of Revenues

Cost of revenues represents the depreciation and rental cost of automobiles, daily maintenance, insurance and other usage costs of automobiles which related to our Auto Operating Leasing. The decrease of $148,529, or approximately 21.7% was primarily due to decrease in the depreciation of automobiles. Although the total number of our own automobiles used for operating leasing remaining substantially unchanged during the six months ended September 30, 2026 as compared with the six months ended September 30, 2025, these automobiles were fully depreciated in or prior to the six months ended September 30, 2026.

Gross Profit

We had gross profit of $187,806 and $175,161, respectively, during the six months ended September 30, 2026 and 2025. The following table sets forth the breakdown of gross profit by major revenue source for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
- Auto Operating Leasing	$97,563	$73,239
- Other Automobile transaction and related Services	90,243	101,922
Total Gross Profit	$187,806	$175,161

We had a gross profit of $97,563 from our Auto Operating Leasing during the six months ended September 30, 2026, which increased by $24,234 from a gross profit of $73,239 in the six months ended September 30, 2025. The increase was attributable to decrease in the depreciation of automobiles, which were fully depreciated in or prior to the six months ended September 30, 2026. As the gross margin of the revenues from our operating leasing decreased, our overall gross profit margin increased to approximately 25.9% for the six months ended September 30, 2026 from approximately 20.3% for the six months ended September 30, 2025.

Selling, General and Administrative Expenses

For the six months ended September 30, 2026, selling, general and administrative expenses primarily consist of salary and employee benefits, rental expense, travel expenses, and other expenses. Selling, general and administrative expenses increased from $1,052,519 for six months ended September 30, 2025 to $1,373,965 for the six months ended September 30, 2026, representing an increase of $321,446, or approximately 30.5%. The increase was mainly due to (1) the increase of $238,093 in professional service fees such as financial, market consulting due to our financing arrangements during the six months ended September 30, 2026; (2) an increase of $125,527 in salary and employee benefits mainly due to the higher compensation scales for current executive officers; (3) an increase of $62,119 in business travel and promotion expenses mainly attributable to efforts to attract drivers and source new development projects during six months ended September 30, 2026.

Other (expense) income, net

For the six months ended September 30, 2026, we had other expense, net of $719,075, which primarily consist of the (1) $770,000 in offering costs allocable to the derivative liabilities for our June 2026 Units Warrants; partially offset by (2) income of approximately $15,000 from the disposal of our own automobiles used for operating leases; (3) penalty income of approximately $25,000 from the customers; and (4) the miscellaneous other income of approximately $11,000.

For the six months ended September 30, 2025, we had other income, net of $61,796, which primarily consist of (1) penalty income of approximately $25,000 from the customers; and (2) the miscellaneous other income of approximately $27,000.

Provision for credit losses

We re-evaluated the possibility of collection of unsettled balances from customers/suppliers of our automobile transactions and related services, and we provided provision for credit losses of $0 and $182,856 against receivables from Jinkailong for the six months ended September 30, 2026 and 2025, respectively.

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

Change in Fair Value of Derivative Liabilities

Warrants issued in our registered direct offerings that took place in February 2021, May 2021 and November 2025, and the August 2020 underwritten public offering, and the November 2021, November 2025 and June 2026 private placement were classified as liabilities under the caption “Derivative Liabilities” in the unaudited condensed consolidated balance sheet and recorded at estimated fair value at each reporting date, computed using the Black-Scholes valuation model. The change in fair value of derivative liabilities for the six months ended September 30, 2026 and 2025 was a loss of $4,791,918 and a gain of $80,309, respectively. The following table sets forth the breakdown of the gain (loss) in fair value of derivative liabilities for the six months ended September 30, 2026 and 2025:

	For the Six Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
- August 2020 underwritten public offering	$—	$21
- February 2021 registered direct offering	—	219
- May 2021 registered direct offering	—	13,775
- November 2021 private placement	—	66,294
- November 2025 Private placement	(3,755,499)	—
- November 2025 registered direct offering	(805,448)	—
- June 2026 private placement	(230,971)	—
Total Change in Fair Value of Derivative Liabilities	$(4,791,918)	$80,309

Income Tax Expense

Generally, our subsidiary Hunan Ruixi is subject to enterprise income tax on its taxable income in China at a rate of 25%. And the applicable tax rate of our HK subsidiary, Senmiao HK, for the first HKD$2 million of assessable profits is 8.25% and assessable profits above HKD$2 million will continue to be subject to the rate of 16.5% for corporations in Hong Kong. The enterprise income tax is calculated based on the entity’s global income as determined under PRC tax laws and accounting standards. With the exception of Senmiao HK, which generated profits primarily from tax-exempt interest income on bank deposits, all entities suffered losses. Accordingly, no tax expense was recorded for the six months ended September 30, 2026 and 2025.

Net loss from continuing operations

As a result of the foregoing, net loss from continuing operations for the six months ended September 30, 2026 was $40,846,865, representing an increase in loss of $39,928,756 from net loss of $918,109 for the six months ended September 30, 2025.

Results of Discontinued Operations for the three and six months ended September 30, 2026 Compared to the three and six months ended September 30, 2025

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$503,098	$—	$935,499
Cost of revenues	—	(322,304)	—	(639,617)
Gross profit	—	180,794	—	295,882
Operating expenses
Selling, general and administrative expenses	—	(355,565)	—	(662,981)
Reversal of credit losses		57,810		57,810
Total operating expenses	—	(297,755)	—	(605,171)
Loss from operations	—	(116,961)	—	(309,289)
Other (expenses) income, net	—	(1,353)	—	227,845
Interest expense on finance leases	—	—	—	(615)
Loss before income taxes	—	(118,314)	—	(82,059)
Income tax expenses	—	—	—	—
Net loss from discontinued operations	$—	$(118,314)	$—	$(82,059)

The result of discontinued operations was the financial figures of our former subsidiaries in Sichuan. As of December 31, 2025, we deconsolidated former subsidiaries in Sichuan and its business result was included in our automobile transactions and related services before we deconsolidated its financial figures.

Revenues

 The following table sets forth the breakdown of revenues by revenue source for the three and six months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from automobile transactions and related services (discontinued operations)
- Operating lease revenues from automobile rentals	$—	$374,759	$—	$683,896
- Service fees from NEVs leasing	—	92,104	—	175,548
- Monthly services commissions	—	21,328	—	48,888
- Default revenue	—	11,096	—	14,031
- Other service fees	—	3,811	—	13,136
Total Revenue from discontinued operations	$—	$503,098	$—	$935,499

Revenue from automobile transactions and related services (discontinued operations)

Revenue from automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 74.5%, 18.3%, 4.2%, 2.2% and 0.8%, respectively, of the total revenue from discontinued operations during the three months ended September 30, 2025.

Revenue from automobile transaction and related services (discontinued operations) mainly included operating lease revenues from automobile rentals, service fees from NEVs leasing, monthly services commissions, default revenue and other services fees, which accounted for approximately 73.1%, 18.8%, 5.2%, 1.5% and 1.4%, respectively, of the total revenue from discontinued operations during the six months ended September 30, 2025.

Operating lease revenues from automobile rentals

Our former subsidiaries in Sichuan generated revenues from leasing sub-leasing automobiles leased from third-parties and related parties or rendered by online ride-hailing drivers with their authorization for a lease term of no more than twelve months. Our former subsidiaries in Sichuan leased 377 automobiles with an average monthly rental income of approximately $409 per automobile, resulting in a rental income of $374,759, including rental income of $29,842 from a related party, for the three months ended September 30, 2025. Our former subsidiaries in Sichuan leased 411 automobiles with an average monthly rental income of approximately $405 per automobile, resulting in a rental income of $683,896, including rental income of $53,899 from a related party, for the six months ended September 30, 2025.

Service fees from NEVs leasing

Our former subsidiaries in Sichuan generated revenues of $92,104 and $175,548 from leasing NEVs by charging leases service fees during the three and six months ended September 30, 2025, respectively. The amount of services fees for NEVs leasing were based on our timely product solutions in accordance which adjusted with different market conditions.

Monthly services commissions

Our former subsidiaries in Sichuan generated revenues of $21,328 and $48,888 from the monthly management and related services provided to our Partner Platforms during the three and six months ended September 30, 2025, respectively.

Default revenue

Our former subsidiaries in Sichuan generated default revenues of $11,096 and $14,031 from the automobile lessee’s early-termination of the contracts or other violation behaviors to the contracts during the three and six months ended September 30, 2025, respectively.

Other Service fees

Our former subsidiaries in Sichuan generated other revenues from other miscellaneous service fees charged to our customers during the three and six months ended September 30, 2025. Other services fees mainly include the maintenance fees charged to our customers pursuant to certain new production solutions.

Cost of Revenues

During the three and six months ended September 30, 2025, cost of revenues from discontinued operations of $322,304 and $639,617, respectively, represented the amortization of ROUs, rental cost of automobiles, daily maintenance and insurance expense of automobiles which related to Auto Operating Leasing.

Selling, General and Administrative Expenses

For the three months ended September 30, 2025, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $355,565, primarily consisted of (1) $233,382 in outsourced operating services related to automobile lease, mainly attributable to the streamlining of the workforce in Chengdu, thereby sharing venue and personnel resources with Jinkailong, which resulted the corresponding service fee obligations; (2) $74,480 in salary and employee benefits; (3) $43,512 in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

For the six months ended September 30, 2025, selling, general and administrative expenses from discontinued operations related to Auto Operating Leasing, which amounted to $662,981, primarily consisted of (1) $451,302 in outsourced operating services related to automobile lease, mainly attributable to the streamlining of the workforce in Chengdu, thereby sharing venue and personnel resources with Jinkailong, which resulted the corresponding service fee obligations; (2) $121,545 in salary and employee benefits; (3) $64,911in entertainment, advertising and promotion; and (4) other miscellaneous expenses.

Other (expenses) income, net

For the three months ended September 30, 2025, our former subsidiaries in Sichuan had other expenses net of $1,353, while our former subsidiaries in Sichuan had other income, net of $227,845, which were both primarily due to deconsolidation of Corenel.

Income Tax expense

Our former subsidiaries in Sichuan are subject to enterprise income tax on its taxable income in China at a rate of 25%. All of our former subsidiaries in Sichuan suffered losses and no tax expense was recorded for the three and six months ended September 30, 2025.

Net loss from discontinued operations

As a result of the foregoing, the net loss from discontinued operations for the three and six months ended September 30, 2025 was $118,314 and $82,059, respectively.

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

Our business is capital intensive, and certain factors show negative trends in its liquidity position, including (1) the net loss of approximately $40.8 million for the six months ended September 30; (2) accumulated deficit of approximately $91.2 million as of September 30; and (3) $1.3 million of net cash outflows in operating activities from continuing operations the six months ended September 30, 2026.

Recent financing arrangements, however, have materially strengthened our cash position. Management evaluated and concluded that the factors aforementioned did not raise substantial doubt as to our ability to continue as a going concern. We believe that our cash balance of approximately $12.5 million as of September 30, 2026, together with the gross proceeds of $5.0 million from the private placement of common stock in November 2026, will be sufficient to meet our liquidity needs for the twelve months following issuance of these unaudited condensed consolidated financial statements, after taking into account the $3.6 million purchase price for the Glorious Star LLC acquisition if such transaction closes. If we experienced an adverse operating environment or incurred unanticipated capital expenditure requirements, or if we determined to accelerate our growth, then additional financing may be required.

The following table summarizes our cash flows:

	For the Six Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
Net Cash Used in Operating Activities from Continuing Operations	$(1,268,332)	$(159,665)
Net Cash Used in Operating Activities from Discontinued Operations	—	(232,882)
Net Cash Used in Operating Activities	(1,268,332)	(392,547)
Net Cash Used in Investing Activities from Continuing Operations	(40,187)	(223,786)
Net Cash Used in Investing Activities from Discontinued Operations	—	(388)
Net Cash Used in Investing Activities	(40,187)	(224,174)
Net Cash Provided by Financing Activities from Continuing Operations	10,230,000	314,352
Net Cash Provided by Financing Activities from Discontinued Operations	—	101,656
Net Cash Provided by Financing Activities	10,230,000	416,008
Effect of exchange rate changes on cash, cash equivalents and restricted cash	42,464	44,173
Cash and Cash Equivalents, Beginning of the Period	3,562,219	833,577
Cash, cash equivalents and restricted cash, End of the Period	12,526,164	677,037
Less: Cash, cash equivalents and restricted cash from discontinued operations	—	(92,496)
Cash and cash equivalents from continuing operations, End of Period	$12,526,164	$584,541

Cash Flow in Operating Activities

For the six months ended September 30, 2026, net cash used in operating activities was $1,268,332, which was the net outflows from continuing operations. While for the six months ended September 30, 2025, net cash used in operating activities was $392,547, which consisted of net cash outflows of $159,665 from continuing operations and $232,882 from discontinued operations.

The increase of $1,108,667 in net cash used in operating activities from continuing operations for the six months ended September 30, 2026 as compared with the six months ended September 30, 2025 was primarily attributable to (1) increase of $39,928,756 in net loss from continuing operations; (2) increase of $297,720 in the change of prepayments, other receivables and other assets; (3) increase of $235,798 in the change of accrued expenses and other liabilities (included third parties and a related party); (4) decrease of $182,856 in the provision for credit losses; (5) decrease of $166,838 in depreciation of property and equipment as our owned automobiles used in operating leases were fully depreciated in or prior to the six months ended September 30, 2026; and partially offset by (6) a loss of $34,149,713 arising from excess of the warrants’ fair value over the total offering proceeds from Units Private Placement issuance of common shares and warrants; (7) decrease of $4,872,227 in change in fair value of derivative liabilities from a gain of $80,309 for the six months ended September 30, 2025 to a loss of $4,791,918 for the six months ended September 30, 2026; and (8) $770,000 of offering costs for the Units Private Placement issuance of common shares and warrants allocated to derivative liabilities.

Cash Flow in Investing Activities

For the six months ended September 30, 2026, we had net cash used in investing activities of $40,187, which consisted of: (1) purchase of property and equipment for office purpose of $62,631; partially offset by (2) the proceeds from sales of the used-automobiles of $22,444.

For the six months ended September 30, 2025, we had net cash used in investing activities of $224,174, which consisted of net cash outflows of $223,786 from continuing operations and $388 from discontinued operation. The net cash used in investing activities from continuing operations consisted of: (1) loan to a related party of $229,469 and partially offset by (2) $5,683 of cash received from disposal of property and equipment.

Cash Flow in Financing Activities

For the six months ended September 30, 2026, we had net cash provided by financing activities of $10,230,000, generated from gross proceeds of $11,000,000 from issuance of common stock and warrant in Units Private Placement, net of related issuance costs of $770,000.

For the six months ended September 30, 2025, we had net cash provided by financing activities of $416,008, which consisted net inflows of $314,352 from continuing operations and $101,656 from discontinued operations. The net cash provided by financing activities from continuing operations consisted of: (1) net proceeds of $341,251 from the exercise of November 2021 Private Placement Warrants from an investor; and (2) borrowings from a related party of $100,000, and partially offset by (3) repayments to a related party of $126,899.

Off-Balance Sheet Arrangements

As of the filing date of this Report, we have the following off-balance sheet arrangements that are likely to have a future effect on our financial condition, revenues or expenses, results of operations and liquidity:

●	Purchase Commitments

As of the filing date of this Report, we have no purchase commitment.

●	Contingent Liabilities

Pursuant to the Regulations of the State Council on Implementing the Management System for Registered Capital Registration in the Company Law of the People’s Republic of China issued on July 1, 2024 (the “Registered Capital Registration Implementing Rules”), as Jinkailong was registered and established before June 30, 2024, its shareholders should fully pay their unpaid subscribed capital before June 30, 2032. As of September 30, 2026, Hunan Ruixi holds 35% of equity interest of Jinkailong and has not made any payments towards the investment amounting to RMB3.5 million (approximately $522,000). According to the Registered Capital Registration Implementing Rules, Hunan Ruixi shall pay the subscribed capital of Jinkailong before June 30, 2032.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

3.1	Certificate of Amendment to the Articles of Incorporation of Senmiao Technology Limited, filed with the Nevada Secretary of State on August 6, 2026 (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2026)

3.2	Certificate of Amendment to Articles of Incorporation of Senmiao Technology Limited, dated August 18, 2026 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 26, 2026)

4.1	Form of Warrants (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

4.2	Form of Pre-funded Warrants (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.1	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Registered Direct Offering (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2025)

10.2	Form of Securities Purchase Agreement by and among the Company and the Purchasers In Connection With a Private Placement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 17, 2025)

10.3	Unofficial Translation of Acquisition Agreement dated December 31, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2026)

10.4	Form of Common Stock Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 24, 2026)

10.5	Form of Warrant (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 24, 2026)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2026	Valor Energy Inc.

	By:	/s/ Ronggang (Jonathan) Zhang
		Name:	Ronggang (Jonathan) Zhang
		Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Yafeng Li
		Name:	Yafeng Li
		Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)